Form 10-K
period 2010-06-25
Fabrinet
filed 2010-09-08
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-34775

FABRINET

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Walker House 87 Mary Street George Town Grand Cayman Cayman Islands	KY1-9005
(Address of principal executive offices)	(Zip Code)

+66 2-524-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Ordinary Shares, $0.01 par value	New York Stock Exchange
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer	☐

Non-accelerated filer ☒	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 25, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s ordinary shares. The registrant’s ordinary shares began trading on the New York Stock Exchange on June 25, 2010.

As of August 20, 2010, the registrant had 33,764,630 ordinary shares, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FABRINET

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 25, 2010

PART I

ITEM 1.	BUSINESS.

Overview

We provide precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (OEMs) of complex products such as optical communication components, modules and sub-systems. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, final assembly and test. We focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix”. Based on our experiences with, and feedback from, customers, we believe we are a global leader in providing these services to the optical communications market.

We have also expanded our customer base to include companies in other similarly complex industries that require advanced precision manufacturing capabilities, such as industrial lasers and sensors. Our customers in these industries support a growing number of end-markets, including semiconductor processing, biotechnology, metrology, material processing, auto safety and medical devices. Our revenues from lasers, sensors and other markets as a percentage of total revenues have increased from 7.9% for the year ended June 26, 2009 (“fiscal 2009”) to 18.3% for the year ended June 25, 2010 (“fiscal 2010”).

In many cases, we are the sole outsourced manufacturing partner used by our customers for the products that we produce for them. The products that we manufacture for our OEM customers include:

•

selective switching products, such as reconfigurable optical add-drop modules (ROADMs), and optical amplifiers that collectively enable network managers to route signals through fiber traffic at various wavelengths and over various distances;

•

tunable transponders and transceivers that eliminate, at a significant cost savings, the need to stock individual fixed wavelength transponders and transceivers used in voice and data communications networks;

•	active optical cables providing high-speed interconnect capabilities for data centers and computing clusters, as well as Infiniband, Ethernet, fiber channel and optical backplane connectivity;

•

solid state, diode-pumped and gas lasers (collectively referred to as “industrial lasers”) used across a broad array of industries, including semiconductor processing (wafer inspection, wafer dicing, wafer scribing), biotechnology (DNA sequencing, flow cytometry, hematology, antibody detection), metrology (instrumentation, calibration, inspection), and material processing (photo processing, textile cutting, annealing, marking, engraving); and

•

sensors, including anesthesia gas monitors that are used in medical equipment, differential pressure sensors and stabilization sensors that are used in automobiles for emission control and vehicle stability, and measurement and positioning sensors that are used in laser meters and level meters for the construction and surveying industries.

We also design and fabricate application-specific crystals, prisms, mirrors, laser components and substrates (collectively referred to as “customized optics”) and other custom and standard borosilicate, clear fused quartz, and synthetic fused silica glass products (collectively referred to as “customized glass”). We incorporate our customized optics and glass into many of the products we manufacture for our OEM customers, and we also sell customized optics and glass in the merchant market.

We began operations in January 2000 through the acquisition of a precision mechanical and electro-mechanical manufacturing site in Thailand from Seagate Technology, or Seagate. We have been consistently profitable since our inception, achieving 42 consecutive quarters of net income. Over our last five fiscal years, despite the 13.7% decline in our revenues from fiscal 2008 to fiscal 2009, our total revenues increased from $375.7 million in fiscal 2006 to $505.7 million in fiscal 2010, representing a compound annual growth rate of 7.7%.

As of June 25, 2010, our facilities comprised approximately 1,100,000 total square feet, including approximately 168,000 square feet of office space and approximately 932,000 square feet devoted to manufacturing and related activities, of which approximately 290,000 square feet were clean room facilities. Of the aggregate square footage of our facilities, approximately 832,000 square feet are located in Thailand and the balance is located in the PRC and the U.S.

Industry Background

Optical Communications

Since 2001, most optical communications OEMs have reduced manufacturing capacity and transitioned to a low-cost and more efficient manufacturing base. By outsourcing production to third parties, these vendors are better able to concentrate on what they believe are their core strengths, such as research and development, and sales and marketing. Outsourcing production often allows these vendors to reduce product costs, achieve accelerated time-to-market and time-to-volume production and access advanced process design and manufacturing technologies. The principal barrier to the trend towards outsourcing in the optics industry has been the shortage of third-party manufacturing partners with the necessary optical process capabilities and robust intellectual property protection.

Demand for optical communications components and modules is influenced by the level and rate of development of optical communications infrastructure and carrier and enterprise network expansion. Carrier demand for optical communications network equipment has increased as a direct result of higher network utilization and increased demand for bandwidth capacity. The increases in network traffic volumes have been driven by increasing demand for voice, data and video delivered over internet protocol, or IP, networks.

Industrial Lasers and Sensors

The optical and electro-mechanical process technologies used in the optical communications market also have applications in other similarly complex end-markets that require advanced precision manufacturing capabilities, such as industrial lasers and sensors. These markets are substantially larger than the optical communications components market. Growth in the industrial lasers and sensors markets is expected to be driven by demand for:

•	industrial laser applications across a growing number of end-markets, particularly in semiconductor processing, biotechnology, metrology and material processing;

•	precision, non-contact and low power requirement sensors, particularly in auto safety, medical and industrial end-markets; and

•	lower cost products used on both enterprise and consumer levels.

Outsourcing of production by industrial laser and sensor OEMs has historically been limited. We believe industrial laser and sensor OEMs are increasingly recognizing the benefits of outsourcing that OEMs in other industries, such as optical communications, have been able to achieve.

Our Competitive Strengths

We believe we have succeeded in providing differentiated services to the optical communications, industrial lasers and sensors industries due to our long-term focus on optical and electro-mechanical process technologies, strategic alignment with our customers and our commitment to total customer satisfaction. More specifically, our key competitive strengths include:

•

Advanced Optical and Electro-Mechanical Manufacturing Technologies: We believe that our optical and electro-mechanical process technologies and capabilities, coupled with our customized optics and glass technologies, provide us with a key competitive advantage. These technologies include:

•	advanced optical and precision packaging;

•	reliability and environmental testing;

•	optical and mechanical material and process analysis;

•	precision optical fiber and electro-mechanical assembly;

•	fiber metallization and lensing;

•	fiber handling and fiber alignment;

•	crystal growth and processing;

•	glass drawing; and

•	optical coating.

•

Efficient, Flexible and Low Cost Process Engineering and Manufacturing Platform: We enable our customers to transition their production to an efficient and flexible manufacturing platform that is specialized for the production of optics and similarly complex products and is located in a low-cost geography. We believe our advanced manufacturing technologies, coupled with our broad engineering capabilities, give us the ability to identify opportunities to improve our customers’ manufacturing processes and provide meaningful production cost benefits. We have also developed a series of customized software tools that we believe provide us with a specialized ability to manage the unique aspects of low-volume, high-mix production.

•

Customizable Factory-Within-a-Factory Production Environment: We offer our customers exclusive engineering teams and manufacturing space for production. We call this concept of segregating production by customer a “factory-within-a-factory.” We believe our approach enhances intellectual property protection and provides greater opportunities to reduce cost and improve time to market of our customers’ products.

•

Vertical Integration Targeting Customized Optics and Glass: We believe our capabilities in the design and fabrication of high-value customized optics and glass are complementary to our manufacturing services. Specifically, these capabilities enable us to strategically align our business to our customers’ needs by streamlining our customers’ product development process and reducing the number of suppliers in our customers’ manufacturing supply chains. Also, we use these customized optics and glass products in certain of the components, modules and subsystems we manufacture, which enables us to shorten time to market and reduce the cost for our customers. We believe this level of vertical integration positions us to capitalize on further opportunities to cross-sell our design and fabrication capabilities.

Our Growth Strategy

The key elements of our growth strategy are to:

•

Strengthen Our Presence in the Optical Communications Market: We believe we are a leader in manufacturing products in the optical communications market. The optical communications market is growing rapidly, driven by the growth in demand for network bandwidth. We believe this trend will continue to increase the demand for the products that we manufacture. We continue to invest resources in advanced process technologies to support the manufacture of the next generation of complex optical products.

•

Leverage Our Technology and Manufacturing Capabilities to Continue to Diversify Our End-Markets: We intend to use our technological strengths in precision optical and electro-mechanical manufacturing to continue our diversification into industrial lasers, sensors and other select markets that require similar capabilities.

•

Continue to Extend Our Customized Optics and Glass Vertical Integration: We will continue to extend our vertical integration into customized optics and glass in order to gain greater access to key components used in the complex products we manufacture as well as to continue our diversification into new markets. We believe our customized optics and glass capabilities are highly complementary to our optical and electro-mechanical manufacturing services, and we intend to continue to market these products to our existing manufacturing services customers. In addition, we intend to continue our focus on customized optics and glass through further investment into research and development, as well as through potential acquisitions in what remains a highly fragmented market.

•

Broaden Our Client Base Geographically: Our manufacturing services are incorporated into products that are distributed in markets worldwide, but we intend to further build out our client base in strategic regions. We intend to focus on expanding our client base in Europe, Asia-Pacific and the United States. We believe these regions have a large and robust optics market and would benefit from our precision optical and electromechanical manufacturing services.

Service Offerings

We offer integrated precision optical, electro-mechanical and electronic manufacturing services and customized optics and glass fabrication services for our OEM customers.

Precision Optical, Electro-Mechanical and Electronic Manufacturing Services

Process Design and Engineering

We continuously analyze our customer’s product designs for cost and manufacturability improvements. We perform detailed design for manufacturability studies and design of experiments to assist in optimizing a product’s design for the lowest cost possible without compromising the quality specifications of form, fit and function. In the case of a new product design, we may assist in assembling one or more prototype products using the same production line and the same engineering and manufacturing teams that would be used for product qualification and volume production. We often transfer production from a customer’s internal prototype or production lines to our own facilities, requiring a copy-exact: the set up of a production process identical to the one used by our customer to minimize the number of variables and expedite qualification.

Qualifications

Production line and environmental qualifications require a variety of process engineering and technical skills, and the use of specialized equipment. Many of the products that we produce for our customers require extensive environmental and reliability qualification involving, in some cases, a three to six months or longer duration prior to volume production. The qualification phase may include a customer’s certification of a production line or process and one or a series of qualification tests for mechanical integrity and environmental endurance as specified by an industry standards organization, such as Telcordia for telecommunication equipment.

Continuous Improvement and Optimization

Once we have completed the qualification phase and stabilized production yields, we shift our focus to cost and quality optimization. This requires a close working relationship with our customer to optimize processes and identify alternative sources for materials to improve efficiency, yields and cost. Design and process improvements may include reducing the number of parts, simplifying the assembly process, eliminating non-value add operations, using standard materials and optimizing manufacturing lines.

Supply Chain and Inventory Management

Our expertise in supply chain and materials management often allows us to further reduce costs and cycle times for our customers. Our procurement and materials management services include planning, purchasing, expediting, warehousing and financing materials from thousands of suppliers. We have created a proprietary set of automated manufacturing resources planning tools to manage our inventory. We have also implemented inventory management strategies with certain suppliers that enable us to use inventory on an as-needed basis and provide on-site stocking programs.

Quality Control

We believe the integration of our manufacturing and test controls, quality systems, and software platforms contribute significantly to our ability to deliver high-quality products on a consistent basis and reduce the risk that we will be required to repair or replace defective products. Our manufacturing execution system (MES) is directly integrated with our test system and enterprise resource planning (ERP) database allowing us to respond to any process deviations in real time. We work with customers to develop product-specific test strategies. We also provide a variety of test management services, including material and process testing and reliability testing. In addition to providing yield, manufacturing data tracking and other information, our data tracking system also performs process route checking to ensure that the products follow correct process steps, and the test results meet all specified criteria. Our test capabilities include traditional printed-circuit board assembly (PCBA) testing, mechanical testing and optical testing, which includes parametric testing, such as insertion loss, return loss and extinction ratio, and functional testing (e.g., bit error ratio).

Customized Optics and Glass Fabrication

We design and fabricate our own customized optics and glass, which are core components of the higher level assemblies that we manufacture for our customers. Our fabrication facilities are located in Fuzhou, China and New Jersey. Our customized optics and glass products include the following:

•

Fiber Optic Ferrules and Alignment Sleeves; Fiber Optic Substrates; Glass Tubings, Capillaries and Rods: These single bore and multi-bore products, in various shapes and dimensions, are used principally in optical communications, medical and industrial applications.

•	Laser Optics: Includes crystals (such as YVO4, Nd: YVO4, Cr: YAG, LiNbO3 and BBO) used in laser applications.

•	Storage Optics: Includes mirrors, polarizing beam splitters, or PBS, and waveplates incorporated into optical storage products.

•	Surveying Optics: Includes penta prisms, corner cubes, and PBS penta prisms incorporated into precision surveying products.

•	Telecom Optics: Includes C-lens, waveplates, prisms and YVO4 crystals used for telecommunications applications.

•	Telecommunication Subassemblies: Includes fiber tube assemblies and collimators used in many fiber optic components such as isolators, circulators, optical switches and three-port filters.

Technology

Based on our experiences with customers and our qualitative assessment of our capabilities, we believe we provide a broader array of process technologies to the optics industry than any other manufacturing services provider. We also continue to invest in customized optics and glass technology including in the areas of crystal growth, crystal and glass processing, optical coating, optical assemblies and glass drawing. We intend to continue to increase our process engineering capabilities and manufacturing technologies to extend our product portfolio and continue to gain market share in the optics industry.

Our internally developed and licensed technologies include the following:

•

Advanced Optical Packaging: We have extensive experience in developing manufacturing processes and performing value engineering to improve our customers’ product performance, quality, reliability and manufacturing yields. In many cases, we partner with our customers to develop custom manufacturing solutions for their optics products.

•

Reliability Testing: Our reliability laboratory enables us to test the degree to which our results and specifications conform to our customers’ requirements. Through the reliability laboratory, we are able to perform most of the tests required by industry standards, including damp heat, thermal aging, thermal shock, temperature cycling, shock and vibration, accelerated life testing and stress screening. The reliability laboratory is critical to verification of root cause failure analysis.

•

Optical and Mechanical Material and Process Analysis: Our in-house material and process laboratory analyzes materials to support incoming inspection, process development, process monitoring, failure analysis and verification of compliance with the applicable environmental standards.

•

Precision Optical Fiber and Electro-mechanical Assembly: We have extensive experience in precision optical and electro-mechanical assemblies in clean room environments, clean room control discipline, cleaning technologies and electro-static discharge (ESD) protection.

•

Fiber Metallization and Lensing: We use our fiber metallization and fiber lensing capabilities to assist our customers in packaging their products. Many optical component package designs require metallized fiber and some designs also require lensing at the tip of the fiber. We have in-house capabilities that enable us to produce these products at a low cost, with short lead times and high quality.

•

Fiber Handling and Fiber Alignment: The technique with which optical fiber is handled can have a significant impact on the functionality and reliability of optics products due to the risk of damage or flaws introduced to the fiber surface or micro-cracks to the core of the fiber, which may impact alignment or signal quality, among other things. We have implemented a number of techniques to avoid stressing or otherwise damaging fiber during stripping, cleaving and connectorization and to achieve optimal alignment of fiber in these processes.

•

Optical Testing: We have the capability to perform parametric and functional tests for a wide variety of optical devices. In many cases, we are also able to help our customers develop their own proprietary software and test fixtures.

•

Crystal Growth and Processing: Our crystal growth technology produces non-linear optical crystals and crystals used in laser applications. Our processing capabilities include dicing, grinding, polishing and inspection with high dimension, tolerance and surface quality.

•

Glass Drawing: We have developed the specialized capabilities necessary to draw precision structures within tight tolerances using borosilicate, clear fused quartz and synthetic fused silica glass. Using these processes, we produce customized rectangular and circular glass tubes and rods in various configurations and with multiple bores that are accurately drawn in precise locations within the tubing. These tubes can be sliced into thin wafers for use in various applications, such as ultra-filtration of bacteria, micro-organism counting, and identification of organisms and substances. These tubes can also be cut into larger lengths to produce ferrules and sleeves for use in fiber optic communications components.

•

Optical Coating: We provide a wide variety of coating from simple single layer anti-reflection coatings to complex multi-layer stacks. The types of coating we provide include anti-reflection, partial reflection and high reflection.

We continuously invest in new and optimized processes to accommodate the next generation of optical devices, such as optical packaging, anti-reflective coating and printed circuit board technologies. We believe many of these manufacturing processes and technologies will be key to developing and commercializing the next generation of optical devices, which may include multi-function passive optics and photonic integrated circuits (which are devices, such as optical line transmitters, that incorporate various optical components and modules into a packaged chip), receivers integrated with an optical amplifier, and optical active cabling. We also anticipate our customers will continue to desire our vertically integrated capabilities, designing customized optics and glass to be incorporated into optical components, modules and complete network or laser systems.

Customers, Sales and Marketing

The optical communications market we serve is highly concentrated. Therefore, we expect that the majority of our total revenues will continue to come from a limited number of customers. During fiscal 2010 and fiscal 2009, we had five customers that each contributed 10% or more of our total revenues. These customers together accounted for 69% and 82% of our total revenues during fiscal 2010 and fiscal 2009, respectively.

The production of optics devices is characterized by a lengthy qualification process. In particular, the qualification and field testing of the products that we produce for our customers may take three to six months or longer to complete. Generally, we must qualify our production process with our customers, and the products that we manufacture must also meet the product quality requirements of our customers’ customers. While most of our customers do not purchase our services until they qualify the services and satisfactorily complete factory audits and vendor evaluations, we produce a test run of their products to demonstrate that the products that we produce will meet their qualification standards in advance of receiving an order. As part of this process, our engineers work closely with the customer’s design and procurement teams. We believe that the rigorous product transfer and qualification processes, and the close relationships that we develop with our customers during those processes, results in greater visibility into product life cycles and longer-term customer engagements.

Backlog

We are substantially dependent on orders we receive and fill on a short-term basis. Although we often receive a 12-month forecast from our customers, our customer contracts do not provide any assurance of future sales, and sales are typically made pursuant to individual purchase orders that have short lead times and are subject to revision or cancellation. Because of the possibility of changes in delivery or acceptance schedules, cancellations of orders, returns or price reductions, we do not believe that backlog is a reliable indicator of our future revenues.

Suppliers of Raw Materials

Our manufacturing operations use a wide variety of optical, semiconductor, mechanical and electronic components, assemblies and raw materials. We generally purchase materials from our suppliers through standard purchase orders instead of long term supply agreements. We rely on sole-source suppliers for a number of critical materials. Some of these sole-source suppliers are small businesses, which presents risks to us based on their financial health and reliability, which we continually monitor. We have historically experienced supply shortages for various reasons, including reduced yields by our suppliers, which have prevented us from manufacturing products for our customers in a timely manner. While we continually undertake programs to ensure the long-term availability of raw materials, there can be no assurance that we will be successful in doing so or that we will not be subject to future supply constraints.

Quality

We have an extensive quality management system that focuses on continual process improvement and achieving high levels of customer satisfaction. We employ a variety of enhanced statistical engineering techniques and other tools to improve product and service quality. In addition, we generally offer a warranty ranging from one to five years on the products that we assemble. Generally, this warranty is limited to our workmanship and our liability is capped at the price of the product.

Our quality management systems help to ensure that the products we provide to our customers meet or exceed industry standards. We maintain the following certifications: ISO 9001:2008 for Manufacturing Quality Systems; ISO 14001 for Environmental Quality Systems; TL9000 for Telecommunications Industry Quality Certification; TS16949:2002 for Automotive Industry Quality Certification; ISO 13485:2003 for Medical Devices; AS9100 for Aerospace Industry Quality Certification; OHSAS 18001 for Health and Safety; CSR-DIW for Corporate Social Responsibility; and maintain compliance with various additional standards imposed by the FDA with respect to the manufacture of medical devices.

In addition to these standards, we are committed to the deployment of sustainable manufacturing, lean initiatives and continuous improvement throughout our operations. The implementation of lean manufacturing initiatives helps improve efficiency and reduce waste in the manufacturing process in areas such as inventory on hand, set up times and floor space and the number of people required for production, while Kaizen and Six Sigma ensures continuous improvement by reducing process variation.

Competition

Although the manufacturing services market is highly competitive, there are significant barriers to entry in our existing and target markets, including the lengthy sales cycle, the need to demonstrate complex precision optical and electro-mechanical engineering and manufacturing capabilities to a prospective customer and the ability to protect a customer’s intellectual property.

Our overall competitive position depends upon a number of factors, including:

•	our manufacturing technologies and capacity;

•	the quality of our manufacturing processes and products;

•	our supply chain tools and data management systems;

•	our engineering and prototyping capabilities;

•	our ability to strengthen and broaden our engineering services and know-how to participate in the growth of emerging technologies;

•	our ability to deliver on-time;

•	cost; and

•	our responsiveness and flexibility.

Competitors in the market for optical manufacturing services include Benchmark Electronics, Inc., Hon Hai Precision Industry Co. Ltd, Oplink Communications, Inc., SAE Magnetics (HK) Ltd, Sanmina-SCI Corporation and Venture Corporation Limited, as well as the internal manufacturing capabilities of our customers. Our customized optics and glass operations face competition from companies such as Alps Electric Co., Ltd., Browave Corporation, Fujian Castech Crystals, Inc. and Photop Technologies, Inc.

Intellectual Property

Our success depends, in part, on our ability to protect our customers’ intellectual property. We license various technologies from our customers on a non-exclusive, royalty-free, non-transferable basis for the sole purpose of allowing us to manufacture products for those customers in accordance with their specifications. We have no rights to disclose, use or sell this licensed technology for any other purpose. The duration of these licenses is limited to the duration of the underlying supply or manufacturing agreement. To meet the demands of certain customers, we created a factory-within-a-factory manufacturing environment. Some customers, for example, demand anonymity at our facilities while other customers require additional security measures such as biometric devices to safeguard their segregated manufacturing areas.

We regard our own manufacturing process technologies and customized optics and glass designs as proprietary intellectual property. We own any process engineering technology independently developed in-house by our technical staff. As part of our manufacturing services, we grant our customers a royalty-free license to these process engineering technologies for the purpose of allowing our customers to make their products or have their products made by third parties. Any process engineering or other improvements that we develop in connection with the improvement or optimization of a process for the manufacturing of a customer’s products are immediately assigned to that customer. To protect our proprietary rights, we rely largely upon a combination of trade secrets, non-disclosure agreements and internal security systems. Historically, patents have not played a significant role in the protection of our proprietary rights. Nevertheless, we currently have a relatively small number of solely-owned and jointly-held PRC patents in various customized optic technologies with expiration dates between 2019 and 2021. We believe that both our evolving business practices and industry trends may result in the continued growth of our patent portfolio and its importance to us, particularly as we expand our business.

Environmental Regulation

We are subject to a variety of international and U.S. laws and other legal requirements relating to the use, disposal, clean-up of and human exposure to, hazardous materials. To date, such laws and regulations have not materially affected our business. We do not anticipate any material capital expenditures for environmental control facilities for the foreseeable future. While to date we are not aware of any material exposures, there can be no assurance that environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no problem is currently known.

Corporate Structure

We were organized under the laws of the Cayman Islands in August 1999 and commenced our business operations in January 2000. We have six direct and indirect subsidiaries. All of these subsidiaries, other than our Thai subsidiary, Fabrinet Co., Ltd., are wholly-owned. We own over 99.99% of Fabrinet Co., Ltd., and the remainder is owned by Mr. Mitchell and certain of his family members. We formed Fabrinet Co., Ltd. and incorporated Fabrinet USA, Inc. in 1999. We incorporated FBN New Jersey Manufacturing, Inc. and acquired Fabrinet China Holdings and CASIX, Inc. in 2005. We incorporated Fabrinet Pte. Ltd. in 2007.

As the parent company, we enter into all contracts with our customers, and have entered into various inter-company agreements with some of our subsidiaries. We have inter-company agreements with our Thai subsidiary and our New Jersey subsidiary (which is incorporated in Delaware), whereby each provides manufacturing services to us. We also have inter-company agreements with our California subsidiary to provide us with administrative services and with our Singapore subsidiary to provide us with administrative and financial services.

Employees

As of June 25, 2010, we had approximately 5,900 full-time employees located in Thailand, the PRC, the U.S. and Canada. As of June 25, 2010, we had approximately 4,800 full-time employees located in Thailand, approximately 4,640 of whom were engaged in manufacturing operations and 160 of whom were engaged in general and administration. As of June 25, 2010, we had approximately 1,050 full-time employees located in the PRC, approximately 990 of whom were engaged in manufacturing operations and 60 of whom were engaged in general and administration. As of June 25, 2010, we had approximately 40 full-time employees located in the U.S., approximately 30 of whom were engaged in manufacturing operations and 10 of whom were engaged in general and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages, slowdowns or strikes. We consider our relations with our employees to be excellent. Our employees have been employed by us for an average of approximately four consecutive years.

Available Information

Our web site is located at www.fabrinet.com. The information posted on our web site is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the “Investors” section of our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also access all of our public filings through the SEC’s website at www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in this 10-K, including our consolidated financial statements and the related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

Risks Related to Our Business

Our sales depend on and may continue to depend on a few customers, many of which have substantial purchasing power and leverage in negotiating contracts with us. A reduction in orders from any of these customers, the loss of any of these customers, or a customer exerting significant pricing and margin pressures on us could harm our business, financial condition and operating results.

We have depended, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our total revenues. During fiscal 2010 and fiscal 2009, we had five customers that each contributed 10% or more of our total revenues. These customers together accounted for 69% and 82% of our total revenues during fiscal 2010 and fiscal 2009, respectively. Dependence on a limited number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers could have an adverse effect on our revenues. Further, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues. Certain of our customers have gone out of business, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers.

Reliance on a small number of customers gives those customers substantial purchasing power and leverage in negotiating contracts with us. In addition, although we enter into master supply agreements with our customers, the level of business to be transacted under those agreements is not guaranteed. Instead, we are awarded business under those agreements on a project-by-project basis. Some of our customers have at times significantly reduced or delayed the volume of manufacturing services that they order from us. If we are unable to maintain our relationships with our existing significant customers, our business, financial condition and operating results could be harmed.

If the optical communications market does not expand as we expect, our business may not grow as fast as we expect, which could adversely impact our business, financial condition and operating results.

Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optics infrastructure. As part of that growth, we are relying on increasing demand for voice, video, text and other data delivered over high-speed connections. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (i) the recent global economic downturn, (ii) an uncertain regulatory environment, (iii) potential reluctance from network carriers to supply video and audio content over the communications infrastructure and (iv) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.

If we are unable to continue diversifying our precision optical and electro-mechanical manufacturing services across other markets within the optics industry, such as the semiconductor processing, biotechnology, metrology and material processing markets, our business may not grow as fast as we expect.

We intend to continue diversifying across other markets within the optics industry, such as the semiconductor processing, biotechnology, metrology and material processing markets, to reduce our dependence on the optical communications market and to grow our business. Currently, the optical communications market contributes the majority of our revenues. There can be no assurance that our efforts to further expand and diversify into other markets within the optics industry will prove successful. In the event that the opportunities presented by these markets prove to be less than anticipated, if we are less successful than expected in diversifying into these markets, or if our margins in these markets prove to be less than expected, our growth may slow or stall, and we may incur costs that are not offset by revenues in these markets, all of which could harm our business, financial condition and operating results.

Our quarterly revenues, gross profit margins and operating results have fluctuated significantly and may continue to do so in the future, which may cause the market price of our ordinary shares to decline or be volatile.

Our quarterly revenues, gross profit margins, and operating results have fluctuated significantly and may continue to fluctuate significantly in the future. For example, between our quarter ended September 26, 2008 and our quarter ended June 26, 2009, our total revenues declined from $145.9 million to $82.4 million and then increased to $157.4 million for the quarter ended June 25, 2010. Our gross profit margins and operating results experienced similar fluctuations during those periods. Therefore, we believe that quarter-to-quarter comparisons of our operating results may not be useful in predicting our future operating results. You should not rely on our results for one quarter as any indication of our future performance. Quarterly variations in our operations could result in significant volatility in the market price of our ordinary shares.

Our exposure to financially troubled customers or suppliers could harm our business, financial condition and operating results.

We provide manufacturing services to companies, and rely on suppliers, that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the overall economy that affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. If our suppliers experience financial difficulty, we could have trouble sourcing materials necessary to fulfill production requirements and meet scheduled shipments. Any such financial difficulty could adversely affect our operating results and financial condition by resulting in a reduction in our revenues, a charge for inventory write-offs, a provision for doubtful accounts, and an increase in working capital requirements due to increases in days in inventory and in days in accounts receivable.

We purchase some of the critical materials used in certain of our products from a single source or a limited number of suppliers. Supply shortages have in the past, and could in the future, impair the quality, reduce the availability or increase the cost of materials, which could harm our revenues, profitability and customer relations.

We rely on a single source or a limited number of suppliers for critical materials used in a significant number of the products we manufacture. We generally purchase these single or limited source materials through standard purchase orders and do not maintain long-term supply agreements with our suppliers. We generally use a rolling 12 month forecast based on anticipated product orders, customer forecasts, product order history, backlog, and warranty and service demand to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields and the availability of raw materials used to produce the parts or components. Historically, we have experienced supply shortages resulting from various causes, including reduced yields by our suppliers, which prevented us from manufacturing products for our customers in a timely manner. Our revenues, profitability and customer relations could be harmed by a stoppage or delay of supply, a substitution of more expensive or less reliable parts, the receipt of defective parts or contaminated materials, an increase in the price of supplies, or an inability to obtain reduced pricing from our suppliers in response to competitive pressures.

We continue to undertake programs to strengthen our supply chain. Nevertheless, we are experiencing, and expect for the foreseeable future to continue to experience, strain on our supply chain and periodic supplier problems. We have incurred, and expect to continue to incur for the foreseeable future, costs to address these problems.

Managing our inventory is complex and may require write-downs due to excess or obsolete inventory, which could cause our operating results to decrease significantly in a given fiscal period.

Managing our inventory is complex. We are generally required to procure material based upon the anticipated demand of our customers. The inaccuracy of these forecasts or estimates could result in excess supply or shortages of certain materials. Inventory that is not used or expected to be used as and when planned may become excess or obsolete. Generally, we are unable to use most of the materials purchased for one of our customers to manufacture products for any of our other customers. Additionally, we could experience reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which would increase costs and could harm our business, financial condition and operating results. While our agreements with customers are structured to mitigate our risks related to excess or obsolete inventory, enforcement of these provisions may result in material expense and delay in payment for inventory. If any of our significant customers becomes unable or unwilling to purchase inventory or does not agree to such contractual provisions in the future, our business, financial condition and operating results may be harmed.

We face significant competition in our business. If we are unable to compete successfully against our current and future competitors, our business, financial condition and operating results could be harmed.

Our current and prospective customers tend to evaluate our capabilities against the merits of their internal manufacturing, and these internal manufacturing capabilities are our primary competition. This competition is particularly strong when our customers have excess manufacturing capacity, as was the case when the markets that we serve experienced a downturn from 2001 through 2004 and again in 2008 and 2009, that resulted in underutilized capacity. Many of our potential customers continue to have excess manufacturing capacity at their facilities. If our customers choose to manufacture products internally rather than to outsource production to us, our business, financial condition and operating results could be harmed.

Competitors in the market for optical manufacturing services include Benchmark Electronics, Inc., Hon Hai Precision Industry Co. Ltd., MMI Holdings Limited, Oplink Communications, Inc., Sanmina-SCI Corporation and Venture Corporation Limited. Our customized optics and glass operations face competition from companies such as Alps Electric Co., Ltd., Browave Corporation, Fujian Castech Crystals, Inc. and Photop Technologies, Inc. Larger existing contract manufacturing companies, original design manufacturers or outsourced semiconductor assembly and test companies could also enter our target markets. In addition, we may face more competitors as we attempt to penetrate new markets.

Many of our customers and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater resources than we have. These advantages may allow them to devote greater resources than we can to the development and promotion of service offerings that are similar or superior to our service offerings. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies or offer services that achieve greater market acceptance than ours. These competitors may also compete with us by making more attractive offers to our existing and potential employees, suppliers and strategic partners. Further, consolidation in the optics industry could lead to larger and more geographically diverse competitors. New and increased competition could result in price reductions for our services, reduced gross profit margins or loss of market share. We may not be able to compete successfully against our current and future competitors, and the competitive pressures we face may harm our business, financial condition and operating results.

We conduct operations in a number of countries, which creates logistical and communications challenges for us and exposes us to other risks that could harm our business, financial condition and operating results.

The vast majority of our operations, including manufacturing and customer support, are located in jurisdictions outside the U.S., primarily in the Asia-Pacific region. The distances between Thailand, the PRC and the U.S. create a number of logistical and communications challenges for us, including managing operations across multiple time zones, directing the manufacture and delivery of products across significant distances, coordinating the procurement of raw materials and their delivery to multiple locations and coordinating the activities and decisions of our management team, the members of which are based in different countries.

Our customers are located throughout the world. Total revenues from the bill to location of customers outside of North America accounted for 50.0%, 38.5% and 37.7% of our total revenues for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. We expect that total revenues from the bill to location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

Political unrest and demonstrations, as well as changes in the political, social, business or economic conditions in Thailand, could harm our business, financial condition and operating results.

The majority of our assets and manufacturing operations are located in Thailand. Therefore, political, social, business and economic conditions in Thailand have a significant effect on our business. As of January 28, 2010, Thailand had been assessed as a medium-high political risk by AON Political Risk, a risk management, insurance and consulting firm. Any changes to tax regimes, laws, exchange controls or political action in Thailand may harm our business, financial condition and operating results.

In September 2006, Thailand experienced a military coup that overturned the existing government, and in 2008, political unrest and demonstrations in Bangkok sparked a series of violent incidents that resulted in several deaths and numerous injuries. Most of the casualties occurred around the Government House compound and the two Bangkok airports, Suvarnabhumi International Airport and Don Muang Airport, which were temporarily closed after being occupied by anti-government protestors at the end of November 2008. In April 2009, anti-government demonstrations in Bangkok caused severe traffic congestion and numerous injuries, and in March 2010, protestors again held demonstrations calling for new elections. These demonstrations in Bangkok and other parts of Thailand, which escalated in violence through May 2010, resulted in the country’s worst political violence in nearly two decades with numerous deaths and injuries, as well as destruction of property. Certain hotels and businesses in Bangkok were closed for weeks as the protestors occupied Bangkok’s commercial center, and governments around the world issued travel advisories urging their citizens to avoid non-essential travel to Bangkok.

Any succession crisis in the Kingdom of Thailand could cause new or increased instability and unrest. In the event that a violent coup were to occur or the current political unrest were to worsen, such activity could prevent shipments from entering or leaving the country and disrupt our ability to manufacture products in Thailand, and we could be forced to transfer our manufacturing activities to more stable, and potentially more costly, regions. Further, a new Thai government might repeal certain promotional certificates that we have received or tax holidays for certain export and value added taxes that we enjoy, either preventing us from engaging in our current or anticipated activities or subjecting us to higher tax rates. A new regime could nationalize our business or otherwise seize our assets. Future political instability such as the coup that occurred in September 2006 or the demonstrations that occurred during 2008, 2009 and 2010 could harm our business, financial condition and operating results.

We expect to increase our manufacturing operations in the PRC, which will continue to expose us to risks inherent in doing business in the PRC, any of which risks could harm our business, financial condition and operating results.

We anticipate that we will continue to invest in our customized optics manufacturing facilities located in Fuzhou, China. Because these operations are located in the PRC, they are subject to greater political, legal and economic risks than the geographies in which the facilities of many of our competitors and customers are located. In particular, the political and economic climate in the PRC (both at national and regional levels) is fluid and unpredictable. As of January 28, 2010, the PRC had been assessed as a medium political risk by AON Political Risk. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to change further. Any changes to the political, legal or economic climate in the PRC could harm our business, financial condition and operating results.

Our PRC subsidiary is a “wholly foreign-owned enterprise” and is therefore subject to laws and regulations applicable to foreign investment in the PRC, in general, and laws and regulations applicable to wholly foreign-owned enterprises, in particular. The PRC has made significant progress in the promulgation of laws and regulations pertaining to economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, the promulgation of new laws, changes in existing laws and abrogation of local regulations by national laws may have a negative impact on our business and prospects. In addition, these laws and regulations are relatively new, and published cases are limited in volume and non-binding. Therefore, the interpretation and enforcement of these laws and regulations involve significant uncertainties. Laws may be changed with little or no prior notice, for political or other reasons. These uncertainties could limit the legal protections available to foreign investors. Furthermore, any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management’s attention.

Fluctuations in foreign currency exchange rates and changes in governmental policies regarding foreign currencies could increase our operating costs, which would adversely affect our operating results.

Volatility in the functional and non-functional currencies of our entities and the U.S. dollar could seriously harm our business, financial condition and operating results. The primary impact of currency exchange fluctuations is on our cash, receivables and payables of our operating entities. We may also experience significant unexpected expenses from fluctuations in exchange rates.

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared to the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. For example, from June 29, 2007 to June 25, 2010, the

U.S. dollar lost approximately 6.1% of its value against the Thai baht. We cannot guarantee that the depreciation of the U.S. dollar against the Thai baht will not continue. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts of one to two month durations, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the RMB and the U.S. dollar. The expenses of our PRC subsidiary are denominated in RMB. Currently, RMB are convertible under current accounts, including trade- and service-related foreign exchange transactions, foreign debt service and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary.

Beginning in July 2005, the official exchange rate for the conversion of RMB into U.S. dollars was revalued and permitted to fluctuate within a band against a basket of foreign currencies. As a result, as of June 25, 2010, the U.S. dollar had depreciated approximately 10.7% against the RMB since June 29, 2007. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

Our business and operations would be adversely impacted in the event of a failure of our information technology infrastructure.

We rely upon the capacity, reliability and security of our information technology hardware and software infrastructure. For instance, we use a combination of standard and customized software platforms to manage, record and report all aspects of our operations and, in many instances, enable our customers to remotely access certain areas of our databases to monitor yields, inventory positions, work-in-progress status and vendor quality data. We are constantly expanding and updating our information technology infrastructure in response to our changing needs. Any failure to manage, expand and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business.

Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. To the extent that any disruptions or security breach results in a loss or damage to our data, or inappropriate disclosure of confidential information, it could harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Cancellations, delays or reductions of customer orders and the relatively short-term nature of the commitments of our customers could harm our business, financial condition and operating results.

We do not typically obtain firm purchase orders or commitments from our customers that extend beyond 13 weeks. While we work closely with our customers to develop forecasts for periods of up to one year, these forecasts are not binding and may be unreliable. Customers may cancel their orders, change production quantities from forecasted volumes or delay production for a number of reasons beyond our control. Any material delay, cancellation or reduction of orders could cause our revenues to decline significantly and could cause us to hold excess materials. Many of our costs and operating expenses are fixed. As a result, a reduction in customer demand could decrease our gross profit and harm our business, financial condition and operating results.

In addition, we make significant decisions, including production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimate of our customers’ requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of our customers. Inability to forecast the level of customer orders with certainty makes it difficult to allocate resources to specific customers, order appropriate levels of materials and maximize the use of our manufacturing capacity. This could also lead to an inability to meet a spike in production demand, all of which could harm our business, financial condition and operating results.

Consolidation in the markets we serve could harm our business, financial condition and operating results.

Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. For example, in February 2008, EMCORE Corporation, one of our customers, acquired certain product lines and other assets from another of our customers. Also, in April 2009, Bookham, Inc. and Avanex Corporation, both of which are our customers, merged to form a new company called Oclaro, Inc. In July 2009, Newport Corporation, also our customer, acquired Oclaro’s New FocusTM photonics business, and Oclaro acquired Newport’s high-power laser diode manufacturing operations. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers acquired the capacity to manufacture products in-house.

In addition, consolidation in the markets in which our customers compete has resulted in a greater concentration of purchasing power in a small number of OEMs. For example, in 2009 and 2010, Nortel Networks Corporation sold certain communications businesses and assets to its competitors, including Ciena Corporation, Ericsson and Avaya Inc. Such consolidation among our customers and their customers may continue and may adversely affect our business, financial condition and operating results in several ways. Consolidation among our customers and their customers may result in a smaller number of large customers whose size and purchasing power give them increased leverage that may result in, among other things, decreases in our average selling prices. In addition to pricing pressures, this consolidation may also reduce overall demand for our manufacturing services if customers obtain new capacity to manufacture products in-house or discontinue duplicate or competing product lines in order to streamline operations. If demand for our manufacturing services decreases, our business, financial condition and operating results could be harmed.

If we fail to adequately expand our manufacturing capacity, we will not be able to grow our business, which would harm our business, financial condition and operating results. Conversely, if we expand too much or too rapidly, we may experience excess capacity, which would harm our business, financial condition and operating results.

We may not be able to pursue many large customer orders or sustain our historical growth rates if we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products. If our customers do not believe that we have sufficient manufacturing capacity, they may: (i) outsource all of their production to another source that they believe can fulfill all of their production requirements; (ii) look to a second source for the manufacture of additional quantities of the products that we currently manufacture for them; (iii) manufacture the products themselves; or (iv) otherwise decide against using our services for their new products.

We most recently expanded our manufacturing capacity at our Thailand facilities in May 2008 with the completion of Pinehurst Building 5 and intend to further expand our manufacturing capacity in the future, such as our planned construction of a new facility that will be known as Building 6 in Thailand during the remainder of 2010 and 2011. We must continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

However, if we expand our manufacturing capacity and are unable to promptly utilize the additional space due to reduced demand for our services, an inability to win new projects, new customers or penetrate new markets, or if the optics industry does not grow as we expect, we may experience periods of excess capacity, which could harm our business, financial condition and operating results.

We may encounter difficulties completing or integrating acquisitions, asset purchases and other types of transactions that we may pursue in the future, which could disrupt our business, cause dilution to our shareholders and harm our business, financial condition and operating results.

We have grown and may continue to grow our business through acquisitions, asset purchases and other types of transactions, including the transfer of products from our customers and their suppliers. Acquisitions and other strategic transactions typically involve many risks, including the following:

•	the integration of the acquired assets and facilities into our business may be difficult, time-consuming and costly, and may adversely impact our profitability;

•	we may lose key employees of the acquired companies or divisions;

•	we may issue additional ordinary shares, which would dilute our current shareholders’ percentage ownership in us;

•	we may incur indebtedness to pay for the transactions;

•	we may assume liabilities, some of which may be unknown at the time of the transactions;

•	we may record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	we may incur amortization expenses related to certain intangible assets;

•	we may devote significant resources to transactions that may not ultimately yield anticipated benefits;

•	we may incur greater than expected expenses or lower than expected revenues;

•	we may assume obligations with respect to regulatory requirements, including environmental regulations, which may prove more burdensome than expected; or

•	we may become subject to litigation.

Acquisitions are inherently risky, and we can provide no assurance that our previous or future acquisitions will be successful or will not harm our business, financial condition and operating results.

We may experience manufacturing yields that are lower than expected, potentially resulting in increased costs, which could harm our business, operating results and customer relations.

Manufacturing yields depend on a number of factors, including the following:

•	the quality of input, materials and equipment;

•	the quality and feasibility of our customer’s design;

•	the repeatability and complexity of the manufacturing process;

•	the experience and quality of training of our manufacturing and engineering teams; and

•	the monitoring of the manufacturing environment.

Lower volume production due to continually changing designs generally results in lower yields. Manufacturing yields and margins can also be lower if we receive or inadvertently use defective or contaminated materials from our suppliers. In addition, our customer contracts typically provide that we will supply products at a fixed price each quarter, which assumes specific production yields and quality metrics. If we do not meet the yield assumptions and quality metrics used in calculating the price of a product, we may not be able to recover the costs associated with our failure to do so. Consequently, our operating results and profitability may be harmed.

If the products that we manufacture contain defects, we could incur significant correction costs, demand for our services may decline and we may be exposed to product liability and product warranty claims, which could harm our business, financial condition, operating results and customer relations.

We manufacture products to our customers’ specifications, and our manufacturing processes and facilities must comply with applicable statutory and regulatory requirements. In addition, our customers’ products and the manufacturing processes that we use to produce them are often complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or fail to be in compliance with applicable statutory or regulatory requirements. Additionally, not all defects are immediately detectible. The testing procedures of our customers are generally limited to the evaluation of the products that we manufacture under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems that are unforeseeable at the time of testing or that are detected only when products are fully deployed and operated under peak stress conditions), these products may fail to perform as expected after their initial acceptance by a customer.

We generally provide a warranty of between one and five years on the products that we manufacture for our customers. This warranty typically guarantees that products will conform to our customers’ specifications and be free from defects in workmanship. Defects in the products we manufacture, whether caused by a design, engineering, manufacturing or component failure or by deficiencies in our manufacturing processes and whether during or after the warranty period, could result in product or component failures, which may damage our business reputation, whether or not we are indemnified for such failures. We could also incur significant costs to repair or replace defective products under warranty, particularly when such failures occur in installed systems. In some instances, we may also be required to incur costs to repair or replace defective products outside of the warranty period in the event that a recurring defect is discovered in a certain percentage of a customer’s products delivered over an agreed upon period of time. We have experienced product or component failures in the past and remain exposed to such failures, as the products that we manufacture are widely deployed throughout the world in multiple environments and applications. Further, due to the difficulty in determining whether a given defect resulted from our customer’s design of the product or our manufacturing process, we may be exposed to product liability or product warranty claims arising from defects that are not our fault. In addition, if the number or type of defects exceeds certain percentage limitations contained in our contractual arrangements, we may be required to conduct extensive failure analysis, re-qualify for production or cease production of the specified products.

Product liability claims may include liability for personal injury or property damage. Product warranty claims may include liability to pay for a recall, repair or replacement of a product or component. Although liability for these claims is generally assigned to our customers in our contracts, even where they have assumed liability, our customers may not, or may not have the resources to, satisfy claims for costs or liabilities arising from a defective product. Additionally, under one of our contracts, in the event the products we manufacture do not meet the end-customer’s testing requirements or otherwise fail, we may be required to pay penalties to our customer, including a fee during the time period that the customer or end-customer’s production line is not operational as a result of the failure of the products that we manufacture, all of which could harm our business, operating results and customer relations. If we engineer or manufacture a product that is found to cause any personal injury or property damage or is otherwise found to be defective, we could incur significant costs to resolve the claim. While we maintain insurance for certain product liability claims, we do not maintain insurance for any recalls and, therefore, would be required to pay any associated costs that are determined to be our responsibility. A successful product liability or product warranty claim in excess of our insurance coverage or any material claim for which insurance coverage is denied, limited, is not available or has not been obtained could harm our business, financial condition and operating results.

If we are unable to meet regulatory quality standards applicable to our manufacturing and quality processes for the products we manufacture, our business, financial condition or operating results could be harmed.

As a manufacturer of products for the optics industry, we are required to meet certain certification standards, including the following: ISO 9001:2008 for Manufacturing Quality Systems; ISO 14001 for Environmental Quality Systems; TL9000 for Telecommunications Industry Quality Certification; TS16949:2002 for Automotive

Industry Quality Certification; ISO 13485:2003 for Medical Devices; AS9100 for Aerospace Industry Quality Certification; OHSAS 18001 for Health and Safety; and various additional standards imposed by the U.S. Food and Drug Administration, or FDA, with respect to the manufacture of medical devices.

Additionally, we are required to register with the FDA and other regulatory bodies and are subject to continual review and periodic inspection for compliance with these requirements, which require manufacturers to adhere to certain regulations, including testing, quality control and documentation procedures. We hold the following additional certifications: SONY Green Partner for Environmental Management Systems and CSR-DIW for Corporate Social Responsibility in Thailand. In the European Union, we are required to maintain certain ISO certifications in order to sell our precision optical, electro-mechanical and electronic manufacturing services and we must undergo periodic inspections by regulatory bodies to obtain and maintain these certifications. If any regulatory inspection reveals that we are not in compliance with applicable standards, regulators may take action against us, including issuing a warning letter, imposing fines on us, requiring a recall of the products we manufactured for our customers, or closing our manufacturing facilities. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition and operating results.

If we fail to attract additional skilled employees or retain key personnel, our business, financial condition and operating results could suffer.

Our future success depends, in part, upon our ability to attract additional skilled employees and retain our current key personnel. We have identified several areas where we intend to expand our hiring, including human resources, supply chain management, business development and finance. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive management team, including Mr. Mitchell, and other key management and technical personnel, each of whom would be difficult to replace. We do not have key person life insurance or long-term employment contracts with any of our key personnel. The loss of any of our executive officers or key personnel or the inability to continue to attract qualified personnel could harm our business, financial condition and operating results.

Failure to comply with applicable environmental laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

The sale and manufacturing of products in certain states and countries may subject us to environmental laws and regulations. Although we do not anticipate any material adverse effects based on the nature of our operations and these laws and regulations, we will need to ensure that we and our suppliers comply with such laws and regulations as they are enacted. If we fail to timely comply with such laws and regulations, our customers may cease doing business with us, which would have a material adverse effect on our business, results of operations and financial condition. In addition, if we were found to be in violation of these laws, we could be subject to governmental fines, liability to our customers and damage to our reputation, which would also have a material adverse effect on our business, results of operations and financial condition.

The effects of the recent global economic crisis have and may continue to adversely impact our business, operating results and financial condition.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and impacted levels of business and consumer spending. These macroeconomic developments have negatively affected and may continue to negatively affect our business, operating results and financial condition in a number of ways. For example, in fiscal 2009, various customers delayed or decreased spending on new projects with us while others delayed paying us for products and services that we had previously provided. Additionally, as a result of these macroeconomic developments, in fiscal 2009, there was a decline in demand for our customers’ products across all of the industries we serve, which caused our customers to reduce their inventories, resulting in a 13.7% decline in our total revenues and a 25.2% decline in our net income from fiscal 2008 to fiscal 2009. Further, concern about the stability of the markets generally and the strength of counterparties led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers, including to our suppliers and customers, which further exacerbated downward pressure on demand for our products and services.

If these significant adverse global economic conditions were to return, they could, among other things, make it more difficult for us, our customers and our suppliers to obtain credit, cause our customers or potential customers to reduce or delay their orders with us or cancel their orders altogether, lead to further downward pricing pressures, result in further delays in paying us or result in insolvency for key suppliers or customers, any of which could harm our business, financial condition and operating results.

Epidemics, natural disasters, acts of terrorism and other political and economic developments could harm our business, financial condition and operating results.

In some countries in which we operate, including the PRC and Thailand, potential outbreaks of infectious diseases such as the H1N1 influenza virus, severe acute respiratory syndrome (SARS) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. Natural disasters, such as the May 2008 earthquake in Sichuan, China, which reported a magnitude of 7.9 on the Richter scale and resulted in the death of tens of thousands of people, could severely disrupt manufacturing operations and increase our supply chain costs. Increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers, and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.

If we fail to develop and maintain an effective system of internal controls or comply with the requirements of Section 404 of the Sarbanes-Oxley Act, we may not be able to accurately report our financial results or prevent fraud. As a result, our shareholders could lose confidence in our financial reporting, which would harm our business and the market price of our ordinary shares.

U.S. securities laws require, among other things, that public companies maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we will be required to perform system and process evaluation and testing of our internal control over financial reporting to allow our management to assess annually the effectiveness of our internal control over financial reporting and to enable our independent registered public accounting firm to issue a report on the assessment of our controls, as required by Section 404 of the Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-K for the fiscal year ending June 24, 2011. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses (defined as deficiencies, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis).

Given the nature and complexity of our business and the fact that some members of our management team are located in Thailand while others are located in the U.S., control deficiencies may periodically occur. While we have ongoing measures and procedures to prevent and remedy such deficiencies, if they occur there can be no assurance that we will be successful or that we will be able to prevent material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Moreover, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our ordinary shares could decline and we could be subject to potential delisting by the New York Stock Exchange and review by the New York Stock Exchange, the SEC, or other regulatory authorities, which would require the expenditure by us of additional financial and management resources. As a result, our shareholders could lose confidence in our financial reporting, which would harm our business and the market price of our ordinary shares.

We are subject to the risk of increased income taxes, which could harm our business, financial condition and operating results.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. We were formed in the Cayman Islands and we maintain manufacturing operations in Thailand, the PRC and the U.S. Any of these jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Preferential tax treatment from the Thai government is currently available to us, and we intend to take advantage of it beginning in July 2010 for a period of three years, which will be contingent on, among other things, the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations. We cannot guarantee that such preferential tax treatment will continue. Our PRC subsidiary does not qualify for any such tax incentives, and we do not anticipate that it will qualify for any tax incentives in the future. There is also a risk that Thailand or another jurisdiction in which we operate may treat our Cayman Islands parent as having a permanent establishment in such jurisdiction and subject its income to tax. If we become subject to additional taxes in any jurisdiction or if any jurisdiction begins to treat our Cayman Islands parent as having a permanent establishment, such tax treatment could materially and adversely affect our business, financial condition and operating results.

Certain of our subsidiaries provide products and services to, and may from time to time undertake certain significant transactions with, us and our other subsidiaries in different jurisdictions. For instance, we have inter-company agreements in place that provide for our California and Singapore subsidiaries to provide administrative services for our Cayman Islands parent, and our Cayman Islands parent has entered into manufacturing agreements with our Thai subsidiary. In general, related party transactions and, in particular, related party financing transactions, are subject to close review by tax authorities. Moreover, several jurisdictions in which we operate have tax laws with detailed transfer pricing rules that require all transactions with non-resident related parties to be priced using arm’s length pricing principles and require the existence of contemporaneous documentation to support such pricing. International tax authorities could challenge the validity of our related party transfer pricing policies. Such a challenge generally involves a complex area of taxation and a significant degree of judgment by management. If any taxation authorities are successful in challenging our financing or transfer pricing policies, our income tax expense may be adversely affected and we could become subject to interest and penalty charges, which may harm our business, financial condition and operating results.

We may become a passive foreign investment company, which could result in adverse U.S. tax consequences to U.S. investors.

Based upon the value of our assets, which is determined in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the taxable year 2010 or for the foreseeable future. However, despite our expectations, we cannot assure you that we will not be a PFIC for the taxable year 2010 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we are a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations and to burdensome reporting requirements.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our shareholders.

We anticipate that our current cash and cash equivalents, together with cash provided by operating activities and funds available through our working capital credit facilities, will be sufficient to meet our current and anticipated needs for general corporate purposes for at least the next 12 months. We operate in a market, however, that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies.

Furthermore, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. If adequate additional funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our manufacturing services, hire additional technical and other personnel, or otherwise respond to competitive pressures could be significantly limited.

Intellectual property infringement claims against our customers or us could harm our business, financial condition and operating results.

Our services involve the creation and use of intellectual property rights, which subject us to the risk of intellectual property infringement claims from third parties and claims arising from the allocation of intellectual property rights among us and our customers. For example, in December 2008, Fabrinet USA, Inc. was served with a complaint, along with one of our customers, filed by Avago Technologies in the United States District Court for the Northern District of California, San Jose Division (Case No. C08-05394SI), alleging infringement of two patents by certain of our customer’s products. On January 28, 2009, Avago Technologies dismissed the complaint against Fabrinet USA, Inc. by filing a notice of voluntary dismissal without prejudice with the United States District Court.

Our customers may require that we indemnify them against the risk of intellectual property infringement arising out of our manufacturing processes. If any claims are brought against us or our customers for such infringement, whether or not these claims have merit, we could be required to expend significant resources in defense of such claims. In the event of an infringement claim, we may be required to spend a significant amount of money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such licenses on reasonable terms or at all, which could harm our business, financial condition and operating results.

Any failure to protect our customers’ intellectual property that we use in the products we manufacture for them could harm our customer relationships and subject us to liability.

We focus on manufacturing complex optical products for our customers. These products often contain our customers’ intellectual property, including trade secrets and know-how. Our success depends, in part, on our ability to protect our customers’ intellectual property. We may maintain separate and secure areas for customer proprietary manufacturing processes and materials and dedicate floor space, equipment, engineers and supply chain management to protect our customers’ proprietary drawings, materials and products. The steps we take to protect our customers’ intellectual property may not adequately prevent its disclosure or misappropriation. If we fail to protect our customers’ intellectual property, our customer relationships could be harmed and we may experience difficulty in establishing new customer relationships. In addition, our customers might pursue legal claims against us for any failure to protect their intellectual property, possibly resulting in harm to our reputation and our business, financial condition and operating results.

There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with U.S. GAAP. Any changes in estimates, judgments and assumptions could have a material adverse effect on our business, financial condition and operating results.

The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including intangible assets), liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial condition and operating results.

We are subject to governmental export and import controls in several jurisdictions that could subject us to liability or impair our ability to compete in international markets.

We are subject to governmental export and import controls in Thailand, the PRC and the U.S. that may limit our business opportunities. Various countries regulate the import of certain technologies and have enacted laws that could limit our ability to export or sell the products we manufacture. The export of certain technologies from the U.S. and other nations to the PRC is barred by applicable export controls, and similar prohibitions could be extended to Thailand, thereby limiting our ability to manufacture certain products. Any change in export or import regulations or related legislation, shift in approach to the enforcement of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could limit our ability to offer our manufacturing services to existing or potential customers, which could harm our business, financial condition and operating results.

The loan agreements for our long-term debt obligations contain financial ratio covenants that may impair our ability to conduct our business.

We have loan agreements for our long-term debt obligations, which contain financial ratio covenants that may limit management’s discretion with respect to certain business matters. These covenants require us to maintain a specified debt-to-equity ratio and debt service coverage ratio (earnings before interest and depreciation and amortization plus cash on hand minus short-term debt), which may restrict our ability to incur additional indebtedness and limit our ability to use our cash. In the event of our default on these loans or a breach of a covenant, the lenders may immediately cancel the loan agreement, deem the full amount of the outstanding indebtedness immediately due and payable, charge us interest on a monthly basis on the full amount of the outstanding indebtedness and, if we cannot repay all of our outstanding obligations, sell the assets pledged as collateral for the loan in order to fulfill our obligation. We may also be held responsible for any damages and related expenses incurred by the lender as a result of any default. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results.

We are subject to risks associated with the availability and coverage of insurance.

For certain risks, we do not maintain insurance coverage because of the cost or availability of certain coverage. Because we retain some portion of our insurable risks, and in some cases self-insure completely, unforeseen or catastrophic losses in excess of insured limits may have a material adverse effect on our business, financial condition and operating results.

Energy price increases may negatively impact our results of operations.

We, along with our suppliers and customers, rely on various energy sources in our manufacturing and transportation activities. Energy prices have been subject to increases and volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, world events and government regulations. While significant uncertainty currently exists about the future levels of energy prices, a significant increase is possible. Increased energy prices could increase our raw material and transportation costs. In addition, increased transportation costs of our suppliers and customers could be passed along to us. We may not be able to increase our prices enough to offset these increased costs. In addition, any increase in our prices may reduce our future customer orders which could harm our business, financial condition and operating results.

Risks Related to Our Corporate Structure

Our share price may be volatile due to fluctuations in our operating results and other factors, each of which could cause our stock price to decline.

Our revenues, expenses and results of operations have fluctuated in the past and are likely to do so in the future from quarter to quarter and year to year due to the risk factors described in this section and elsewhere in this Annual Report on Form 10-K. In addition to market and industry factors, the price and trading volume of our ordinary shares may be fluctuate in response to a number of events and factors relating to us, our competitors, our customers and the markets we serve, many of which are beyond our control. Factors such as variations in our total revenues, earnings and cash flow, announcements of new investments or acquisitions, changes in our pricing practices or those of our competitors, commencement or outcome of litigation, sales of ordinary shares by us or our principal shareholders, fluctuations in market prices for our services and general market conditions could cause the market price of our ordinary shares to change substantially. Any of these factors may result in large and sudden changes in the volume and price at which our ordinary shares trade. Among other things, volatility and weakness in our stock price could mean that investors may not be able to sell their shares at or above the prices they paid. Volatility and weakness could also impair our ability in the future to offer our ordinary shares or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of shares of our common stock to decline. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

If securities or industry analysts do not publish research or if they publish misleading or unfavorable research about our business, the market price and trading volume of our ordinary shares could decline.

The trading market for our ordinary shares depends in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analysts stop covering us, or if too few analysts cover us, the market price of our ordinary shares would be adversely impacted. If one or more of the analysts who covers us downgrades our ordinary shares or publishes misleading or unfavorable research about our business, our market price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our ordinary shares could decrease, which could cause the market price or trading volume of our ordinary shares to decline.

We are controlled by a small group of existing shareholders, whose interests may differ from the interests of our other shareholders.

As of August 20, 2010, our existing shareholders Asia Pacific Growth Fund III, L.P., an affiliate of H&Q Asia Pacific, and Mr. Mitchell, our chief executive officer, president and chairman of the board of directors, beneficially owned, collectively, approximately 59.7% of our outstanding ordinary shares and have three representatives on our board of directors. Accordingly, they have had, and will continue to have, significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have the power to prevent or cause a change in control. The interests of these shareholders may differ from the interests of our other shareholders.

Certain provisions in our constitutional documents may discourage our acquisition by a third party, which could limit your opportunity to sell shares at a premium.

Our constitutional documents include provisions that could limit the ability of others to acquire control of us, modify our structure or cause us to engage in change-of-control transactions, including, among other things, provisions that:

•	establish a classified board of directors;

•	prohibit our shareholders from calling meetings or acting by written consent in lieu of a meeting;

•	limit the ability of our shareholders to propose actions at duly convened meetings; and

•	authorize our board of directors, without action by our shareholders, to issue preferred shares and additional ordinary shares.

These provisions could have the effect of depriving you of an opportunity to sell your ordinary shares at a premium over prevailing market prices by discouraging third parties from seeking to acquire control of us in a tender offer or similar transaction.

Our shareholders may face difficulties in protecting their interests because we are organized under Cayman Islands law.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (as amended) of the Cayman Islands and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under the laws of the Cayman Islands are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the U.S. Therefore, you may have more difficulty in protecting your interests than would shareholders of a corporation incorporated in a jurisdiction in the U.S., due to the comparatively less developed nature of Cayman Islands law in this area.

While Cayman Islands law allows a dissenting shareholder to express the shareholder’s view that a court sanctioned reorganization of a Cayman Islands company would not provide fair value for the shareholder’s shares, Cayman Islands statutory law does not specifically provide for shareholder appraisal rights on a merger or consolidation of a company. This may make it more difficult for you to assess the value of any consideration you may receive in a merger or consolidation or to require that the offeror give you additional consideration if you believe the consideration offered is insufficient.

Shareholders of Cayman Islands exempted companies such as our company have no general rights under Cayman Islands law to inspect corporate records and accounts or to obtain copies of lists of shareholders. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

Subject to limited exceptions, under Cayman Islands law, a minority shareholder may not bring a derivative action against the board of directors. Our Cayman Islands counsel has advised us that they are not aware of any reported class action or derivative action having been brought in a Cayman Islands court.

Certain judgments obtained against us by our shareholders may not be enforceable.

We are a Cayman Islands company and substantially all of our assets are located outside of the U.S. In addition, many of our directors and officers are nationals and residents of countries other than the U.S. A substantial portion of the assets of these persons is located outside of the U.S. As a result, it may be difficult to effect service of process within the U.S. upon these persons. It may also be difficult to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors who are not resident in the U.S. and the substantial majority of whose assets are located outside of the U.S. In addition, there is uncertainty as to whether the courts of the Cayman Islands, Thailand or the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the U.S. or any state. In particular, a judgment in a U.S. court would not be recognized and accepted by Thai courts without a re-trial or examination of the merits of the case. In addition, there is uncertainty as to whether such Cayman Islands, Thai or PRC courts would be competent to hear original actions brought in the Cayman Islands, Thailand or the PRC against us or such persons predicated upon the securities laws of the U.S. or any state.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our principal executive office is located at Walker House, 87 Mary Street, George Town, Grand Cayman, KYI-9005, Cayman Islands. We have facilities located in Bangkok, Thailand, Fuzhou, China and New Jersey, USA as set forth below:

Location	Year Operations Commenced	Owned/Leased	Approximate Square Footage	Use
Chokchai Campus, Bangkok, Thailand (Buildings l and 2)	2000	Leased until April 30, 2014	227,000 square feet	Manufacturing
Pinehurst Campus, Bangkok, Thailand (Buildings 3 and 4)	2004 (Building 3) and 2005 (Building 4)	Owned*	288,000 square feet	Manufacturing and general administration
CASIX, Fuzhou, PRC	2005	Leased**	248,000 square feet	Manufacturing and general administration
VitroCom, Mountain Lakes, New Jersey, USA	2005	Leased until June 30, 2013	20,000 square feet	Manufacturing
Pinehurst Campus, Bangkok, Thailand (Building 5)	2008	Owned*	317,000 square feet	Manufacturing and general administration

*	Although we hold title to Buildings 3, 4 and 5 at our Pinehurst campus, each of those buildings and the underlying land is encumbered by a mortgage that secures our debt obligations to TMB Bank Public Company Limited.
**	The lease periods for the buildings located at this facility expire on September 30, 2010 and September 30, 2013.

In addition to our current facilities, in August 2010, we completed the purchase of land for the purpose of constructing a new facility that will be known as Building 6, which will be adjacent to our current Building 5. Building 6 is intended to be a manufacturing facility similar to Building 5 and is anticipated to be approximately 320,000 square feet. We expect to complete the construction of Building 6 by the first quarter of calendar year 2012.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. There are currently no material claims or actions pending or threatened against us.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our ordinary shares have traded on the New York Stock Exchange under the symbol “FN” since June 25, 2010. Prior to that time, there was no public market for our ordinary shares. The following table sets forth, for the time period indicated, the high and low sales prices of our ordinary shares as reported on the New York Stock Exchange.

Fiscal 2010	High	Low
Fourth Quarter (beginning June 25, 2010)	$10.95	$10.41

On September 3, 2010, the closing price of our ordinary shares was $14.04 per share as reported by the New York Stock Exchange.

Holders of Record

As of August 20, 2010, there were approximately 80 shareholders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

On October 28, 2008, we paid a cash dividend of $0.33 per share, totaling $10.1 million. On September 1, 2009, we paid a cash dividend of $1.00 per share, totaling $30.8 million. Although we previously paid cash dividends, we currently intend to retain any earnings for use in our business and do not currently intend to pay dividends on our ordinary shares. Dividends, if any, on our ordinary shares will be declared by and subject to the discretion of our board of directors. Even if our board of directors decides to distribute dividends, the form, frequency and amount of such dividends will depend upon our future operations and earnings, capital requirements and surplus, general financial conditions, contractual restrictions, applicable laws and regulations and other factors our board of directors may deem relevant.

Sales of Unregistered Securities

The following is a summary of our issuances or sales of securities during the fiscal 2010 that were not registered under the Securities Act.

1. From June 26, 2009 through June 25, 2010, we granted to our directors, officers, employees and consultants options to purchase an aggregate of 168,500 ordinary shares under our Amended and Restated 1999 Share Option Plan at exercise prices ranging from $5.75 to $6.25 per ordinary share for an aggregate purchase price of $973,073.

2. From June 26, 2009 through June 25, 2010, we sold and issued to our directors, officers, employees and consultants an aggregate of 285,108 ordinary shares pursuant to option exercises under our Amended and Restated 1999 Share Option Plan at exercise prices ranging from $1.50 to $5.00 per ordinary share for an aggregate purchase price of $483,977.

The issuances of these securities were deemed to be exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 701 thereof on the basis that the transactions were pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701 and otherwise made in compliance with the requirements of Rule 701. The recipients of securities in each transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. All recipients had access, through their relationship with the registrant, to information about the registrant.

Use of Proceeds

On June 24, 2010, our registration statement on Form S-1 (File No. 333-163258) relating to the initial public offering of our ordinary shares was declared effective by the SEC. An aggregate of 9,775,000 ordinary shares (including 1,275,000 ordinary shares subject to the underwriters’ option to purchase additional shares) were registered under the registration statement, of which we sold 2,830,000 shares and the selling shareholders identified in the registration statement sold 6,945,000 shares, at an initial public offering price of $10.00 per share. The aggregate offering price for the shares registered and sold by us was $28.3 million and the aggregate offering price for the shares registered and sold by the selling shareholders was approximately $69.5 million. The offering, which closed on July 6, 2010, did not terminate until after the sale of all of the shares registered on the registration statement. The managing underwriters were Morgan Stanley & Co. Incorporated and Deutsche Bank Securities Inc.

As a result of the offering, we received net proceeds of approximately $24.0 million, after deducting underwriting discounts and commissions of approximately $2.0 million and additional offering-related expenses of approximately $2.3 million. We did not receive any proceeds from the sale of shares by the selling shareholders. No offering expenses were paid directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities, or (iii) any of our affiliates.

We anticipate that we will use the net proceeds from the initial public offering for general corporate purposes, including working capital, the construction of Building 6, capital expenditures and potential acquisitions of complementary businesses, technologies or other assets. We do not currently have any agreements or understandings to make any material acquisitions of, or investments in, other businesses. Pending use of the net proceeds as described above, we have invested our net proceeds in short-term, interest-bearing debt instruments or bank deposits. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus dated June 24, 2010 filed by us with the SEC pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA.

We have derived the selected consolidated financial data for the years ended June 25, 2010, June 26, 2009 and June 27, 2008, and as of June 25, 2010 and June 26, 2009, from our audited consolidated financial statements that are included in Item 8 of this Annual Report on Form 10-K. We have derived the selected consolidated financial data for the years ended June 29, 2007 and June 30, 2006, and as of June 27, 2008, June 29, 2007 and June 30, 2006, from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. We use a 52-53 week fiscal year ending on the last Friday in June. The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The results presented below are not necessarily indicative of financial results to be achieved in future periods.

Our consolidated financial statements are prepared and presented in accordance with U.S. GAAP.

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008	June 29, 2007	June 30, 2006
	(in thousands, except per share data)
Summary Consolidated Statements of Operations Data:(1)
Revenues
Revenues	$424,548	$337,846	$345,071	$295,338	$200,171
Revenues, related parties	81,164	101,895	163,312	191,690	170,272
Other	—	1,358	2,715	9,115	5,216

Total revenues	505,712	441,099	511,098	496,143	375,659
Cost of revenues	(441,370)	(383,058)	(442,784)	(423,858)	(339,682)

Gross profit	64,342	58,041	68,314	72,285	35,977
Selling, general and administrative expenses	(16,192)	(21,960)	(21,741)	(18,036)	(10,935)
Restructuring charges	—	(2,389)	—	—	—

Operating income	48,150	33,692	46,573	54,249	25,042
Interest income	327	756	1,364	1,370	1,015
Interest expense	(500)	(1,266)	(1,547)	(2,842)	(3,346)
Foreign exchange (loss) gain, net	(40)	360	(599)	(336)	(181)
Other income	153	—	—	—	—

Income before income taxes	48,090	33,542	45,791	52,441	22,530
Income taxes	(3,767)	(2,238)	(3,962)	(2,702)	(1,076)

Net income	$44,323	$31,304	$41,829	$49,739	$21,454

Earnings per share:
Basic	$1.44	$1.03	$1.40	$1.68	$0.73
Diluted	$1.41	$1.00	$1.33	$1.60	$0.71
Weighted average number of ordinary shares outstanding
Basic	30,854	30,360	29,889	29,600	29,469
Diluted	31,369	31,183	31,349	31,077	30,403
Cash dividends declared per share	$1.00	$0.33	—	—	—

(1)	We adopted FASB ASC 718 and ASC 740 during fiscal 2007 and fiscal 2008, respectively. Please see Notes 3 and 12 to our audited consolidated financial statements, included in Item 8 of this Annual Report on Form 10-K.

	As of
	June 25, 2010	June 26, 2009	June 27, 2008	June 29, 2007	June 30, 2006
	(in thousands)
Summary Consolidated Balance Sheet Data:
Cash and cash equivalents	$84,942	$114,845	$55,682	$40,873	$40,063
Receivable from initial public offering	26,319	—	—	—	—
Working capital(1)	96,683	58,311	99,260	105,347	83,152
Total assets	377,425	288,085	292,713	240,081	240,815
Current and long-term debt	20,385	27,318	29,575	35,498	33,006
Total liabilities	145,262	94,580	122,148	110,726	162,132
Total shareholders’ equity	232,163	193,505	170,565	129,355	78,683

(1)	Working capital is defined as trade accounts receivable plus inventories, less trade accounts payable.

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008	June 29, 2007	June 30, 2006
	(in thousands)
Summary Consolidated Statements of Cash Flows Data:
Net cash provided by operating activities	$17,846	$80,357	$51,891	$26,244	$25,073
Net cash used in investing activities	(10,718)	(7,187)	(29,815)	(12,380)	(10,845)
Net cash used in financing activities	(37,298)	(13,836)	(8,223)	(13,133)	(17,128)
Net (decrease) increase in cash and cash equivalents	(30,170)	59,334	13,853	731	(2,900)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity and our needs for additional financing;

•	our future capital expenditures;

•	expansion of our manufacturing capacity;

•	the growth rates of our existing markets and potential new markets;

•	our and our customers’ and our suppliers’ ability to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and penetrate new markets;

•	our plans to diversify our sources of revenues;

•	our use of proceeds from our initial public offering;

•	trends in the optical communications, industrial lasers and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K and, in particular, the risks discussed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We provide precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (OEMs) of complex products such as optical communication components, modules and sub-systems, industrial lasers and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, final assembly and test. We focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix”. Based on our experiences with, and feedback from, customers, we believe we are a global leader in providing these services to the optical communications market.

Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities, such as optical communications, industrial lasers and sensors. The products that we manufacture for our OEM customers include: selective switching products; tunable transponders and transceivers; active optical cables; solid state, diode-pumped and gas lasers; and sensors. In many cases, we are the sole outsourced manufacturing partner used by our customers for the products that we produce for them.

We also design and fabricate application-specific crystals, prisms, mirrors, laser components, substrates and other custom and standard borosilicate, clear fused quartz, and synthetic fused silica glass products. We incorporate our customized optics and glass into many of the products we manufacture for our OEM customers, and we also sell customized optics and glass in the merchant market.

We have been consistently profitable since our inception, achieving 42 consecutive quarters of profitable operations.

Revenues

Our total revenues increased by $64.6 million, or 14.6%, to $505.7 million for fiscal 2010, as compared to $441.1 million for fiscal 2009. We generated substantially all of our total revenues during fiscal 2010 from the optical communications, industrial lasers and sensors markets. Since fiscal 2008, our revenues from products for markets other than the optical communications market have increased substantially. Our revenues from lasers, sensors and other markets as a percentage of total revenues have increased from 3.5% for fiscal 2008, to 7.9% for fiscal 2009, to 18.3% for fiscal 2010. We expect that industrial lasers and sensors will represent an increasing portion of our revenues in the future. Because our share of the available business in the industrial lasers and sensors end-markets is presently small, we hope to grow our business in those end-markets in excess of industry growth forecasts.

We believe our success in expanding our relationships with existing customers and attracting new customers is due to a number of factors, including our broad range of complex engineering and manufacturing service offerings, flexible low-cost manufacturing platform, process optimization capabilities, advanced supply chain management, excellent customer service and experienced management team. We expect the prices we charge for the products we manufacture for our customers to decrease over time due in part to competitive market forces. However, we believe we will be able to maintain favorable pricing for our services due to our ability to reduce cycle time, adjust our product mix by focusing on more complicated products, improve yields, and reduce material costs for the products we manufacture. We believe these capabilities have enabled us to help our OEM customers reduce their manufacturing costs while maintaining or improving the design, quality, reliability and delivery times for their products.

Revenues, by percentage, from individual customers representing 10% or more of our total revenues in the respective periods were as follows:

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008
Oclaro, Inc.#	17%	20%	22%
JDS Uniphase Corporation	16	20	20
Opnext, Inc.	14	11	11
Finisar Corporation	12	15	12
EMCORE Corporation	10	16	*

#	Pursuant to the merger of Avanex Corporation and Bookham, Inc. (both customers of Fabrinet) on April 27, 2009, Bookham, Inc. changed its name to Oclaro, Inc. These figures represent the combined revenues of Bookham, Inc. and Avanex Corporation.
*	Less than 10% of total revenues in the period.

During fiscal 2010 and fiscal 2009, we had five customers that each contributed 10% or more of our total revenues, and such customers together accounted for 69% and 82%, respectively, of our total revenues during the periods. During fiscal 2008, we had four customers that each contributed 10% or more of our total revenues.

Revenues, Related Parties

Revenues, related parties, represents revenues from our manufacturing of optical communications products for JDS Uniphase Corporation (or JDSU) and Finisar Corporation (or Finisar), a classification required by Rule 4-08(k) of Regulation S-X under the Exchange Act. JDSU is classified as a related party for fiscal 2009 and fiscal 2008 because it held 6.4% and 6.4% of our share capital on a fully diluted basis as of June 26, 2009 and June 27, 2008, respectively. In fiscal 2010, JDSU participated in our initial public offering as a selling shareholder and sold 1,606,850 ordinary shares, which reduced its share ownership to 1.1% (fully diluted) as of June 25, 2010. Therefore, JDSU was no longer classified as a related party as of June 25, 2010, and our balance sheet as of June 25, 2010 does not reflect JDSU as a related party. However, as JDSU was considered a related party for most of fiscal 2010, our statement of operations for fiscal 2010 includes JDSU in revenues, related parties. As of August 29, 2008, Finisar was no longer classified as a related party because Frank H. Levinson, a member of our board of directors, terminated his service on Finisar’s board of directors in August 2008.

Other Revenues

Other revenues represents revenues from production wind-down and transfer agreements. Through the three months ended December 26, 2008, we recognized income from production wind-down and transfer agreements, primarily consisting of income received from the production wind-down and transfer agreements we entered into during fiscal 2005 and fiscal 2006. We recognized this income on a straight-line basis over the estimated wind-down period and the product life cycle of the products transferred to our Thailand facilities under those various agreements. Currently, we do not expect to enter into new production wind-down and transfer agreements. See the section titled “revenue recognition” at Note 2.1 of our audited consolidated financial statements for further details.

Revenues by Geography

We generate revenues from three geographic regions: North America, Asia-Pacific and Europe. Revenues are attributed to a particular geographic area based on the bill-to location of our customers, notwithstanding that our customers may ultimately ship their products to end customers in a different geographic region. Virtually all of our revenues are derived from our manufacturing facilities in Asia.

The percentage of our revenues generated from the bill-to location outside of North America has increased from 37.7% in fiscal 2008 to 50.0% in fiscal 2010, primarily as a result of increasing sales in Asia-Pacific and Europe. We expect that an increasing portion of our revenues will come from the bill-to location outside of North America in the future.

The following table presents total revenues, by percentage, by geographic regions:

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008
North America	50.0%	61.5%	62.3%
Asia-Pacific	39.0	34.3	30.5
Europe	11.0	4.2	7.2

	100.0%	100.0%	100.0%

Our Contracts

We enter into supply agreements with our customers that generally have an initial term of two to three years. Although there are no minimum purchase requirements in our supply agreements, our customers do provide us with forecasts of their demand requirements. Our supply agreements generally include provisions for pricing and periodic review of pricing, consignment of our customer’s unique production equipment to us and sharing benefits from cost-savings derived from our efforts. We are generally required to purchase materials, which may include long lead-time materials, to meet the stated demands of our customers. After procuring materials, we manufacture products for our customers based on purchase orders that contain terms regarding quantity, delivery location and delivery dates. Our customers generally are required to purchase finished goods from us. Materials that are not consumed by our customers within a specified period of time or are no longer required due to a product’s cancellation or end-of-life are typically designated as excess or obsolete inventory under our contracts. After materials are designated as either excess or obsolete inventory, our customers are typically required to purchase the inventory from us even if they have chosen to cancel production of the related products.

Cost of Revenues

The key components of our cost of revenues are material costs, employee costs, and infrastructure-related costs. Material costs generally represent the majority of our cost of revenues. Several of the materials we require to manufacture products for our customers are customized for their products and, in many instances, sourced from a single supplier, in some cases our own subsidiaries. Shortages from sole-source suppliers due to yield loss, quality concerns and capacity constraints, among other factors, may increase our expenses and negatively impact our gross profit margin or total revenues in a given quarter. Material costs include scrap material. Historically, our rate of scrap diminishes during a product’s life cycle due to process, fixturing and test improvement and optimization.

A second significant element of cost of revenues is employee costs, including: indirect employee costs related to design, configuration and optimization of manufacturing processes for our customers, quality testing, materials testing and other engineering services; and direct costs related to our manufacturing employees. Direct employee costs include employee salaries, insurance and benefits, merit-based bonuses, recruitment, training and retention. Historically, our employee costs have increased primarily due to increases in the number of employees necessary to support our growth and, to a lesser extent, costs to recruit, train and retain employees. Salary levels in Thailand and the PRC, the fluctuation of the Thai baht and RMB against our functional currency, the U.S. dollar, and our ability to retain our employees significantly impact our cost of revenues. We expect our employee costs to increase as we continue to increase our headcount to service additional business and as wages continue to increase in Thailand and the PRC. Wage increases may impact our ability to sustain our competitive advantage and may reduce our profit margin. We seek to mitigate these cost increases through improvements in employee productivity, employee retention and asset utilization.

Our infrastructure costs are comprised of depreciation, utilities, and facilities management and overhead costs. Most of our facility leases are long-term agreements. Our depreciation costs are comprised of buildings and fixed assets, primarily at our Pinehurst Campus in Thailand, and capital equipment located at each of our manufacturing locations.

We previously maintained an Employee Profit Sharing Plan, under which we allocated ten percent of our adjusted pre-tax profits to be distributed quarterly to our employees. A portion of the Employee Profit Sharing Plan was allocated to the Executive Bonus Plan and made available for our executive officers and senior management, collectively known as our senior staff. The remainder of the Employee Profit Sharing Plan was distributed to our employees as direct profit sharing and merit-based bonus compensation. The Employee Profit Sharing Plan was eliminated during the three months ended March 27, 2009. Currently, merit-based bonus awards are available and distributed to non-senior staff. There is currently no bonus or incentive compensation available to senior staff. Charges included in cost of revenues for profit sharing and merit-based bonus distributions to employees under these plans were $0, $1.3 million and $2.3 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Share-based compensation expense included in cost of revenues was $0.3 million, $0.4 million and $0.6 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Other than incremental costs associated with growing our business generally, we do not expect to incur material incremental costs of revenue as a result of our planned expansion into new geographic markets, our continued diversification into the industrial lasers and sensors markets and other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, or SG&A expenses, primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including amounts previously paid under our Employee Profit Sharing Plan, research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense, and other general expenses not related to cost of revenues. We expect our SG&A expenses to increase as we respond to the requirements of being a public company, including increased expenses associated with: preparing and filing required reports under the U.S. securities laws; comprehensively documenting and assessing our system of internal controls and maintaining our disclosure controls and procedures as a result of the requirements of the Sarbanes-Oxley Act; competitively compensating our board of directors; and insuring against additional risks associated with being a public company.

Charges included in SG&A expenses for profit sharing distributions to senior staff were $0, $1.6 million and $2.7 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively. Share-based compensation expense included in SG&A expenses was $0.4 million, $0.4 million and $0.6 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Other than incremental costs associated with growing our business generally, we do not expect to incur material incremental SG&A expenses as a result of our planned expansion into new geographic markets, our continued diversification into the industrial lasers and sensors markets and other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities.

Additional Financial Disclosures

Foreign Exchange

As a result of our international operations, we are exposed to foreign exchange risk arising from various currency exposures primarily with respect to the Thai baht and RMB. Although a majority of our total revenues is denominated in U.S. dollars, a substantial portion of our payroll as well as certain other operating expenses are incurred and paid in Thai baht. The exchange rates between the Thai baht and the U.S. dollar have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We report our financial results in U.S. dollars and our results of operations have been and may continue to be negatively impacted due to Thai baht appreciation against the U.S. dollar. Smaller portions of our expenses are incurred in a variety of other currencies, including RMB, Canadian dollars, Euros and Japanese yen, the appreciation of which may also negatively impact our financial results.

In order to manage the risks arising from fluctuations in currency exchange rates, we use derivative financial instruments. We may enter into short-term forward foreign currency contracts to help manage currency exposures associated with certain assets and liabilities, primarily short-term obligations. The forward exchange contracts have generally ranged from one to three months in original maturity, and no forward exchange contract has had an original maturity greater than one year. All foreign currency exchange contracts are recognized on the balance sheet at fair value. As we do not apply hedge accounting to these instruments, the derivatives are recorded at fair value through earnings. The gains and losses on our forward contracts generally offset losses and gains on the assets, liabilities and transactions economically hedged and, accordingly, generally do not subject us to the risk of significant accounting losses.

As of June 25, 2010 and June 26, 2009, we had outstanding foreign currency assets and liabilities in Thai baht and RMB as follows:

	June 25, 2010			June 26, 2009
	Currency	$	%	Currency	$	%
	(in thousands, except percentages)
Assets
Thai baht	291,608	8,995	52.9	110,018	3,228	29.1
RMB	50,723	7,993	47.1	53,758	7,868	70.9

		16,988	100.0		11,096	100.0

Liabilities
Thai baht	560,494	17,289	85.4	295,114	8,659	83.3
RMB	20,077	2,957	14.6	11,831	1,740	16.7

		20,246	100.0		10,399	100.0

The Thai baht assets represent cash and cash equivalents, accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by using foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 25, 2010, there was $12.0 million in selling forward contracts and $6.5 million in option contracts outstanding on the Thai baht payables. As of June 26, 2009, there was $3.0 million in selling forward contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of June 25, 2010 and June 26, 2009, there were no outstanding forward contracts with respect to RMB assets or liabilities.

Currency Regulation and Dividend Distribution

Foreign exchange regulation in the PRC is primarily governed by the following rules:

•	Foreign Currency Administration Rules, as amended on August 5, 2008, or the Exchange Rules;

•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules; and

•

Notice on Perfecting Practices Concerning Foreign Exchange Settlement Regarding the Capital Contribution by Foreign-invested Enterprises, as promulgated by the State Administration of Foreign Exchange, or SAFE, on August 29, 2008, or Circular 142.

Under the Exchange Rules, RMB is freely convertible into foreign currencies for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. However, conversion of RMB for capital account items, such as direct investments, loans, security investments and repatriation of investments, is still subject to SAFE’s approval.

Under the Administration Rules, foreign-invested enterprises may only buy, sell or remit foreign currencies at banks authorized to conduct foreign exchange business after providing valid commercial documents and relevant supporting documents and, in the case of capital account item transactions, obtaining approval from

SAFE. Capital investments by foreign-invested enterprises outside of the PRC are also subject to limitations, which include approvals by the Ministry of Commerce, SAFE and the State Development and Reform Commission.

Circular 142 regulates the conversion by a foreign-invested company of foreign currency into RMB by restricting how the converted RMB may be used. Circular 142 requires that the registered capital of a foreign-invested enterprise settled in RMB converted from foreign currencies may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC. In addition, SAFE strengthened its oversight of the flow and use of the registered capital of foreign-invested enterprises settled in RMB converted from foreign currencies. The use of such RMB capital may not be changed without SAFE’s approval and may not be used to repay RMB loans if the proceeds of such loans have not been used.

On January 5, 2007, SAFE promulgated the Detailed Rules for Implementing the Measures for the Administration on Individual Foreign Exchange, or the Implementation Rules. Under the Implementation Rules, PRC citizens who are granted share options by an overseas publicly-listed company are required, through a PRC agent or PRC subsidiary of such overseas publicly-listed company, to register with SAFE and complete certain other procedures.

In addition, the General Administration of Taxation has issued circulars concerning employee share options. Under these circulars, our employees working in the PRC who exercise share options will be subject to PRC individual income tax. Our PRC subsidiary has obligations to file documents related to employee share options with relevant tax authorities and withhold individual income taxes of those employees who exercise their share options.

In addition, our transfer of funds to our subsidiaries in Thailand and the PRC are each subject to approval by governmental authorities in case of an increase in registered capital, or subject to registration with governmental authorities in case of a shareholder loan. These limitations on the flow of funds between us and our subsidiaries could restrict our ability to act in response to changing market conditions.

Income Tax

Our effective tax rate is a function of the mix of tax rates in the various jurisdictions in which we do business. We are domiciled in the Cayman Islands. Under the current laws of the Cayman Islands, we are not subject to tax on income or capital gains in the Cayman Islands. We have received this undertaking for a 20-year period ending August 24, 2019, and after the expiration date, we can make a request for renewal with the office of the Clerk of the Cabinet for another twenty years.

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. While we did not receive any income tax incentive in our operations in Thailand for fiscal 2010, a new tax incentive commenced for a period of three years beginning in July 2010 for income generated from new products manufactured at our Pinehurst Building 5. We do not currently qualify for any available tax incentives at our Fuzhou, PRC facility under the laws of the PRC.

Critical Accounting Policies and Use of Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities on the date of the consolidated financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our consolidated financial statements as their application places the most significant demands on our management’s judgment.

A quantitative sensitivity analysis is provided where such information is reasonably available, can be reliably estimated and provides material information to investors. The amounts used to assess sensitivity are included for illustrative purposes only and do not represent management’s predictions of variability.

Long-Lived Assets

We review property, plant and equipment for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. Recoverability of property and equipment is measured by comparing its carrying amount to the projected undiscounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment exceeds its fair value. As of the end of fiscal 2010, 2009 and 2008, there were no triggering events that required an assessment of our long-lived assets for impairment.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers’ financial condition and make provisions for doubtful accounts based on the outcome of these credit evaluations. We evaluate the collectability of our accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections and the age of past due receivables. Unanticipated changes in the liquidity or financial position of our customers may require additional provisions for doubtful accounts. Under our specific identification method it is not practical to assess the sensitivity of our estimates. As of June 25, 2010, we had identified receivables of approximately $13.6 million, or approximately 13.0% of total receivables, the collection of which may be adversely affected, as compared to receivables of approximately $9.0 million, or approximately 14.0% of total receivables, as of June 26, 2009. We continue to monitor these exposures and currently believe no material losses will be incurred.

Inventory Valuation

Our inventories are stated at the lower of cost, on a first-in, first-out basis, or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or the financial position of our customers or changes in economic conditions may require additional provisions for inventories due to our customers’ inability to fulfill their contractual obligations. During fiscal 2010 and fiscal 2009, a change of 10% for excess and obsolete materials, based on product demand and production requirements from our customers, would have affected our net income in each period by approximately $0.2 million and $0.3 million, respectively.

Deferred Income Taxes

Our deferred income tax assets represent temporary differences between the carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize these deferred income tax assets. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If these estimates and related assumptions change in the future, we may be required to increase or decrease our valuation allowance against the deferred tax assets resulting in additional or lesser income tax expense. As of June 25, 2010 and June 26, 2009, we assessed all of our deferred tax assets as more likely than not to be realizable and, accordingly, did not have a valuation allowance against our deferred tax assets.

We assess tax positions in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods, based on the technical merits of the position. We apply a “more likely than not” basis (i.e., a likelihood greater than 50 percent), in accordance with FASB ASC 740-10, and recognize a tax provision in the financial statements for an uncertain tax position that would not be sustained.

Share-Based Compensation

Effective July 1, 2006, we adopted the fair value recognition provisions of FASB ASC Topic 718, Compensation—Stock Compensation (“FASB ASC 718”). Under the fair value recognition provisions of FASB ASC 718, we applied the prospective transition method and measured share-based compensation expense at fair value on the later of the awards’ grant date or board of directors’ approval date, based on the estimated number of awards that are expected to vest. Awards granted (or modified, repurchased, or cancelled) after the adoption of FASB ASC 718 are accounted for by recognizing the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards, in the financial statements. In determining the fair value of awards, we are required to make estimates of the fair value of our ordinary shares, expected dividends to be issued, expected volatility of our shares, expected forfeitures of the awards, risk free interest rates for the expected terms of the awards, expected terms of the awards, and the vesting period of the respective awards.

The determination of our share-based compensation expense under FASB ASC 718 for both current and future periods requires the input of highly subjective assumptions, including estimated forfeitures and the price volatility of the underlying ordinary shares. We estimate forfeitures based on past employee retention rates and our expectations of future retention rates, and we will prospectively revise our forfeiture rates based on actual history. Our share-based compensation expense may change based on changes to our actual forfeitures.

For accounting purposes only, the fair value of each option grant is estimated using the Black-Scholes option pricing model, which takes into account the following factors: (i) the exercise price of the options, (ii) the estimated fair value of the underlying ordinary shares, (iii) the expected life of the options, (iv) the expected volatility of the underlying ordinary shares, (v) the risk-free interest rate during the expected life of the options, and (vi) the expected dividend yield of the underlying ordinary shares. However, these fair values are inherently uncertain and highly subjective.

The exercise price of the options is stated in the option agreements. The expected life of the options involves estimates of the anticipated timing of the exercise of the vested options. The expected volatility is based on the historical volatility of the capital stock of comparable publicly-traded companies. We have applied the U.S. Treasury Bill interest rate with a maturity similar to the expected life of our options as the risk-free interest rate and assumed a dividend yield for periods when we paid dividends.

Prior to June 25, 2010, the date our ordinary shares began trading on the New York Stock Exchange, the fair value of our ordinary shares had been determined by our board of directors at each grant date based on a variety of factors, including market multiple methodologies and appropriate valuation techniques. We determined the fair values of our ordinary shares each quarter to be equal to the mean of our (i) price earnings multiple enterprise value and (ii) revenue multiple enterprise value, divided by the total number of ordinary shares outstanding on a fully diluted basis, rounded down to the nearest one-fourth. In determining the price earnings multiples and the revenue multiples used, we obtained from third parties the price earnings multiples and revenue multiples of a group of comparable companies each quarter. We then calculated our price earnings multiple enterprise value and revenue multiple enterprise value by taking the average price earnings multiple and average revenue multiple of the group and multiplying such averages by our trailing 12-month earnings and revenues, respectively, each quarter. In order to ensure that the calculated fair value per ordinary share amount was reasonable, each period we compared the fair value amount to third-party information available to us and assessed whether the fair value is consistent with our assessment of business performance and value.

Since our initial public offering, we determine the fair value of our ordinary shares based on the closing price of our ordinary shares on the stock option grant date.

Results of Operations

The following table sets forth a summary of our consolidated statements of operations. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008
	(in thousands)
Revenues
Revenues	$424,548	$337,846	$345,071
Revenues, related parties	81,164	101,895	163,312
Other	—	1,358	2,715

Total revenues	505,712	441,099	511,098
Cost of revenues	(441,370)	(383,058)	(442,784)

Gross profit	64,342	58,041	68,314
Selling, general and administrative expenses	(16,192)	(21,960)	(21,741)
Restructuring charges	—	(2,389)	—

Operating income	48,150	33,692	46,573
Interest income	327	756	1,364
Interest expense	(500)	(1,266)	(1,547)
Foreign exchange (loss) gain, net	(40)	360	(599)
Other income	153	—	—

Income before income taxes	48,090	33,542	45,791
Income tax	(3,767)	(2,238)	(3,962)

Net income	$44,323	$31,304	$41,829

The following table sets forth a summary of our consolidated statements of operations as a percentage of total revenues for the periods indicated.

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008
Revenues
Revenues	84.0	76.6%	67.5%
Revenues, related parties	16.0	23.1	32.0
Other	—	0.3	0.5

Total revenues	100.0	100.0	100.0
Cost of revenues	(87.3)	(86.8)	(86.6)

Gross profit	12.7	13.2	13.4
Selling, general and administrative expenses	(3.2)	(5.0)	(4.3)
Restructuring charges	—	(0.6)	—

Operating income	9.5	7.6	9.1
Interest income	0.1	0.2	0.3
Interest expense	(0.1)	(0.3)	(0.3)
Foreign exchange (loss) gain, net	(0.1)	0.1	(0.1)
Other income	0.1	—	—

Income before income taxes	9.5	7.6	9.0
Income tax	(0.7)	(0.5)	(0.8)

Net income	8.8%	7.1%	8.2%

The following table sets forth our revenues by end market for the periods indicated.

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008
	(in thousands)
Optical communications	$413,385	$406,322	$493,299
Lasers, sensors, and other	92,327	34,777	17,799

Total	$505,712	$441,099	$511,098

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments are not accumulated.

Comparison of Year Ended June 25, 2010 to Year Ended June 26, 2009

Total revenues. Our total revenues increased by $64.6 million, or 14.6%, to $505.7 million for fiscal 2010, as compared to $441.1 million for fiscal 2009. This increase was the result of $7.1 million increase in our revenues from optical communications products caused by a recovery in demand for optical communications products following the recent global economic slowdown and $57.5 million increase in our revenues from non-optical communications products, primarily reflecting the growth of our programs for industrial laser and automotive customers. Revenues from optical communications products represented 81.7% of our total revenues for fiscal 2010, as compared to 92.1% for fiscal 2009. All income from production wind-down and transfer agreements had been recognized by the end of the six months ended December 26, 2008, and, as a result, income from production wind-down and transfer agreements decreased from $1.4 million for fiscal 2009 to zero for fiscal 2010. As of August 29, 2008, Finisar was no longer classified as a related party. For fiscal 2010, revenue from the sale of products to Finisar was no longer recorded as revenues, related parties, due to a change in the composition of Finisar’s board of directors.

Cost of revenues. Our cost of revenues increased by $58.3 million, or 15.2%, to $441.4 million, or 87.3% of total revenues, for fiscal 2010, as compared to $383.1 million, or 86.8% of total revenues, for fiscal 2009. The increase in absolute dollars was primarily due to higher volumes of inventory utilized in our productions in fiscal 2010. Additionally, cost of revenues for fiscal 2009 was reduced by $3.5 million primarily as a result of the recovery of the costs of obsolete inventory from customers and the reversal of certain long outstanding payables. For fiscal 2010, cost of revenues also included $5.0 million of obsolete inventory costs recovered from a customer and the reversal of certain long outstanding payables with expiring statute of limitations. Cost of revenues also included share-based compensation expense of $0.3 million for fiscal 2010, as compared to $0.4 million for fiscal 2009.

Gross profit. Our gross profit increased by $6.3 million, or 10.9%, to $64.3 million, or 12.7% of total revenues, for fiscal 2010, as compared to $58.0 million, or 13.2% of total revenues, for fiscal 2009.

SG&A expenses. Our SG&A expenses decreased by $5.8 million, or 26.3%, to $16.2 million, or 3.2% of total revenues, for fiscal 2010, as compared to $22.0 million, or 5.0% of total revenues, for fiscal 2009. Our SG&A expenses decreased in absolute dollars during fiscal 2010 as compared to fiscal 2009 due primarily to the recognition, during fiscal 2009, of accrued legal, accounting, printing and consulting expenses of $4.0 million incurred in connection with our prior efforts to sell our ordinary shares in an initial public offering during calendar years 2007 and 2008. Our SG&A expenses also decreased in absolute dollars during fiscal 2010, as compared to fiscal 2009, by $1.4 million due to the termination of Executive Bonus Plan in March 2009. We also recorded stock-based compensation charges of $0.4 million for fiscal 2010, as compared to $0.4 million for fiscal 2009.

Operating income. Our operating income increased by $14.5 million to $48.2 million, or 9.5% of total revenues, for fiscal 2010, as compared to $33.7 million, or 7.6% of total revenues, for fiscal 2009.

Interest income. Our interest income decreased by $0.4 million to $0.3 million, for fiscal 2010, as compared to $0.7 million for fiscal 2009. The decrease was due to decreases in interest rates.

Interest expense. Our interest expense decreased by $0.8 million to $0.5 million for fiscal 2010, as compared to $1.3 million for fiscal 2009. The decrease was due to decreases in our long-term loan interest rates and the repayment of $7.9 million of our long-term loans.

Income before income taxes. We recorded income before income tax expenses of $48.1 million for fiscal 2010, as compared to $33.5 million for fiscal 2009.

Provision for income tax. Our provision for income tax reflects an effective tax rate of 7.8% for fiscal 2010, as compared to an effective tax rate of 6.7% for fiscal 2009. The increase in effective tax rate in fiscal 2010 as compared to fiscal 2009 was due to the increase in our income before tax in Thailand and China.

Net income. Our net income increased to $44.3 million, or 8.8% of total revenues, for fiscal 2010, as compared to $31.3 million, or 7.1% of total revenues, for fiscal 2009, an increase of $13.0 million, or 41.6%. No income from production wind-down and transfer agreements was included in net income for fiscal 2010, as compared to $1.4 million of income from production wind-down and transfer agreements, or 0.3% of total revenues, included in net income for fiscal 2009. Net income for fiscal 2009 included $4.0 million incurred in connection with our prior efforts to sell our ordinary shares in an initial public offering during calendar years 2007 and 2008.

Comparison of Year Ended June 26, 2009 to Year Ended June 27, 2008

Total revenues. Our total revenues decreased by $70.0 million, or 13.7%, to $441.1 million for fiscal 2009, as compared to $511.1 million for fiscal 2008. This decrease was the result of $87.0 million decline in our revenues from optical communications products caused by reduced demand for optical communications products due to the recent global economic slowdown and our customers’ corresponding reduction of their inventory levels, partially offset by the increase of $17.0 million in our non-optical communications businesses. Our revenues from non-optical communications products increased by 95.4%, as we commenced volume shipments to our industrial lasers customers. Revenues from optical communications products represented 92.1% of our total revenues for fiscal 2009, as compared to 96.5% for fiscal 2008. Income from production wind-down and transfer agreements decreased from $2.7 million for fiscal 2008 to $1.4 million for fiscal 2009. These decreases were partially offset by an increase of $15.5 million from the sale of new products to existing customers, particularly in the industrial lasers and sensors markets.

Cost of revenues. Our cost of revenues decreased by $59.7 million, or 13.5%, to $383.1 million, or 86.8% of total revenues, for fiscal 2009, as compared to $442.8 million, or 86.6% of total revenues, for fiscal 2008. The decrease in absolute dollars was primarily due to a decrease in revenues. Additionally, cost of revenues for fiscal 2009 was reduced by $3.5 million primarily as a result of the recovery of the costs of obsolete inventory from customers and the reversal of certain long outstanding payables. The decreases were partially offset by a $0.7 million increase in depreciation cost attributable to our Pinehurst Building 5, which was put into operation in May 2008. Cost of revenues also included share-based compensation expense of $0.4 million for fiscal 2009, as compared to $0.6 million for fiscal 2008.

Gross profit. Our gross profit decreased by $10.3 million, or 15.0%, to $58.0 million, or 13.2% of total revenues, for fiscal 2009, as compared to $68.3 million, or 13.4% of total revenues, for fiscal 2008.

SG&A expenses. Our SG&A expenses increased by $0.3 million, or 1.4%, to $22.0 million, or 5.0% of total revenues, for fiscal 2009, as compared to $21.7 million, or 4.3% of total revenues, for fiscal 2008. Our SG&A expenses increased as a percentage of revenues primarily due to the reduction in total revenues and declines in demand from our customers as a result of the recent global economic slowdown. The increased SG&A expenses in absolute dollars were primarily due to the recognition of accrued legal, accounting, printing and consulting expenses of $4.0 million incurred in connection with our prior efforts to sell our ordinary shares in a proposed initial public offering during calendar years 2007 and 2008, partially offset by a reduction of $0.4 million in employment costs resulting from general attrition and our restructuring activities in March 2009 undertaken in response to the recent global economic slowdown and a decrease in stock-based compensation charges of $0.2 million.

Operating income. Our operating income decreased by $12.9 million to $33.7 million, or 7.6% of total revenues, for fiscal 2009, as compared to $46.6 million, or 9.1% of total revenues, for fiscal 2008.

Interest income. Our interest income decreased by $0.6 million to $0.8 million, or 0.2% of total revenues, for fiscal 2009, as compared to $1.4 million, or 0.3% of total revenues, for fiscal 2008. The decrease was due to decreases in interest rates, partially offset by increased cash and cash equivalents on our balance sheet during fiscal 2009, as compared to fiscal 2008.

Interest expense. Our interest expense decreased by $0.2 million, or 18.2%, to $1.3 million for fiscal 2009, as compared to $1.5 million for fiscal 2008. The decrease was due to decreases in our long-term loan interest rate obligations and the repayment of $6.3 million of our long-term loans.

Income before income taxes. We recorded income before income tax expenses of $33.5 million for fiscal 2009, as compared to $45.8 million for fiscal 2008.

Provision for income tax. Our provision for income tax reflects an effective tax rate of 6.7% for fiscal 2009, as compared to an effective tax rate of 8.7% for fiscal 2008.

Net income. Our net income decreased to $31.3 million, or 7.1% of total revenues, for fiscal 2009, as compared to $41.8 million, or 8.2% of total revenues, for fiscal 2008, a decrease of 25.2%. Net income included income from production wind-down and transfer agreements of $1.4 million, or 0.3% of total revenues, for fiscal

2009, as compared to $2.7 million, or 0.5% of total revenues, for fiscal 2008. Net income for fiscal 2009 included $4.0 million incurred in connection with our prior efforts to sell our ordinary shares in an initial public offering during calendar years 2007 and 2008 and $2.4 million incurred in connection with the restructuring activities we undertook in March 2009.

Liquidity and Capital Resources

To date, we have primarily financed our operations through the sale of ordinary shares to investors in March 2000, cash flow from operations and commercial loans. As of June 25, 2010, we had approximately $84.9 million in cash and cash equivalents and approximately $20.4 million of outstanding debt. As of June 26, 2009, we had approximately $114.8 million in cash and cash equivalents and approximately $27.3 million of outstanding debt. The decline in our cash and cash equivalents was primarily due to a dividend payment of $30.8 million to our shareholders in fiscal 2010.

Our cash and cash equivalents primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less which are placed with banks and other financial institutions. For fiscal 2010, the weighted average interest rate on our cash and cash equivalents was 0.4%.

We believe that our current cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to meet our anticipated cash needs, including for working capital and capital expenditures, for at least the next 12 months. Our cash flows from operations have generally been sufficient to internally fund our working capital requirements in recent years. Additionally, we have access to short-term credit facilities of approximately $50 million to support any unanticipated liquidity requirements. Historically, our internally generated working capital and short-term credit facilities have been adequate to support our liquidity requirements.

We completed the construction of Pinehurst Building 5 in Thailand in May 2008. With the addition of Building 5, we believe that we will have sufficient manufacturing capacity in place for the next 18 months. We have three long-term loans that will come due within the next 15 months and anticipate that our internally generated working capital will be adequate to repay these obligations.

The following table shows our net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods indicated:

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008
	(in thousands)
Net cash provided by operating activities	$17,846	$80,357	$51,891
Net cash used in investing activities	(10,718)	(7,187)	(29,815)
Net cash used in financing activities	(37,298)	(13,836)	(8,223)
Net (decrease) increase in cash and cash equivalents	(30,170)	59,334	13,853
Cash and cash equivalents, beginning of period	114,845	55,682	40,873
Cash and cash equivalents, end of period	84,942	114,845	55,682

Operating Activities

Net cash provided by operating activities decreased by $62.6 million, or 77.8%, to $17.8 million for fiscal 2010, as compared to $80.4 million for fiscal 2009. Cash provided by operating activities for fiscal 2010 primarily consisted of net income adjusted for depreciation, amortization and non-cash related items. The decrease in net cash from operations for fiscal 2010 was primarily due to an increase in accounts receivable and inventories, partially offset by an increase in accounts payable to address increasing customer demand.

Net cash provided by operating activities was $80.4 million for fiscal 2009, as compared to $51.9 million for fiscal 2008. The increase in net cash provided by operating activities in fiscal 2009 was primarily due to reductions in our accounts receivable and inventory outstanding resulting from reduced customer demand. These increases were partially offset by reductions in accounts payable.

Investing Activities

Net cash used in investing activities increased by $3.5 million to $10.7 million for fiscal 2010, as compared to $7.2 million for fiscal 2009. This increase in net cash used in investing activities was primarily related to capital expenditures for capital equipment and facilities, which included $2.2 million deposited toward the purchase of the land for Building 6.

Net cash used in investing activities was $7.2 million for fiscal 2009, as compared to $29.8 million for fiscal 2008. Our net cash used in investing activities for fiscal 2009 was primarily attributable to $2.3 million in capital expenditures related to equipment and $2.4 million in construction costs for Pinehurst Building 5. Our net cash used in investing activities for fiscal 2008 was primarily attributable to $8.4 million in capital expenditures related to equipment and $20.8 million in construction costs for Pinehurst Building 5.

Financing Activities

Net cash used in financing activities increased by $23.5 million to $37.3 million for fiscal 2010, as compared to $13.8 million for fiscal 2009. This increase in net cash used in financing activities was primarily due to a dividend payment of $30.8 million to shareholders in fiscal 2010, as compared to a dividend payment of $10.1 million to shareholders in fiscal 2009.

Net cash used in financing activities was $13.8 million for fiscal 2009, as compared to $8.2 million for fiscal 2008. Our net cash used in financing activities for fiscal 2009 was primarily the result of a dividend payment of $10.1 million and repayments of long-term debt and installment payments for production wind-down and transfer agreements and acquisitions, offset in part by borrowings under our long-term bank loans. Our net cash used in financing activities for fiscal 2008 was primarily the result of repayment of short-term loans of $22.0 million and repayments of long-term debt and installment payments for production wind-down and transfer agreements and acquisitions, offset by borrowings under our long-term bank loans of $20.0 million.

Contractual Obligations

The following table sets forth certain of our contractual obligations as of June 25, 2010:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$20,385	$6,008	$7,966	$6,411	$—
Interest expense obligation(1)	957	381	444	132	—
Operating lease obligations	6,196	1,745	3,466	985	—
Severance liabilities	3,456	108	175	226	2,947
Provision for uncertain income tax position	2,261	760	1,501	—	—
Land purchase obligation	5,172	5,172	—	—	—

Total	$38,427	$14,174	$13,552	$7,754	$2,947

(1)	Interest expense obligation reflects the variable interest rates on long-term debt obligations using interest rates as of June 25, 2010. The interest rates ranged between 1.9% and 2.2%. For further discussion of long-term debt obligations, see Note 11 of our audited consolidated financial statements.

In June 2010, we entered into an agreement to purchase land in Thailand for the purpose of constructing a new facility that will be known as Building 6, and we paid approximately $2.2 million as a deposit. In August 2010, we paid the balance of approximately $5.2 million and title was transferred to us. The total cost to construct the facility is expected to be approximately $29.7 million. We expect to complete construction of Building 6 by the first quarter of calendar year 2012.

As of June 25, 2010, our long-term debt obligations consisted of three loan agreements and our aggregate outstanding borrowings under these agreements were approximately $20.4 million. All of the loans are secured by certain property, plant and equipment and prescribe maximum ratios of debt to equity, and minimum levels of debt service coverage ratios (i.e., earnings before interest and depreciation and amortization plus cash on hand minus short-term debt). These financial ratio covenants could restrict our ability to incur additional indebtedness and limit our ability to use our cash. Our long-term debt obligations also include customary events of default.

As of June 25, 2010, we were in compliance with our long-term loan agreements. Nonetheless, in the event of a default on these loans or a breach of a financial ratio covenant, the lenders may immediately cancel the loan agreements, deem the full amount of the outstanding indebtedness immediately due and payable, charge us interest on a monthly basis on the full amount of the outstanding indebtedness and, if we cannot repay all of our outstanding obligations, sell the assets pledged as collateral for the loans in order to fulfill our obligations to the lenders. We may also be held responsible for any damages and related expenses incurred by the lender as a result of any default.

We have entered into short-term lending arrangements that are unused but available as needed. As of June 25, 2010, unused borrowing capacity available under short-term banking facilities totaled $50.1 million.

As of June 25, 2010, we also had certain operating lease arrangements where the lease payments are calculated based on specified formulas. Our rental expenses under these leases were $1.8 million, $1.7 million and $1.7 million for fiscal 2010, fiscal 2009 and fiscal 2008, respectively.

Capital Expenditures

The following table sets forth our capital expenditures, which include amounts for which payments have been accrued, for the periods indicated.

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008
	(in thousands)
Capital expenditures	$11,889	$4,871	$29,115

Our capital expenditures for fiscal 2008 principally consisted of costs associated with the construction of Pinehurst Building 5 in Thailand, which was completed in May 2008. Our capital expenditures for fiscal 2009 principally consisted of investments in equipment in our manufacturing facilities. Our capital expenditures for fiscal 2010 principally consisted of investments in capital equipment, software and hardware and facilities, which included a $2.2 million deposit toward the purchase of land for Building 6. During fiscal 2011, we expect to purchase additional equipment for our manufacturing facilities, including in anticipation of our construction of Building 6. In addition to capital expenditures, we have certain future cash needs for our planned increases in sales, marketing, promotional and workforce expenses.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We also do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Recent Accounting Pronouncements

See Note 2.2 of Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We had cash and cash equivalents totaling $84.9 million, $114.8 million and $55.7 million as of June 25, 2010, June 26, 2009 and June 27, 2008, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during fiscal 2010 and fiscal 2009, our interest income would have decreased by approximately $70,000 and $60,000, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate, or SIBOR, and the London Inter-Bank Offered Rate, or LIBOR, plus an additional margin, depending on the respective lending institutions. If the SIBOR and the LIBOR had increased by 100 basis points during fiscal 2010 and fiscal 2009, our interest expense would have increased by approximately $0.2 million and $0.3 million, respectively, assuming consistent borrowing levels.

Foreign Currency Risk

As a result of our foreign operations, we have significant expenses, assets and liabilities that are denominated in foreign currencies. Substantially all of our employees and most of our facilities are located in Thailand and the PRC. Therefore, a substantial portion of our payroll as well as certain other operating expenses are paid in Thai baht or RMB. The significant majority of our revenues are denominated in U.S. dollars because our customer contracts generally provide that our customers will pay us in U.S. dollars.

As a consequence, our gross profit margins, operating results, profitability and cash flows are adversely impacted when the dollar depreciates relative to the Thai baht or the RMB. We have a particularly significant currency rate exposure to changes in the exchange rate between the Thai baht and the U.S. dollar. We must translate foreign currency-denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar compared to such foreign currencies will affect our reported results of operations and the value of our assets and liabilities on our consolidated balance sheets, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and shareholders’ equity.

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to three months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign currency losses of $40,000 during fiscal 2010 and foreign currency gains of $0.4 million during fiscal

2009. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB as of June 25, 2010 and June 26, 2009 would have resulted in a decrease in our net dollar position of approximately $0.4 million and an increase in our net dollar position of approximately $0.1 million, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of June 25, 2010, our cash and cash equivalents were held in financial instruments of a small number of banks and other financial institutions having credit ratings of A minus or above as determined by Fitch Ratings. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fabrinet

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Fabrinet and its subsidiaries (the “Group”) as of June 25, 2010 and June 26, 2009, and the results of their operations and their cash flows for each of the years ended June 25, 2010, June 26, 2009 and June 27, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers ABAS Limited

Bangkok, Thailand

September 8, 2010

FABRINET

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	June 25, 2010	June 26, 2009
Assets
Current assets
Cash and cash equivalents	$84,942	$114,845
Receivable from initial public offering	26,319	—
Trade accounts receivable, net	101,514	51,783
Trade accounts receivable, related parties	—	12,264
Inventories, net	98,146	47,841
Deferred income taxes	696	431
Deposit for land purchase	2,162	—
Prepaid expenses and other current assets	2,547	1,218

Total current assets	316,326	228,382

Non-current assets
Property, plant and equipment, net	57,651	56,034
Intangibles, net	1,220	1,344
Deferred income taxes	1,626	1,427
Deposits and other non-current assets	602	898

Total non-current assets	61,099	59,703

Total assets	$377,425	$288,085

Liabilities and Shareholders’ Equity
Current liabilities
Long-term loans from banks, current portion	$6,008	$7,933
Trade accounts payable	102,977	51,020
Trade accounts payable, related parties	—	2,557
Income tax payable	2,521	864
Accrued payroll, profit sharing and related expenses	3,895	3,868
Accrued expenses	3,567	2,353
Other payables	5,935	1,417

Total current liabilities	124,903	70,012

Non-current liabilities
Long-term loans from banks, non-current portion	14,377	19,385
Severance liabilities	3,456	2,697
Other non-current liabilities	2,526	2,486

Total non-current liabilities	20,359	24,568

Total liabilities	145,262	94,580

Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of June 25, 2010 and June 26, 2009, respectively)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 33,751,730 shares and 30,636,622 shares issued and outstanding as of June 25, 2010 and June 26, 2009, respectively)	337	306
Additional paid-in capital	54,786	29,633
Retained earnings	177,040	163,566

Total shareholders’ equity	232,163	193,505

Total Liabilities and Shareholders’ Equity	$377,425	$288,085

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(in thousands of U.S. dollars)	June 25, 2010	June 26, 2009	June 27, 2008
Revenues
Revenues	$424,548	$337,846	$345,071
Revenues, related parties	81,164	101,895	163,312
Income from production wind-down and transfer agreements, related party	—	1,358	2,715

Total revenues	505,712	441,099	511,098
Cost of revenues	(441,370)	(383,058)	(442,784)

Gross profit	64,342	58,041	68,314
Selling, general and administrative expenses	(16,192)	(21,960)	(21,741)
Restructuring charges	—	(2,389)	—

Operating income	48,150	33,692	46,573

Interest income	327	756	1,364
Interest expense	(500)	(1,266)	(1,547)
Foreign exchange (loss)/gain, net	(40)	360	(599)
Other income	153	—	—

Income before income taxes	48,090	33,542	45,791
Income taxes	(3,767)	(2,238)	(3,962)

Net income	$44,323	$31,304	$41,829

Earnings per share
Basic	$1.44	$1.03	$1.40
Diluted	$1.41	$1.00	$1.33
Weighted average number of ordinary shares outstanding
(thousands of shares)
Basic	30,854	30,360	29,889
Diluted	31,369	31,183	31,349

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Share		Additional Paid-in Capital	Warrants	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 29, 2007	29,761,539	298	26,473	97	102,487	129,355
Cumulative effect adjustment of the adoption of FASB ASC 740	—	—	—	—	(2,000)	(2,000)
Net income	—	—	—	—	41,829	41,829
Share-based compensation expense related to employee share option plan	—	—	1,144	—	—	1,144
Shares issued under employee share option plan	220,258	2	235	—	—	237
Shares issued upon exercise of warrant	63,000	—	63	(63)	—	—

Balances at June 27, 2008	30,044,797	300	27,915	34	142,316	170,565
Net income	—	—	—	—	31,304	31,304
Share-based compensation expense related to employee share option plan	—	—	837	—	—	837
Shares issued under employee share option plan	557,650	6	847	—	—	853
Shares issued upon exercise of warrant	34,175	—	34	(34)	—	—
Dividends to shareholders	—	—	—	—	(10,054)	(10,054)

Balances at June 26, 2009	30,636,622	$306	$29,633	$—	$163,566	$193,505
Net income	—	—	—	—	44,323	44,323
Shares issued pursuant to initial public offering, net of offering costs	2,830,000	28	24,017	—	—	24,045
Share-based compensation expense related to employee share option plan	—	—	655	—	—	655
Shares issued under employee share option plan	285,108	3	481	—	—	484
Dividends to shareholders	—	—	—	—	(30,849)	(30,849)

Balances at June 25, 2010	33,751,730	$337	$54,786	$—	$177,040	$232,163

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in thousands of U. S. dollars)	June 25, 2010	June 26, 2009	June 27, 2008
Cash flows from operating activities
Net income for the year	$44,323	$31,304	$41,829
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and impairment losses	7,705	8,212	7,212
Amortization of intangibles	504	515	412
Write-off/(gain) on disposal of property, plant and equipment	3	27	(53)
Allowance for doubtful accounts and warranties	71	(94)	(155)
Unrealized (gain) loss on exchange rate and fair value of derivative	(329)	(727)	27
Share-based compensation	655	837	1,144
Deferred income tax	(464)	626	(89)
Amortization of deferred revenues	—	(1,358)	(2,715)
Provision for uncertain tax position and severance liabilities, net of payments	646	57	1,062
Inventory obsolescence	(1,113)	(431)	169
Write-off security offering costs	—	4,044	—
Changes in operating assets and liabilities
Trade accounts receivable	(49,756)	14,339	(15,612)
Trade accounts receivable, related parties	12,264	18,171	(4,227)
Inventories	(49,192)	21,666	7,194
Other current assets and non-current assets	(3,040)	1,458	(3,772)
Trade accounts payable	51,957	(3,183)	15,398
Trade accounts payable, related parties	(2,557)	(9,548)	3,282
Other payable, related party	—	(58)	(253)
Income tax payable	1,657	(1,319)	308
Other current liabilities and non-current liabilities	4,512	(4,181)	730

Net cash provided by operating activities	17,846	80,357	51,891

Cash flows from investing activities
Purchase of property, plant and equipment	(8,224)	(7,097)	(29,047)
Deposit for land purchase	(2,162)	—	—
Purchase of intangibles	(380)	(186)	(956)
Purchase of assets for lease under direct financing leases	(3)	(17)	(28)
Proceeds from direct financing leases	33	71	130
Proceeds from disposals of property, plant and equipment	18	42	86

Net cash used in investing activities	(10,718)	(7,187)	(29,815)

Cash flows from financing activities
Receipts from long-term loans from banks	1,000	4,000	20,000
Repayments of long-term loans from banks	(7,933)	(6,257)	(3,923)
Short-term loans from banks, net	—	—	(22,000)
Installment payments for production wind-down and transfer agreements and acquisitions	—	(2,355)	(2,240)
Repayment of capital lease liabilities	—	(23)	(297)
Proceeds from issue of ordinary shares under employee share option plan	484	853	237
Payment of dividends to shareholders	(30,849)	(10,054)	—

Net cash used in financing activities	(37,298)	(13,836)	(8,223)

Net (decrease) increase in cash and cash equivalents	$(30,170)	$59,334	$13,853

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	$114,845	$55,682	$40,873
(Decrease) increase in cash and cash equivalents	(30,170)	59,334	13,853
Effect of exchange rate on cash and cash equivalents	267	(171)	956

Cash and cash equivalents at end of period	$84,942	$114,845	$55,682

Supplemental disclosures
Cash paid for
Interest	$535	$1,249	$1,822
Taxes	2,584	2,909	3,313
Cash received for interest	345	812	1,346

Noncash financing activity
Receivable from initial public offering	26,319	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and organization

General

Fabrinet (“Fabrinet” or the “Company”) was incorporated on August 12, 1999 and commenced operations on January 1, 2000. The Company is an exempted company incorporated with limited liability and is domiciled in the Cayman Islands, British West Indies. Fabrinet and its direct and indirect subsidiaries are referred to as the “Group”.

The Group provides precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (OEMs) of complex products, such as optical communication components, modules and sub-systems, industrial lasers and sensors. The Group offers a broad range of advanced optical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, integration and full product assembly and test. The Group focuses primarily on the production of low-volume, high-mix products.

The Company has the following direct and indirect subsidiaries:

-	Fabrinet Co., Ltd., (“Fabrinet Thailand”) incorporated in Thailand on September 27, 1999;

-	Fabrinet USA, Inc., incorporated in the U.S. in the State of California on October 12, 1999;

-	FBN New Jersey Manufacturing, Inc., incorporated in the U.S. in the State of Delaware on May 11, 2005;

-	Fabrinet China Holdings, incorporated in Mauritius, and CASIX Inc., incorporated in the People’s Republic of China, which were both acquired on May 29, 2005; and

-	Fabrinet Pte., Ltd., incorporated in Singapore on November 14, 2007.

Asia Pacific Growth Fund III, L.P. held 46.1%, 57.3% and 57.6% of the Company’s share capital (fully diluted) as of June 25, 2010, June 26, 2009 and June 27, 2008, respectively.

Initial public offering

On June 24, 2010, the Company’s registration statement on Form S-1 (File No. 333-163258) relating to the initial public offering of its ordinary shares was declared effective by the Securities and Exchange Commission (the “SEC”). An aggregate of 9,775,000 ordinary shares (including 1,275,000 ordinary shares subject to the underwriters’ option to purchase additional shares) were registered under the registration statement, of which the Company sold 2,830,000 shares and the selling shareholders identified in the registration statement sold 6,945,000 shares, at an initial public offering price of $10.00 per share. The Company’s ordinary shares began trading on the New York Stock Exchange (NYSE) on June 25, 2010. The $26.3 million proceeds from the initial public offering, net of underwriting discounts and commissions, was recorded as a receivable as of June 25, 2010, as the proceeds were received on June 30, 2010, the initial closing date of the offering. The selling shareholders sold 5,670,000 ordinary shares in the initial offering and 1,275,000 ordinary shares on July 6, 2010 pursuant to the underwriters’ option to purchase additional shares.

2. Accounting policies

2.1 Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include the Company and its direct and indirect subsidiaries listed in Note 1. All inter-company accounts and transactions have been eliminated.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday closest to June 30. Historically, for comparative presentation purposes, the Company utilized a dating convention where its consolidated financial statements and notes were shown as ending on June 30. Beginning the first quarter of fiscal year 2009, the Company changed its dating convention to utilize the actual closing dates for all periods presented in its consolidated financial statements and accompanying notes. This change had no impact on the Company’s financial position, results of operations, and cash flows for any of the periods presented.

Use of estimates

The preparation of the Group’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of total revenues and expense during the year. The Group bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Group’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for business combinations, share-based compensation, allowance for doubtful accounts, income taxes and inventory obsolescence, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Fair value of financial instruments

The carrying amounts of certain financial instruments, which include cash and cash equivalents, trade accounts receivable, trade accounts payable, and borrowings approximate their fair values due to their short maturities. The particular recognition methods adopted are disclosed in the individual policy statements associated with each item.

Cash and cash equivalents

All highly liquid investments with maturities of three months or less from original dates of purchase are carried at fair market value and considered to be cash equivalents. Cash and cash equivalents consist of cash deposited in checking accounts, time deposits with maturities of less than 3 months and money market accounts.

Accounts receivable

Accounts receivable are carried at anticipated realizable value. The Group assesses the collectability of its accounts receivable based on specific customer circumstances, current economic trends, historical experience with collection and the age of past due receivables and provides an allowance for doubtful receivables based on a review of all outstanding amounts at the period end. Bad debts are written off when identified.

Unanticipated changes in the liquidity or financial position of the Group’s customers may require revision to the allowances for doubtful accounts.

Concentration of credit risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 25, 2010, the Group’s cash and cash equivalents were held in financial instruments of banks with credit ratings of A minus or above as determined by Fitch Ratings.

Accounts receivable include amounts due from companies which are monitored by the Group for credit worthiness. Given the Group’s concentration of credit risk, management closely monitors near term cash collection and credit exposures. As of June 25, 2010, the Group identified receivables of approximately $13,648 and inventory of approximately $10,327 relating to a significant customer representing approximately 10% of total revenues for the fiscal year ended June 25, 2010 that may be adversely affected. Management continues to monitor the Group’s exposures in collaboration with the customer and believes no material losses will be incurred. Accordingly, no allowance for doubtful accounts or inventory write-off related to this customer has been recorded. The loss of this or any other significant customer may have a significant adverse effect on the financial results.

Accounts receivable from individual customers that were equal to or greater than 10% of accounts receivable as of June 25, 2010 and June 26, 2009 were as follows:

	June 25, 2010	June 26, 2009
Oclaro, Inc.#	16%	22%
JDS Uniphase Corporation	16	19
EMCORE Corporation	13	14
Opnext, Inc.	12	13
Finisar Corporation	10	13

#

Pursuant to the merger of Avanex Corporation and Bookham, Inc. (both customers of the Company) on April 27, 2009, Bookham, Inc. changed its name to Oclaro, Inc. These figures represent the combined receivables of Bookham, Inc. and Avanex Corporation.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by the standard costing method which approximates actual cost computed on a first-in, first-out basis not in excess of net realizable market value. Market value is the estimated selling price in the ordinary course of business, less the costs of completion and selling expenses. The Group assesses the valuation on a quarterly basis and writes down the value for estimated excess and obsolete inventory based upon estimates of future demand.

Operating leases

Payments made under operating leases are charged on a straight-line basis over the lease term.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment

Land is stated at historical cost. Other property, plant and equipment, except for machinery under installation, are stated at historical cost less accumulated depreciation. Depreciation is calculated on the straight-line method to write off the cost of each asset to its residual value over its estimated useful life as follows:

Building and building improvements	10 - 30 years
Leasehold improvements	Lower of useful life or lease period
Manufacturing equipment	3 - 5 years
Office equipment	5 years
Motor vehicles	5 years
Computer hardware	3 - 5 years

Machinery under installation is stated at historic cost; depreciation begins after it is fully installed and is used in the operations of the Group.

Gains and losses on disposal are determined by comparing proceeds with carrying amounts and are included in the consolidated statements of operations.

Impairment or disposal of long-lived assets (plant and equipment and other intangible assets)

The Group tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to:

•	Significant decreases in the market price of the asset;

•	Significant adverse changes in the business climate or legal factors;

•	Accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset;

•	Current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or

•	Current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

Recoverability of long-lived assets or asset groups is measured by comparing their carrying amount to the projected undiscounted cash flows that the long-lived assets or asset groups are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment exceeds its fair value.

Borrowing costs

Borrowing costs are accounted for on an accrual basis and are charged to the consolidated statements of operations in the year incurred, except for interest costs on borrowings to finance certain qualifying assets. Such costs to finance qualifying assets are capitalized during the period of time that is required to complete and prepare the assets for their intended use, as part of the cost of the assets. All other borrowing costs are expensed as incurred.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The capitalization rate used to determine the amount of interest to be capitalized is the weighted average interest rate applicable to the Group’s outstanding borrowings during the year. Where funds are borrowed specifically for the acquisition, construction or production of assets, the amount of borrowing costs eligible for capitalization on the respective assets is determined as the actual borrowing costs are incurred on that borrowing during the respective periods.

Foreign currency transactions and translation

The consolidated financial statements are presented in United States Dollars (“$” or “USD”).

The functional currency of Fabrinet and its subsidiaries is the USD. Transactions in currencies other than the functional currency are translated into the functional currency at the rates of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rate prevailing at the balance sheet date. Transaction gains and losses are included in other income and expense, net, in the accompanying consolidated statements of operations.

Deferred revenues

Deferred revenues, current and non-current, represent the unrecognized income from the production wind-down and transfer agreements the Group entered into during fiscal 2006 and fiscal 2005. The balances represent the net cash consideration received from the respective agreements that will be recognized on a straight-line basis over the estimated wind-down period and the product life cycle of the products transferred to Thailand under those various agreements, which are estimated to range between 12 to 25 months from the transfer date. Deferred revenues are amortized to income after the expiration of any contingency. The recognition of the deferred revenues is included in income from production wind-down and transfer agreements in the accompanying consolidated statements of operations.

Revenue recognition

The Group derives total revenues primarily from the assembly of products under supply agreements with its customers, the fabrication of customized optics and glass, and income from production wind-down and transfer agreements. Revenues represent the invoiced value of products, net of trade discounts and allowances, and exclude goods and services tax. The Group recognizes revenues when realized or realizable and earned. The Group considers revenues realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the customer, risk of loss has transferred to the customer and customer acceptance has been obtained, customer acceptance provisions have lapsed, or the Group has objective evidence that the criteria specified in the customer acceptance provisions have been satisfied. In situations where a formal acceptance is required but the acceptance only relates to whether the product meets its published specifications, revenues are generally recognized upon shipment provided all other revenue recognition criteria are met. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved. The Group reduces revenues for rebates and other similar allowances. Revenues are recognized only if these estimates can be reasonably and reliably determined. The Group bases its estimates on historical results taking into consideration the type of customer, the type of transaction and the specifics of each arrangement. In addition to the aforementioned general policies, the following are the specific revenue recognition policies for each major category of revenues.

Services

The Group provides services for its customers that range from process design to product manufacturing. The Group recognizes service revenues when the services have been performed. The related costs are expensed as incurred.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales of goods

Revenues from sales of goods are generally recognized when the product is shipped to the customer and when there are no unfulfilled Group obligations that affect the customer’s final acceptance of the arrangement. Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenues are recognized.

Production wind-down and transfer agreements

The Group has entered into production wind-down and transfer agreements, which have included several elements such as: (i) the temporary management or operation of a manufacturing facility or production line that produces optical products, which the parties agreed would be manufactured and produced by the Group on an ongoing basis at the Group’s facilities in Thailand; (ii) winding down the facilities and terminating the employees; (iii) transferring production to the Group’s facilities in Thailand or the customer’s other locations; (iv) the acquisition of inventory, other assets, liabilities or employee termination obligations necessary to temporarily manage and wind down the facility; and (v) reimbursement of operating expenses and losses and service fees. The Group entered into these agreements because the Group believes that providing transfer production services facilitates a more efficient transfer for the Group and eases the requirements of the Group’s customers during the transfers. The Group may also obtain additional technical expertise during the wind-down period which benefits the transfer of production to Thailand. These agreements did not meet the definition of a business because the Group did not have the risk and rewards of ownership during the temporary management and wind-down period as the Group was reimbursed for all operating expenses and losses and the agreements provided for additional compensation for the transfer services provided. Because each production wind-down and transfer agreement was unique, the transactions were accounted for on a case by case basis as multiple element agreements.

The deliverables in the agreements were separated into units of accounting under the guidance of FASB ASC Subtopic 605-25, Revenue Recognition-Multiple Element Arrangements (“FASB ASC 605-25”). If there was objective and reliable evidence of fair value for all units of accounting in an agreement, the agreement consideration was allocated to the separate units of accounting based on each unit’s relative fair value. In cases in which there was objective and reliable evidence of fair value of the undelivered item(s) but no such evidence for the delivered item(s) existed, the residual method was used to allocate the agreement consideration.

If the components of the production wind-down and transfer agreements included services and could not be separated into units of accounting, the income was deferred until the earlier of when the criteria of FASB ASC 605-25 was met or when the last undelivered element was delivered. The income was then recognized after the expiration of any contingency on a straight-line basis over the estimated wind-down period and product life cycle of the products transferred to Thailand.

Each production wind-down and transfer agreement involved the receipt by the Company of cash, assets and liabilities. In exchange, the Company paid cash and provided production wind-down and transfer services at its Thailand facilities. The net consideration from each agreement or, income, was calculated as the aggregate fair value of the cash and assets received, less the aggregate fair value of the cash paid and liabilities received or incurred. The net consideration was deferred and recognized over the estimated service and production period on a straight line basis beginning after the expiration of any contingencies.

The Group entered into three production wind-down and transfer agreements with an existing customer during fiscal 2005 and 2006. The Group recorded income from production wind-down and transfer agreements of $0, $1,358 and $2,715 for the years ended June 25, 2010, June 26, 2009 and June 27, 2008, respectively.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income taxes

In accordance with FASB ASC Topic 740, Income Taxes (“FASB ASC 740”), the Group uses the asset and liability method of accounting for income taxes, whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company’s subsidiaries are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which they operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. The Group recognizes liabilities based on its estimate of whether, and the extent to which, additional tax liabilities are probable. If the Group ultimately determines that the payment of such a liability is not probable, then it reverses the liability and recognizes a tax benefit during the period in which the determination is made that the liability is no longer probable. The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that the Group makes certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on the Group’s tax provision in a future period.

On July 13, 2006, the FASB issued FIN 48, codified in FASB ASC 740. FASB ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.

Under FASB ASC 740, a company recognizes a tax benefit in the financial statements for an uncertain “tax position” only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” in FASB ASC 740 refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The accounting interpretation also provides guidance on measurement methodology, derecognition thresholds, financial statement classification and disclosures, recognition of interest and penalties, and accounting for the cumulative-effect adjustment at the date of adoption.

Employee contribution plan

The Group operates a defined contribution plan, known as a provident fund, in its Thai subsidiary. The assets of this plan are in a separate trustee-administered fund. The provident fund is funded by matching payments from employees and by the subsidiary on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Group’s contributions to the provident fund amounted to $1,448, $1,693 and $1,572 in the years ended June 25, 2010, June 26, 2009 and June 27, 2008, respectively. The Group sponsors the Fabrinet U.S. 401(k) Retirement Plan (the “401(k) Plan”), a Defined Contribution Plan under ERISA, at its Fabrinet USA, Inc. and FBN New Jersey Manufacturing, Inc. subsidiaries, which provides retirement benefits for its eligible employees through tax deferred salary deductions.

Severance liabilities

Under labor protection laws applicable in Thailand and under the Fabrinet Thailand employment policy, all employees of Fabrinet Thailand with more than 120 days of service are entitled to severance pay on forced

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

termination or retrenchment or in the event that the employee reaches the retirement age of 55. The entitlement to severance pay is determined according to an employee’s individual employment tenure with the Group and is subject to a maximum benefit of 10-months of salary unless otherwise agreed upon in an employee’s employment contract. The Group accounts for this severance liability on an actuarial basis using the Projected Unit Credit Method, and discount rates were derived within the range of the long-term Thai government and high-quality corporate bond yield. There are no separate plan assets held in respect of this liability.

Annual leave

Employee entitlements to annual leave are recognized when they accrue to the employee. On termination of employment, accrued employee entitlement to annual leave is paid in cash.

Warranty provision

Provisions for estimated expenses relating to product warranties are made at the time the products are sold using historical experience. Generally, this warranty is limited to workmanship and the Group’s liability is capped at the price of the product. The provisions will be adjusted when experience indicates an expected settlement will differ from initial estimates.

Customer returns and warranty cost allowances of $46, $(29) and $(38) were recorded (reversed) to the consolidated statement of operations for the years ended June 25, 2010, June 26, 2009 and June 27, 2008, respectively.

Shipping and handling costs

The Group records costs related to shipping and handling in cost of revenues for all periods presented.

Share-based compensation

Effective July 1, 2006, the Group adopted FASB ASC Topic 718, Compensation-Stock Compensation (“FASB ASC 718”) on a prospective basis.

Net income per ordinary share

Net income per share is calculated in accordance with FASB ASC Subtopic 260-10, Earnings Per Share (“FASB ASC 260-10”), and SEC Staff Accounting Bulletin No. 98, or SAB 98. Under the provisions of FASB ASC 260-10 and SAB 98, basic net income per share is computed by dividing the net income available to ordinary shareholders for the period by the weighted average number of ordinary shares outstanding during the period. Diluted net income per ordinary share is computed by dividing the net income for the period by the weighted average number of ordinary and potential ordinary shares outstanding during the period if their effect is dilutive.

2.2 New Accounting Pronouncements

In July 2010, the FASB issued the Accounting Standards Update No. 2010-20—Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update enhance disclosures about the credit quality of financing receivables and the allowance for credit losses. As noted above, existing disclosure guidance is amended to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance for credit losses. In addition, the amendments in this Update require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. These improvements will help financial statement users assess an entity’s credit risk exposures and its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company will adopt this guidance in the second quarter of fiscal 2011 and is currently evaluating the impact, if any, the guidance will have on its consolidated financial statements.

In April 2010, the FASB issued the Accounting Standards Update No. 2010-17—Revenue Recognition—Milestone Method (Topic 605)—Milestone Method of Revenue Recognition (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A vendor that is affected by the amendments in this Update is required to provide all of the following: (1) a description of the overall arrangement; (2) a description of each milestone and related contingent consideration; (3) a determination of whether each milestone is considered substantive; (4) the factors that the entity considered in determining whether the milestone or milestones are substantive; and (5) the amount of consideration recognized during the period for the milestone or milestones. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company will adopt this guidance in the first quarter of fiscal 2011 and is currently evaluating the impact, if any, the guidance will have on its consolidated financial statements.

In April 2010, the FASB issued the Accounting Standards Update No. 2010-13—Compensation—Stock Compensation (Topic 718)—Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company will adopt this guidance in the third quarter of fiscal 2011 and is currently evaluating the impact, if any, the guidance will have on its consolidated financial statements.

In March 2010, the FASB issued the Accounting Standards Update No. 2010-11—Derivatives and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives. The FASB issued an update that amends and clarifies the guidance on how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. More financial instruments will now be accounted for at fair value through earnings, including some unfunded securitized instruments, synthetic collateralized debt obligations, and other similar securitization structures. The updated guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. Little guidance has been provided regarding how interests in securitized financial assets should be bifurcated. This guidance allows entities to elect the fair value option for any beneficial interest in securitized financial assets upon adoption. This guidance is effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first quarter beginning after issuance of this guidance. The Company will adopt this guidance in the first quarter of fiscal 2011 and is currently evaluating the impact, if any, the guidance will have on its consolidated financial statements.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments in this guidance are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), codified in FASB ASC topic 810, Consolidations. This guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt this guidance in fiscal 2011 and is currently evaluating the impact, if any, the guidance will have on its consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update No. 2009-16, Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets. The amendments in this guidance are the result of FASB Statement No. 166, Accounting for Transfers of Financial Assets, codified in FASB ASC topic 860, Transfers and Servicing. This guidance is effective for fiscal years beginning after November 15, 2009. The Company will adopt this guidance in fiscal 2011 and is currently evaluating the impact, if any, the guidance will have on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, Software (Topic 985)—Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force). This guidance amends FASB ASC Subtopic 985-605, Software—Revenue Recognition (“ASC 985-605”), such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This guidance will become effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. The Company will adopt this guidance in fiscal 2011 and is currently evaluating the impact, if any, it will have on the Company’s consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends FASB ASC Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This guidance replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. This guidance also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, this guidance requires expanded disclosures. This guidance will become effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier adoption is permitted. The Company will adopt this guidance in fiscal 2011 and is currently evaluating the impact, if any, it will have on the Company’s consolidated financial statements.

3. Income taxes

Cayman Islands

The Company is domiciled in the Cayman Islands. Under the current laws of Cayman Islands, the Company is not subject to tax on income or capital gains. The Company has received this undertaking for a twenty year period ending August 24, 2019, and after the expiration date, the Company can make a request for renewal with the office of the Clerk of the Cabinet for another twenty years.

Income of the Company exempted from corporate income tax in the Cayman Islands amounted to $40,738, $24,887 and $30,233 in the years ended June 25, 2010, June 26, 2009 and June 27, 2008, respectively.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Thailand

Fabrinet Co., Ltd., the Company’s wholly-owned direct subsidiary, is where the majority of operations and production takes place, and has the applicable income tax rate of 30%.

People’s Republic of China

CASIX Inc., the Company’s wholly-owned indirect subsidiary, qualifies as a foreign investment production enterprise in the Fuzhou, PRC economic development zone where, through December 31, 2007, the prevailing income tax rate was 24%. However, because CASIX is an export company with an annual export value over 70% of total production value, CASIX qualified for a 50% income tax rate reduction, to 12% annually. For the six months ended December 28, 2007, the applicable income tax rate for CASIX was 12%. The 50% income tax rate reduction resulted in an income tax benefit for CASIX of $510 for the six months ended December 28, 2007.

During fiscal 2007, the PRC adopted the Unified Enterprise Income Tax Law, effective as of January 1, 2008. Pursuant to that law, the statutory enterprise income tax rate was increased to 25%. The Group has measured changes to deferred tax balances assuming the previous tax rate of 12% for the deferred tax balances expected to be utilized before January 1, 2008. Deferred tax balances that will be utilized after January 1, 2008 were calculated using the tax rate of 25%.

The Group’s income tax expense consisted of the following:

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008
Current	$4,304	$1,612	$4,051
Deferred	(537)	626	(89)

Total income tax expense	$3,767	$2,238	$3,962

The reconciliation between the Group’s taxes that would arise by applying the basic tax rate of the country of the Group’s principal operations, Thailand, to the Group’s effective tax charge is shown below:

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008
Income before income taxes	$48,090	$33,542	$45,791

Tax calculated at a corporate income tax rate of 30%	14,427	10,063	13,737
Effect of income taxes from locations with tax rates different from Thailand	(189)	(182)	(823)
Income not subject to tax *	(10,674)	(7,466)	(9,070)
Income tax on unremitted earnings	107	152	613
Others	96	(329)	(495)

Corporate income tax charge	$3,767	$2,238	$3,962

*	Income not subject to taxes relates to income earned in the Cayman Islands. Income not subject to tax per ordinary share on a diluted basis (in dollars) was $0.34, $0.24 and $0.29 for the years ended June 25, 2010, June 26, 2009 and June 27, 2008 respectively.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 25, 2010, there was no tax loss carried forward. Details of the carried forward tax losses are as follows:

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008
Brought forward tax losses	$—	$—	$420
Carry forward tax losses utilized in the year	—	—	(420)

Carry forward tax losses	—	—	—

The Group’s deferred tax assets and deferred tax liabilities at each balance sheet date are as follows:

	Year Ended
	June 25, 2010	June 26, 2009
Deferred tax assets:
Depreciation	$1,346	$860
Accrued liabilities	—	252
Severance liability	289	64
Reserve and allowance	813	701
Others	—	12

Total deferred tax assets	$2,448	$1,889

	Year Ended
	June 25, 2010	June 26, 2009
Deferred tax liabilities:
Deferred cost of service and expense	(113)	(18)
Others	(13)	(13)

Total deferred tax liabilities	$(126)	$(31)

Net deferred tax assets	$2,322	$1,858

Current deferred income tax assets and liabilities and non-current deferred income tax assets and liabilities are offset when the income taxes relate to the same tax jurisdiction. The following amounts are shown in the consolidated balance sheets:

	Year Ended
	June 25, 2010	June 26, 2009
Deferred income tax assets—current	$813	$443
Deferred income tax liabilities—current	(117)	(19)

Current deferred income tax—net	696	424

Deferred income tax assets—non current	1,635	1,446
Deferred income tax liabilities—non current	(9)	(12)

Non current deferred income tax—net	1,626	1,434

Net deferred income tax assets	$2,322	$1,858

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income tax liabilities have not been established for withholding tax and other taxes that would be payable on the unremitted earnings of Fabrinet Thailand. Such amounts of Fabrinet Thailand are permanently reinvested; unremitted earnings for Fabrinet Thailand totaled $14,089 and $13,199 as of June 25, 2010 and June 26, 2009, respectively. Deferred tax liabilities of $271 and $267 have been established for withholding tax on the unremitted earnings of CASIX Inc. and were included as part of income tax payable as of June 25, 2010 and June 26, 2009, respectively.

Uncertain income tax positions

Effective July 1, 2007, the Company implemented FASB ASC Topic 740, Income Taxes (“FASB ASC 740”). Interest and penalties related to uncertain tax positions are recognized in income tax expense. The Company had approximately $721 and $794 of accrued interest and penalties related to uncertain tax positions on the consolidated balance sheets as of June 25, 2010 and June 26, 2009, respectively. The Company (reversed) recorded interest and penalties of ($73), $101 and $213 for the years ended June 25, 2010, June 26, 2009 and June 27, 2008, respectively, through the consolidated statements of operations. With regard to the Thailand jurisdiction, tax years 2005 through 2009 remain open to examination by the local authorities.

The following table indicates the changes to the Company’s unrecognized tax benefits for the years ended June 25, 2010, June 26, 2009 and June 27, 2008 included in other non-current liabilities.

	June 25, 2010	June 26, 2009	June 27, 2008
Beginning balance	$1,551	$1,737	$1,520
Additions during the year	—	—	217
Additions for tax positions of prior years	450	—	—
Reductions for tax positions of prior years	(461)	(186)	—

Ending balance	$1,540	$1,551	$1,737

4. Earnings per ordinary share

Basic earnings per ordinary share are computed by dividing reported net income by the weighted average number of ordinary shares outstanding during each period.

Diluted earnings per ordinary share are computed by dividing reported net income by the weighted average number of ordinary shares and dilutive ordinary equivalent shares outstanding during each period. Dilutive ordinary equivalent shares consist of share options and share warrants.

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008
Net income attributable to shareholders	$44,323	$31,304	$41,829
Weighted average number of ordinary shares outstanding (thousands of shares)	30,854	30,360	29,889

Basic earnings per ordinary share (in dollars)	$1.44	$1.03	$1.40

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Diluted earnings per ordinary share is calculated as follows:

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008
Net income used to determine diluted earnings per ordinary share	$44,323	$31,304	$41,829
Weighted average number of ordinary shares outstanding (thousands of shares)	30,854	30,360	29,889
Adjustment for incremental shares arising from assumed exercise of share options and share warrants (thousands of shares)	515	823	1,460

Weighted average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	31,369	31,183	31,349

Diluted earnings per ordinary share (in dollars)	$1.41	$1.00	$1.33

5. Cash and cash equivalents

	June 25, 2010	June 26, 2009
Cash at banks and on hand	$28,900	$24,666
Short term bank deposits	56,042	90,179

Total cash and cash equivalents	$84,942	$114,845

The weighted average effective interest rate on short term bank deposits was 0.42% and 1.31% per annum for the years ended June 25, 2010 and June 26, 2009, respectively.

6. Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts for the years ended June 25, 2010, June 26, 2009 and June 27, 2008 are as follows:

	Balance at beginning	Charged to expense /(credited to income)	Balance at end of period
Allowance for doubtful accounts
Year ended June 25, 2010	$16	$25	$41
Year ended June 26, 2009	$81	$(65)	$16
Year ended June 27, 2008	$198	$(117)	$81

7. Inventories

	June 25, 2010	June 26, 2009
Raw materials	$44,075	$26,922
Work in progress	38,458	15,961
Finished goods	6,637	5,290
Goods in transit	11,163	2,968

	100,333	51,141
Less: Inventory obsolescence	(2,187)	(3,300)

Inventories, net	$98,146	$47,841

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Property, plant and equipment, net

The components of property, plant and equipment, net were as follows:

	Land	Building and building improvement	Manufacturing equipment	Office equipment	Motor vehicles	Computers	Machinery under installation	Total
As of June 26, 2009
Cost	$5,738	$39,718	$39,324	$3,986	$808	$10,116	$12	$99,702
Less: Accumulated depreciation	—	(5,668)	(29,287)	(1,739)	(581)	(6,393)	—	(43,668)

Net book value	$5,738	$34,050	$10,037	$2,247	$227	$3,723	$12	$56,034

As of June 25, 2010
Cost	$5,738	$39,880	$46,927	$4,305	$773	$10,436	$87	$108,146
Less: Accumulated depreciation	—	(7,584)	(32,592)	(2,204)	(632)	(7,483)	—	(50,495)

Net book value	$5,738	$32,296	$14,335	$2,101	$141	$2,953	$87	$57,651

Depreciation expense amounted to $7,705, $8,212 and $7,212 for the years ended June 25, 2010, June 26, 2009 and June 27, 2008, respectively. Cost of assets held under capital leases related to vehicles at a cost of $0, $0 and $65, computers at a cost of $0, $0 and $537 and total accumulated amortization under capital leases of $0, $0 and $363 as of June 25, 2010, June 26, 2009 and June 27, 2008, respectively.

Depreciation expense is allocated between cost of revenues and selling, general and administrative expenses in the consolidated statements of operations.

The impairment charges are included in selling, general and administrative expenses in the consolidated statements of operations.

The cost of fully depreciated property, plant and equipment written-off during the years ended June 25, 2010, June 26, 2009 and June 27, 2008 amounted to $855, $695 and $478, respectively.

9. Intangibles

The following tables present details of the Group’s intangibles:

	June 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,433	$(2,213)	$1,220

Total intangibles	$3,433	$(2,213)	$1,220

	June 26, 2009
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,054	$(1,710)	$1,344

Total intangibles	$3,054	$(1,710)	$1,344

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Group recorded amortization expense relating to intangibles of $504, $515 and $412 for the years ended June 25, 2010, June 26, 2009 and June 27, 2008, respectively.

Based on the carrying amount of intangibles as of June 25, 2010, the estimated future amortization at the end of each fiscal year in June is as follows:

2011	$488
2012	375
2013	212
2014	87
2015	58

Total amortization	$1,220

10. Borrowings

Bank borrowings and long-term debt was comprised of the following:

	June 25, 2010	June 26, 2009
Short-term bank borrowings	$—	$—
Long-term loans from banks	20,385	27,318

Total borrowings	$20,385	$27,318

Long-term loan from banks consisted of:
Current portion	$6,008	$7,933
Non-current portion	14,377	19,385

As of June 25, 2010 and June 26, 2009, the Group had outstanding borrowings under long-term loan agreements with banks totaling $20,385 and $27,318, respectively, which consisted of:

Contract No.	Amount		Interest rate per annum (%)	Conditions	Repayment term
	June 25, 2010	June 26, 2009
1	$17,415	$20,083	SIBOR + 1.5% per annum	Repayable commencing from May 2009 in quarterly installments within 8 years	May 2009 - February 2015
2	—	425	LIBOR + 2.25% per annum	Repayable in quarterly installments within 4 years	March 2005 - March 2010
3	1,000	2,000	SIBOR + 1.5% per annum	Repayable in semi-annual installments within 7 years	April 2004 - February 2011
4	1,970	3,310	SIBOR + 1.5% per annum	Repayable in semi-annual installments within 7 years	June 2005 - November 2011
5	—	1,500	LIBOR + 1.5% per annum	Repayable in quarterly installments within 2 years	March 2008 - February 2010

Total	$20,385	$27,318

Certain of the long-term loans are secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral was $36,592 and $38,264 as of June 25, 2010 and June 26, 2009,

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. The Group has property, plant and equipment totaling $0 and $2,473 that cannot be pledged with other financial institutions as of June 25, 2010 and June 26, 2009, respectively. The carrying amounts of borrowings approximate their fair value.

Certain of the long-term loans prescribe maximum ratios of debt to equity and minimum levels of debt service coverage ratios.

As of June 25, 2010 and June 26, 2009, the Group was in compliance with its long-term loan agreements.

In addition to financial ratios, certain of the Group’s packing credits and long-term loans include customary events of default. There is no requirement for the Group to maintain a lock-box arrangement under these agreements. As such, the non-current portions of the long-term loans are classified as non-current liabilities in the consolidated balance sheet.

The movements of long-term loans were as follows for the periods ended:

	June 25, 2010	June 26, 2009
Opening net book amount	$27,318	$29,575
Additional loans during the year	1,000	4,000
Repayment during the year	(7,933)	(6,257)

Closing net book amount	$20,385	$27,318

As of June 25, 2010, future maturities of long-term debt are as follows at the end of each fiscal year in June:

2011	$6,008
2012	4,298
2013	3,668
2014	3,668
2015	2,743

Total	$20,385

Credit facilities:

Undrawn available credit facilities as of June 25, 2010 and June 26, 2009 totaled:

	June 25, 2010	June 26, 2009
Bank borrowings:
Short-term loans	$50,144	$49,888
Long-term loans	—	1,000

11. Severance liabilities

	June 25, 2010	June 26, 2009
At the beginning of the fiscal year	$2,697	$2,559
Charged to statement of operations	759	138

At the end of the fiscal year (June)	$3,456	$2,697

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amount recognized in the balance sheet at fiscal year end is determined as follows:

	June 25, 2010	June 26, 2009
Present value of defined benefit obligation	$3,456	$2,697

Liability in balance sheet	$3,456	$2,697

The amount recognized in the statements of operations is as follows:

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008
Current service cost	$557	$364	$397
Interest cost	126	156	118
Benefit paid	—	—	—
Actuarial (gain)/loss on obligation	76	(382)	91

Total included in staff costs	$759	$138	$606

The principal actuarial assumptions used were as follows:

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008
Discount rate (percent)	4.5	4.5	6.4
Future salary increases (percent)	4.4	4.3	4.7

12. Share-based compensation and warrants

Share-based compensation

Adoption of FASB ASC 718

Effective July 1, 2006, the Group adopted the fair value recognition provisions of FASB ASC Topic 718, Compensation-Stock Compensation (“FASB ASC 718”). Under the fair value recognition provisions of FASB ASC 718, the Group applied the prospective transition method and measured share-based compensation at fair value on the awards’ grant date based on the estimated number of awards that are expected to vest. Awards granted (or modified, repurchased, or cancelled) after the adoption of FASB ASC 718 are accounted for under the provisions of FASB ASC 718. FASB ASC 718 requires companies to recognize the cost of employee service received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. In determining the grant date fair value of those awards, the Group is required to make estimates of the fair value of the Group’s ordinary shares, expected dividends to be issued, expected volatility of the Group’s shares, expected forfeitures of the awards, risk free interest rates for the expected term of the awards, expected terms of the awards, and the vesting period of the respective awards.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of recording share-based compensation expense for fiscal years 2010, 2009 and 2008 was as follows:

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008
Share-based compensation expense by type of award:
Employee share options
Total share-based compensation expense	$655	$837	$1,144
Tax effect on share-based compensation expense	—	—	—

Net effect on share-based compensation expense	$655	$837	$1,144

Share-based compensation expense was recorded in the consolidated statements of operations as follows: cost of revenues of $301, $449 and $593 for the years ended June 25, 2010, June 26, 2009 and June 27, 2008, respectively, and SG&A expenses of $354, $388 and $551 for the years ended June 25, 2010, June 26, 2009 and June 27, 2008, respectively. The Group did not capitalize any share-based compensation expense as part of any assets during the years ended June 25, 2010, June 26, 2009 and June 27, 2008.

FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

Share option activity

Share options have been granted to directors and employees. On March 16, 2007, the Company amended and restated its 1999 Share Option Plan (the “1999 Plan”) to increase the number of ordinary shares authorized for issuance under the 1999 Plan by 300,000 ordinary shares, and on August 28, 2008, the Company’s board of directors approved an amendment to the 1999 Plan to increase the number of ordinary shares reserved under the 1999 Plan by 60,000 ordinary shares, such that the aggregate number of shares reserved under the 1999 Plan is 3,502,857 shares. As of June 25, 2010, there were 858,005 share options outstanding under the 1999 Plan, and no more option grants may be made under the 1999 Plan.

On March 12, 2010, the Company’s shareholders adopted the 2010 Performance Incentive Plan (the “2010 Plan”). A total of 1,500,000 ordinary shares are authorized for issuance under the 2010 Plan, plus any shares subject to share options under the 1999 Plan outstanding as of June 24, 2010, the date the registration statement for the Company’s initial public offering was declared effective, that expire, are canceled or terminate after the effective date of such registration statement. As of June 25, 2010, Fabrinet had 1,500,000 ordinary shares available for future option grants to employees and directors under the 2010 Plan, and no options had been granted under the 2010 Plan.

The Company’s board of directors has the authority to determine the type of option and the number of shares subject to the option. Options generally vest and become exercisable over four years and expire, if not exercised, within 7 years of the grant date. In the case of a grantee’s first grant, 25 percent of the underlying shares subject to option vest 12 months after the grant date and 1/48 of the underlying shares vest each of the following 36 months. In the case of any additional grants to a grantee, 1/48 of the underlying shares subject to option vest each month for four years, commencing one month after the grant date. During the years ended June 25, 2010, June 26, 2009 and June 27, 2008, the Group granted options to purchase an aggregate of 168,500, 108,600 and 145,100 ordinary shares, respectively, with an estimated total grant date fair value of $773, $533 and $1,227, respectively, and a weighted average grant date fair value of $4.58, $4.91 and $8.45 per share, respectively.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average exercise price of options granted during the year ended June 25, 2010 was $5.77 per share. The total fair value of shares vested during the years ended June 25, 2010, June 26, 2009 and June 27, 2008 was $1,264, $1,186 and $2,261, respectively. The total intrinsic value of options exercised during the year ended June 25, 2010, June 26, 2009 and June 27, 2008 was $3,151, $2,632 and $1,690, respectively. In conjunction with these exercises, there was no tax benefit realized by the Company due to the fact that it is exempted from income tax. The amount of cash received from the exercise of share options and similar instrument granted under share-based payment plans was $484 during the year ended June 25, 2010.

As of June 25, 2010, $627 of the estimated share-based compensation expense related to stock options remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 2.60 years.

Determining Fair Value

Valuation Method—The Group estimated the fair value of the ordinary shares to be used in the Black-Scholes-Merton (“BSM”) option-pricing formula by taking into consideration a number of assumptions, including revenues and price to earnings multiples of publicly traded competitors and industry comparables, and applied a reasonable discount factor through June 29, 2007, noting this discount factor was removed during the year ended June 27, 2008 as the Group was progressing in its initial public offering and a discount was no longer deemed appropriate. For fiscal 2010 and fiscal 2009, the Group did not apply a discount to any of its option grants.

Expected Dividend—The Group’s expected dividend rate was zero prior to its first dividend declaration on October 24, 2008 as it did not historically pay cash dividends on its ordinary shares and did not anticipate doing so for the foreseeable future for grants issued prior to October 24, 2008. For grants issued subsequent to October 24, 2008, but before June 26, 2009, the Group used an annualized dividend yield based on the per share dividend declared by the Company’s board of directors. After June 26, 2009, the Group used zero as an annualized dividend yield since it did not anticipate paying any cash dividends in the near future.

Expected Volatility—As the Group did not have a sufficient trading history to use the volatility of its ordinary shares, management based its expected volatility on a comparable industry index as a reasonable measure of expected volatility in accordance with the guidance of FASB ASC 718.

Risk-Free Interest Rate—The Group bases the risk-free interest rate used in the BSM valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the option.

Expected Term—Expected terms used in the BSM option-pricing formula represent the periods that the Group’s share options are expected to be outstanding and are determined based on the Group’s historical experience of similar awards, giving consideration to the contractual terms of the share options, vesting schedules and expectations of future employee behavior.

Vesting Period—The Group’s share options generally vest and become exercisable over a four-year period, which is generally the requisite service period, and expire 7 years from the date of grant. For an individual’s initial grant, 25 percent of the shares subject to an option vest 12 months after the vesting commencement date and 1/48 of the shares vest each month for the 36 months thereafter. In the case of any additional grants to an individual, 1/48 of the underlying shares subject to an option vest each month for four years, commencing one month after the grant date.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value—The fair value of the Group’s share options granted to employees for the years ended June 25, 2010, June 26, 2009 and June 27, 2008 was estimated using the following weighted-average assumptions:

	June 25, 2010	June 26, 2009	June 27, 2008
Dividend yield	—	5.28%	—
Expected volatility	43.4%	77.4%	60.5%
Risk-free rate of return (percent)	2.26	2.80	3.51
Expected term (in years)	4.55	4.55	4.55

The following summarizes activities under the 1999 Plan:

	Number of shares underlying options			Weighted-average exercise price per share
	Year Ended			Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008	June 25, 2010	June 26, 2009	June 27, 2008
Shares underlying options outstanding at beginning of the year	1,023,592	1,619,988	1,725,575	$2.77	$2.20	$1.85
Granted
- at below fair market value	168,500	108,600	145,100	5.77	5.57	4.82
Exercised	(285,108)	(557,650)	(220,258)	1.70	1.53	1.08
Forfeited	(19,219)	(68,954)	(22,729)	5.32	4.50	3.50
Expired	(29,760)	(78,392)	(7,700)	2.67	2.06	1.75

Shares underlying options outstanding at end of the year	858,005	1,023,592	1,619,988	3.66	2.77	2.20

Shares underlying options exercisable at end of the year	593,409	760,897	1,217,581	$2.93	$2.20	$1.76

The following summarizes information for share options outstanding as of June 25, 2010:

Number of shares underlying options	Exercise price	Weighted average remaining contractual life (years)
35,200	$1.50	0.58
178,400	1.75	1.67
37,725	2.00	2.23
31,725	2.25	2.30
19,888	2.75	2.51
44,500	3.00	3.49
169,442	3.50	3.52
3,600	4.00	3.91
24,000	4.25	4.18
25,700	4.75	4.43
33,325	5.00	4.64
15,800	5.25	4.87
54,000	5.50	5.18
176,300	5.75	6.26
8,400	6.25	6.87

858,005

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

In March 2000, the Group granted a contingent warrant to purchase 1,285,714 ordinary shares to a director, employee and founding shareholder in conjunction with the sale of shares to Asia Pacific Growth Fund III, L.P., an affiliate of H&Q Asia Pacific. As of June 26, 2009, the warrant was fully exercised. The contingent warrant vested as shares were sold to third parties or at a rate of one ordinary share subject to the warrant for every four ordinary shares that vested pursuant to options granted under the 1999 Plan. The contingent warrant was granted to the individual in his capacity as a shareholder to protect the founding shareholder from dilution and was not tied to his continued service as a director or employee. The Group accounted for the contingent warrant in accordance with FASB ASC Subtopic 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“FASB ASC 815-40”). The warrant required that it only be settled by the issuance of ordinary shares. Pursuant to the guidance, the contingent warrant was accounted for as issued on the date of grant in March 2000 at fair value and recorded as a dividend in shareholders equity. Subsequent exercises were recorded as a reclassification from warrant to ordinary shares.

There are no outstanding warrants to purchase securities of the Group.

The following summarizes the activities relating to the warrant described above:

	Number of shares underlying options			Weighted-average exercise price per share
	Year Ended			Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008	June 25, 2010	June 26, 2009	June 27, 2008
Shares underlying warrant at beginning of the year	—	34,175	97,175	$—	$0.01	$0.01
Exercised	—	(34,175)	(63,000)	—	0.01	0.01

Shares underlying warrant at end of the year	—	—	34,175	$—	$—	$0.01

Exercisable shares underlying warrant at end of the year	—	—	1,171	$—	$—	$0.01

13. Shareholders’ equity

Share capital

In February 2010, the Company’s shareholders approved a change in the Company’s authorized share capital to $5,050,000 divided into 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share. The Company amended and restated its memorandum and articles of association in March 2010 to reflect this change.

In the year ended June 27, 2008, the Company issued 63,000 ordinary shares upon exercise of the warrant and 220,258 ordinary shares upon exercise of options, resulting in 283,258 ordinary shares being issued for consideration of $0.01 per share for the warrant and a weighted average exercise price of $1.08 per share for the options. All such issued shares are fully paid.

In the year ended June 26, 2009, the Company issued 34,175 ordinary shares upon exercise of the warrant and 557,650 ordinary shares upon exercise of options, resulting in 591,825 ordinary shares being issued for consideration of $0.01 per share for the warrant and a weighted average exercise price of $1.53 per share for the options. All such issued shares are fully paid.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the year ended June 25, 2010, the Company issued 285,108 ordinary shares upon exercise of options, resulting in 285,108 ordinary shares being issued for consideration of a weighted average exercise price of $1.70 per share. All such issued shares are fully paid.

14. Dividend payment

At the meeting of the Company’s board of directors held on August 20, 2009, the board declared a cash dividend of $1.00 per share to be paid to all shareholders on the Company’s register as of August 28, 2009. The dividend of approximately $30,849 in the aggregate was paid out on September 1, 2009.

15. Related party transactions and balances

JDS Uniphase Corporation, a customer of Fabrinet, held 1.1%, 6.4% and 6.4% of the Company’s share capital (fully diluted) as of June 25, 2010, June 26, 2009 and June 27, 2008, respectively. A representative from JDS Uniphase Corporation served as a director of Fabrinet until August 2007. JDS Uniphase Corporation participated in the Company’s initial public offering as a selling shareholder and sold 1,606,850 ordinary shares as of June 25, 2010, which reduced its share ownership to 1.1% (fully diluted). Therefore, JDS Uniphase Corporation ceased to be considered a related company as of such date.

Frank H. Levinson, former Chairman of the Board and Chief Technical Officer of Finisar Corporation (“Finisar”) and a member of Finisar’s board of directors until August 29, 2008, is a member of the board of directors of Fabrinet. Finisar purchased products from the Company totaling $12,590 and the Company recorded purchases of $8,272 from Finisar during the two months ended August 29, 2008. Finisar was no longer a related company as of August 29, 2008.

Asia Pacific Growth Fund III, L.P. held 46.1%, 57.3% and 57.6% of the Company’s share capital (fully diluted) as of June 25, 2010, June 26, 2009 and June 27, 2008, respectively. Currently, the Group has no commercial transactions with Asia Pacific Growth Fund III, L.P.

The following transactions were carried out with related parties:

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008
Revenues
Sales of goods:
JDS Uniphase Corporation	$81,164	$89,305	$100,067
Finisar Corporation	—	12,590	63,245

	$81,164	$101,895	$163,312

Cost of revenues
Purchases of goods:
JDS Uniphase Corporation	$19,289	$24,895	$37,084
Finisar Corporation	—	8,272	37,768

	$19,289	$33,167	$74,852

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	June 25, 2010	June 26, 2009
Trade accounts receivable
JDS Uniphase Corporation	$—	$12,264
Finisar Corporation	—	—

	$—	$12,264

Trade accounts payable
JDS Uniphase Corporation	$—	$2,557
Finisar Corporation	—	—

	$—	$2,557

16. Employee profit sharing and executive bonus plans

Prior to the three months ended March 27, 2009, the Group allocated a certain percentage of adjusted pretax profits to its Employee Profit Sharing Plan on a quarterly basis that was distributed to employees employed for the full quarter, excluding officers. The Group also allocated a certain percentage of adjusted quarterly pretax profits to its Executive Bonus Plan, which was available solely to the Group’s officers. Distributions to corporate officers under the Executive Bonus Plan were subject to the discretion of Fabrinet’s board of directors. The plans were terminated in the three months ended March 27, 2009. Charges to the income statement for distributions to employees and corporate officers under these plans were $0, $2,916 and $5,045 during the years ended June 25, 2010, June 26, 2009 and June 27, 2008, respectively. Payments under the plans were made in the quarter following the quarter in which the bonus was earned.

17. Commitments and contingencies

Bank guarantees

As of June 25, 2010 and June 26, 2009, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $648 and $617, respectively.

Operating lease commitments

The Group leases a portion of its capital equipment and certain land and buildings for its facilities in Thailand, China and New Jersey, under operating lease arrangements that expire in various years through 2014. Rental expense under these operating leases amounted to $1,791, $1,706 and $1,680 for the years ended June 25, 2010, June 26, 2009 and June 27, 2008, respectively.

As of June 25, 2010, the future minimum lease payments due under non-cancelable leases are as follows at the end of each fiscal year in June:

2011	$1,745
2012	1,733
2013	1,733
2014	985

Total minimum operating lease payments	$6,196

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Land purchase commitment

In June 2010, Fabrinet Thailand entered into an agreement to purchase land for approximately $7.3 million, of which approximately $2.2 million was paid as a deposit. In August 2010, we paid the balance of approximately $5.2 million and title was transferred to us.

Purchase obligations

Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally give the Group the option to cancel, reschedule and/or adjust its requirements based on its business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.

Indemnification of Directors and Officers

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of directors and officers, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against civil fraud or the consequences of committing a crime. The Company’s amended and restated memorandum and articles of association provide for indemnification of directors and officers for actions, costs, charges, losses, damages and expenses incurred in their capacities as such, except that such indemnification does not extend to any matter in respect of any fraud or dishonesty that may attach to any of them.

On February 9, 2010, shareholders of the Company approved a form of indemnification agreement for directors and officers of the Company. The Company subsequently entered into indemnification agreements with each of its directors and executive officers, pursuant to which, the Company agreed to indemnify its directors and officers against certain liabilities and expenses incurred by such persons in connection with claims by reason of their being such a director or officer. The Company has a director and officer liability insurance policy that may enable it to recover a portion of any future amounts paid under the indemnification agreements.

18. Business segments and geographic information

The Group evaluates its reportable segments in accordance with FASB ASC Subtopic 280-10, Segment Reporting (“FASB ASC 280-10”). Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Group’s chief operating decision maker is Fabrinet’s board of directors. As of June 25, 2010, the Group operated and internally managed a single operating segment. Accordingly, the Group does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

The Group operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008
North America	$252,662	$271,148	$318,321
Asia-Pacific	197,097	151,350	156,073
Europe	55,953	18,601	36,704

	$505,712	$441,099	$511,098

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant customers

Total revenues are attributed to a particular geographic area based on the bill-to location of the customer. The Group has approximately $56 of long-lived assets based in North America, with the substantial remainder of assets based in the Asia region.

Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Year Ended
	June 25, 2010	June 26, 2009	June 27, 2008
Oclaro, Inc. #	17%	20%	22%
JDS Uniphase Corporation	16	20	20
Opnext, Inc.	14	11	11
Finisar Corporation	12	15	12
Emcore Corporation	10	16	*

*	Less than 10% of total revenues in the period.
#

Pursuant to the merger of Avanex Corporation and Bookham, Inc. (both customers of the Company) on April 27, 2009, Bookham, Inc. changed its name to Oclaro, Inc. These figures represent the combined revenues of Bookham, Inc. and Avanex Corporation.

The loss of any single significant customer could have a material adverse effect on the Group’s results of operations.

19. Financial instruments

Objectives and significant terms and conditions

The principal financial risks faced by the Group are foreign currency risk, credit risk, liquidity risk and interest rate risk. The Group borrows at floating rates of interest to finance its operations. A minority of sales and purchases and a majority of labor and overhead costs are entered into in foreign currencies. In order to manage the risks arising from fluctuations in currency exchange rates, the Group uses derivative financial instruments. Trading for speculative purposes is prohibited under Company policies.

The Group enters into short-term forward foreign currency contracts to help manage currency exposures associated with certain assets and liabilities. The forward exchange contracts have generally ranged from one to six months in original maturity, and no forward exchange contract has an original maturity greater than one year. All foreign currency exchange contracts are recognized on the balance sheet at fair value. As the Group does not apply hedge accounting to these instruments, the derivatives are recorded at fair value through earnings.

The gains and losses on the Group’s forward contracts generally offset losses and gains on the assets, liabilities and transactions economically hedged, and accordingly, generally do not subject the Group to risk of significant accounting losses.

Foreign currency risk

The Group operates internationally and is exposed to foreign exchange risk arising from various currency exposures primarily with respect to the Thai baht and the Chinese renminbi (RMB).

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 25, 2010 and June 26, 2009 the Group had outstanding foreign currency assets and liabilities as follows:

	June 25, 2010		June 26, 2009
	Currency	$	Currency	$
Assets
Thai baht	291,608	8,995	110,018	3,228
Chinese renminbi	50,723	7,993	53,758	7,868

		16,988		11,096

Liabilities
Thai baht	560,494	17,289	295,114	8,659
Chinese renminbi	20,077	2,957	11,831	1,740

		20,246		10,399

The Thai baht assets represent cash and cash equivalents, accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. The Group manages its exposure to fluctuation in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 25, 2010, there were $12,000 selling forward contracts and $6,500 option contracts outstanding on the Thai baht payables. As of June 26, 2009, there were $3,000 selling forward contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of June 25, 2010 and June 26, 2009, there were no outstanding forward contracts in relation to the RMB.

Interest Rate Risk

The Group’s principal interest bearing assets are time deposits held with high quality financial institutions. The Group’s principal interest bearing liabilities are bank loans which bear interest at floating rates.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Principal subsidiaries

The subsidiaries of the Group are:

Name	Business	Country of Incorporation	Percent interest
Fabrinet Co., Ltd.	Manufacturing and assembly	Thailand	99.99

Fabrinet USA, Inc.	Marketing and administrative support services	United States of America (California)	100

FBN New Jersey Manufacturing, Inc.	Manufacturing and assembly	United States of America (Delaware)	100

Fabrinet China Holdings	Holding company	Mauritius Island	100

CASIX Inc. (a wholly-owned subsidiary of Fabrinet China Holdings)	Manufacturing and assembly	People’s Republic of China	100

Fabrinet Pte., Ltd.	Sales and administrative support services and supply chain sourcing center	Singapore	100

All subsidiaries are unlisted.

21. Subsequent events

We believe that there are no subsequent events that require disclosure.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters in the fiscal years ended June 25, 2010 and June 26, 2009:

	Three Months Ended
	Jun 25, 2010	Mar 26, 2010	Dec 25, 2009	Sep 25, 2009	Jun 26, 2009	Mar 27, 2009	Dec 26, 2008	Sep 26, 2008
	(in thousands, except per share data)
Total revenues	$157,411	$136,890	$114,393	$97,018	$82,400	$84,834	$128,004	$145,861

Gross profit	19,380	19,129	14,873	10,960	8,351	9,535	16,831	23,324

Net income	$13,574	$13,511	$11,052	$6,186	$3,937	$3,400	$11,755	$12,212

Basic net income per share:
Net income	$0.44	$0.44	$0.36	$0.20	$0.13	$0.11	$0.39	$0.41

Weighted-average shares used in basic net income per share calculations	30,950	30,901	30,856	30,707	30,577	30,472	30,344	30,046

Diluted net income per share:
Net income	$0.43	$0.43	$0.35	$0.20	$0.13	$0.11	$0.38	$0.39

Weighted-average shares used in diluted net income per share calculations	31,457	31,365	31,387	31,269	31,308	30,932	31,106	31,387

All income from production wind-down and transfer agreements had been recognized by the end of the six months ended December 26, 2008. The Company recorded income from production wind-down and transfer agreements of $0.7 million and $0.7 million in the quarters ended December 26, 2008 and September 26, 2008, respectively.

During the three months ended March 27, 2009, the Company recorded $2.4 million in restructuring charges related to the reduction of Company’s global headcount in response to the recent global economic slowdown.

During the three months ended September 26, 2008, the Company’s SG&A expenses increased due to the recognition of accrued legal, accounting, printing and consulting expenses of $4.0 million incurred in connection with the Company’s prior efforts to sell its ordinary shares in an initial public offering during calendar years 2007 and 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information responsive to this item is incorporated herein by reference to Fabrinet’s definitive proxy statement with respect to our 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

1. Financial Statements: See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules: All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

3. Exhibits: We have filed, or incorporated by reference into this Annual Report on Form 10-K, the exhibits listed on the accompanying Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

(b)	Exhibits: See Item 15(a)(3), above.

(c)	Financial Statement Schedules: See Item 15(a)(2), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 8, 2010.

FABRINET

By:	/S/ MARK J. SCHWARTZ
Name:	Mark J. Schwartz
Title:	Executive Vice President, Chief Financial Officer and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David T. Mitchell and Mark J. Schwartz and each of them, as his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID T. MITCHELL David T. Mitchell	Chief Executive Officer, President and Chairman of the Board of Directors (Principal Executive Officer)	September 8, 2010

/s/ MARK J. SCHWARTZ Mark J. Schwartz	Executive Vice President, Chief Financial Officer, and Secretary (Principal Financial Officer)	September 8, 2010

/s/ MARK A. CHRISTENSEN Mark A. Christensen	Director	September 8, 2010

/s/ TA-LIN HSU Ta-lin Hsu	Director	September 8, 2010

/s/ FRANK H. LEVINSON Frank H. Levinson	Director	September 8, 2010

/s/ ROLLANCE E. OLSON Rollance E. Olson	Director	September 8, 2010

/s/ VIRAPAN PULGES Virapan Pulges	Director	September 8, 2010

/s/ WILLIAM J. PERRY William J. Perry	Director	September 8, 2010

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	3.1	May 3, 2010	333-163258

4.1	Specimen Ordinary Share Certificate	S-1/A	4.1	June 14, 2010	333-163258

10.1.1+	Fabrinet Amended and Restated 1999 Share Option Plan

10.1.2+	Form of Share Option Agreement under the Fabrinet Amended and Restated 1999 Share Option Plan	S-1	10.1.2	November 7, 2007	333-147191

10.2.1+	Fabrinet 2010 Performance Incentive Plan	S-1/A	10.2.1	May 3, 2010	333-163258

10.2.2+	Form of Share Option Award Agreement under the Fabrinet 2010 Performance Incentive Plan	S-1/A	10.2.2	May 3, 2010	333-163258

10.2.3+	Form of Notice of Grant of Restricted Shares under the Fabrinet 2010 Performance Incentive Plan	S-1/A	10.2.3	May 3, 2010	333-163258

10.3.1+	Employment Agreement, effective as of January 1, 2000, by and between David T. Mitchell and Fabrinet USA, Inc. (subsequently assumed by the registrant)	S-1/A	10.3.1	December 28, 2009	333-163258

10.3.2+	Amendment to Employment Agreement, dated December 29, 2008, by and between David T. Mitchell and the registrant	S-1	10.3.2	November 20, 2009	333-163258

10.4.1+	Offer Letter, dated April 29, 2005, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	S-1	10.4.1	November 7, 2007	333-147191

10.4.2+	Amendment to Offer Letter, dated February 14, 2007, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	S-1	10.4.2	November 7, 2007	333-147191

10.4.3+	Amendment to Offer Letter, dated December 29, 2008, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	S-1	10.4.3	November 20, 2009	333-163258

10.5+	Employment Agreement, dated July 1, 2007, by and between Dr. Harpal Gill and Fabrinet Co., Ltd.	S-1	10.5	November 7, 2007	333-147191

10.6.1+	Offer Letter, dated April 15, 2000, by and between Mark J. Schwartz and Fabrinet USA, Inc.	S-1	10.6.1	November 7, 2007	333-147191

10.6.2+	Amendment to Offer Letter, dated June 16, 2008, by and between Mark J. Schwartz and Fabrinet USA, Inc.	S-1	10.6.2	November 20, 2009	333-163258

10.6.3+	Amendment to Offer Letter, dated December 29, 2008, by and between Mark J. Schwartz and Fabrinet USA, Inc.	S-1	10.6.3	November 20, 2009	333-163258

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.7.1+	Employment Agreement, dated January 8, 2001, by and between Nat Mani and Fabrinet USA, Inc.	S-1	10.7.1	November 7, 2007	333-147191

10.7.2+	Amendment to Employment Agreement, dated October 1, 2007, by and between Nat Mani and Fabrinet USA, Inc.	S-1	10.7.2	November 7, 2007	333-147191

10.7.3+	Amendment to Employment Agreement, dated June 16, 2008, by and between Nat Mani and Fabrinet USA, Inc.	S-1	10.7.3	November 20, 2009	333-163258

10.7.4+	Amendment to Employment Agreement, dated December 29, 2008, by and between Nat Mani and Fabrinet USA, Inc.	S-1	10.7.4	November 20, 2009	333-163258

10.8+	Consulting Agreement, dated November 8, 2008, by and between Dr. William Perry and the registrant	S-1	10.8	November 20, 2009	333-163258

10.9+	Compensation Notice for Dr. William Perry, dated September 30, 2009	S-1	10.9	November 20, 2009	333-163258

10.10+	Form of Indemnification Agreement entered into between the registrant and its directors and officers	S-1/A	10.10	January 28, 2010	333-163258

10.11	Manufacturing Agreement, dated May 29, 2005, by and between the registrant and FBN New Jersey Holdings Corp.	S-1	10.11	November 7, 2007	333-147191

10.12	Manufacturing Agreement, dated January 2, 2000, by and between the registrant and Fabrinet Co. Ltd.	S-1	10.12	November 7, 2007	333-147191

10.13	Administrative Services Agreement, dated January 2, 2000, by and between the registrant and Fabrinet USA, Inc.	S-1	10.13	November 7, 2007	333-147191

10.14	Administrative Services Agreement, dated July 3, 2008, by and between the registrant and Fabrinet Pte. Ltd.	S-1	10.14	November 20, 2009	333-163258

10.15	Credit Facility Agreement, dated December 15, 2006, by and among Fabrinet Co., Ltd., the registrant and ABN AMRO Bank N.V.	S-1	10.15	November 7, 2007	333-147191

10.16.1	Loan Agreement, dated March 4, 2004, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.18.1	November 7, 2007	333-147191

10.16.2	Supplemental Memorandum of Agreement (2nd), dated December 14, 2007, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.18.2	November 20, 2009	333-163258

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.16.3	Memorandum of Agreement, dated August 8, 2008, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.18.3	November 20, 2009	333-163258

10.17.1	Loan Agreement, dated June 6, 2005, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.19.1	November 7, 2007	333-147191

10.17.2	Supplemental Memorandum of Agreement (2nd), dated December 14, 2007, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.19.2	November 20, 2009	333-163258

10.17.3	Memorandum of Agreement, dated August 8, 2008, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.19.3	November 20, 2009	333-163258

10.18.1	Loan Agreement, dated April 4, 2007, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.20.1	November 7, 2007	333-147191

10.18.2	Supplemental Memorandum of Agreement, dated December 14, 2007, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.20.2	November 20, 2009	333-163258

10.18.3	Memorandum of Agreement, dated August 8, 2008, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.20.3	November 20, 2009	333-163258

10.19	Approval of Amendment and Waiver Letter, dated October 18, 2007, by and among the registrant, Fabrinet Co., Ltd. and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.21	November 7, 2007	333-147191

10.20	Land and Buildings Lease Agreement, dated April 30, 2004, by and between Chokchai International Co., Ltd. and Fabrinet Co., Ltd. (in Thai with English translation)	S-1	10.22	November 7, 2007	333-147191

10.21	Lease Agreement, dated July 1, 2010, by and between Donly Corporation and FBN NJ Holdings Corp. DBA VitroCom

10.22	Land Mortgage Agreement, dated April 9, 2004, as amended on June 7, 2005, by and between TMB Bank Public Company Limited and Fabrinet Co., Ltd. (in Thai with English translation)	S-1	10.24	November 7, 2007	333-147191

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.23	Land Mortgage Agreement, dated April 5, 2007, by and between TMB Bank Public Company Limited and Fabrinet Co., Ltd. (in Thai with English translation)	S-1	10.25	November 7, 2007	333-147191

10.24	Registration Rights Agreement, dated June 22, 2010, by and among the registrant, Asia Pacific Growth Fund III, L.P., David T. Mitchell, JDSU and Shea Ventures, LLC	S-1/A	10.26	June 14, 2010	333-163258

10.25†	Primary Contract Manufacturing Agreement, dated January 1, 2008, by and between JDS Uniphase Corporation and the registrant	S-1/A	10.27	January 19, 2010	333-163258

10.26	Agreement to Buy and Sell Land, dated June 15, 2010, by and between Ms. Kornkornrat Rungreungthanya and Fabrinet Co., Ltd. (in Thai with English translation)	S-1/A	10.29	June 22, 2010	333-163258

21.1	List of Subsidiaries	S-1	21.1	November 20, 2009	333-163258

23.1	Consent of PriceWaterhouseCoopers ABAS Limited

24.1	Power of Attorney incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been requested for portions of this exhibit.