Form 10-Q
period 2010-09-24
Fabrinet
filed 2010-11-03
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 24, 2010

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-34775

FABRINET

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Walker House 87 Mary Street George Town Grand Cayman Cayman Islands	KY1-9005
(Address of principal executive offices)	(Zip Code)

+66 2-524-9660

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 29, 2010, the registrant had 33,764,630 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED SEPTEMBER 24, 2010

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)

	September 24, 2010	June 25, 2010
Assets
Current assets
Cash and cash equivalents	$101,090	$84,942
Receivable from initial public offering	—	26,319
Trade accounts receivable, net	110,169	101,514
Inventories, net	113,131	98,146
Deferred income taxes	774	696
Deposit for land purchase	—	2,162
Prepaid expenses and other current assets	4,660	2,547

Total current assets	329,824	316,326

Non-current assets
Property, plant and equipment, net	64,324	57,651
Intangibles, net	1,097	1,220
Deferred income taxes	1,822	1,626
Deposits and other non-current assets	987	602

Total non-current assets	68,230	61,099

Total assets	$398,054	$377,425

Liabilities and Shareholders’ Equity
Current liabilities
Long-term loans from banks, current portion	$5,508	$6,008
Trade accounts payable	108,445	102,977
Income tax payable	3,518	2,521
Accrued payroll, profit sharing and related expenses	6,178	3,895
Accrued expenses	3,129	3,567
Other payables	3,624	5,935

Total current liabilities	130,402	124,903

Non-current liabilities
Long-term loans from banks, non-current portion	13,460	14,377
Severance liabilities	3,817	3,456
Other non-current liabilities	2,751	2,526

Total non-current liabilities	20,028	20,359

Total liabilities	150,430	145,262

Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of September 24, 2010 and June 25, 2010)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 33,764,630 shares and 33,751,730 shares issued and outstanding as of September 24, 2010 and June 25, 2010, respectively)	338	337
Additional paid-in capital	55,041	54,786
Retained earnings	192,245	177,040

Total shareholders’ equity	247,624	232,163

Total Liabilities and Shareholders’ equity	$398,054	$377,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share data)

	Three Months Ended
	September 24, 2010	September 25, 2009
Revenues:
Revenues	$173,740	$84,244
Revenues, related party	—	12,774

Total revenues	173,740	97,018

Cost of revenues	(151,964)	(86,058)

Gross profit	21,776	10,960
Selling, general and administrative expenses	(4,827)	(3,809)

Operating income	16,949	7,151
Interest income	98	111
Interest expense	(111)	(161)
Foreign exchange loss, net	(378)	(60)
Other income	4	—

Income before income taxes	16,562	7,041
Income taxes	(1,357)	(855)

Net income	$15,205	$6,186

Earnings per share
Basic	$0.45	$0.20
Diluted	0.44	0.20
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	33,761	30,707
Diluted	34,351	31,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

	Three Months Ended
	September 24, 2010	September 25, 2009
Cash flows from operating activities
Net income for the period	$15,205	$6,186
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and impairment losses	2,102	1,942
Amortization of intangibles	130	126
Gain on disposal of property, plant and equipment	(21)	(6)
Allowance for doubtful accounts and warranties	16	34
Unrealized gain on exchange rate and fair value of derivative	(510)	(74)
Share-based compensation	228	130
Deferred income tax	(274)	125
Provision for uncertain tax position and severance liabilities, net of payments	574	346
Inventory obsolescence	153	(1,004)
Changes in operating assets and liabilities
Trade accounts receivable	(8,650)	(10,632)
Trade accounts receivable, related parties	—	2,841
Inventories	(15,138)	(2,480)
Other current assets and non-current assets	(2,111)	(58)
Trade accounts payable	5,468	10,511
Trade accounts payable, related parties	—	1,326
Income tax payable	997	406
Other current liabilities and non-current liabilities	(72)	1,841

Net cash (used in) provided by operating activities	(1,903)	11,560

Cash flows from investing activities
Purchase of property, plant and equipment	(7,245)	(981)
Purchase of intangibles	(7)	(13)
Purchase of assets for lease under direct financing leases	(90)	(3)
Proceeds from direct financing leases	6	8
Proceeds from disposals of property, plant and equipment	22	11

Net cash used in investing activities	(7,314)	(978)

Cash flows from financing activities
Repayments of long-term loans from banks	(1,417)	(2,098)
Proceeds from initial public offering, net	26,319	—
Proceeds from issue of ordinary shares under the Amended and Restated 1999 Share Option Plan	28	362
Payment of dividends to shareholders	—	(30,849)

Net cash provided by (used in) financing activities	24,930	(32,585)

Net increase (decrease) in cash and cash equivalents	15,713	(22,003)

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	84,942	114,845
Increase (decrease) in cash and cash equivalents	15,713	(22,003)
Effect of exchange rate on cash and cash equivalents	435	61

Cash and cash equivalents at end of period	$101,090	$92,903

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Business and organization

General

Fabrinet (“Fabrinet” or the “Company”) was incorporated on August 12, 1999, and commenced operations on January 1, 2000. The Company is an exempted company incorporated with limited liability, and is domiciled in the Cayman Islands, British West Indies. Fabrinet and its direct and indirect subsidiaries are referred to as the “Group”.

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

The Company has the following direct and indirect subsidiaries:

•	Fabrinet Co., Ltd., (“Fabrinet Thailand”) incorporated in Thailand on September 27, 1999;

•	Fabrinet USA, Inc., incorporated in the U.S. in the State of California on October 12, 1999;

•	FBN New Jersey Manufacturing, Inc., incorporated in the U.S. in the State of Delaware on May 11, 2005;

•	Fabrinet China Holdings, incorporated in Mauritius and CASIX Inc., incorporated in the People’s Republic of China, which were both acquired on May 29, 2005; and

•	Fabrinet Pte. Ltd., incorporated in Singapore on November 14, 2007.

Asia Pacific Growth Fund III, L.P. held 44.5% and 46.1% of the Company’s share capital (fully diluted) as of September 24, 2010 and June 25, 2010, respectively.

Initial Public Offering

On June 24, 2010, the Company’s registration statement on Form S-1 (File No. 333-163258) relating to the initial public offering of its ordinary shares was declared effective by the Securities and Exchange Commission (the “SEC”). An aggregate of 9,775,000 ordinary shares (including 1,275,000 ordinary shares subject to the underwriters’ option to purchase additional shares) were registered under the registration statement, of which the Company sold 2,830,000 shares and the selling shareholders identified in the registration statement sold 6,945,000 shares, at an initial public offering price of $10.00 per share. The Company’s ordinary shares began trading on the New York Stock Exchange (NYSE) on June 25, 2010. The $26.3 million proceeds from the initial public offering, net of underwriting discounts and commissions, were recorded as a receivable as of June 25, 2010, as the proceeds were received on June 30, 2010, the initial closing date of the offering. The selling shareholders sold 5,670,000 ordinary shares in the initial offering and 1,275,000 ordinary shares on July 6, 2010 pursuant to the underwriters’ option to purchase additional shares.

2. Accounting policies

Basis of presentation

The condensed consolidated financial statements of Fabrinet included herein have been prepared on a basis consistent with the June 25, 2010 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These condensed consolidated financial statements

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

should be read in conjunction with the June 25, 2010 audited consolidated financial statements and notes thereto. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Fabrinet’s results of operations for the three months ended September 24, 2010 and September 25, 2009 are not necessarily indicative of future operating results.

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

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday closest to June 30. The three months ended September 24, 2010 and September 25, 2009 consisted of 13 weeks. Fiscal year 2011 will be comprised of 52 weeks and will end on June 24, 2011.

Concentration of credit risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

As of September 24, 2010, the Group’s cash and cash equivalents were held in financial instruments of banks with credit ratings of A minus or above. The Group had four customers and five customers that each contributed to 10% or more of its total accounts receivable as of September 24, 2010 and June 25, 2010, respectively.

Accounts receivable include amounts due from companies which are monitored by the Group for credit worthiness. As a result of the recent financial crisis, management has implemented a program to closely monitor near term cash collection and credit exposures. As of September 24, 2010, the Group identified receivables of approximately $12,277 and inventory of approximately $10,989 relating to a significant customer representing approximately 7% of total revenues for the three months ended September 24, 2010 that may be adversely affected. Management continues to monitor the Company’s exposures in collaboration with the customer and believes no material loss will be incurred. Accordingly, no allowance for doubtful accounts or inventory write-off related to this customer has been recorded. The loss of this or any other significant customer may have a significant adverse effect on the financial results.

Recent accounting pronouncements

In July 2010, the FASB issued the Accounting Standards Update No. 2010-20—Receivables (Topic 310) –Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update enhance disclosures about the credit quality of financing receivables and the allowance for credit losses. As noted above, existing disclosure guidance is amended to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, the amendments in this Update require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. These improvements will help financial statement users assess an entity’s credit risk exposures and its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company will adopt this guidance in the second quarter of fiscal 2011 and is currently evaluating the impact, if any, the guidance will have on its consolidated financial statements.

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2010, the FASB issued the Accounting Standards Update No. 2010-17 - Revenue Recognition – Milestone Method (Topic 605) – Milestone Method of Revenue Recognition (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. A vendor that is affected by the amendments in this Update is required to provide all of the following: (1) a description of the overall arrangement; (2) a description of each milestone and related contingent consideration; (3). a determination of whether each milestone is considered substantive; (4) the factors that the entity considered in determining whether the milestone or milestones are substantive; and (5) the amount of consideration recognized during the period for the milestone or milestones. This guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company adopted this guidance in the quarter ended September 24, 2010, and there was no material impact on its consolidated financial statements.

In April 2010, the FASB issued the Accounting Standards Update No. 2010-13 - Compensation – Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company will adopt this guidance in the third quarter of fiscal 2011 and is currently evaluating the impact, if any, the guidance will have on its consolidated financial statements.

In March 2010, the FASB issued the Accounting Standards Update No. 2010-11 - Derivatives and Hedging (Topic 815) – Scope Exception Related to Embedded Credit Derivatives. The FASB issued an update that amends and clarifies the guidance on how entities should evaluate credit derivatives embedded in beneficial interests in securitized financial assets. More financial instruments will now be accounted for at fair value through earnings, including some unfunded securitized instruments, synthetic collateralized debt obligations and other similar securitization structures. The updated guidance eliminates the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. Little guidance has been provided regarding how interests in securitized financial assets should be bifurcated. This guidance allows entities to elect the fair value option for any beneficial interest in securitized financial assets upon adoption. This guidance is effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. The Company adopted this guidance in the quarter ended September 24, 2010, and there was no material impact on its consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update No. 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments in this guidance are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), codified in FASB ASC topic 810, Consolidations. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance in the quarter ended September 24, 2010, and there was no material impact on its consolidated financial statements.

In December 2009, the FASB issued Accounting Standards Update No. 2009-16, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. The amendments in this guidance are the result of FASB Statement No. 166, Accounting for Transfers of Financial Assets, codified in FASB ASC topic 860, Transfers and Servicing. This guidance is effective for fiscal years beginning after November 15, 2009. The Company adopted this guidance in the quarter ended September 24, 2010, and there was no material impact on its consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, Software (Topic 985) – Certain Revenue Arrangements That Include Software Elements (a consensus of the FASB Emerging Issues Task Force). This guidance amends FASB ASC Subtopic 985-605, Software—Revenue Recognition (“ASC 985-605”), such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality, are no longer within the scope of ASC 985-605. It also amends the determination of how arrangement consideration should be allocated to deliverables in a multiple-deliverable revenue arrangement. This guidance becomes effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this guidance in the quarter ended September 24, 2010, and there was no material impact on its consolidated financial statements.

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force), which amends FASB ASC Subtopic 605-25, Revenue Recognition: Multiple-Element Arrangements. This guidance addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how to allocate consideration to each unit of accounting in the arrangement. This guidance replaces all references to fair value as the measurement criteria with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. This guidance also eliminates the use of the residual value method for determining the allocation of arrangement consideration. Additionally, this guidance requires expanded disclosures. This guidance becomes effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company adopted this guidance in the quarter ended September 24, 2010, and there was no material impact on its consolidated financial statements.

3. Earnings per ordinary share

Basic earnings per ordinary share are computed by dividing reported net income by the weighted average number of ordinary shares outstanding during each period.

Diluted earnings per ordinary share are computed by dividing reported net income by the weighted average number of ordinary shares and dilutive ordinary equivalent shares outstanding during each period. Dilutive ordinary equivalent shares consist of share options and restricted shares.

	Three Months Ended
	September 24, 2010	September 25, 2009
Net income attributable to shareholders	$15,205	$6,186
Weighted average number of ordinary shares outstanding (thousands of shares)	33,761	30,707
Basic earnings per ordinary share (in dollars)	$0.45	$0.20

Diluted earnings per ordinary share is calculated as follows:

	Three Months Ended
	September 24, 2010	September 25, 2009
Net income used to determine diluted earnings per ordinary share	$15,205	$6,186

Weighted average number of ordinary shares outstanding (thousands of shares)	33,761	30,707
Adjustment for incremental shares arising from the assumed exercise of share options and share warrants (thousands of shares)	590	562

Weighted average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	34,351	31,269

Diluted earnings per ordinary share (in dollars)	$0.44	$0.20

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts for the three months ended September 24, 2010 and September 25, 2009 are as follows:

		Charged to
	Balance at beginning of period	Expenses/ (Credited to Income) for the three months	Balance at end of period
Period ended September 24, 2010	$41	$(5)	$36
Period ended September 25, 2009	$16	$34	$50

5. Inventories

	September 24, 2010	June 25, 2010
Raw materials	$54,045	$44,075
Work in progress	43,170	38,458
Finished goods	7,201	6,637
Goods in transit	11,055	11,163

	115,471	100,333
Less Inventory obsolescence	(2,340)	(2,187)

Inventories, net	$113,131	$98,146

6. Intangibles

The following tables present details of the Group’s intangibles:

	September 24, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,429	$(2,332)	$1,097

Total intangibles	$3,429	$(2,332)	$1,097

	June 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,433	$(2,213)	$1,220

Total intangibles	$3,433	$(2,213)	$1,220

The Group recorded amortization expense relating to intangibles of $130 and $126 for the three months ended September 24, 2010 and September 25, 2009, respectively.

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the carrying amount of intangibles as of September 24, 2010, and assuming no future impairment of the underlying assets, the estimated future amortization at each fiscal year ended June is as follows:

2011	$359
2012	376
2013	214
2014	88
2015	60

Total amortization	$1,097

7. Borrowings

	September 24, 2010	June 25, 2010
Long-term loans from banks consisted of:
Current portion	$5,508	$6,008
Non-current portion	13,460	14,377

Total borrowings	$18,968	$20,385

At September 24, 2010 and June 25, 2010, the Group had outstanding borrowings under long-term loan agreements with banks totaling $18,968 and $20,385, respectively, which consisted of:

Contract No.	Amount		Interest rate per annum (%)	Conditions	Repayment term
	September 24, 2010	June 25, 2010
1	$16,498	$17,415	SIBOR + 1.5% per annum	Repayable commencing from May 2009 in quarterly installments within 8 years	May 2009 - February 2015
2	1,970	1,970	SIBOR + 1.5% per annum	Repayable in semi-annual installments within 7 years	June 2005 - November 2011
3	500	1,000	SIBOR + 1.5% per annum	Repayable in semi-annual installments within 7 years	April 2004 - February 2011

Total	$18,968	$20,385

Certain of the long-term loans are secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral was $36,164 and $36,592 as of September 24, 2010 and June 25, 2010, respectively. The carrying amounts of borrowings approximate their fair value.

Certain of the long-term loans prescribe maximum ratios of debt to equity and minimum levels of debt service coverage ratios. As of September 24, 2010 and June 25, 2010, the Group was in compliance with its long-term loan agreements. In addition to financial ratios, certain of the Group’s packing credits and long-term loans include customary events of default.

The movements of long-term loans were as follows for the periods ended:

	September 24, 2010	September 25, 2009
Opening net book amount	$20,385	$27,318
Additional loans during the period	—	—
Repayment during the period	(1,417)	(2,098)

Closing net book amount	$18,968	$25,220

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 24, 2010, future maturities of long-term debt are as follows at each fiscal year ended June:

2011	$4,591
2012	4,298
2013	3,668
2014	3,668
2015	2,743

Total	$18,968

Credit facilities:

Undrawn available credit facilities at September 24, 2010 and June 25, 2010 totaled:

	September 24, 2010	June 25, 2010
Bank borrowings:
Short-term loans	$50,428	$50,144
Long-term loans	—	—

8. Income tax

The Group implemented FASB ASC Topic 740, Income Taxes (“FASB ASC 740”). As of September 24, 2010, the liability for uncertain tax positions including accrued interest and penalties increased to $2,474 (June 25, 2010: $2,261). The Group does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months.

The Group files several income tax returns in the U.S. and foreign tax jurisdictions. The tax years from 2007 to 2010 remain open to examination by U.S. and state tax authorities, and the tax years from 2005 to 2010 remain open to examination by the foreign tax authorities.

The Group’s income tax is recognized based on the best estimate of the expected annual income tax rate for the full financial year of each entity in the Group. The effective tax rate for the Group for the three months ended September 24, 2010 and September 25, 2009 was 8% and 12% of net income, respectively. The decrease in effective tax rate during the three months ended September 24, 2010 as compared to the three months ended September 25, 2009 was due to the income tax exemption from Thailand Board of Investment for income generated from new products manufactured at the Company’s Pinehurst Building 5, effective July 2010 for a five-year period. Income tax exempted according to the aforementioned privilege during the three months ended September 24, 2010 was approximately $521, or $0.02 per share on a diluted basis.

9. Share-based compensation

Share-based compensation

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

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of recording share-based compensation expense for the three months ended September 24, 2010 and September 25, 2009 was as follows:

	Three Months Ended
	September 24, 2010	September 25, 2009
Share-based compensation expense by type of award:
Share options	$165	$130
Restricted shares	$63	—

Total share-based compensation expense	$228	$130

Tax effect on share-based compensation expense	—	—

Net effect on share-based compensation expense	$228	$130

Share-based compensation expense was recorded in the condensed consolidated statements of operations as follows: cost of revenues of $92 and $65 for the three months ended September 24, 2010 and September 25, 2009, respectively, and SG&A expenses of $136 and $65 for the three months ended September 24, 2010 and September 25, 2009, respectively. The Group did not capitalize any share-based compensation expense as part of any assets during the three months ended September 24, 2010 and September 25, 2009.

Share-based award activity

Share options have been granted to directors and employees. As of September 24, 2010, there were 837,855 share options outstanding under the Amended and Restated 1999 Share Option Plan (the “1999 Plan”), and no more option grants may be made under the 1999 Plan.

On March 12, 2010, the Company’s shareholders adopted the 2010 Performance Incentive Plan (the “2010 Plan”). A total of 1,500,000 ordinary shares are authorized for issuance under the 2010 Plan, plus any shares subject to share options under the 1999 Plan outstanding as of June 24, 2010, the date the registration statement for the Company’s initial public offering was declared effective, that expire, are canceled or terminate after the effective date of such registration statement. As of September 24, 2010, there were 1,450,444 ordinary shares available for future award grants to employees and directors under the 2010 Plan.

On October 13, 2010, the Company’s Compensation Committee approved an amendment to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan by 500,000 ordinary shares. The amendment will be subject to shareholder approval at the Company’s Annual Meeting of Shareholders to be held on December 20, 2010.

Share options

The Company’s board of directors has the authority to determine the type of option and the number of shares subject to the option. Options generally vest and become exercisable over four years and expire, if not exercised, within 7 years of the grant date. In the case of a grantee’s first grant, 25 percent of the underlying shares subject to option vest 12 months after the grant date and 1/48 of the underlying shares vesting each of the following 36 months. In the case of any additional grants to a grantee, 1/48 of the underlying shares subject to option vest each month for four years, commencing one month after the grant date.

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes share option activities under the 1999 Plan:

	Number of shares underlying options		Weighted-average exercise price per share
	Three Months Ended		Three Months Ended
	September 24,	September 25,	September 24,	September 25,
	2010	2009	2010	2009
Shares underlying options outstanding at beginning of the period	858,005	1,023,592	$3.66	$2.77
Granted	—	—	—	—
Exercised	(12,900)	(212,733)	2.15	1.70
Forfeited	(1,350)	(7,523)	5.00	5.21
Expired	(5,900)	(21,254)	2.78	2.51

Shares underlying options outstanding at end of the period	837,855	782,082	3.69	3.05

Shares underlying options exercisable at end of the period	606,538	568,293	$3.03	$2.52

The following summarizes information for share options outstanding as of September 24, 2010 under the 1999 Plan:

Number of shares underlying options	Exercise price	Weighted average remaining contractual life (years)
26,800	$1.50	0.49
178,400	1.75	1.42
37,725	2.00	1.98
26,725	2.25	2.46
16,288	2.75	2.77
44,500	3.00	3.24
169,442	3.50	3.27
3,600	4.00	3.66
24,000	4.25	3.93
25,700	4.75	4.18
31,975	5.00	4.09
15,800	5.25	4.62
54,000	5.50	4.93
174,500	5.75	6.07
8,400	6.25	6.62

837,855

As of September 24, 2010, $481 of estimated share-based compensation expense related to share options under the 1999 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 2.51 years.

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following summarizes share option activities under the 2010 Plan:

	Number of shares underlying options		Weighted-average exercise price per share
	Three Months Ended		Three Months Ended
	September 24,	September 25,	September 24,	September 25,
	2010	2009	2010	2009
Shares underlying options outstanding at beginning of the period	—	—	$—	$—
Granted	40,000	—	13.77	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Shares underlying options outstanding at end of the period	40,000	—	13.77	—

Shares underlying options exercisable at end of the period	—	—	$—	$—

The following summarizes information for share options outstanding as of September 24, 2010 under the 2010 Plan:

Number of shares underlying options	Exercise price	Weighted average remaining contractual life (years)
40,000	$13.77	6.92

40,000

As of September 24, 2010, $174 of estimated share-based compensation expense related to share options under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 3.91 years.

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted shares

Restricted shares are one type of share-based awards that can be granted under the 2010 Plan.

The following summarizes restricted share activities under the 2010 Plan:

	Number of shares underlying options		Weighted-average grant date fair value per share
	Three Months Ended		Three Months Ended
	September 24,	September 25,	September 24,	September 25,
	2010	2009	2010	2009
Non-vested balance at beginning of the period	—	—	$—	$—
Granted	16,806	—	13.77	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Non-vested balance at end of the period	16,806	—	$13.77	$—

As of September 24, 2010, $125 of estimated share-based compensation expense related to restricted shares under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 0.23 years.

10. Shareholders’ equity

Share capital

In February 2010, the Company’s shareholders approved a change in the Company’s authorized share capital to US$5,050,000 divided into 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share. The Company amended and restated its memorandum and articles of association in March 2010 to reflect this change.

For the three months ended September 24, 2010, the Company issued 12,900 ordinary shares upon exercise of options, resulting in 12,900 ordinary shares being issued for consideration of a weighted average exercise price of $2.15 per share. All such issued shares are fully paid.

For the three months ended September 25, 2009, the Company issued 212,733 ordinary shares upon exercise of options, resulting in 212,733 ordinary shares being issued for consideration of a weighted average exercise price of $1.70 per share. All such issued shares are fully paid.

11. Dividend payment

At the meeting of the Company’s board of directors held on August 20, 2009, the board declared a cash dividend of $1.00 per share to be paid to all shareholders on the Company’s register as at August 28, 2009. The dividend of approximately $30,849 in the aggregate was paid out on September 1, 2009.

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Related party transactions and balances

JDS Uniphase Corporation, a customer of Fabrinet, held 0% and 1.1% of the Company’s share capital (fully diluted) as of September 24, 2010 and June 25, 2010, respectively. A representative from JDS Uniphase Corporation served as a director of Fabrinet until August 2007. JDS Uniphase Corporation participated in the Company’s initial public offering as a selling shareholder and sold 1,606,850 ordinary shares as of June 25, 2010, which reduced its share ownership to 1.1% (fully diluted). Therefore, JDS Uniphase Corporation ceased to be considered a related company as of such date. On July 6, 2010, JDS Uniphase Corporation sold all of its remaining 393,150 ordinary shares pursuant to the underwriters’ option to purchase additional shares.

Asia Pacific Growth Fund III, L.P. held 44.5% and 46.1% of the Company’s share capital (fully diluted) as of September 24, 2010 and June 25, 2010, respectively. Currently, the Group has no commercial transactions with Asia Pacific Growth Fund III, L.P.

The following transactions were carried out with related party:

	Three Months Ended
	September 24, 2010	September 25, 2009
Revenues
Sales of goods:
JDS Uniphase Corporation	$—	$12,774

	$—	$12,774

	Three Months Ended
	September 24, 2010	September 25, 2009
Cost of revenues
Purchases of goods:
JDS Uniphase Corporation	$—	$5,193

	$—	$5,193

13. Commitments and contingencies

Bank guarantees

At September 24, 2010 and June 25, 2010, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $684 and $648, respectively.

Operating lease commitments

The Group leases a portion of its capital equipment, and certain land and buildings for its facilities in Thailand, China and New Jersey, under operating lease arrangements that expire in various years through 2014. Rental expense under these operating leases amounted to $460 and $441, for the three months ended September 24, 2010 and September 25, 2009, respectively.

As of September 24, 2010, the future minimum lease payments due under non-cancelable leases were as follows at each fiscal year ended June:

2011	$1,389
2012	1,851
2013	1,851
2014	1,090
2015	56
Thereafter	14

Total minimum operating lease payments	$6,251

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

14. Business segments and geographic information

The Group evaluates its reportable segments in accordance with FASB ASC Topic 280, Segment Reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Group’s chief operating decision maker is Fabrinet’s board of directors. As of September 24, 2010, the Group operated and internally managed a single operating segment. Accordingly, the Group does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

The Group operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended
	September 24, 2010	September 25, 2009
North America	$74,583	$53,587
Asia-Pacific	66,921	39,734
Europe	32,236	3,697

	$173,740	$97,018

Total revenues are attributed to a particular geographic area based on the bill-to location of the customer. The Group has approximately $49 of long-lived assets based in North America, with the substantial remainder of assets based in the Asia region.

15. Subsequent events

The Company believes that there are no subsequent events that require disclosure.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the heading “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

We have been consistently profitable since our inception, achieving 43 consecutive quarters of profitable operations.

Revenues

Our total revenues increased by $76.7 million, or 79.1%, to $173.7 million for the three months ended September 24, 2010, as compared to $97.0 million for the three months ended September 25, 2009. We generated substantially all of our total revenues during the three months ended September 24, 2010 from the optical communications, industrial lasers and sensors markets. Since fiscal 2008, our revenues from products for markets other than the optical communications market have increased substantially. Our revenues from lasers, sensors and other markets as a percentage of total revenues have increased from 12.7% for the three months ended September 25, 2009, to 20.3% for the three months ended September 24, 2010. We expect that industrial lasers and sensors will represent an increasing portion of our revenues in the future. Because our share of the available business in the industrial lasers and sensors end-markets is presently small, we hope to grow our business in those end-markets in excess of industry growth forecasts.

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

Revenues, Related Party

Revenues, related party, represents revenues from our manufacturing of optical communications products for JDS Uniphase Corporation (or JDSU), a classification required by Rule 4-08(k) of Regulation S-X under the Exchange Act. JDSU is classified as a related party for the three months ended September 25, 2009 because it held 6.4% of our share capital on a fully diluted basis as of September 25, 2009. In fiscal 2010, JDSU participated in our initial public offering as a selling shareholder and sold 1,606,850 ordinary shares, which reduced its share ownership to 1.1% (fully diluted) as of June 25, 2010. Therefore, JDSU was no longer classified as a related party as of June 25, 2010. On July 6, 2010, JDSU sold all of its remaining 393,150 ordinary shares pursuant to the underwriters’ option to purchase additional shares, which reduced its share ownership to 0% as of September 24, 2010.

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

The percentage of our revenues generated from the bill-to location outside of North America has increased from 44.8% in the three months ended September 25, 2009 to 57.1% in the three months ended September 24, 2010, primarily as a result of increasing sales in Asia-Pacific and Europe. We expect that an increasing portion of our revenues will come from the bill-to location outside of North America in the future.

The following table presents total revenues, by percentage, by geographic regions:

	Three Months Ended
	September 24, 2010	September 25, 2009
North America	42.9%	55.2%
Asia-Pacific	38.5	41.0
Europe	18.6	3.8

	100.0%	100.0%

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

We previously maintained an Employee Profit Sharing Plan, under which we allocated ten percent of our adjusted pre-tax profits to be distributed quarterly to our employees. A portion of the Employee Profit Sharing Plan was allocated to the Executive Bonus Plan and made available for our executive officers and senior management, collectively known as our senior staff. The remainder of the Employee Profit Sharing Plan was distributed to our employees as direct profit sharing and merit-based bonus compensation. The Employee Profit Sharing Plan was eliminated during the three months ended March 27, 2009. During the three months ended September 24, 2010, merit-based bonus awards were available to our non-senior staff and approximately $0.3 million attributable to such awards was accrued during the period.

Share-based compensation expense included in cost of revenues was $0.1 million and $0.1 million for the three months ended September 24, 2010 and September 25, 2009, respectively.

Other than incremental costs associated with growing our business generally, we do not expect to incur material incremental costs of revenue as a result of our planned expansion into new geographic markets, our continued diversification into the industrial lasers and sensors markets and other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, or SG&A expenses, primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including amounts previously paid under our Employee Profit Sharing Plan, research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense, and other general expenses not related to cost of revenues. In fiscal 2011, we expect our SG&A expenses to increase as we respond to the requirements of being a public company, including increased expenses associated with: preparing and filing required reports under the U.S. securities laws; comprehensively documenting and assessing our system of internal controls and maintaining our disclosure controls and procedures as a result of the requirements of the Sarbanes-Oxley Act; competitively compensating our board of directors; and insuring against additional risks associated with being a public company.

No charge was included in SG&A expenses for profit sharing distributions to senior staff during the three months ended September 25, 2009. During the three months ended September 24, 2010, performance-based bonus awards of $0.3 million were accrued.

Share-based compensation expense included in SG&A expenses was $0.1 million and $0.1 million for the three months ended September 24, 2010 and September 25, 2009, respectively.

Other than incremental costs associated with growing our business generally and increased costs associated with being a public company, we do not expect to incur material incremental SG&A expenses as a result of our planned expansion into new geographic markets, our continued diversification into the industrial lasers and sensors markets and other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities.

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

As of September 24, 2010 and June 25, 2010, we had outstanding foreign currency assets and liabilities in Thai baht and RMB as follows:

	September 24, 2010			June 25, 2010
	Currency	$	%	Currency	$	%
	(in thousands, except percentages)
Assets
Thai baht	224,181	7,290	35.0%	291,608	8,995	52.9%
RMB	90,763	13,547	65.0	50,723	7,993	47.1

		20,837	100.0%		16,988	100.0%

Liabilities
Thai baht	564,233	18,349	79.3%	560,494	17,289	85.4%
RMB	32,148	4,798	20.7	20,077	2,957	14.6

		23,147	100.0%		20,246	100.0%

The Thai baht assets represent cash and cash equivalents, accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of September 24, 2010, there was $7.0 million in selling forward contracts and $11.0 million in option contracts outstanding on the Thai baht payables. As of June 25, 2010, there was $12.0 million in selling forward contracts and $6.5 million in option contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of September 24, 2010 and June 25, 2010, there were no outstanding forward contracts in relation to the RMB.

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

Under the Exchange Rules, RMB is freely convertible into foreign currencies for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. However, conversion of RMB for capital account items, such as direct investments, loans, security investments and repatriation of investments, is still subject to the approval of SAFE.

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

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. While we did not receive any income tax incentive in our operations in Thailand for fiscal 2010, we started receiving a new tax incentive in July 2010 for a five-year period for income generated from new products manufactured at our Pinehurst Building 5. We do not currently qualify for any available tax incentives at our Fuzhou, PRC facility under the laws of the PRC.

Critical Accounting Policies and Use of Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities on the date of the consolidated financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include long-lived assets, allowance for doubtful accounts, inventory valuation, deferred income taxes and share-based compensation.

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 25, 2010. There were no material changes to our critical accounting policies during the three months ended September 24, 2010.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	Three Months Ended
	September 24, 2010	September 25, 2009
	(in thousands)
Revenues
Revenues	$173,740	$84,244
Revenues, related party	—	12,774

Total revenues	173,740	97,018
Cost of revenues	(151,964)	(86,058)

Gross profit	21,776	10,960
Selling, general and administrative expenses	(4,827)	(3,809)

Operating income	16,949	7,151
Interest income	98	111
Interest expense	(111)	(161)
Foreign exchange loss, net	(378)	(60)
Other income	4	—

Income before income taxes	16,562	7,041
Income tax	(1,357)	(855)

Net income	$15,205	$6,186

The following table sets forth a summary of our unaudited condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended
	September 24, 2010	September 25, 2009
Revenues
Revenues	100.0%	86.8%
Revenues, related party	—	13.2

Total revenues	100.0	100.0
Cost of revenues	(87.5)	(88.7)

Gross profit	12.5	11.3
Selling, general and administrative expenses	(2.8)	(3.9)

Operating income	9.7	7.4
Interest income	0.1	0.1
Interest expense	(0.1)	(0.2)
Foreign exchange loss, net	(0.2)	(0.1)
Other income	0.1	—

Income before income taxes	9.6	7.2
Income tax	(0.8)	(0.9)

Net income	8.8%	6.3%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended
	September 24, 2010	September 25, 2009
	(in thousands)
Optical communications	$138,422	$84,700
Lasers, sensors, and other	35,318	12,318

Total	$173,740	$97,018

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments are not accumulated.

Comparison of Three Months Ended September 24, 2010 to Three Months Ended September 25, 2009

Total revenues. Our total revenues increased by $76.7 million, or 79.1%, to $173.7 million for the three months ended September 24, 2010, as compared to $97.0 million for the three months ended September 25, 2009. This increase was the result of a $53.7 million increase in our revenues from optical communications products as a result of a recovery in demand for optical communications products following the recent global economic slowdown and a $23.0 million increase in our revenues from non-optical communications products, primarily reflecting the growth of our programs for industrial lasers and sensors customers. Revenues from optical communications products represented 79.7% of our total revenues for the three months ended September 24, 2010, as compared to 87.3% for the three months ended September 25, 2009.

Cost of revenues. Our cost of revenues increased by $65.9 million, or 76.6%, to $152.0 million, or 87.5% of total revenues, for the three months ended September 24, 2010, as compared to $86.1 million, or 88.7% of total revenues, for the three months ended September 25, 2009. The increase in absolute dollars was primarily due to higher volumes of inventory utilized in our productions during the three months ended September 24, 2010. Additionally, for the three months ended September 24, 2010, cost of revenues also included $0.2 million of obsolete inventory reserve and were reduced by $0.4 million of the reversal of certain long outstanding payables. Cost of revenues for the three months ended September 25, 2009 were reduced by $1.3 million primarily as a result of the recovery of the costs of obsolete inventory from customers and the reversal of certain long outstanding payables. Cost of revenues also included share-based compensation expense of $0.1 million for the three months ended September 24, 2010, as compared to $0.1 million for the three months ended September 25, 2009.

Gross profit. Our gross profit increased by $10.8 million, or 98.7%, to $21.8 million, or 12.5% of total revenues, for the three months ended September 24, 2010, as compared to $11.0 million, or 11.3% of total revenues, for the three months ended September 25, 2009.

SG&A expenses. Our SG&A expenses increased by $1.0 million, or 26.7%, to $4.8 million, or 2.8% of total revenues, for the three months ended September 24, 2010, as compared to $3.8 million, or 3.9% of total revenues, for the three months ended September 25, 2009. Our SG&A expenses increased in absolute dollars during the three months ended September 24, 2010 as compared to the three months ended September 25, 2009 due primarily to the recognition of public company costs during the three months ended September 24, 2010 and the recognition of accrued bonuses in connection with our Fiscal 2011 Executive Incentive Plan, which was adopted in October 2010. We also recorded stock-based compensation charges of $0.1 million for the three months ended September 24, 2010, as compared to $0.1 million for the three months ended September 25, 2009.

Operating income. Our operating income increased by $9.8 million to $16.9 million, or 9.7% of total revenues, for the three months ended September 24, 2010, as compared to $7.2 million, or 7.4% of total revenues, for the three months ended September 25, 2009.

Interest income. Our interest income decreased by $13,000 to $98,000, for the three months ended September 24, 2010, as compared to $111,000 for the three months ended September 25, 2009. The decrease was due to decreases in interest rates.

Interest expense. Our interest expense decreased by $50,000 to $111,000 for the three months ended September 24, 2010, as compared to $161,000 for the three months ended September 25, 2009. The decrease was due to decreases in our long-term loan interest rates and the repayment of $1.4 million of our long-term loans.

Income before income taxes. We recorded income before income tax expenses of $16.6 million for the three months ended September 24, 2010, as compared to $7.0 million for the three months ended September 25, 2009.

Provision for income tax. Our provision for income tax reflects an effective tax rate of 8.2% for the three months ended September 24, 2010, as compared to an effective tax rate of 12.1% for the three months ended September 25, 2009. The decrease in effective tax rate during the three months ended September 24, 2010 as compared to the three months ended September 25, 2009 was due to the income tax exemption from the Thailand Board of Investment for income generated from new products manufactured at our Pinehurst Building 5.

Net income. Our net income increased to $15.2 million, or 8.8% of total revenues, for the three months ended September 24, 2010, as compared to $6.2 million, or 6.3% of total revenues, for the three months ended September 25, 2009, an increase of $9.0 million, or 145.8%.

Liquidity and Capital Resources

Cash Flows and Working Capital

To date, we have primarily financed our operations through the sale of ordinary shares to investors in March 2000, the sale of our ordinary shares in our initial public offering in June 2010, cash flow from operations and commercial loans. As of September 24, 2010, we had approximately $101.1 million in cash and cash equivalents and approximately $19.0 million of outstanding debt. As of September 25, 2009, we had approximately $92.9 million in cash and cash equivalents and approximately $25.2 million of outstanding debt. The increase in our cash and cash equivalents was primarily due to proceeds from our initial public offering of $26.3 million in June 2010.

Our cash and cash equivalents primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less which are placed with banks and other financial institutions. For the three months ended September 24, 2010, the weighted average interest rate on our cash and cash equivalents was 0.5%.

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

We completed the construction of Pinehurst Building 5 in Thailand in May 2008, and in June 2010, we entered into an agreement to purchase land in Thailand for Pinehurst Building 6, which we expect to complete construction of by the first quarter of calendar year 2012. We believe that we will have sufficient manufacturing capacity in place until the completion of Building 6. We have two long-term loans that will come due within the next 14 months and one long-term loan that will come due within the next 53 months and anticipate that our internally generated working capital will be adequate to repay these obligations.

The following table shows our net cash (used in) provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods indicated:

	Three Months Ended
	September 24, 2010	September 25, 2009
	(unaudited)
Net cash (used in) provided by operating activities	$(1,903)	$11,560
Net cash used in investing activities	(7,314)	(978)
Net cash provided by (used in) financing activities	24,930	(32,585)
Net increase (decrease) in cash and cash equivalents	15,713	(22,003)
Cash and cash equivalents, beginning of period	84,942	114,845
Cash and cash equivalents, end of period	101,090	92,903

Operating Activities

Net cash used in operating activities increased by $13.5 million, or 116.5%, to $1.9 million for the three months ended September 24, 2010, as compared to net cash provided by operating activities of $11.6 million for the three months ended September 25, 2009. The decrease in net cash from operations for the three months ended September 24, 2010 was primarily due to an increase in accounts receivable and inventories to address increasing customer demand, partially offset by an increase in accounts payable.

Investing Activities

Net cash used in investing activities increased by $6.3 million to $7.3 million for the three months ended September 24, 2010, as compared to $1.0 million for the three months ended September 25, 2009. The increase in net cash used in investing activities was primarily related to additional payment for the purchase of land for Pinehurst Building 6 and new equipment purchases.

Financing Activities

Net cash provided by financing activities increased by $57.5 million to $24.9 million for the three months ended September 24, 2010, as compared to net cash used in financing activities of $32.6 million for the three months ended September 25, 2009. This increase in net cash provided by financing activities was primarily due to proceeds from our initial public offering of $26.3 million during the three months ended September 24, 2010, as compared to a dividend payment of $30.8 million to shareholders during the three months ended September 25, 2009.

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

Recent Accounting Pronouncements

See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents totaling $101.1 million and $84.9 million as of September 24, 2010 and June 25, 2010, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three months ended September 24, 2010 and the fiscal year ended June 25, 2010, our interest income would have decreased by approximately $20,000 and $70,000, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate, or SIBOR, plus an additional margin. If the SIBOR had increased by 100 basis points during the three months ended September 24, 2010 and the fiscal year ended June 25, 2010, our interest expense would have increased by approximately $47,000 and $0.2 million, respectively, assuming consistent borrowing levels.

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

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to three months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign currency losses of $0.4 million during the three months ended September 24, 2010 and foreign currency losses of $60,000 during the three months ended September 25, 2009. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB as of September 24, 2010 and June 25, 2010 would have resulted in a decrease in our net dollar position of approximately $0.3 million and $0.4 million, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of September 24, 2010, our cash and cash equivalents were held in financial instruments of a small number of banks and other financial institutions having credit ratings of A minus or above. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control Over Financial Reporting

This Quarterly Report on Form 10-Q does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm, on the Company’s internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. There are currently no material claims or actions pending or threatened against us.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our common stock could decline, and you may lose some or all of your investment.

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

We have depended, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our total revenues. During the three months ended September 24, 2010 and September 25, 2009, we had four customers and five customers, respectively, that each contributed 10% or more of our total revenues, and such customers together accounted for 57% and 72%, respectively, of our total revenues during the periods. Dependence on a limited number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers could have an adverse effect on our revenues. Further, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues. Certain of our customers have gone out of business, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers.

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

Our quarterly revenues, gross profit margins, and operating results have fluctuated significantly and may continue to fluctuate significantly in the future. For example, between our quarter ended September 26, 2008 and our quarter ended September 25, 2009, our total revenues declined from $145.9 million to $97.0 million and then increased to $173.7 million for the quarter ended September 24, 2010. Our gross profit margins and operating results experienced similar fluctuations during those periods. Therefore, we believe that quarter-to-quarter comparisons of our operating results may not be useful in predicting our future operating results. You should not rely on our results for one quarter as any indication of our future performance. Quarterly variations in our operations could result in significant volatility in the market price of our ordinary shares.

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

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared to the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. For example, from September 28, 2007 to September 24, 2010, the U.S. dollar lost approximately 10.2% of its value against the Thai baht. We cannot guarantee that the depreciation of the U.S. dollar against the Thai baht will not continue. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts of one to three month durations, leaving us exposed to longer term changes in exchange rates.

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

Beginning in July 2005, the official exchange rate for the conversion of RMB into U.S. dollars was revalued and permitted to fluctuate within a band against a basket of foreign currencies. As a result, as of September 24, 2010, the U.S. dollar had depreciated approximately 10.7% against the RMB since September 28, 2007. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill to location of customers outside of North America accounted for 57.1% and 44.8% of our total revenues for the three months ended September 24, 2010 and the three months ended September 25, 2009, respectively. We expect that total revenues from the bill to location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

We most recently expanded our manufacturing capacity at our Thailand facilities in May 2008 with the completion of Pinehurst Building 5 and intend to further expand our manufacturing capacity in the future, such as our planned construction of Pinehurst Building 6 in Thailand during the remainder of calendar years 2010 and 2011. We must continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. We were formed in the Cayman Islands and we maintain manufacturing operations in Thailand, the PRC and the U.S. Any of these jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Preferential tax treatment from the Thai government is currently available to us for a period of five years from July 2010, which will be contingent on, among other things, the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations. We cannot guarantee that such preferential tax treatment will continue. Our PRC subsidiary does not qualify for any such tax incentives, and we do not anticipate that it will qualify for any tax incentives in the future. There is also a risk that Thailand or another jurisdiction in which we operate may treat our Cayman Islands parent as having a permanent establishment in such jurisdiction and subject its income to tax. If we become subject to additional taxes in any jurisdiction or if any jurisdiction begins to treat our Cayman Islands parent as having a permanent establishment, such tax treatment could materially and adversely affect our business, financial condition and operating results.

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

Our revenues, expenses and results of operations have fluctuated in the past and are likely to do so in the future from quarter to quarter and year to year due to the risk factors described in this section and elsewhere in this Quarterly Report on Form 10-Q. In addition to market and industry factors, the price and trading volume of our ordinary shares may fluctuate in response to a number of events and factors relating to us, our competitors, our customers and the markets we serve, many of which are beyond our control. Factors such as variations in our total revenues, earnings and cash flow, announcements of new investments or acquisitions, changes in our pricing practices or those of our competitors, commencement or outcome of litigation, sales of ordinary shares by us or our principal shareholders, fluctuations in market prices for our services and general market conditions could cause the market price of our ordinary shares to change substantially. Any of these factors may result in large and sudden changes in the volume and price at which our ordinary shares trade. Among other things, volatility and weakness in our stock price could mean that investors may not be able to sell their shares at or above the prices they paid. Volatility and weakness could also impair our ability in the future to offer our ordinary shares or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

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

As of September 24, 2010, our existing shareholders Asia Pacific Growth Fund III, L.P., an affiliate of H&Q Asia Pacific, and Mr. Mitchell, our chief executive officer, president and chairman of the board of directors, beneficially owned approximately 45.4% and 14.4%, respectively, of our outstanding ordinary shares and have two representatives on our board of directors. Accordingly, they have had, and will continue to have, significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have the power to prevent or cause a change in control. The interests of these shareholders may differ from the interests of our other shareholders.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

The following is a summary of our issuances or sales of securities during the three months ended September 24, 2010 that were not registered under the Securities Act.

We sold and issued to our employees an aggregate of 12,900 ordinary shares pursuant to option exercises under our Amended and Restated 1999 Share Option Plan at exercise prices ranging from $1.50 to $5.75 per ordinary share for an aggregate purchase price of $27,675.

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

We anticipate that we will use the net proceeds from the initial public offering for general corporate purposes, including working capital, the construction of Pinehurst Building 6, capital expenditures and potential acquisitions of complementary businesses, technologies or other assets. We do not currently have any agreements or understandings to make any material acquisitions of, or investments in, other businesses. Pending use of the net proceeds as described above, we have invested our net proceeds in short-term, interest-bearing debt instruments or bank deposits. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus dated June 24, 2010 filed by us with the SEC pursuant to Rule 424(b).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2010.

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