Form 10-Q
period 2010-12-24
Fabrinet
filed 2011-02-02
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 24, 2010

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

As of January 28, 2011, the registrant had 33,790,325 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED DECEMBER 24, 2010

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	December 24, 2010	June 25, 2010
Assets
Current assets
Cash and cash equivalents	$102,063	$84,942
Receivable from initial public offering	—	26,319
Trade accounts receivable, net	123,479	101,514
Inventories, net	106,674	98,146
Investment in leases	7	12
Deferred income taxes	795	696
Deposit for land purchase	—	2,162
Prepaid expenses and other current assets	2,052	2,535

Total current assets	335,070	316,326

Non-current assets
Property, plant and equipment, net	68,943	57,651
Intangibles, net	976	1,220
Investment in leases	1,861	20
Deferred income taxes	1,847	1,626
Deposits and other non-current assets	630	582

Total non-current assets	74,257	61,099

Total assets	$409,327	$377,425

Liabilities and Shareholders’ Equity
Current liabilities
Long-term loans from banks, current portion	$5,468	$6,008
Trade accounts payable	100,812	102,977
Income tax payable	3,652	2,521
Accrued payroll, profit sharing and related expenses	6,423	3,895
Accrued expenses	4,361	3,567
Other payables	6,091	5,935

Total current liabilities	126,807	124,903

Non-current liabilities
Long-term loans from banks, non-current portion	11,913	14,377
Severance liabilities	4,067	3,456
Other non-current liabilities	1,887	2,526

Total non-current liabilities	17,867	20,359

Total liabilities	144,674	145,262

Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of December 24, 2010 and June 25, 2010)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 33,790,325 shares and 33,751,730 shares issued and outstanding as of December 24, 2010 and June 25, 2010, respectively)	338	337
Additional paid-in capital	56,264	54,786
Retained earnings	208,051	177,040

Total shareholders’ equity	264,653	232,163

Total Liabilities and Shareholders’ equity	$409,327	$377,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share data)	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Revenues:
Revenues	$184,631	$97,893	$358,371	$182,137
Revenues, related party	—	16,500	—	29,274

Total revenues	184,631	114,393	358,371	211,411

Cost of revenues	(160,968)	(99,520)	(312,932)	(185,578)

Gross profit	23,663	14,873	45,439	25,833
Selling, general and administrative expenses	(5,951)	(3,800)	(10,778)	(7,609)

Operating income	17,712	11,073	34,661	18,224
Interest income	114	81	212	192
Interest expense	(90)	(128)	(201)	(289)
Foreign exchange loss, net	(670)	26	(1,048)	(34)
Other income	11	—	15	—

Income before income taxes	17,077	11,052	33,639	18,093
Income taxes	(1,271)	—	(2,628)	(855)

Net income	$15,806	$11,052	$31,011	$17,238

Earnings per share
Basic	$0.47	$0.36	$0. 92	$0.56
Diluted	0.46	0.35	0. 90	0.55
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	33,768	30,856	33,765	30,782
Diluted	34,450	31,387	34,401	31,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)	Six Months Ended
	December 24, 2010	December 25, 2009
Cash flows from operating activities
Net income for the period	$31,011	$17,238
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and impairment losses	4,249	3,788
Amortization of intangibles	253	247
Gain on disposal of property, plant and equipment	(31)	(2)
Allowance for doubtful accounts and warranties	62	9
Unrealized gain on exchange rate and fair value of derivative	(226)	(97)
Share-based compensation	1,420	310
Deferred income tax	(320)	82
Provision for uncertain tax position and severance liabilities, net of payments	(48)	(279)
Inventory obsolescence	(27)	(1,311)
Changes in operating assets and liabilities
Trade accounts receivable	(21,991)	(22,366)
Trade accounts receivable, related parties	—	2,782
Inventories	(8,501)	(14,387)
Other current assets and non-current assets	475	(1,172)
Trade accounts payable	(2,165)	27,253
Trade accounts payable, related parties	—	981
Income tax payable	1,131	642
Other current liabilities and non-current liabilities	1,068	1,946

Net cash provided by operating activities	6,360	15,664

Cash flows from investing activities
Purchase of property, plant and equipment	(11,801)	(1,568)
Purchase of intangibles	(9)	(26)
Purchase of assets for lease under direct financing leases	(1,574)	(3)
Proceeds from direct financing leases	14	16
Proceeds from disposals of property, plant and equipment	111	18
Funding of restricted cash	—	(1,408)

Net cash used in investing activities	(13,259)	(2,971)

Cash flows from financing activities
Repayments of long-term loans from banks	(3,004)	(4,291)
Proceeds from initial public offering, net	26,319	—
Proceeds from issue of ordinary shares under the Amended and Restated 1999 Share Option Plan	59	377
Payment of dividends to shareholders	—	(30,849)

Net cash provided by (used in) financing activities	23,374	(34,763)

Net increase (decrease) in cash and cash equivalents	16,475	(22,070)

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	84,942	114,845
Increase (decrease) in cash and cash equivalents	16,475	(22,070)
Effect of exchange rate on cash and cash equivalents	646	114

Cash and cash equivalents at end of period	$102,063	$92,889

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

The Company has the following direct and indirect subsidiaries:

•	Fabrinet Co., Ltd., (“Fabrinet Thailand”) incorporated in Thailand on September 27, 1999;

•	Fabrinet USA, Inc., incorporated in the U.S. in the State of California on October 12, 1999;

•	FBN New Jersey Manufacturing, Inc., incorporated in the U.S. in the State of Delaware on May 11, 2005;

•	Fabrinet China Holdings, incorporated in Mauritius, and CASIX Inc., incorporated in the People’s Republic of China, were both acquired on May 29, 2005;

•	Fabrinet Pte. Ltd., incorporated in Singapore on November 14, 2007; and

•	Fabrinet AB, incorporated in Sweden on September 29, 2010.

Asia Pacific Growth Fund III, L.P. held 44.4% and 46.1% of the Company’s share capital (fully diluted) as of December 24, 2010 and June 25, 2010, respectively.

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

2. Accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements of Fabrinet included herein have been prepared on a basis consistent with the June 25, 2010 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited condensed consolidated financial statements should be read in conjunction with the June 25, 2010 audited consolidated financial statements and notes thereto. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Fabrinet’s results of operations for the three and six months ended December 24, 2010 and December 25, 2009 are not necessarily indicative of future operating results.

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

Fiscal years

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three and six months ended December 24, 2010 consisted of 13 weeks and 26 weeks, respectively. The three and six months ended December 25, 2009 consisted of 13 weeks and 26 weeks, respectively. Fiscal year 2011 will be comprised of 52 weeks and will end on June 24, 2011.

Concentration of credit risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

As of December 24, 2010, the Group’s cash and cash equivalents were held in financial instruments of banks with credit ratings of A minus or above. The Group had five customers that each contributed to 10% or more of its total accounts receivable as of December 24, 2010 and June 25, 2010, respectively.

Accounts receivable include amounts due from companies which are monitored by the Group for credit worthiness. Management has implemented a program to closely monitor near term cash collection and credit exposures. As of December 24, 2010, the Group identified receivables of approximately $14,016 and inventory of approximately $9,846 relating to a significant customer representing approximately 7% of total revenues for the six months ended December 24, 2010 that may be adversely affected. Management continues to monitor the Company’s exposures in collaboration with the customer and believes no material loss will be incurred. Accordingly, no allowance for doubtful accounts or inventory write-off related to this customer has been recorded. The loss of this or any other significant customer may have a significant adverse effect on the financial results.

Recent accounting pronouncements

In December 2010, the FASB issued the Accounting Standards Update No. 2010-29 – Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information of Business Combinations (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will adopt this guidance in the first quarter of fiscal year 2012, and is currently evaluating the impact, if any, the guidance will have on its consolidated financial statements.

In July 2010, the FASB issued the Accounting Standards Update No. 2010-20 - Receivables (Topic 310) –Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The amendments in this Update enhance disclosures about the credit quality of financing receivables and the allowance for credit losses. As noted above, existing disclosure guidance is amended to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. In addition, the amendments in this Update require an entity to disclose credit quality indicators, past due information, and modifications of its financing receivables. These improvements will help financial statement users assess an entity’s credit risk exposures and its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company adopted this guidance in the quarter ended December 24, 2010, and there was no material impact on its consolidated financial statements.

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

	Three Months Ended
	December 24, 2010	December 25, 2009
Net income attributable to shareholders	$15,806	$11,052
Weighted average number of ordinary shares outstanding (thousands of shares)	33,768	30,856
Basic earnings per ordinary share (in dollars)	$0.47	$0.36

	Six Months Ended
	December 24, 2010	December 25, 2009
Net income attributable to shareholders	$31,011	$17,238
Weighted average number of ordinary shares outstanding (thousands of shares)	33,765	30,782
Basic earnings per ordinary share (in dollars)	$0.92	$0.56

Diluted earnings per ordinary share is calculated as follows:

	Three Months Ended
	December 24, 2010	December 25, 2009
Net income used to determine diluted earnings per ordinary share	$15,806	$11,052
Weighted average number of ordinary shares outstanding (thousands of shares)	33,768	30,856
Adjustment for incremental shares arising from the assumed exercise of share options (thousands of shares)	682	531

Weighted average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	34,450	31,387

Diluted earnings per ordinary share (in dollars)	$0.46	$0.35

	Six Months Ended
	December 24, 2010	December 25, 2009
Net income used to determine diluted earnings per ordinary share	$31,011	$17,238
Weighted average number of ordinary shares outstanding (thousands of shares)	33,765	30,782
Adjustment for incremental shares arising from the assumed exercise of share options (thousands of shares)	636	546

Weighted average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	34,401	31,328

Diluted earnings per ordinary share (in dollars)	$0.90	$0.55

4. Fair Value

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The following table sets forth the Company’s applicable liabilities measured at fair value on a recurring basis as of December 24, 2010:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Liabilities
Derivative liabilities	—	411	—	411

Total liabilities measured at fair value	$—	$411	$—	$411

The above derivative liabilities are classified in accrued expenses on the consolidated balance sheet.

The following table sets forth the Company’s applicable assets measured at fair value on a recurring basis as of June 25, 2010:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Derivative assets	—	42	—	42

Total assets measured at fair value	$—	$42	$—	$42

The above derivative assets are classified in other current assets on the consolidated balance sheet.

5. Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts for the six months ended December 24, 2010 and December 25, 2009 are as follows:

	Balance at beginning of period	Charged to Expenses for the six months	Balance at end of period
Period ended December 24, 2010	$41	$26	$67
Period ended December 25, 2009	$16	$9	$25

6. Inventories

	December 24,	June 25,
	2010	2010
Raw materials	$45,125	$44,075
Work in progress	45,456	38,458
Finished goods	9,584	6,637
Goods in transit	8,669	11,163

	108,834	100,333
Less Inventory obsolescence	(2,160)	(2,187)

Inventories, net	$106,674	$98,146

7. Intangibles

The following tables present details of the Group’s intangibles:

	December 24, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,432	$(2,456)	$976

Total intangibles	$3,432	$(2,456)	$976

	June 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,433	$(2,213)	$1,220

Total intangibles	$3,433	$(2,213)	$1,220

The Group recorded amortization expense relating to intangibles of $123, $121for the three months ended December 24, 2010 and December 25, 2009, respectively, and $253 and $247 for the six months ended December 24, 2010 and December 25, 2009, respectively.

Based on the carrying amount of intangibles as of December 24, 2010, and assuming no future impairment of the underlying assets, the estimated future amortization at each fiscal year ended June is as follows:

2011	$238
2012	376
2013	214
2014	88
2015	60

Total amortization	$976

8. Borrowings

	December 24,	June 25,
	2010	2010
Long-term loans from banks consisted of:
Current portion	$5,468	$6,008
Non-current portion	11,913	14,377

Total borrowings	$17,381	$20,385

At December 24, 2010 and June 25, 2010, the Group had outstanding borrowings under long-term loan agreements with banks totaling $17,381 and $20,385, respectively, which consisted of:

Contract No.	Amount		Interest rate per annum (%)	Conditions	Repayment term
	December 24, 2010	June 25, 2010
1	$15,581	$17,415	SIBOR + 1.5% per annum	Repayable commencing from May 2009 in quarterly installments within 8 years	May 2009 - February 2015

2	1,300	1,970	SIBOR + 1.5% per annum	Repayable in semi-annual installments within 7 years	June 2005 - November 2011

3	500	1,000	SIBOR + 1.5% per annum	Repayable in semi-annual installments within 7 years	April 2004 - February 2011

Total	$17,381	$20,385

Certain of the long-term loans are secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral was $35,747 and $36,592 as of December 24, 2010 and June 25, 2010, respectively. The carrying amounts of borrowings approximate their fair value.

Certain of the long-term loans prescribe maximum ratios of debt to equity and minimum levels of debt service coverage ratios. As of December 24, 2010 and June 25, 2010, the Group was in compliance with its long-term loan agreements. In addition to financial ratios, certain of the Group’s packing credits and long-term loans include customary events of default.

The movements of long-term loans were as follows for the six months ended December 24, 2010 and December 25, 2009:

	Six Months Ended
	December 24,	December 25,
	2010	2009
Opening net book amount	$20,385	$27,318
Additional loans during the period	—	—
Repayment during the period	(3,004)	(4,291)

Closing net book amount	$17,381	$23,027

As of December 24, 2010, future maturities of long-term debt are as follows at each fiscal year ended June:

2011	$3,004
2012	4,298
2013	3,668
2014	3,668
2015	2,743

Total	$17,381

Credit facilities:

Undrawn available credit facilities at December 24, 2010 and June 25, 2010 totaled:

	December 24,	June 25,
	2010	2010
Bank borrowings:
Short-term loans	$50,535	$50,144
Long-term loans	—	—

9. Income tax

The Group implemented FASB ASC Topic 740, Income Taxes (“FASB ASC 740”). As of December 24, 2010, the liability for uncertain tax positions including accrued interest and penalties decreased to $1,602 (June 25, 2010: $2,261). The Group does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months.

The Group files several income tax returns in the U.S. and foreign tax jurisdictions. The tax years from 2007 to 2010 remain open to examination by U.S. and state tax authorities, and the tax years from 2005 to 2010 remain open to examination by the foreign tax authorities. Provisions for uncertain tax positions amounting to $922 and $1,024 were reversed during the six months ended December 24, 2010 and December 25, 2009, respectively.

The Group’s income tax is recognized based on the best estimate of the expected annual income tax rate for the full financial year of each entity in the Group. The effective tax rate for the Group for the three months ended December 24, 2010 and December 25, 2009 and the six months ended December 24, 2010 and December 25, 2009 was 7%, 0%, 8% and 5% of net income, respectively.

10. Share-based compensation

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

The effect of recording share-based compensation expense for the three months and six months ended December 24, 2010 and December 25, 2009 was as follows:

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Share-based compensation expense by type of award:
Share options	$1,013	$180	$1,178	$310
Restricted shares	$179	—	$242	—

Total share-based compensation expense	$1,192	$180	$1,420	$310

Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$1,192	$180	$1,420	$310

Share-based compensation expense was recorded in the condensed consolidated statements of operations as follows: cost of revenues of $386, $83, $478 and $148 for the three months ended December 24, 2010 and December 25, 2009 and the six months ended December 24, 2010 and December 25, 2009, respectively, and SG&A expenses of $806, $97, $942 and $162 for the three months ended December 24, 2010 and December 25, 2009 and the six months ended December 24, 2010 and December 25, 2009, respectively. The Group did not capitalize any share-based compensation expense as part of any assets during the three months and six months ended December 24, 2010 and December 25, 2009.

Share-based award activity

Share options have been granted to directors and employees. As of December 24, 2010, there were 828,405 share options outstanding under the Amended and Restated 1999 Share Option Plan (the “1999 Plan”), and no more option grants may be made under the 1999 Plan.

On March 12, 2010, the Company’s shareholders adopted the 2010 Performance Incentive Plan (the “2010 Plan”), and on December 20, 2010, the Company’s shareholders adopted an amendment to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan. A total of 2,000,000 ordinary shares are authorized for issuance under the 2010 Plan, plus any shares subject to share options under the 1999 Plan outstanding as of June 24, 2010, the date the registration statement for the Company’s initial public offering was declared effective, that expire, are canceled or terminate after the effective date of such registration statement.

As of December 24, 2010, Fabrinet had 1,040,282 ordinary shares available for future award grants to employees and directors under the 2010 Plan.

Share options

The Company’s board of directors has the authority to determine the type of option and the number of shares subject to an option. Options generally vest and become exercisable over four years and expire, if not exercised, within 7 years of the grant date. In the case of a grantee’s first grant, 25 percent of the underlying shares subject to an option vest 12 months after the grant date and 1/48 of the underlying shares vest monthly over each of the subsequent 36 months. In the case of any additional grants to a grantee, 1/48 of the underlying shares subject to an option vest each month for four years, commencing one month after the grant date.

The following summarizes share option activities under the 1999 Plan:

	Number of shares underlying options		Weighted-average exercise price per share
	Six Months Ended		Six Months Ended
	December 24,	December 25,	December 24,	December 25,
	2010	2009	2010	2009
Shares underlying options outstanding at beginning of the period	858,005	1,023,592	$3.66	$2.77
Granted	—	147,700	—	5.75
Exercised	(21,075)	(221,087)	2.74	1.71
Forfeited	(2,625)	(9,323)	5.00	5.32
Expired	(5,900)	(27,277)	2.78	2.44

Shares underlying options outstanding at end of the period	828,405	913,605	3.69	3.49

Shares underlying options exercisable at end of the period	640,860	591,433	$3.14	$2.64

The following summarizes information for share options outstanding as of December 24, 2010 under the 1999 Plan:

Number of shares underlying options	Exercise price	Weighted average remaining contractual life (years)
26,800	$1.50	0.24
178,400	1.75	1.17
34,125	2.00	1.73
26,725	2.25	2.21
16,288	2.75	2.52
44,500	3.00	2.99
169,442	3.50	3.02
3,600	4.00	3.41
24,000	4.25	3.68
25,700	4.75	3.93
26,125	5.00	4.14
15,800	5.25	4.37
54,000	5.50	4.68
174,500	5.75	5.82
8,400	6.25	6.37

828,405

As of December 24, 2010, $366 of estimated share-based compensation expense related to share options under the 1999 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 2.42 years.

The following summarizes share option activities under the 2010 Plan:

	Number of shares underlying options		Weighted-average exercise price per share
	Six Months Ended		Six Months Ended
	December 24,	December 25,	December 24,	December 25,
	2010	2009	2010	2009
Shares underlying options outstanding at beginning of the period	—	—	$—	$—
Granted	927,223	—	16.64	—
Exercised	—	—	—	—
Forfeited	(2,400)	—	16.83	—
Expired	—	—	—	—

Shares underlying options outstanding at end of the period	924,823	—	16.64	—

Shares underlying options exercisable at end of the period	33,722	—	$16.83	$—

The following summarizes information for share options outstanding as of December 24, 2010 under the 2010 Plan:

Number of shares underlying options	Exercise price	Weighted average remaining contractual life (years)
40,000	$13.77	6.67
854,823	$16.83	6.81
30,000	$15.05	6.87

924,823

As of December 24, 2010, $3,733 of estimated share-based compensation expense related to share options under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 3.80 years.

Restricted shares

Restricted shares are one type of share-based awards that can be granted under the 2010 Plan. Restricted shares granted to non-employee directors generally cliff vest 100% on the last business day prior to the Company’s next annual shareholder meeting, which is typically approximately 1 year from the date of grant. Non-vested restricted shares do not have voting rights or dividend rights.

The following summarizes restricted share activities under the 2010 Plan:

	Number of shares underlying options		Weighted-average grant date fair value per share
	Six Months Ended		Six Months Ended
	December 24,	December 25,	December 24,	December 25,
	2010	2009	2010	2009
Non-vested balance at beginning of the period	—	—	$—	$—
Granted	43,420	—	18.47	—
Issued	(17,520)	—	13.82	—
Forfeited	—	—	—	—

Non-vested balance at end of the period	25,900	—	$21.62	$—

As of December 24, 2010, $472 of estimated share-based compensation expense related to restricted shares under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 0.96 years.

11. Shareholders’ equity

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

For the six months ended December 24, 2010, the Company issued 21,075 ordinary shares upon exercise of options at a weighted average exercise price of $2.74 per share and issued 17,520 ordinary shares upon 100% cliff vesting of restricted shares. All such issued shares are fully paid.

For the six months ended December 25, 2009, the Company issued 221,087 ordinary shares upon exercise of options at a weighted average exercise price of $1.71 per share. All such issued shares are fully paid.

12. Dividend payment

At the meeting of the Company’s board of directors held on August 20, 2009, the board declared a cash dividend of $1.00 per share to be paid to all shareholders on the Company’s register as of August 28, 2009. The dividend of approximately $30,849 in the aggregate was paid out on September 1, 2009.

13. Related party transactions and balances

JDS Uniphase Corporation, a customer of Fabrinet, held 0% and 1.1% of the Company’s share capital (fully diluted) as of December 24, 2010 and June 25, 2010, respectively. A representative from JDS Uniphase Corporation served as a director of Fabrinet until August 2007. JDS Uniphase Corporation participated in the Company’s initial public offering as a selling shareholder and sold 1,606,850 ordinary shares as of June 25, 2010, which reduced its share ownership to 1.1% (fully diluted) as of such date. Therefore, JDS Uniphase Corporation ceased to be considered a related party as of such date. On July 6, 2010, JDS Uniphase Corporation sold all of its remaining 393,150 ordinary shares pursuant to the underwriters’ option to purchase additional shares.

Asia Pacific Growth Fund III, L.P. held 44.4% and 46.1% of the Company’s share capital (fully diluted) as of December 24, 2010 and June 25, 2010, respectively. Currently, the Group has no commercial transactions with Asia Pacific Growth Fund III, L.P.

The following transactions were carried out with a related party:

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Revenues
Sales of goods:
JDS Uniphase Corporation	$—	$16,500	$—	$29,274

	$—	$16,500	$—	$29,274

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Cost of revenues
Purchases of goods:
JDS Uniphase Corporation	$—	$4,894	$—	$10,087

	$—	$4,894	$—	$10,087

14. Commitments and contingencies

Bank guarantees

At December 24, 2010 and June 25, 2010, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $697 and $648, respectively.

Operating lease commitments

The Group leases a portion of its capital equipment, and certain land and buildings for its facilities in Thailand, China and New Jersey, under operating lease arrangements that expire in various years through 2014. Rental expense under these operating leases amounted to $945 and $888 for the six months ended December 24, 2010 and December 25, 2009, respectively.

As of December 24, 2010, the future minimum lease payments due under non-cancelable leases were as follows at each fiscal year ended June:

2011	$938
2012	1,878
2013	1,878
2014	1,109
2015	56
Thereafter	14

Total minimum operating lease payments	$5,873

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

As of December 24, 2010, there was an outstanding commitment to third parties relating to the development of a new factory site, Pinehurst Building 6, of $750.

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

15. Business segments and geographic information

The Group evaluates its reportable segments in accordance with FASB ASC Topic 280, Segment Reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Group’s chief operating decision maker is Fabrinet’s board of directors. As of December 24, 2010, the Group operated and internally managed a single operating segment. Accordingly, the Group does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

The Group operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended
	December 24, 2010	December 25, 2009
North America	$78,760	$63,701
Asia-Pacific	73,405	46,046
Europe	32,466	4,646

	$184,631	$114,393

	Six Months Ended
	December 24, 2010	December 25, 2009
North America	$153,343	$117,288
Asia-Pacific	140,326	85,780
Europe	64,702	8,343

	$358,371	$211,411

Total revenues are attributed to a particular geographic area based on the bill-to location of the customer. The Group has approximately $121 of long-lived assets based in North America, with the substantial remainder of assets based in the Asia region.

16. Subsequent events

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

Overview

We provide precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (OEMs) of complex products such as optical communication components, modules and sub-systems, industrial lasers and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, final assembly and test. We focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix”. Based on our experience with, and feedback from, customers, we believe we are a global leader in providing these services to the optical communications market.

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

We have been consistently profitable since our inception, achieving 44 consecutive quarters of profitable operations.

Revenues

Our total revenues increased by $70.2 million, or 61.4%, to $184.6 million for the three months ended December 24, 2010, as compared to $114.4 million for the three months ended December 25, 2009. Our total revenues increased by $147.0 million, or 69.5%, to $358.4 million for the six months ended December 24, 2010, as compared to $211.4 million for the six months ended December 25, 2009. We generated substantially all of our total revenues during the three and six months ended December 24, 2010 from the optical communications, industrial lasers and sensors markets. Since fiscal 2008, our revenues from products for markets other than the optical communications market have increased substantially. Our revenues from lasers, sensors and other markets as a percentage of total revenues have increased from 18.0% for the three months ended December 25, 2009, to 19.3% for the three months ended December 24, 2010, and from 15.6% for the six months ended December 25, 2009, to 19.8% for the six months ended December 24, 2010. We expect that industrial lasers and sensors will represent an increasing portion of our revenues in the future. Because our share of the available business in the industrial lasers and sensors end-markets is presently small, we hope to grow our business in those end-markets in excess of industry growth forecasts.

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

Revenues, Related Party

Revenues, related party, represents revenues from our manufacturing of optical communications products for JDS Uniphase Corporation (or JDSU), a classification required by Rule 4-08(k) of Regulation S-X under the Securities Act. JDSU is classified as a related party for the six months ended December 25, 2009 because it held 6.4% of our share capital on a fully diluted basis as of December 25, 2009. In fiscal 2010, JDSU participated in our initial public offering as a selling shareholder and sold 1,606,850 ordinary shares, which reduced its share ownership to 1.1% (fully diluted) as of June 25, 2010. Therefore, JDSU was no longer classified as a related party as of June 25, 2010. On July 6, 2010, JDSU sold all of its remaining 393,150 ordinary shares pursuant to the underwriters’ option to purchase additional shares.

Revenues by Geography

We generate revenues from three geographic regions: North America, Asia-Pacific and Europe. Revenues are attributed to a particular geographic area based on the bill-to location of our customers, notwithstanding that our customers may ultimately ship their products to end customers in a different geographic region. Virtually all of our revenues are derived from our manufacturing facilities in Asia-Pacific.

The percentage of our revenues generated from the bill-to location outside of North America has increased from 44.5% in the six months ended December 25, 2009 to 57.2% in the six months ended December 24, 2010, primarily as a result of increasing sales in Asia-Pacific and Europe. We expect that an increasing portion of our revenues will come from the bill-to location outside of North America in the future.

The following table presents total revenues, by percentage, by geographic regions:

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
North America	42.7%	55.7%	42.8%	55.5%
Asia-Pacific	39.8	40.3	39.2	40.6
Europe	17.5	4.0	18.0	3.9

	100.0%	100.0%	100.0%	100.0%

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

We previously maintained an Employee Profit Sharing Plan, under which we allocated ten percent of our adjusted pre-tax profits to be distributed quarterly to our employees. A portion of the Employee Profit Sharing Plan was allocated to the Executive Bonus Plan and made available for our executive officers and senior management, collectively known as our senior staff. The remainder of the Employee Profit Sharing Plan was distributed to our employees as direct profit sharing and merit-based bonus compensation. The Employee Profit Sharing Plan was eliminated during the three months ended March 27, 2009. During the three and six months ended December 24, 2010, merit-based bonus awards were available to our non-senior staff and approximately $0.4 million and $0.8 million attributable to such awards was accrued during the respective periods.

Share-based compensation expense included in cost of revenues was $0.4 million and $0.1 million for the three months ended December 24, 2010 and December 25, 2009, respectively, and $0.5 million and $0.1 million for the six months ended December 24, 2010 and December 25, 2009, respectively.

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

No charge was included in SG&A expenses for profit sharing distributions to senior staff during the three and six months ended December 25, 2009. During the three and six months ended December 24, 2010, performance-based bonus awards of $0.7 million and $1.1 million, respectively, were accrued.

Share-based compensation expense included in SG&A expenses was $0.8 million and $0.1 million for the three months ended December 24, 2010 and December 25, 2009, respectively, and $1.0 million and $0.2 million for the six months ended December 24, 2010 and December 25, 2009, respectively.

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

As of December 24, 2010 and June 25, 2010, we had outstanding foreign currency assets and liabilities in Thai baht and RMB as follows:

	December 24, 2010			June 25, 2010
	Currency	$	%	Currency	$	%
	(in thousands, except percentages)
Assets
Thai baht	457,536	15,165	51.3%	291,608	8,995	52.9%
RMB	95,469	14,384	48.7	50,723	7,993	47.1

		29,549	100.0%		16,988	100.0%

Liabilities
Thai baht	529,030	17,535	74.6%	560,494	17,289	85.4%
RMB	39,654	5,975	25.4	20,077	2,957	14.6

		23,510	100.0%		20,246	100.0%

The Thai baht assets represent cash and cash equivalents, accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of December 24, 2010, there was $33.5 million in selling forward contracts and $6.0 million in option contracts outstanding on the Thai baht payables. As of June 25, 2010, there was $12.0 million in selling forward contracts and $6.5 million in option contracts outstanding on the Thai baht payables. Unrealized losses from fair market value of derivatives at December 24, 2010 amounted to $0.4 million.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of December 24, 2010 and June 25, 2010, there was $5.0 million and $0 million, respectively, in selling RMB to U.S. dollar forward contracts.

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

Critical Accounting Policies and Use of Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities on the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. The accounting policies that reflect our more significant estimates and judgments and which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include long-lived assets, allowance for doubtful accounts, inventory valuation, deferred income taxes and share-based compensation.

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 25, 2010. There were no material changes to our critical accounting policies during the three and six months ended December 24, 2010.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
	(in thousands)
Revenues
Revenues	$184,631	$97,893	$358,371	$182,137
Revenues, related party	—	16,500	—	29,274

Total revenues	184,631	114,393	358,371	211,411
Cost of revenues	(160,968)	(99,520)	(312,932)	(185,578)

Gross profit	23,663	14,873	45,439	25,833
Selling, general and administrative expenses	(5,951)	(3,800)	(10,778)	(7,609)

Operating income	17,712	11,073	34,661	18,224
Interest income	114	81	212	192
Interest expense	(90)	(128)	(201)	(289)
Foreign exchange loss, net	(670)	26	(1,048)	(34)
Other income	11	—	15	—

Income before income taxes	17,077	11,052	33,639	18,093
Income tax	(1,271)	—	(2,628)	(855)

Net income	$15,806	$11,052	$31,011	$17,238

The following table sets forth a summary of our unaudited condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
Revenues
Revenues	100.0%	85.6%	100.0%	86.2%
Revenues, related party	—	14.4	—	13.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	(87.2)	(87.0)	(87.3)	(87.8)

Gross profit	12.8	13.0	12.7	12.2
Selling, general and administrative expenses	(3.2)	(3.3)	(3.0)	(3.6)

Operating income	9.6	9.7	9.7	8.6
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Foreign exchange loss, net	(0.4)	—	(0.3)	—
Other income	0.1	—	—	—

Income before income taxes	9.3	9.7	9.4	8.6
Income tax	(0.7)	—	(0.7)	(0.4)

Net income	8.6%	9.7%	8.7%	8.2%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Six Months Ended
	December 24, 2010	December 25, 2009	December 24, 2010	December 25, 2009
	(in thousands)
Optical communications	$148,907	$93,775	$287,329	$178,476
Lasers, sensors, and other	35,724	20,618	71,042	32,936

Total	$184,631	$114,393	$358,371	$211,411

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments are not accumulated.

Total Revenues

Our total revenues increased by $70.2 million, or 61.4%, to $184.6 million for the three months ended December 24, 2010, as compared to $114.4 million for the three months ended December 25, 2009. This increase was the result of a $55.1 million increase in our revenues from optical communications products, primarily reflecting the growth in optical switching, telecommunications and tunable devices, and a $15.1 million increase in our revenues from non-optical communications products, primarily reflecting the growth of our programs for industrial laser and automotive customers. Revenues from optical communications products represented 80.7% of our total revenues for the three months ended December 24, 2010, as compared to 82.0% for the three months ended December 25, 2009.

Our total revenues increased by $147.0 million, or 69.5%, to $358.4 million for the six months ended December 24, 2010, as compared to $211.4 million for the six months ended December 25, 2009. This increase was the result of a $108.9 million increase in our revenues from optical communications products, primarily reflecting the growth in optical switching, telecommunications and tunable devices, and a $38.1 million increase in our revenues from non-optical communications products, primarily reflecting the growth of our programs for industrial laser and automotive customers. Revenues from optical communications products represented 80.2% of our total revenues for the six months ended December 24, 2010, as compared to 84.4% for the six months ended December 25, 2009.

Cost of Revenues

Our cost of revenues increased by $61.5 million, or 61.7%, to $161.0 million, or 87.2% of total revenues, for the three months ended December 24, 2010, as compared to $99.5 million, or 87.0% of total revenues, for the three months ended December 25, 2009. The increase in absolute dollars was primarily due to higher volumes of inventory utilized in our productions during the three months ended December 24, 2010. Cost of revenues for the three months ended December 25, 2009 were reduced by $1.4 million primarily as a result of the recovery of the costs of obsolete inventory from customers and the reversal of certain long outstanding payables. Cost of revenues also included share-based compensation expense of $0.4 million for the three months ended December 24, 2010, as compared to $0.1 million for the three months ended December 25, 2009.

Our cost of revenues increased by $127.3 million, or 68.6%, to $312.9 million, or 87.3% of total revenues, for the six months ended December 24, 2010, as compared to $185.6 million, or 87.8% of total revenues, for the six months ended December 25, 2009. The increase in absolute dollars was primarily due to higher volumes of inventory utilized in our productions during the six months ended December 24, 2010. Additionally, for the six months ended December 24, 2010, cost of revenues also included $0.5 million of the reversal of certain long outstanding payables. Cost of revenues for the six months ended December 25, 2009 were reduced by $2.6 million primarily as a result of the recovery of the costs of obsolete inventory from customers and the reversal of certain long outstanding payables. Cost of revenues also included share-based compensation expense of $0.5 million for the six months ended December 24, 2010, as compared to $0.1 million for the six months ended December 25, 2009.

Gross Profit

Our gross profit increased by $8.8 million, or 59.1%, to $23.7 million, or 12.8% of total revenues, for the three months ended December 24, 2010, as compared to $14.9 million, or 13.0% of total revenues, for the three months ended December 25, 2009.

Our gross profit increased by $19.6 million, or 75.9%, to $45.4 million, or 12.7% of total revenues, for the six months ended December 24, 2010, as compared to $25.8 million, or 12.2% of total revenues, for the six months ended December 25, 2009.

SG&A Expenses

Our SG&A expenses increased by $2.2 million, or 56.6%, to $6.0 million, or 3.2% of total revenues, for the three months ended December 24, 2010, as compared to $3.8 million, or 3.3% of total revenues, for the three months ended December 25, 2009. Our SG&A expenses increased in absolute dollars during the three months ended December 24, 2010 as compared to the three months ended December 25, 2009, due primarily to stock-based compensation charges of $0.8 million for the three months ended December 24, 2010, as compared to $0.1 million for the three months ended December 25, 2009. Additionally, we recognized accrued bonuses of $0.7 million in connection with our Fiscal 2011 Executive Incentive Plan, which was adopted in October 2010, as well as public company costs of $0.3 million during the three months ended December 24, 2010.

Our SG&A expenses increased by $3.2 million, or 41.6%, to $10.8 million, or 3.0% of total revenues, for the six months ended December 24, 2010, as compared to $7.6 million, or 3.6% of total revenues, for the six months ended December 25, 2009. Our SG&A expenses increased in absolute dollars during the six months ended December 24, 2010 as compared to the six months ended December 25, 2009, due primarily to the recognition of accrued bonuses of $1.0 million in connection with our Fiscal 2011 Executive Incentive Plan, which was adopted in October 2010, and the recognition of public company costs of $0.6 million during the six months ended December 24, 2010. We also recorded stock-based compensation charges of $0.9 million for the six months ended December 24, 2010, as compared to $0.2 million for the six months ended December 25, 2009.

Operating Income

Our operating income increased by $6.6 million to $17.7 million, or 9.6% of total revenues, for the three months ended December 24, 2010, as compared to $11.1 million, or 9.7% of total revenues, for the three months ended December 25, 2009.

Our operating income increased by $16.5 million to $34.7 million, or 9.7% of total revenues, for the six months ended December 24, 2010, as compared to $18.2 million, or 8.6% of total revenues, for the six months ended December 25, 2009.

Interest Income

Our interest income increased by $33,000 to $114,000 for the three months ended December 24, 2010, as compared to $81,000 for the three months ended December 25, 2009. Our interest income increased by $20,000 to $212,000 for the six months ended December 24, 2010, as compared to $192,000 for the six months ended December 25, 2009. In both periods, the increases were primarily due to increases in cash balances.

Interest Expense

Our interest expense decreased by $38,000 to $90,000 for the three months ended December 24, 2010, as compared to $128,000 for the three months ended December 25, 2009. The decrease was primarily due to decreases in our long-term loan interest rates and the repayment of $1.6 million of our long-term loans.

Our interest expense decreased by $88,000 to $201,000 for the six months ended December 24, 2010, as compared to $289,000 for the six months ended December 25, 2009. The decrease was primarily due to decreases in our long-term loan interest rates and the repayment of $3.0 million of our long-term loans.

Income Before Income Taxes

We recorded income before income tax expenses of $17.1 million and $33.6 million for the three and six months ended December 24, 2010, respectively, as compared to $11.1 million and $18.1 million for the three and six months ended December 25, 2009, respectively.

Provision for Income Tax

Our provision for income tax reflects an effective tax rate of 7.4% for the three months ended December 24, 2010, as compared to an effective tax rate of 0% for the three months ended December 25, 2009. The increase in effective tax rate during the three months ended December 24, 2010 as compared to the three months ended December 25, 2009 was due to an additional accrued withholding tax of $0.5 million payable on undistributed dividends of our Casix, Inc. subsidiary to Fabrinet China Holdings of Mauritius as a result of the withholding tax rate changing from 5% to 10%, as well as increases in accrued corporate income tax resulting from increases in net income.

Our provision for income tax reflects an effective tax rate of 7.8% for the six months ended December 24, 2010, as compared to an effective tax rate of 4.7% for the six months ended December 25, 2009. The increase in effective tax rate during the six months ended December 24, 2010 as compared to the six months ended December 25, 2009 was due to an additional accrued withholding tax of $0.5 million payable on undistributed dividends of our Casix, Inc. subsidiary to Fabrinet China Holdings of Mauritius as a result of the withholding tax rate changing from 5% to 10%, as well as increases in accrued corporate income tax resulting from increases in net income.

Net Income

Our net income increased to $15.8 million, or 8.6% of total revenues, for the three months ended December 24, 2010, as compared to $11.1 million, or 9.7% of total revenues, for the three months ended December 25, 2009, an increase of $4.7 million, or 43.0%.

Our net income increased to $31.0 million, or 8.7% of total revenues, for the three months ended December 24, 2010, as compared to $17.2 million, or 8.2% of total revenues, for the three months ended December 25, 2009, an increase of $13.8 million, or 79.9%.

Liquidity and Capital Resources

Cash Flows and Working Capital

To date, we have primarily financed our operations through the sale of ordinary shares to investors in March 2000, the sale of our ordinary shares in our initial public offering in June 2010, cash flow from operations and commercial loans. As of December 24, 2010, we had approximately $102.1 million in cash and cash equivalents and approximately $17.4 million of outstanding debt, compared to approximately $92.9 million in cash and cash equivalents and approximately $23.0 million of outstanding debt at December 25, 2009. The increase in our cash and cash equivalents was primarily due to proceeds from our initial public offering of $26.3 million in June 2010.

Our cash and cash equivalents primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less which are placed with banks and other financial institutions. For the three and six months ended December 24, 2010, the weighted average interest rate on our cash and cash equivalents was 0.6% and 0.5%, respectively.

We believe that our current cash and cash equivalents, short-term investments and cash flow from operations will be sufficient to meet our anticipated cash needs, including for working capital and capital expenditures, for at least the next 12 months. Our cash flows from operations have generally been sufficient to internally fund our working capital requirements in recent years. Additionally, we have access to short-term credit facilities of approximately $50.5 million to support any unanticipated liquidity requirements. Historically, our internally generated working capital and short-term credit facilities have been adequate to support our liquidity requirements.

We completed the construction of Pinehurst Building 5 in Thailand in May 2008. In June 2010, we entered into an agreement to purchase land in Thailand for Pinehurst Building 6 and completed the purchase in August 2010. We expect to complete construction of Building 6 by the first quarter of calendar year 2012. We believe that we will have sufficient manufacturing capacity in place until the completion of Building 6. We have two long-term loans that will come due within the next 11 months and one long-term loan that will come due within the next 50 months and anticipate that our internally generated working capital will be adequate to repay these obligations.

The following table shows our net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods indicated:

	Six Months Ended
	December 24, 2010	December 25, 2009
	(unaudited)
Net cash provided by operating activities	$6,360	$15,664
Net cash used in investing activities	(13,259)	(2,971)
Net cash provided by (used in) financing activities	23,374	(34,763)
Net increase (decrease) in cash and cash equivalents	16,475	(22,070)
Cash and cash equivalents, beginning of period	84,942	114,845
Cash and cash equivalents, end of period	102,063	92,889

Operating Activities

Net cash provided by operating activities decreased by $9.3 million, or 59.4%, to $6.4 million for the six months ended December 24, 2010, as compared to net cash provided by operating activities of $15.7 million for the six months ended December 25, 2009. The decrease in net cash from operations for the six months ended December 24, 2010 was primarily due to a decrease in accounts payable, partially offset by a decrease in inventories.

Investing Activities

Net cash used in investing activities increased by $10.3 million to $13.3 million for the six months ended December 24, 2010, as compared to $3.0 million for the six months ended December 25, 2009. The increase in net cash used in investing activities was primarily related to additional payment for the purchase of land, construction in progress for Pinehurst Building 6 and new equipment purchases.

Financing Activities

Net cash provided by financing activities increased by $58.2 million to $23.4 million for the six months ended December 24, 2010, as compared to net cash used in financing activities of $34.8 million for the six months ended December 25, 2009. This increase in net cash provided by financing activities was primarily due to proceeds from our initial public offering of $26.3 million during the six months ended December 24, 2010, as compared to a dividend payment of $30.8 million to shareholders during the six months ended December 25, 2009.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are not reflected in our unaudited condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We also do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Recent Accounting Pronouncements

See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents totaling $102.1 million and $84.9 million as of December 24, 2010 and June 25, 2010, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three and six months ended December 24, 2010 and the fiscal year ended June 25, 2010, our interest income would have decreased by approximately $20,000, $40,000 and $70,000, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate, or SIBOR, plus an additional margin. If the SIBOR had increased by 100 basis points during the three and six months ended December 24, 2010 and the fiscal year ended June 25, 2010, our interest expense would have increased by approximately $43,000, $87,000 and $0.2 million, respectively, assuming consistent borrowing levels.

Foreign Currency Risk

Given the nature of our foreign operations, we have significant expenses, assets and liabilities that are denominated in foreign currencies. Substantially all of our employees and most of our facilities are located in Thailand and the PRC. Therefore, a substantial portion of our payroll as well as certain other operating expenses are paid in Thai baht or RMB. The significant majority of our revenues are denominated in U.S. dollars because our customer contracts generally provide that our customers will pay us in U.S. dollars.

As a consequence, our gross profit margins, operating results, profitability and cash flows are adversely impacted when the dollar depreciates relative to the Thai baht or the RMB. We have a particularly significant currency rate exposure to changes in the exchange rate between the Thai baht and the U.S. dollar. We must translate foreign currency-denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our unaudited condensed consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar compared to such foreign currencies will affect our reported results of operations and the value of our assets and liabilities on our unaudited condensed consolidated balance sheets, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and shareholders’ equity.

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to three months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign currency losses of $0.7 million and $1.0 million during the three and six months ended December 24, 2010, respectively, and foreign currency gains of $26,000 and foreign currency losses of $34,000 during the three and six months ended December 25, 2009, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur further foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB as of December 24, 2010 and June 25, 2010 would have resulted in a decrease in our net dollar position of approximately $0.7 million and $0.4 million, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of December 24, 2010, our cash and cash equivalents were held in financial instruments with a small number of banks and other financial institutions having credit ratings of A minus or above. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have depended, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our total revenues. During the three months ended December 24, 2010 and December 25, 2009, we had four customers that each contributed 10% or more of our total revenues, and such customers together accounted for 57% and 56%, respectively, of our total revenues during the periods. During the six months ended December 24, 2010 and December 25, 2009, we had four customers and five customers, respectively, that each contributed 10% or more of our total revenues, and such customers together accounted for 57% and 69%, respectively, of our total revenues during the periods. Dependence on a limited number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers could have an adverse effect on our revenues. Further, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues. Certain of our customers have gone out of business, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers.

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

Our quarterly revenues, gross profit margins, and operating results have fluctuated significantly and may continue to fluctuate significantly in the future. For example, between the quarter ended December 26, 2008 and the quarter ended September 25, 2009, our total revenues declined from $128.0 million to $97.0 million and then increased to $114.4 million for the quarter ended December 25, 2009 and $184.6 million for the quarter ended December 24, 2010. Our gross profit margins and operating results experienced similar fluctuations during those periods. Therefore, we believe that quarter-to-quarter comparisons of our operating results may not be useful in predicting our future operating results. You should not rely on our results for one quarter as any indication of our future performance. Quarterly variations in our operations could result in significant volatility in the market price of our ordinary shares.

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

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared to the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. For example, from December 28, 2007 to December 24, 2010, the U.S. dollar lost approximately 10.6% of its value against the Thai baht. We cannot guarantee that the depreciation of the U.S. dollar against the Thai baht will not continue. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts of one to three month durations, leaving us exposed to longer term changes in exchange rates.

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

Beginning in July 2005, the official exchange rate for the conversion of RMB into U.S. dollars was revalued and permitted to fluctuate within a band against a basket of foreign currencies. As a result, as of December 24, 2010, the U.S. dollar had depreciated approximately 9.0% against the RMB since December 28, 2007. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill to location of customers outside of North America accounted for 57.3% and 44.3% of our total revenues for the three months ended December 24, 2010 and December 25, 2009, respectively, and 57.2% and 44.5% of our total revenues for the six months ended December 24, 2010 and December 25, 2009, respectively. We expect that total revenues from the bill to location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

Political unrest and demonstrations, as well as changes in the political, social, business or economic conditions in Thailand, could harm our business, financial condition and operating results.

The majority of our assets and manufacturing operations are located in Thailand. Therefore, political, social, business and economic conditions in Thailand have a significant effect on our business. As of January 19, 2011, Thailand had been assessed as a medium-high political risk by AON Political Risk, a risk management, insurance and consulting firm. Any changes to tax regimes, laws, exchange controls or political action in Thailand may harm our business, financial condition and operating results.

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

We anticipate that we will continue to invest in our customized optics manufacturing facilities located in Fuzhou, China. Because these operations are located in the PRC, they are subject to greater political, legal and economic risks than the geographies in which the facilities of many of our competitors and customers are located. In particular, the political and economic climate in the PRC (both at national and regional levels) is fluid and unpredictable. As of January 19, 2011, the PRC had been assessed as a medium political risk by AON Political Risk. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to change further. Any changes to the political, legal or economic climate in the PRC could harm our business, financial condition and operating results.

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

We most recently expanded our manufacturing capacity at our Thailand facilities in May 2008 with the completion of Pinehurst Building 5 and intend to further expand our manufacturing capacity in the future, such as our planned construction of Pinehurst Building 6 in Thailand during the remainder of calendar year 2011 and the first quarter of calendar year 2012. We must continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

Based upon the value of our assets, which is determined in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the taxable year 2011 or for the foreseeable future. However, despite our expectations, we cannot assure you that we will not be a PFIC for the taxable year 2011 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we are a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations and to burdensome reporting requirements.

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

As of December 24, 2010, our existing shareholders Asia Pacific Growth Fund III, L.P., an affiliate of H&Q Asia Pacific, and Mr. Mitchell, our chief executive officer and chairman of the board of directors, beneficially owned approximately 45.3% and 14.3%, respectively, of our outstanding ordinary shares. In addition, Mr. Mitchell and a representative of H&Q Asia Pacific serve on our board of directors. Accordingly, they have had, and will continue to have, significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have the power to prevent or cause a change in control. The interests of these shareholders may differ from the interests of our other shareholders.

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

None.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 2, 2011.

FABRINET

By:	/S/ MARK J. SCHWARTZ
Name:	Mark J. Schwartz
Title:	Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.
10.1	Description of Fiscal 2011 Executive Bonus Plan	8-K, Item 5.02	N/A	October 19, 2010	0001-34475
10.2	2010 Performance Incentive Plan (as amended on December 20, 2010)	8-K	10.2	December 23, 2010	0001-34475
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002