Form 10-Q
period 2011-03-25
Fabrinet
filed 2011-05-04
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 25, 2011

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

As of April 29, 2011, the registrant had 34,179,327 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED MARCH 25, 2011

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	March 25, 2011	June 25, 2010
Assets
Current assets
Cash and cash equivalents	$116,419	$84,942
Receivable from initial public offering	—	26,319
Trade accounts receivable, net	121,085	101,514
Inventories, net	108,052	98,146
Investment in leases	243	12
Deferred income taxes	758	696
Deposit for land purchase	—	2,162
Prepaid expenses and other current assets	2,775	2,535

Total current assets	349,332	316,326

Non-current assets
Property, plant and equipment, net	72,402	57,651
Intangibles, net	1,009	1,220
Investment in leases	1,381	20
Deferred income taxes	1,981	1,626
Deposits and other non-current assets	626	582

Total non-current assets	77,399	61,099

Total assets	$426,731	$377,425

Liabilities and Shareholders’ Equity
Current liabilities
Long-term loans from banks, current portion	$4,968	$6,008
Trade accounts payable	97,066	102,977
Construction payable	511	—
Income tax payable	3,628	2,521
Accrued payroll, profit sharing and related expenses	8,024	3,895
Accrued expenses	4,057	3,567
Other payables	7,446	5,935

Total current liabilities	125,700	124,903

Non-current liabilities
Long-term loans from banks, non-current portion	10,996	14,377
Severance liabilities	4,234	3,456
Other non-current liabilities	1,941	2,526

Total non-current liabilities	17,171	20,359

Total liabilities	142,871	145,262

Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of March 25, 2011 and June 25, 2010)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 34,179,327 shares and 33,751,730 shares issued and outstanding as of March 25, 2011 and June 25, 2010, respectively)	342	337
Additional paid-in capital	58,804	54,786
Retained earnings	224,714	177,040

Total shareholders’ equity	283,860	232,163

Total Liabilities and Shareholders’ equity	$426,731	$377,425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(in thousands of U.S. dollars, except share data)	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Revenues:
Revenues	$194,851	$114,406	$553,222	$296,543
Revenues, related party	—	22,484	—	51,758

Total revenues	194,851	136,890	553,222	348,301

Cost of revenues	(169,528)	(117,761)	(482,460)	(303,339)

Gross profit	25,323	19,129	70,762	44,962
Selling, general and administrative expenses	(7,516)	(4,356)	(18,294)	(11,965)

Operating income	17,807	14,773	52,468	32,997
Interest income	143	62	355	254
Interest expense	(81)	(108)	(282)	(397)
Foreign exchange gain/(loss), net	342	(97)	(706)	(131)
Other income	65	—	80	—

Income before income taxes	18,276	14,630	51,915	32,723
Income taxes	(1,613)	(1,119)	(4,241)	(1,974)

Net income	$16,663	$13,511	$47,674	$30,749

Earnings per share
Basic	$0.49	$0.44	$1.41	$1.00
Diluted	0.49	0.43	1.39	0.98
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	33,969	30,901	33,833	30,821
Diluted	34,232	31,365	34,345	31,340

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(in thousands of U.S. dollars)	March 25, 2011	March 26, 2010
Cash flows from operating activities
Net income for the period	$47,674	$30,749
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and impairment losses	6,445	5,670
Amortization of intangibles	382	371
Gain on disposal of property, plant and equipment	(31)	(7)
Allowance for doubtful accounts and warranties	119	36
Unrealized gain on exchange rate and fair value of derivative	(718)	(302)
Share-based compensation	2,658	494
Deferred income tax	(417)	(345)
Provision for uncertain tax position and severance liabilities, net of payments	169	(4)
Inventory obsolescence	298	(1,231)
Changes in operating assets and liabilities
Trade accounts receivable	(19,638)	(28,850)
Trade accounts receivable, related parties	—	(1,952)
Inventories	(10,204)	(31,126)
Other current assets and non-current assets	(245)	(1,927)
Trade accounts payable	(5,911)	40,192
Trade accounts payable, related parties	—	280
Income tax payable	1,107	969
Other current liabilities and non-current liabilities	2,914	3,359

Net cash provided by operating activities	24,602	16,376

Cash flows from investing activities
Purchase of property, plant and equipment	(15,761)	(4,227)
Purchase of intangibles	(171)	(53)
Purchase of assets for lease under direct financing leases	(1,583)	(3)
Proceeds from direct financing leases	268	27
Proceeds from disposals of property, plant and equipment	111	18
Funding of restricted cash	—	(478)

Net cash used in investing activities	(17,136)	(4,716)

Cash flows from financing activities
Repayments of long-term loans from banks	(4,421)	(6,315)
Proceeds from initial public offering, net	26,319	—
Proceeds from issuance of ordinary shares under the Amended and Restated 1999 Share Option Plan and the 2010 Performance Incentive Plan	1,365	461
Payment of dividends to shareholders	—	(30,849)

Net cash provided by (used in) financing activities	23,263	(36,703)

Net increase (decrease) in cash and cash equivalents	$30,729	$(25,043)

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	84,942	114,845
Increase (decrease) in cash and cash equivalents	30,729	(25,043)
Effect of exchange rate on cash and cash equivalents	748	242

Cash and cash equivalents at end of period	$116,419	$90,044

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and organization

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

Asia Pacific Growth Fund III, L.P. held 26.5% and 46.1% of the Company’s share capital (fully diluted) as of March 25, 2011 and June 25, 2010, respectively.

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

Secondary Public Offering

On March 3, 2011, the Company’s registration statement on Form S-1 (File No. 333-172355) relating to the secondary public offering of its ordinary shares was declared effective by the SEC. An aggregate of 8,292,650 ordinary shares (including 1,081,650 ordinary shares subject to the underwriters’ option to purchase additional shares) were registered under the registration statement, all of which were sold by the selling shareholders identified in the registration statement, at a public offering price of $28.50 per share. The Company did not receive any proceeds from the sale of its ordinary shares by the selling shareholders.

2.	Accounting policies

Basis of presentation

The unaudited condensed consolidated financial statements of Fabrinet included herein have been prepared on a basis consistent with the June 25, 2010 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited condensed consolidated financial statements should be read in conjunction with the June 25, 2010 audited consolidated financial statements and notes thereto. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Fabrinet’ s results of operations for the three and nine months ended March 25, 2011 and March 26, 2010 are not necessarily indicative of future operating results.

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

Fiscal years

The Company operates and reports financial results on a fiscal year of 52 or 53 weeks ending on the Friday closest to June 30. The three and nine months ended March 25, 2011 consisted of 13 weeks and 26 weeks, respectively. The three and nine months ended March 26, 2010 consisted of 13 weeks and 26 weeks, respectively. Fiscal year 2011 will be comprised of 52 weeks and will end on June 24, 2011.

Concentration of credit risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

As of March 25, 2011, the Group’s cash and cash equivalents were held in financial instruments of banks with credit ratings of A minus or above. The Group had three customers and five customers, respectively that each contributed to 10% or more of its total accounts receivable as of March 25, 2011 and June 25, 2010, respectively.

Accounts receivable include amounts due from companies which are monitored by the Group for credit worthiness. Management has implemented a program to closely monitor near term cash collection and credit exposures. As of March 25, 2011, the Group identified receivables of approximately $11,392 and inventory of approximately $9,137 relating to a significant customer representing approximately 7% of total revenues for the nine months ended March 25, 2011, that may be adversely affected. Management continues to monitor the Company’s exposures in collaboration with the customer and believes no material loss will be incurred. Accordingly, no allowance for doubtful accounts or inventory write-off related to this customer has been recorded. The loss of this or any other significant customer may have a significant adverse effect on the financial results.

Recent accounting pronouncements

In April 2011, the FASB issued the Accounting Standards Update No. 2011-02 – Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011. The Company will adopt this guidance in the first quarter of fiscal year 2012 and is currently evaluating the impact, if any, the guidance will have on its unaudited condensed consolidated financial statements.

In January 2011, the FASB issued the Accounting Standards Update No. 2011-01 – Receivables (Topic 310) – Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. The amendments in this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow a public entity time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The Company adopted this guidance in the quarter ended March 25, 2011, and there was no material impact on its unaudited condensed consolidated financial statements.

In December 2010, the FASB issued the Accounting Standards Update No. 2010-29 – Business Combinations (Topic 805) – Disclosure of Supplementary Pro Forma Information of Business Combinations (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will adopt this guidance in the first quarter of fiscal year 2012 and is currently evaluating the impact, if any, the guidance will have on its unaudited condensed consolidated financial statements.

In April 2010, the FASB issued the Accounting Standards Update No. 2010-13 - Compensation – Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The amendments clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. Earlier application is permitted. The Company adopted this guidance in the quarter ended March 25, 2011, and there was no material impact on its unaudited condensed consolidated financial statements.

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

	Three Months Ended
	March 25, 2011	March 26, 2010
Net income attributable to shareholders	$16,663	$13,511
Weighted average number of ordinary shares outstanding (thousands of shares)	33,969	30,901
Basic earnings per ordinary share (in dollars)	$0.49	$0.44

	Nine Months Ended
	March 25, 2011	March 26, 2010
Net income attributable to shareholders	$47,674	$30,749
Weighted average number of ordinary shares outstanding (thousands of shares)	33,833	30,821
Basic earnings per ordinary share (in dollars)	$1.41	$1.00

Diluted earnings per ordinary share is calculated as follows:

	Three Months Ended
	March 25, 2011	March 26, 2010
Net income used to determine diluted earnings per ordinary share	$16,663	$13,511
Weighted average number of ordinary shares outstanding (thousands of shares)	33,969	30,901
Adjustment for incremental shares arising from the assumed exercise of share options (thousands of shares)	263	464

Weighted average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	34,232	31,365

Diluted earnings per ordinary share (in dollars)	$0.49	$0.43

	Nine Months Ended
	March 25, 2011	March 26, 2010
Net income used to determine diluted earnings per ordinary share	$47,674	$30,749
Weighted average number of ordinary shares outstanding (thousands of shares)	33,833	30,821
Adjustment for incremental shares arising from the assumed exercise of share options (thousands of shares)	512	519

Weighted average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	34,345	31,340

Diluted earnings per ordinary share (in dollars)	$1.39	$0.98

4.	Fair Value

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

The following table sets forth the Company’s applicable liabilities measured at fair value on a recurring basis as of March 25, 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Liabilities
Derivative liabilities	—	26	—	26

Total liabilities measured at fair value	$—	$26	$—	$26

The above derivative liabilities are classified in accrued expenses on the consolidated balance sheet.

The following table sets forth the Company’s applicable assets measured at fair value on a recurring basis as of June 25, 2010:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Derivative assets	—	42	—	42

Total assets measured at fair value	$—	$42	$—	$42

The above derivative assets are classified in other current assets on the consolidated balance sheet.

5.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts for the nine months ended March 25, 2011 and March 26, 2010 are as follows:

	Balance at beginning of period	Charged to Expenses for the Nine Months	Balance at end of period
Period ended March 25, 2011	$41	$67	$108
Period ended March 26, 2010	$16	$13	$29

6.	Inventories

	March 25, 2011	June 25, 2010
Raw materials	$46,419	$44,075
Work in progress	47,219	38,458
Finished goods	10,611	6,637
Goods in transit	6,288	11,163

	110,537	100,333
Less Inventory obsolescence	(2,485)	(2,187)

Inventories, net	$108,052	$98,146

7.	Intangibles

The following tables present details of the Group’s intangibles:

	March 25, 2011
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,594	$(2,585)	$1,009

Total intangibles	$3,594	$(2,585)	$1,009

	June 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,433	$(2,213)	$1,220

Total intangibles	$3,433	$(2,213)	$1,220

The Group recorded amortization expense relating to intangibles of $129 and $123 for the three months ended March 25, 2011 and March 26, 2010, respectively, and $382 and $371 for the nine months ended March 25, 2011 and March 26, 2010, respectively.

Based on the carrying amount of intangibles as of March 25, 2011, and assuming no future impairment of the underlying assets, the estimated future amortization at each fiscal year ended June is as follows:

2011	$116
2012	409
2013	247
2014	121
2015	93
Thereafter	23

Total amortization	$1,009

8.	Borrowings

	March 25, 2011	June 25, 2010
Long-term loans from banks consisted of:
Current portion	$4,968	$6,008
Non-current portion	10,996	14,377

Total borrowings	$15,964	$20,385

As of March 25, 2011 and June 25, 2010, the Group had outstanding borrowings under long-term loan agreements with banks totaling $15,964 and $20,385, respectively, which consisted of:

Contract No.	Amount		Interest rate per annum (%)	Conditions	Repayment term
	March 25, 2011	June 25, 2010
1	$14,664	$17,415	SIBOR + 1.5% per annum	Repayable commencing from May 2009 in quarterly installments within 8 years	May 2009 - February 2015

2	1,300	1,970	SIBOR + 1.5% per annum	Repayable in semi-annual installments within 7 years	June 2005 - November 2011

3	—	1,000	SIBOR + 1.5% per annum	Repayable in semi-annual installments within 7 years	April 2004 - February 2011

Total	$15,964	$20,385

Certain of the long-term loans are secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral was $35,346 and $36,592 as of March 25, 2011 and June 25, 2010, respectively. The carrying amounts of borrowings approximate their fair value.

Certain of the long-term loans prescribe maximum ratios of debt to equity and minimum levels of debt service coverage ratios. As of March 25, 2011 and June 25, 2010, the Group was in compliance with its long-term loan agreements. In addition to financial ratios, certain of the Group’s packing credits and long-term loans include customary events of default.

The movements of long-term loans were as follows for the nine months ended March 25, 2011 and March 26, 2010:

	Nine Months Ended
	March 25, 2011	March 26, 2010
Opening net book amount	$20,385	$27,318
Additional loans during the period	—	—
Repayment during the period	(4,421)	(6,315)

Closing net book amount	$15,964	$21,003

As of March 25, 2011, future maturities of long-term debt are as follows at each fiscal year ended June:

2011	$1,587
2012	4,298
2013	3,668
2014	3,668
2015	2,743

Total	$15,964

Credit facilities:

Undrawn available credit facilities as of March 25, 2011 and June 25, 2010 totaled:

	March 25, 2011	June 25, 2010
Bank borrowings:
Short-term loans	$50,522	$50,144
Long-term loans	—	—

9.	Income tax

The Group implemented FASB ASC Topic 740, Income Taxes (“FASB ASC 740”). As of March 25, 2011, the liability for uncertain tax positions including accrued interest and penalties decreased to $1,652 (June 25, 2010: $2,261). The Group does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months.

The Group files several income tax returns in the U.S. and foreign tax jurisdictions. The tax years from 2007 to 2010 remain open to examination by U.S. and state tax authorities, and the tax years from 2005 to 2010 remain open to examination by the foreign tax authorities. Provisions for uncertain tax positions amounting to $922 and $1,024 were reversed during the nine months ended March 25, 2011 and March 26, 2010, respectively.

The Group’s income tax is recognized based on the best estimate of the expected annual income tax rate for the full financial year of each entity in the Group. The effective tax rate for the Group for the three months ended March 25, 2011 and March 26, 2010 and the nine months ended March 25, 2011 and March 26, 2010 was 9%, 8%, 8% and 6% of net income, respectively.

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

The effect of recording share-based compensation expense for the three months and nine months ended March 25, 2011 and March 26, 2010 was as follows:

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Share-based compensation expense by type of award:
Share options	$1,102	$184	$2,280	$494
Restricted shares	$136	—	$378	—

Total share-based compensation expense	$1,238	$184	$2,658	$494

Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$1,238	$184	$2,658	$494

Share-based compensation expense was recorded in the condensed consolidated statements of operations as follows: cost of revenues of $440, $79, $918 and $227 for the three months ended March 25, 2011 and March 26, 2010 and the nine months ended March 25, 2011 and March 26, 2010, respectively; and SG&A expenses of $798, $105, $1,740 and $267 for the three months ended March 25, 2011 and March 26, 2010 and the nine months ended March 25, 2011 and March 26, 2010, respectively. The Group did not capitalize any share-based compensation expense as part of any assets during the three months and nine months ended March 25, 2011 and March 26, 2010.

Share-based award activity

Share options have been granted to directors and employees. As of March 25, 2011, there were 449,926 share options outstanding under the Amended and Restated 1999 Share Option Plan (the “1999 Plan”), and no more option grants may be made under the 1999 Plan.

On March 12, 2010, the Company’s shareholders adopted the 2010 Performance Incentive Plan (the “2010 Plan”), and on December 20, 2010, the Company’s shareholders adopted an amendment to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan. A total of 2,000,000 ordinary shares are authorized for issuance under the 2010 Plan, plus any shares subject to share options under the 1999 Plan outstanding as of June 24, 2010, that expire, are canceled or terminate after such date.

As of March 25, 2011, there were an aggregate of 922,543 share options and 25,900 restricted shares outstanding under the 2010 Plan, and there were 1,032,039 ordinary shares available for future award grants to employees and directors under the 2010 Plan.

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

The following summarizes share option activities under the 1999 Plan:

	Number of shares underlying options		Weighted-average exercise price per share
	Nine Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Shares underlying options outstanding at beginning of the period	858,005	1,023,592	$3.66	$2.77
Granted	—	160,100	—	5.75
Exercised	(397,787)	(277,087)	2.91	1.66
Forfeited	(4,392)	(13,819)	5.07	5.15
Expired	(5,900)	(27,877)	2.78	2.51

Shares underlying options outstanding at end of the period	449,926	864,909	4.33	3.65

Shares underlying options exercisable at end of the period	291,157	570,135	$3.62	$2.85

The following summarizes information for share options outstanding as of March 25, 2011 under the 1999 Plan:

Number of shares underlying options	Exercise price	Weighted average remaining contractual life (years)
63,212	$1.75	0.90
2,500	2.00	1.52
4,925	2.25	1.89
4,700	2.75	2.44
1,600	3.00	2.46
127,821	3.50	2.77
300	4.00	3.16
14,750	4.25	3.43
12,168	4.75	3.68
11,156	5.00	3.89
6,338	5.25	4.12
42,450	5.50	4.43
149,606	5.75	5.60
8,400	6.25	6.12

449,926

As of March 25, 2011, $281 of estimated share-based compensation expense related to share options under the 1999 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 2.28 years.

The following summarizes share option activities under the 2010 Plan:

	Number of shares underlying options		Weighted-average exercise price per share
	Nine Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Shares underlying options outstanding at beginning of the period	—	—	$—	$—
Granted	992,367	—	17.24	—
Exercised	(12,290)	—	16.83	—
Forfeited	(57,534)	—	16.83	—
Expired	—	—	—	—

Shares underlying options outstanding at end of the period	922,543	—	17.27	—

Shares underlying options exercisable at end of the period	71,838	—	$16.96	$—

The following summarizes information for share options outstanding as of March 25, 2011 under the 2010 Plan:

Number of shares underlying options	Exercise price	Weighted average remaining contractual life (years)
40,000	$13.77	6.42
787,399	16.83	6.56
30,000	15.05	6.62
35,544	25.50	6.81
29,600	26.16	6.87

922,543

As of March 25, 2011, $3,183 of estimated share-based compensation expense related to share options under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 3.57 years.

Restricted shares

Restricted shares are one type of share-based awards that can be granted under the 2010 Plan. Restricted shares granted to non-employee directors generally cliff vest 100% on the last business day prior to the Company’s next annual shareholder meeting, which is typically approximately 1 year from the date of grant.

The following summarizes restricted share activities under the 2010 Plan:

	Number of shares		Weighted-average grant date fair value per share
	Nine Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Non-vested balance at beginning of the period	—	—	$—	$—
Granted	43,420	—	18.47	—
Issued	(17,520)	—	13.82	—
Forfeited	—	—	—	—

Non-vested balance at end of the period	25,900	—	$21.62	$—

As of March 25, 2011, $336 of estimated share-based compensation expense related to restricted shares under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 0.71 years.

11.	Shareholders’ equity

Share capital

In February 2010, the Company’s shareholders approved a change in the Company’s authorized share capital to $5,050,000 divided into 500,000,000 ordinary shares at a par value of $0.01 per ordinary share, and 5,000,000 preferred shares at a par value of $0.01 per preferred share. The Company amended and restated its memorandum and articles of association in March 2010 to reflect this change.

For the nine months ended March 25, 2011, the Company issued 410,077 ordinary shares upon exercise of options at a weighted average exercise price of $3.33 per share and issued 17,520 ordinary shares upon 100% cliff vesting of restricted shares. All such issued shares are fully paid.

For the nine months ended March 26, 2010, the Company issued 277,087 ordinary shares upon exercise of options at a weighted average exercise price of $1.66 per share. All such issued shares are fully paid.

12.	Dividend payment

At the meeting of the Company’s board of directors held on August 20, 2009, the board declared a cash dividend of $1.00 per share to be paid to all shareholders on the Company’s register as of August 28, 2009. The dividend of approximately $30,849 in the aggregate was paid out on September 1, 2009.

13.	Related party transactions and balances

JDS Uniphase Corporation, a customer of Fabrinet, held 0% and 1.1% of the Company’s share capital (fully diluted) as of March 25, 2011 and June 25, 2010, respectively. A representative from JDS Uniphase Corporation served as a director of Fabrinet until August 2007. JDS Uniphase Corporation participated in the Company’s initial public offering as a selling shareholder and sold 1,606,850 ordinary shares as of June 25, 2010, which reduced its share ownership to 1.1% (fully diluted) as of such date. Therefore, JDS Uniphase Corporation ceased to be considered a related party as of such date. On July 6, 2010, JDS Uniphase Corporation sold all of its remaining 393,150 ordinary shares pursuant to the underwriters’ option to purchase additional shares.

Asia Pacific Growth Fund III, L.P. held 26.5% and 46.1% of the Company’s share capital (fully diluted) as of March 25, 2011 and June 25, 2010, respectively. Currently, the Group has no commercial transactions with Asia Pacific Growth Fund III, L.P.

The following transactions were carried out with a related party:

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Revenues
Sales of goods:
JDS Uniphase Corporation	$—	$22,484	$—	$51,758

	$—	$22,484	$—	$51,758

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Cost of revenues
Purchases of goods:
JDS Uniphase Corporation	$—	$4,424	$—	$14,511

	$—	$4,424	$—	$14,511

14.	Commitments and contingencies

Bank guarantees

As of March 25, 2011 and June 25, 2010, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $695 and $648, respectively.

Operating lease commitments

The Group leases a portion of its capital equipment, and certain land and buildings for its facilities in Thailand, China and New Jersey, under operating lease arrangements that expire in various years through 2014. Rental expense under these operating leases amounted to $1,443 and $1,336 for the nine months ended March 25, 2011 and March 26, 2010, respectively.

As of March 25, 2011, the future minimum lease payments due under non-cancelable leases were as follows at each fiscal year ended June:

2011	$470
2012	1,881
2013	1,881
2014	1,109
2015	57
Thereafter	14

Total minimum operating lease payments	$5,412

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

As of March 25, 2011, there was an outstanding commitment to third parties relating to the development of a new factory site, Pinehurst Building 6, of $26,748.

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

15.	Business segments and geographic information

The Group evaluates its reportable segments in accordance with FASB ASC Topic 280, Segment Reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Group’s chief operating decision maker is Fabrinet’s board of directors. As of March 25, 2011, the Group operated and internally managed a single operating segment. Accordingly, the Group does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

The Group operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended
	March 25, 2011	March 26, 2010
North America	$78,515	$65,184
Asia-Pacific	74,546	52,712
Europe	41,790	18,994

	$194,851	$136,890

	Nine Months Ended
	March 25, 2011	March 26, 2010
North America	$231,858	$182,472
Asia-Pacific	214,872	138,492
Europe	106,492	27,337

	$553,222	$348,301

Total revenues are attributed to a particular geographic area based on the bill-to location of the customer. The Group has approximately $143 of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific region.

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

We have been consistently profitable since our inception, achieving 45 consecutive quarters of profitable operations.

Secondary Public Offering

On March 3, 2011, our registration statement on Form S-1 (File No. 333-172355) relating to the secondary public offering of our ordinary shares was declared effective by the SEC. An aggregate of 8,292,650 ordinary shares (including 1,081,650 ordinary shares subject to the underwriters’ option to purchase additional shares) were registered under the registration statement, all of which were sold by the selling shareholders identified in the registration statement, at a public offering price of $28.50 per share. We did not receive any proceeds from the sale of our ordinary shares by the selling shareholders.

Revenues

Our total revenues increased by $58.0 million, or 42.3%, to $194.9 million for the three months ended March 25, 2011, as compared to $136.9 million for the three months ended March 26, 2010. Our total revenues increased by $204.9 million, or 58.8%, to $553.2 million for the nine months ended March 25, 2011, as compared to $348.3 million for the nine months ended March 26, 2010. We generated substantially all of our total revenues during the three and nine months ended March 25, 2011 from the optical communications, industrial lasers and sensors markets. Since fiscal 2008, our revenues from products for markets other than the optical communications market have increased substantially. Our revenues from lasers, sensors and other markets as a percentage of total revenues have increased from 20.3% for the three months ended March 26, 2010, to 20.5% for the three months ended March 25, 2011, and from 17.4% for the nine months ended March 26, 2010, to 20.4% for the nine months ended March 25, 2011. We expect that industrial lasers and sensors will represent an increasing portion of our revenues in the future. Because our share of the available business in the industrial lasers and sensors end-markets is presently small, we hope to grow our business in those end-markets in excess of industry growth forecasts.

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

Revenues, Related Party

Revenues, related party, represents revenues from our manufacturing of optical communications products for JDS Uniphase Corporation (or JDSU), a classification required by Rule 4-08(k) of Regulation S-X under the Securities Act. JDSU is classified as a related party for the nine months ended March 26, 2010 because it held 6.4% of our share capital on a fully diluted basis as of March 26, 2010. In fiscal 2010, JDSU participated in our initial public offering as a selling shareholder and sold 1,606,850 ordinary shares, which reduced its share ownership to 1.1% (fully diluted) as of June 25, 2010. Therefore, JDSU was no longer classified as a related party as of June 25, 2010. On July 6, 2010, JDSU sold all of its remaining 393,150 ordinary shares pursuant to the underwriters’ option to purchase additional shares.

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

The percentage of our revenues generated from the bill-to location outside of North America has increased from 47.6% in the nine months ended March 26, 2010 to 58.1% in the nine months ended March 25, 2011, primarily as a result of increasing sales in Asia-Pacific and Europe. We expect that an increasing portion of our revenues will come from the bill-to location outside of North America in the future.

The following table presents total revenues, by percentage, by geographic regions:

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
North America	40.3%	47.6%	41.9%	52.4%
Asia-Pacific	38.3	38.5	38.8	39.8
Europe	21.4	13.9	19.3	7.8

	100.0%	100.0%	100.0%	100.0%

Our Contracts

We enter into supply agreements with our customers that generally have an initial term of two to three years. Although there are no minimum purchase requirements in our supply agreements, our customers do provide us with forecasts of their demand requirements. Our supply agreements generally include provisions for pricing and periodic review of pricing, consignment of our customer’s unique production equipment to us and sharing benefits from cost-savings derived from our efforts. We are generally required to purchase materials, which may include long lead-time materials, to meet the stated demands of our customers. After procuring materials, we manufacture products for our customers based on purchase orders that contain terms regarding quantity, delivery location and delivery dates. Our customers generally are obligated to purchase finished goods that we manufactured according to their demand requirements. Materials that are not consumed by our customers within a specified period of time or are no longer required due to a product’s cancellation or end-of-life are typically designated as excess or obsolete inventory under our contracts. After materials are designated as either excess or obsolete inventory, our customers are typically required to purchase the inventory from us even if they have chosen to cancel production of the related products.

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

We previously maintained an Employee Profit Sharing Plan, under which we allocated ten percent of our adjusted pre-tax profits to be distributed quarterly to our employees. A portion of the Employee Profit Sharing Plan was allocated to the Executive Bonus Plan and made available for our executive officers and senior management, collectively known as our senior staff. The remainder of the Employee Profit Sharing Plan was distributed to our employees as direct profit sharing and merit-based bonus compensation. The Employee Profit Sharing Plan was eliminated during the three months ended March 27, 2009. During the three and nine months ended March 25, 2011, merit-based bonus awards were available to our non-senior staff and approximately $0.7 million and $1.5 million attributable to such awards was accrued during the respective periods.

Share-based compensation expense included in cost of revenues was $0.4 million and $0.1 million for the three months ended March 25, 2011 and March 26, 2010, respectively, and $0.9 million and $0.2 million for the nine months ended March 25, 2011 and March 26, 2010, respectively.

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

During the three and nine months ended March 25, 2011, performance-based bonus awards of $0.7 million and $1.8 million, respectively, were accrued. No charge was included in SG&A expenses for profit sharing distributions to senior staff during the three and nine months ended March 26, 2010.

Share-based compensation expense included in SG&A expenses was $0.8 million and $0.1 million for the three months ended March 25, 2011 and March 26, 2010, respectively, and $1.7 million and $0.3 million for the nine months ended March 25, 2011 and March 26, 2010, respectively.

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

As of March 25, 2011 and June 25, 2010, we had outstanding foreign currency assets and liabilities in Thai baht and RMB as follows:

	March 25, 2011			June 25, 2010
	Currency	$	%	Currency	$	%
	(in thousands, except percentages)
Assets
Thai baht	501,875	16,596	52.5%	291,608	8,995	52.9%
RMB	98,282	14,987	47.5	50,723	7,993	47.1

		31,583	100.0%		16,988	100.0%

Liabilities
Thai baht	632,347	20,911	78.0%	560,494	17,289	85.4%
RMB	38,710	5,903	22.0	20,077	2,957	14.6

		26,814	100.0%		20,246	100.0%

The Thai baht assets represent cash and cash equivalents, accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of March 25, 2011, there was $30.0 million in selling forward contracts outstanding on the Thai baht payables. As of June 25, 2010, there was $12.0 million in selling forward contracts and $6.5 million in option contracts outstanding on the Thai baht payables. Unrealized losses from fair market value of derivatives as of March 25, 2011 amounted to $0.03 million.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of March 25, 2011 and June 25, 2010, there was $5.0 million and $0 million, respectively, in selling RMB to U.S. dollar forward contracts.

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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 25, 2010. There were no material changes to our critical accounting policies during the three and nine months ended March 25, 2011.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	(in thousands)
Revenues
Revenues	$194,851	$114,406	$553,222	$296,543
Revenues, related party	—	22,484	—	51,758

Total revenues	194,851	136,890	553,222	348,301
Cost of revenues	(169,528)	(117,761)	(482,460)	(303,339)

Gross profit	25,323	19,129	70,762	44,962
Selling, general and administrative expenses	(7,516)	(4,356)	(18,294)	(11,965)

Operating income	17,807	14,773	52,468	32,997
Interest income	143	62	355	254
Interest expense	(81)	(108)	(282)	(397)
Foreign exchange gain/(loss), net	342	(97)	(706)	(131)
Other income	65	—	80	—

Income before income taxes	18,276	14,630	51,915	32,723
Income tax	(1,613)	(1,119)	(4,241)	(1,974)

Net income	$16,663	$13,511	$47,674	$30,749

The following table sets forth a summary of our unaudited condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
Revenues
Revenues	100.0%	83.6%	100.0%	85.1%
Revenues, related party	—	16.4	—	14.9

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues	(87.0)	(86.0)	(87.2)	(87.1)

Gross profit	13.0	14.0	12.8	12.9
Selling, general and administrative expenses	(3.9)	(3.2)	(3.3)	(3.4)

Operating income	9.1	10.8	9.5	9.5
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Foreign exchange gain/loss, net	0.2	(0.1)	(0.1)	(0.1)
Other income	0.1	—	0.1	—

Income before income taxes	9.4	10.7	9.4	9.4
Income tax	(0.8)	(0.8)	0.8	(0.6)

Net income	8.6%	9.9%	8.6%	8.8%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 25, 2011	March 26, 2010	March 25, 2011	March 26, 2010
	(in thousands)
Optical communications	$154,844	$109,079	$440,369	$287,554
Lasers, sensors, and other	40,007	27,811	112,853	60,747

Total	$194,851	$136,890	$553,222	$348,301

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments are not accumulated.

Total Revenues

Our total revenues increased by $58.0 million, or 42.3%, to $194.9 million for the three months ended March 25, 2011, as compared to $136.9 million for the three months ended March 26, 2010. This increase was the result of a $45.8 million increase in our revenues from optical communications products, primarily reflecting the growth in optical switching, telecommunications and tunable devices, and a $12.2 million increase in our revenues from non-optical communications products, primarily reflecting the growth of our programs for industrial laser and sensor customers. Revenues from optical communications products represented 79.5% of our total revenues for the three months ended March 25, 2011, as compared to 79.7% for the three months ended March 26, 2010.

Our total revenues increased by $204.9 million, or 58.8%, to $553.2 million for the nine months ended March 25, 2011, as compared to $348.3 million for the nine months ended March 26, 2010. This increase was the result of a $152.8 million increase in our revenues from optical communications products, primarily reflecting the growth in optical switching, telecommunications and tunable devices, and a $52.1 million increase in our revenues from non-optical communications products, primarily reflecting the growth of our programs for industrial laser and sensor customers. Revenues from optical communications products represented 79.6% of our total revenues for the nine months ended March 25, 2011, as compared to 82.6% for the nine months ended March 26, 2010.

Cost of Revenues

Our cost of revenues increased by $51.8 million, or 44.0%, to $169.5 million, or 87.0% of total revenues, for the three months ended March 25, 2011, as compared to $117.8 million, or 86.0% of total revenues, for the three months ended March 26, 2010. The increase in absolute dollars was primarily due to higher volumes of materials utilized in our production during the three months ended March 25, 2011. Cost of revenues for the three months ended March 26, 2010 were reduced by $2.1 million primarily as a result of the recovery of the costs of obsolete inventory from customers and the reversal of certain long outstanding payables. Cost of revenues also included share-based compensation expense of $0.4 million for the three months ended March 25, 2011, as compared to $0.1 million for the three months ended March 26, 2010.

Our cost of revenues increased by $179.1 million, or 59.0%, to $482.5 million, or 87.2% of total revenues, for the nine months ended March 25, 2011, as compared to $303.3 million, or 87.1% of total revenues, for the nine months ended March 26, 2010. The increase in absolute dollars was primarily due to higher volumes of materials utilized in our production during the nine months ended March 25, 2011. Cost of revenues for the nine months ended March 26, 2010 were reduced by $4.7 million primarily as a result of the recovery of the costs of obsolete inventory from customers and the reversal of certain long outstanding payables. Cost of revenues also included share-based compensation expense of $0.9 million for the nine months ended March 25, 2011, as compared to $0.2 million for the nine months ended March 26, 2010.

Gross Profit

Our gross profit increased by $6.2 million, or 32.4%, to $25.3 million, or 13.0% of total revenues, for the three months ended March 25, 2011, as compared to $19.1 million, or 14.0% of total revenues, for the three months ended March 26, 2010.

Our gross profit increased by $25.8 million, or 57.4%, to $70.8 million, or 12.8% of total revenues, for the nine months ended March 25, 2011, as compared to $45.0 million, or 12.9% of total revenues, for the nine months ended March 26, 2010.

SG&A Expenses

Our SG&A expenses increased by $3.2 million, or 72.5%, to $7.5 million, or 3.9% of total revenues, for the three months ended March 25, 2011, as compared to $4.4 million, or 3.2% of total revenues, for the three months ended March 26, 2010. Our SG&A expenses increased in absolute dollars during the three months ended March 25, 2011 as compared to the three months ended March 26, 2010, due primarily to stock-based compensation charges of $0.8 million for the three months ended March 25, 2011, as compared to $0.1 million for the three months ended March 26, 2010, the recognition of $0.6 million in expenses in connection with our secondary public offering in March 2011, and the recognition of $0.4 million of severance and other expenses in connection with the separation of an executive from the Company in February 2011. Additionally, we recognized accrued bonuses of $0.7 million in connection with our Fiscal 2011 Executive Incentive Plan, which was adopted in October 2010, as well as $0.2 million in costs associated with operating and reporting as a public company during the three months ended March 25, 2011.

Our SG&A expenses increased by $6.3 million, or 52.9%, to $18.3 million, or 3.3% of total revenues, for the nine months ended March 25, 2011, as compared to $12.0 million, or 3.4% of total revenues, for the nine months ended March 26, 2010. Our SG&A expenses increased in absolute dollars during the nine months ended March 25, 2011 as compared to the nine months ended March 26, 2010, due primarily to the recognition of accrued bonuses of $1.7 million in connection with our Fiscal 2011 Executive Incentive Plan, which was adopted in October 2010, the recognition of $0.8 million in costs associated with operating and reporting as a public company during the nine months ended March 25, 2011, the recognition of $0.6 million in expenses in connection with our secondary public offering in March 2011, and the recognition of $0.4 million of severance and other expenses in connection with an executive’s separation from the Company in February 2011. We also recorded stock-based compensation charges of $1.7 million for the nine months ended March 25, 2011, as compared to $0.3 million for the nine months ended March 26, 2010.

Operating Income

Our operating income increased by $3.0 million to $17.8 million, or 9.1% of total revenues, for the three months ended March 25, 2011, as compared to $14.8 million, or 10.8% of total revenues, for the three months ended March 26, 2010.

Our operating income increased by $19.5 million to $52.5 million, or 9.5% of total revenues, for the nine months ended March 25, 2011, as compared to $33.0 million, or 9.5% of total revenues, for the nine months ended March 26, 2010.

Interest Income

Our interest income increased by $81,000 to $143,000 for the three months ended March 25, 2011, as compared to $62,000 for the three months ended March 26, 2010. Our interest income increased by $101,000 to $355,000 for the nine months ended March 25, 2011, as compared to $254,000 for the nine months ended March 26, 2010. In both periods, the increases were primarily due to increases in cash balances.

Interest Expense

Our interest expense decreased by $27,000 to $81,000 for the three months ended March 25, 2011, as compared to $108,000 for the three months ended March 26, 2010. The decrease was primarily due to decreases in our long-term loan interest rates and the repayment of $1.4 million of our long-term loans during the three months ended March 25, 2011.

Our interest expense decreased by $115,000 to $282,000 for the nine months ended March 25, 2011, as compared to $397,000 for the nine months ended March 26, 2010. The decrease was primarily due to decreases in our long-term loan interest rates and the repayment of $4.4 million of our long-term loans during the nine months ended March 25, 2011.

Income Before Income Taxes

We recorded income before income tax expenses of $18.3 million and $51.9 million for the three and nine months ended March 25, 2011, respectively, as compared to $14.6 million and $32.7 million for the three and nine months ended March 26, 2010, respectively.

Provision for Income Tax

Our provision for income tax reflects an effective tax rate of 8.8% for the three months ended March 25, 2011, as compared to an effective tax rate of 7.6% for the three months ended March 26, 2010. The increase in effective tax rate during the three months ended March 25, 2011, as compared to the three months ended March 26, 2010, was due to an additional accrued withholding tax of $0.1 million payable on undistributed dividends of our Casix Inc. subsidiary to Fabrinet China Holdings of Mauritius as a result of the withholding tax rate changing from 5% to 10%, as well as increases in accrued corporate income tax resulting from increases in net income.

Our provision for income tax reflects an effective tax rate of 8.2% for the nine months ended March 25, 2011, as compared to an effective tax rate of 6.0% for the nine months ended March 26, 2010. The increase in effective tax rate during the nine months ended March 25, 2011, as compared to the nine months ended March 26, 2010, was due to an additional accrued withholding tax of $0.6 million payable on undistributed dividends of our Casix Inc. subsidiary to Fabrinet China Holdings of Mauritius as a result of the withholding tax rate changing from 5% to 10%, as well as increases in accrued corporate income tax resulting from increases in net income.

Net Income

Our net income increased to $16.7 million, or 8.6% of total revenues, for the three months ended March 25, 2011, as compared to $13.5 million, or 9.9% of total revenues, for the three months ended March 26, 2010, an increase of $3.2 million, or 23.3%.

Our net income increased to $47.7 million, or 8.6% of total revenues, for the nine months ended March 25, 2011, as compared to $30.7 million, or 8.8% of total revenues, for the nine months ended March 26, 2010, an increase of $16.9 million, or 55.0%.

Liquidity and Capital Resources

Cash Flows and Working Capital

To date, we have primarily financed our operations through the sale of ordinary shares to investors in March 2000, the sale of our ordinary shares in our initial public offering in June 2010, cash flow from operations and commercial loans. As of March 25, 2011, we had approximately $116.4 million in cash and cash equivalents and approximately $16.0 million of outstanding debt, compared to approximately $90.0 million in cash and cash equivalents and approximately $21.0 million of outstanding debt as of March 26, 2010. The increase in our cash and cash equivalents was primarily due to proceeds from our initial public offering of $26.3 million in June 2010.

Our cash and cash equivalents primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less which are placed with banks and other financial institutions. For the three and nine months ended March 25, 2011, the weighted average interest rate on our cash and cash equivalents was 0.7% and 0.6%, respectively.

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

In June 2010, we entered into an agreement to purchase land in Thailand for the construction of Pinehurst Building 6. The land purchase was completed in August 2010 and we expect to complete construction of Building 6 by the first quarter of calendar year 2012. We believe that our current manufacturing capacity is sufficient to meet anticipated production requirements pending the completion of Building 6. We maintain a long-term credit facility that will come due within the next 8 months and a long-term credit facility that will come due within the next 47 months, both of which are associated with prior construction of production facilities at our Pinehurst campus in Thailand. We anticipate that our internally generated working capital will be adequate to repay these obligations.

The following table shows our net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods indicated:

	Nine Months Ended
	March 25, 2011	March 26, 2010
	(unaudited)
Net cash provided by operating activities	$24,602	$16,376
Net cash used in investing activities	(17,136)	(4,716)
Net cash provided by (used in) financing activities	23,263	(36,703)
Net increase (decrease) in cash and cash equivalents	30,729	(25,043)
Cash and cash equivalents, beginning of period	84,942	114,845
Cash and cash equivalents, end of period	116,419	90,044

Operating Activities

Net cash provided by operating activities increased by $8.2 million, or 50.2%, to $24.6 million for the nine months ended March 25, 2011, as compared to net cash provided by operating activities of $16.4 million for the nine months ended March 26, 2010. The increase in net cash from operations for the nine months ended March 25, 2011 was primarily due to a decrease in accounts receivable and a decrease in inventories, partially offset by a decrease in accounts payable.

Investing Activities

Net cash used in investing activities increased by $12.4 million to $17.1 million for the nine months ended March 25, 2011, as compared to $4.7 million for the nine months ended March 26, 2010. The increase in net cash used in investing activities was primarily related to additional payment for the purchase of land, construction in progress for Pinehurst Building 6 and new equipment purchases.

Financing Activities

Net cash provided by financing activities increased by $60.0 million to $23.3 million for the nine months ended March 25, 2011, as compared to net cash used in financing activities of $36.7 million for the nine months ended March 26, 2010. This increase in net cash provided by financing activities was primarily due to proceeds from our initial public offering of $26.3 million during the nine months ended March 25, 2011, as compared to a dividend payment of $30.8 million to shareholders during the nine months ended March 26, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents totaling $116.4 million and $84.9 million as of March 25, 2011 and June 25, 2010, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three and nine months ended March 25, 2011 and the fiscal year ended June 25, 2010, our interest income would have decreased by approximately $21,000, $62,000 and $70,000, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate, or SIBOR, plus an additional margin. If the SIBOR had increased by 100 basis points during the three and nine months ended March 25, 2011 and the fiscal year ended June 25, 2010, our interest expense would have increased by approximately $40,000, $120,000 and $0.2 million, respectively, assuming consistent borrowing levels.

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

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to three months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign currency gains of $0.3 million and foreign currency losses of $0.7 million during the three and nine months ended March 25, 2011, respectively, and foreign currency losses of $97,000 and $131,000 during the three and nine months ended March 26, 2010, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur further foreign currency exchange gains or losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB as of March 25, 2011 and June 25, 2010 would have resulted in an increase in our net dollar position of approximately $0.5 million and a decrease in our net dollar position of approximately $0.4 million, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of March 25, 2011, our cash and cash equivalents were held in financial instruments with a small number of banks and other financial institutions having credit ratings of A minus or above. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

ITEM 1A. RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, before investing in our ordinary shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our ordinary shares could decline, and you may lose some or all of your investment.

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

We have depended, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our total revenues. During the three months ended March 25, 2011 and March 26, 2010, we had four customers and five customers, respectively, that each contributed 10% or more of our total revenues, and such customers together accounted for 59% and 68%, respectively, of our total revenues during the periods. During the nine months ended March 25, 2011 and March 26, 2010, we had four customers and five customers, respectively, that each contributed 10% or more of our total revenues, and such customers together accounted for 59% and 68%, respectively, of our total revenues during the periods. Dependence on a limited number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers could have an adverse effect on our revenues. Further, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues. Certain of our customers have gone out of business, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers.

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

Our quarterly revenues, gross profit margins, and operating results have fluctuated significantly and may continue to fluctuate significantly in the future. For example, between the three months ended March 27, 2009 and March 26, 2010, our total revenues ranged from $82.4 million to $136.9 million, as compared to $194.9 million for the three months ended March 25, 2011. Our gross profit margins and operating results experienced similar fluctuations during those periods. Therefore, we believe that quarter-to-quarter comparisons of our operating results may not be useful in predicting our future operating results. You should not rely on our results for one quarter as any indication of our future performance. Quarterly variations in our operations could result in significant volatility in the market price of our ordinary shares.

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

Volatility in the functional and non-functional currencies of our entities and the U.S. dollar could seriously harm our business, financial condition and operating results. The primary impact of currency exchange fluctuations is on our cash, receivables and payables of our operating entities. We may experience significant unexpected expenses from fluctuations in exchange rates.

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared to the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. For example, from March 27, 2009 to March 25, 2011, the U.S. dollar lost approximately 14.3% of its value against the Thai baht. We cannot guarantee that the depreciation of the U.S. dollar against the Thai baht will not continue. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts of one to three month durations, leaving us exposed to longer term changes in exchange rates.

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

Beginning in July 2005, the official exchange rate for the conversion of RMB into U.S. dollars was revalued and permitted to fluctuate within a band against a basket of foreign currencies. As a result, as of March 25, 2011, the U.S. dollar had depreciated approximately 4.1% against the RMB since March 27, 2009. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

Competitors in the market for optical manufacturing services include Sanmina-SCI Corporation, Benchmark Electronics, Inc., Hon Hai Precision Industry Co. Ltd., and Oplink Communications, Inc. Our customized optics and glass operations face competition from companies such as Alps Electric Co., Ltd., Browave Corporation, Fujian Castech Crystals, Inc. and Photop Technologies, Inc.

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

Our customers are located throughout the world. Total revenues from the bill to location of customers outside of North America accounted for 59.7% and 52.4% of our total revenues for the three months ended March 25, 2011 and March 26, 2010, respectively, and 58.1% and 47.6% of our total revenues for the nine months ended March 25, 2011 and March 26, 2010, respectively. We expect that total revenues from the bill to location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. For example, in February 2008, EMCORE Corporation, one of our customers, acquired certain product lines and other assets from another of our customers. Also, in April 2009, Bookham, Inc. and Avanex Corporation, both of which are our customers, merged to form a new company called Oclaro, Inc. In July 2009, Newport Corporation, also our customer, acquired Oclaro’s New Focus photonics business, and Oclaro acquired Newport’s high-power laser diode manufacturing operations. In May 2010, Tyco Electronics acquired Zarlink Semiconductor’s optical products business. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers acquired the capacity to manufacture products in-house.

In addition, consolidation in the markets in which our customers compete has resulted in a greater concentration of purchasing power in a small number of OEMs. For example, in 2009 and 2010, Nortel Networks Corporation sold certain communications businesses and assets to its competitors, including Ciena Corporation, Ericsson and Avaya Inc., and in January 2011, Molex Incorporated acquired Luxtera, Inc.’s silicon photonics-based active optical cable business. Such consolidation among our customers and their customers may continue and may adversely affect our business, financial condition and operating results in several ways. Consolidation among our customers and their customers may result in a smaller number of large customers whose size and purchasing power give them increased leverage that may result in, among other things, decreases in our average selling prices. In addition to pricing pressures, this consolidation may also reduce overall demand for our manufacturing services if customers obtain new capacity to manufacture products in-house or discontinue duplicate or competing product lines in order to streamline operations. If demand for our manufacturing services decreases, our business, financial condition and operating results could be harmed.

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

We most recently expanded our manufacturing capacity at our Thailand facilities in May 2008 with the completion of Pinehurst Building 5 and intend to further expand our manufacturing capacity in the future, such as our construction of Pinehurst Building 6 in Thailand during the remainder of calendar year 2011 and the first quarter of calendar year 2012. We must continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

Given the nature and complexity of our business and the fact that some members of our management team are located in Thailand while others are located in the U.S., control deficiencies may periodically occur. While we have ongoing measures and procedures to prevent and remedy such deficiencies, if they occur there can be no assurance that we will be successful or that we will be able to prevent material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Moreover, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our ordinary shares could decline and we could be subject to potential delisting by the New York Stock Exchange and review by the New York Stock Exchange, the U.S. Securities and Exchange Commission, or other regulatory authorities, which would require the expenditure by us of additional financial and management resources. As a result, our shareholders could lose confidence in our financial reporting, which would harm our business and the market price of our ordinary shares.

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

Risks Related to Ownership of Our Ordinary Shares

Our share price may be volatile due to fluctuations in our operating results and other factors, including the operating results of our customers or competitors, any of which could cause our stock price to decline.

Our revenues, expenses and results of operations have fluctuated in the past and are likely to do so in the future from quarter to quarter and year to year due to the risk factors described in this section and elsewhere in this Quarterly Report on Form 10-Q. In addition to market and industry factors, the price and trading volume of our ordinary shares may fluctuate in response to a number of events and factors relating to us, our competitors, our customers and the markets we serve, many of which are beyond our control. Factors such as variations in our total revenues, earnings and cash flow, announcements of new investments or acquisitions, changes in our pricing practices or those of our competitors, commencement or outcome of litigation, sales of ordinary shares by us or our principal shareholders, fluctuations in market prices for our services and general market conditions could cause the market price of our ordinary shares to change substantially. Any of these factors may result in large and sudden changes in the volume and price at which our ordinary shares trade. For example, on March 8, 2011, the closing price of our ordinary shares on the New York Stock Exchange was $27.10 per share. Following the earnings announcement of one of our customers, the closing price of our ordinary shares fell to $20.49 per share on March 9, 2011. Among other things, volatility and weakness in our stock price could mean that investors may not be able to sell their shares at or above the prices they paid. Volatility and weakness could also impair our ability in the future to offer our ordinary shares or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may cause the market price of our ordinary shares to decline. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

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

As of March 25, 2011, our existing shareholders Asia Pacific Growth Fund III, L.P., an affiliate of H&Q Asia Pacific, and Mr. Mitchell, our chief executive officer and chairman of the board of directors, beneficially owned approximately 26.8% and 8.5%, respectively, of our outstanding ordinary shares. In addition, Mr. Mitchell and a representative of H&Q Asia Pacific serve on our board of directors. Accordingly, they have had, and will continue to have, significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have the power to prevent or cause a change in control. The interests of these shareholders may differ from the interests of our other shareholders.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2011.

FABRINET

By:	/S/ MARK J. SCHWARTZ

Name:	Mark J. Schwartz

Title:	Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.
10.1	Separation Agreement and Release, dated February 17, 2011, by and between Nat Mani and Fabrinet USA, Inc.	S-1	10.7	February 18, 2011	333-172355
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002