Form 10-K
period 2011-06-24
Fabrinet
filed 2011-08-31
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 24, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐    No   ☒

As of December 23, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of $275,351,703, based on the closing price for the registrant’s ordinary shares as reported on the New York Stock Exchange on such date.

As of August 5, 2011, the registrant had 34,207,579 ordinary shares, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FABRINET

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 24, 2011

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

Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities, such as optical communications, industrial lasers and sensors. Our customers in these industries support a growing number of end-markets, including semiconductor processing, biotechnology, metrology, material processing, automotive and medical devices. Our revenues from lasers, sensors and other markets as a percentage of total revenues have increased from 18.3% for the year ended June 25, 2010 (“fiscal 2010”) to 20.9% for the year ended June 24, 2011 (“fiscal 2011”), while our revenues from optical communications products as a percentage of total revenues have decreased from 81.7% for fiscal 2010 to 79.9% for fiscal 2011.

In many cases, we are the sole outsourced manufacturing partner used by our customers for the products that we produce for them. The products that we manufacture for our OEM customers include:

•	optical communications devices, such as:

•

selective switching products, such as reconfigurable optical add-drop modules (ROADMs), and optical amplifiers, modulators and other optical components and modules that collectively enable network managers to route signals through fiber traffic at various wavelengths and over various distances;

•

tunable transponders and transceivers that eliminate, at a significant cost savings, the need to stock individual fixed wavelength transponders and transceivers used in voice and data communications networks; and

•	active optical cables providing high-speed interconnect capabilities for data centers and computing clusters, as well as Infiniband, Ethernet, fiber channel and optical backplane connectivity;

•

solid state, diode-pumped, gas and fiber lasers (collectively referred to as “industrial lasers”) used across a broad array of industries, including semiconductor processing (wafer inspection, wafer dicing, wafer scribing), biotechnology (DNA sequencing, flow cytometry, hematology, antibody detection), metrology (instrumentation, calibration, inspection), and material processing (photo processing, textile cutting, annealing, marking, engraving); and

•

sensors, including anesthesia gas monitors that are used in medical equipment, differential pressure, fuel and other sensors that are used in automobiles, and measurement and positioning sensors that are used in laser meters and level meters for the construction and surveying industries.

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

We believe we offer differentiated manufacturing services through our optical and electro-mechanical process technologies and our strategic alignment with our customers. Our dedicated process and design engineers, who have a deep knowledge in materials sciences and physics, are able to tailor our service offerings to accommodate our customers’ most complex engineering assignments. Our range of capabilities, from the design of customized optics and glass through process engineering and testing of finished assemblies, provides us with a knowledge base that we believe often leads to improvements in our customers’ product development cycles, manufacturing cycle times, quality and reliability, manufacturing yields and end product costs. We offer an efficient, technologically advanced and flexible manufacturing infrastructure designed to enable the scale production of low-volume, high-mix products, as well as high-volume products. We often provide a “factory-within-a-factory” manufacturing environment to protect our customers’ intellectual property by segregating certain key employees and manufacturing space from the resources we use for other customers. We also provide our customers with a customized software platform to monitor all aspects of the manufacturing process, enabling our customers to remotely access our databases to monitor yields, inventory positions, work-in-progress status and vendor quality data. We believe there is no other manufacturing services provider with a similar breadth and depth of optical and electro-mechanical engineering and process technology capabilities that does not directly compete with its customers in their end-markets. As a result, we believe we are more closely aligned and better able to develop long-term relationships with our customers than our competitors.

As of June 24, 2011, our facilities comprised approximately 1,100,000 total square feet, including approximately 144,000 square feet of office space and approximately 956,000 square feet devoted to manufacturing and related activities, of which approximately 304,000 square feet were clean room facilities. Of the aggregate square footage of our facilities, approximately 836,000 square feet are located in Thailand and the balance is located in the People’s Republic of China (PRC or China) and the United States.

Industry Background

Optical Communications

Since 2001, most optical communications OEMs have reduced manufacturing capacity and transitioned to a low-cost and more efficient manufacturing base. By outsourcing production to third parties, OEMs are better able to concentrate on what they believe are their core strengths, such as research and development, and sales and marketing. Additionally, outsourcing production often allows OEMs to reduce product costs, achieve accelerated time-to-market and time-to-volume production and access advanced process design and manufacturing technologies. The principal barrier to the trend towards outsourcing in the optics industry has been the shortage of third-party manufacturing partners with the necessary optical process capabilities and robust intellectual property protection.

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

Industrial Lasers and Sensors

The optical and electro-mechanical process technologies used in the optical communications market also have applications in other similarly complex end-markets that require advanced precision manufacturing capabilities, such as industrial lasers and sensors. These markets are substantially larger than the optical communications components market. Growth in the industrial lasers and sensors markets is expected to be driven by demand for:

•	industrial laser applications across a growing number of end-markets, particularly in semiconductor processing, biotechnology, metrology and material processing;

•	precision, non-contact and low power requirement sensors, particularly in automotive, medical and industrial end-markets; and

•	lower cost products used on both enterprise and consumer levels.

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

Technology

Based on our experience with customers and our qualitative assessment of our capabilities, we believe we provide a broader array of process technologies to the optics industry than any other manufacturing services provider. We also continue to invest in customized optics and glass technology including in the areas of crystal growth, crystal and glass processing, optical coating, optical assemblies and glass drawing. We intend to continue to increase our process engineering capabilities and manufacturing technologies to extend our product portfolio and continue to gain market share in the optics industry.

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

We continuously invest in new and optimized processes to accommodate the next generation of optical devices, such as optical packaging, anti-reflective coating and printed circuit board technologies. We believe many of these manufacturing processes and technologies will be key to developing and commercializing the next generation of optical devices, which may include multi-function passive optics and photonic integrated circuits (which are devices, such as optical line transmitters, that incorporate various optical components and modules into a packaged chip), receivers integrated with an optical amplifier, and active optical cabling. We also anticipate our customers will continue to desire our vertically integrated capabilities, designing customized optics and glass to be incorporated into optical components, modules and complete network or laser systems.

Customers, Sales and Marketing

The optical communications market we serve is highly concentrated. Therefore, we expect that the majority of our total revenues will continue to come from a limited number of customers. During fiscal 2011 and fiscal 2010, we had four customers and five customers, respectively, that each contributed 10% or more of our total revenues, and such customers together accounted for 58% and 69%, respectively, of our total revenues during the periods.

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

Our quality management systems help to ensure that the products we provide to our customers meet or exceed industry standards. We maintain the following certifications: ISO 9001:2008 for Manufacturing Quality Systems; ISO 14001:2004 for Environmental Quality Systems; TL9000 for Telecommunications Industry Quality Certification; ISO/TS16949:2009 for Automotive Industry Quality Certification; ISO 13485:2003 for Medical Devices; AS9100 for Aerospace Industry Quality Certification; OHSAS 18001:2007 for Health and Safety; TLS8001:2003 for Thai Labour Standard; and CSR-DIW for Corporate Social Responsibility. We also maintain compliance with various additional standards imposed by the FDA with respect to the manufacture of medical devices.

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

Competitors in the market for optical manufacturing services include Sanmina-SCI Corporation, Hon Hai Precision Industry Co. Ltd., Celestica Inc., Venture Corporation Limited and Oplink Communications, Inc., as well as the internal manufacturing capabilities of our customers. Our customized optics and glass operations face competition from companies such as Alps Electric Co., Ltd., Browave Corporation, Fujian Castech Crystals, Inc., Research Electro-Optic, Inc. and Photop Technologies, Inc.

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

We regard our own manufacturing process technologies and customized optics and glass designs as proprietary intellectual property. We own any process engineering technology independently developed in-house by our technical staff. As part of our manufacturing services, we grant our customers a royalty-free license to these process engineering technologies for the purpose of allowing our customers to make their products or have their products made by third parties. Any process engineering or other improvements that we develop in connection with the improvement or optimization of a process for the manufacturing of a customer’s products are immediately assigned to that customer. To protect our proprietary rights, we rely largely upon a combination of trade secrets, non-disclosure agreements and internal security systems. Historically, patents have not played a significant role in the protection of our proprietary rights. Nevertheless, we currently have a relatively small number of solely-owned and jointly-held PRC patents in various customized optic technologies with expiration dates between 2011 and 2028. We believe that both our evolving business practices and industry trends may result in the continued growth of our patent portfolio and its importance to us, particularly as we expand our business.

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

Social Responsibility

Our corporate social responsibility practices focus on creating better social, economic and environmental outcomes for all stakeholders in the global electronics supply chain. These outcomes include: improved conditions for workers, increased efficiency and productivity for customers and suppliers, economic development, and a clean environment for our communities. We are committed to implementing programs that focus on driving continuous improvements in social, ethical, and environmental compliance throughout all of our global operating units in accordance with our Code of Business Conduct. As a guide to achieve this end, we look at principles, policies and standards as prescribed by the Electronics Industry Citizenship Coalition (“EICC”), a

worldwide association of electronics companies committed to promoting an industry code of conduct for global electronics supply chains to improve working and environmental conditions. Fabrinet is an applicant member of the EICC.

Corporate Structure

We were organized under the laws of the Cayman Islands in August 1999 and commenced our business operations in January 2000. We have seven direct and indirect subsidiaries. All of these subsidiaries, other than our Thai subsidiary, Fabrinet Co., Ltd., are wholly-owned. We own over 99.99% of Fabrinet Co., Ltd., and the remainder is owned by Mr. Tom Mitchell, our chief executive officer and chairman of the board of directors, and certain of his family members. We formed Fabrinet Co., Ltd. and incorporated Fabrinet USA, Inc. in 1999. We incorporated FBN New Jersey Manufacturing, Inc. (or Vitrocom) and acquired Fabrinet China Holdings and CASIX, Inc. in 2005. We incorporated Fabrinet Pte. Ltd. in 2007 and Fabrinet AB in 2010.

As the parent company, we enter into contracts directly with our customers, and have entered into various inter-company agreements with some of our subsidiaries, while Casix and Vitrocom each enter into contracts or purchase orders directly with their customers. We have inter-company agreements with our Thai subsidiary and our New Jersey subsidiary (which is incorporated in Delaware), whereby each provides manufacturing services to us. We also have inter-company agreements with our California, Singapore and Swedish subsidiaries to provide us with certain administrative and financial services.

Employees

As of June 24, 2011, we had approximately 6,800 full-time employees located in Thailand, the PRC, North America and Europe. As of June 24, 2011, we had approximately 5,460 full-time employees located in Thailand, approximately 5,300 of whom were engaged in manufacturing operations and 160 of whom were engaged in general and administration. As of June 24, 2011, we had approximately 1,270 full-time employees located in the PRC, approximately 1,200 of whom were engaged in manufacturing operations and 70 of whom were engaged in general and administration. As of June 24, 2011, we had approximately 40 full-time employees located in the United States, approximately 30 of whom were engaged in manufacturing operations and 10 of whom were engaged in general and administration. As of June 24, 2011, we had 3 full-time employees located in Europe, all of whom were engaged in business development activities. None of our employees are represented by a labor union. We have not experienced any work stoppages, slowdowns or strikes. We consider our relations with our employees to be excellent. Our employees have been employed by us for an average of approximately four consecutive years.

Available Information

Our web site is located at www.fabrinet.com. The information posted on our web site is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the “Investors” section of our web site as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). You may also access all of our public filings through the SEC’s website at www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before investing in our ordinary shares. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our ordinary shares could decline, and you may lose some or all of your investment.

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

We have depended, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our total revenues. During fiscal 2011 and fiscal 2010, we had four customers and five customers, respectively customers that each contributed 10% or more of our total revenues. These customers together accounted for 58% and 69% of our total revenues, respectively, during the periods. Dependence on a limited number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers could have an adverse effect on our business, operating results and share price. For example, on July 1, 2011, Oclaro, Inc. delivered a notice of termination to us under our volume supply agreement, stating that they are currently in discussions with multiple third party manufacturers, including Fabrinet, for one or more of such third party manufacturers to manufacture those products that are currently being manufactured by Fabrinet under our supply agreement. Pursuant to the notice of termination, our supply agreement will terminate on December 31, 2011. From July 8, 2011, following Oclaro’s announcement of the termination of our volume supply agreement, through July 14, 2011, our share price on the NYSE declined approximately 22%.

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

Our current and prospective customers tend to evaluate our capabilities against the merits of their internal manufacturing as well as the capabilities of third-party manufacturers. We believe the internal manufacturing capabilities of current and prospective customers are our primary competition. This competition is particularly strong when our customers have excess manufacturing capacity, as was the case when the markets that we serve experienced a downturn from 2001 through 2004 and again in 2008 and 2009, that resulted in underutilized capacity. Many of our potential customers continue to have excess manufacturing capacity at their facilities. If our customers choose to manufacture products internally rather than to outsource production to us, or choose to outsource to a third-party manufacturer, our business, financial condition and operating results could be harmed. For example, on July 1, 2011, Oclaro, Inc. delivered a notice of termination to us under our volume supply agreement, stating that they are currently in discussions with multiple third party manufacturers, including Fabrinet, for one or more of such third party manufacturers to manufacture those products that are currently being manufactured by Fabrinet under our supply agreement.

Competitors in the market for optical manufacturing services include Sanmina-SCI Corporation, Hon Hai Precision Industry Co. Ltd., Celestica Inc., Venture Corporation Limited and Oplink Communications, Inc. Our customized optics and glass operations face competition from companies such as Alps Electric Co., Ltd., Browave Corporation, Fujian Castech Crystals, Inc., Research Electro-Optic, Inc. and Photop Technologies, Inc. Other existing contract manufacturing companies, original design manufacturers or outsourced semiconductor assembly and test companies could also enter our target markets. In addition, we may face more competitors as we attempt to penetrate new markets.

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

Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optics infrastructure. As part of that growth, we are relying on increasing demand for voice, video, text and other data delivered over high-speed connections. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (i) relative strength or weakness of the global economy or certain countries or regions, (ii) an uncertain regulatory environment, and (iii) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.

Our quarterly revenues, gross profit margins and operating results have fluctuated significantly and may continue to do so in the future, which may cause the market price of our ordinary shares to decline or be volatile.

Our quarterly revenues, gross profit margins, and operating results have fluctuated significantly and may continue to fluctuate significantly in the future. For example, between the three months ended September 25, 2009 and the three months ended June 25, 2010, our total revenues ranged from $97.0 million to $157.4 million, as compared to $190.3 million for the three months ended June 24, 2011. Our gross profit margins and operating results experienced similar fluctuations during those periods. Therefore, we believe that quarter-to-quarter comparisons of our operating results may not be useful in predicting our future operating results. You should not rely on our results for one quarter as any indication of our future performance. Quarterly variations in our operations could result in significant volatility in the market price of our ordinary shares.

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

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared to the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. For example, from June 26, 2009 to June 24, 2011, the U.S. dollar lost approximately 10.1% of its value against the Thai baht. We cannot guarantee that the depreciation of the U.S. dollar against the Thai baht will not continue. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with durations of one to three months, leaving us exposed to longer term changes in exchange rates.

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

Beginning in July 2005, the official exchange rate for the conversion of RMB into U.S. dollars was revalued and permitted to fluctuate within a band against a basket of foreign currencies. As a result, as of June 24, 2011, the U.S. dollar had depreciated approximately 5.3% against the RMB since June 26, 2009. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

The vast majority of our operations, including manufacturing and customer support, are located primarily in the Asia-Pacific region. The distances between Thailand, the PRC and our customers and suppliers globally, create a number of logistical and communications challenges for us, including managing operations across multiple time zones, directing the manufacture and delivery of products across significant distances, coordinating the procurement of raw materials and their delivery to multiple locations and coordinating the activities and decisions of our management team, the members of which are based in different countries.

Our customers are located throughout the world. Total revenues from the bill to location of customers outside of North America accounted for 56.4%, 50.0% and 38.5% of our total revenues for fiscal 2011, fiscal 2010 and fiscal 2009, respectively. We expect that total revenues from the bill to location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

In September 2006, Thailand experienced a military coup that overturned the existing government, and in 2008, political unrest and demonstrations in Bangkok sparked a series of violent incidents that resulted in several deaths and numerous injuries. In April 2009, anti-government demonstrations in Bangkok caused severe traffic congestion and numerous injuries, and in March 2010, protestors again held demonstrations calling for new elections. These demonstrations in recent years in Bangkok and other parts of Thailand, which escalated in violence through May 2010, resulted in the country’s worst political violence in nearly two decades with numerous deaths and injuries, as well as destruction of property. Certain hotels and businesses in Bangkok were closed for weeks as the protestors occupied Bangkok’s commercial center, and governments around the world issued travel advisories urging their citizens to avoid non-essential travel to Bangkok.

Any succession crisis in the Kingdom of Thailand could cause new or increased instability and unrest. In the event that a violent coup were to occur or the current political unrest were to worsen, such activity could prevent shipments from entering or leaving the country and disrupt our ability to manufacture products in Thailand, and we could be forced to transfer our manufacturing activities to more stable, and potentially more costly, regions. Further, a new Thai government may raise minimum wage standards for labor or repeal certain promotional certificates that we have received or tax holidays for certain export and value added taxes that we enjoy, either preventing us from engaging in our current or anticipated activities or subjecting us to higher tax rates. A new regime could nationalize our business or otherwise seize our assets. Future political instability such as the coup that occurred in September 2006 or the demonstrations that occurred during 2008, 2009 and 2010 could harm our business, financial condition and operating results.

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

Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. For example, in February 2008, EMCORE Corporation, one of our customers, acquired certain product lines and other assets from another of our customers. Also, in April 2009, Bookham, Inc. and Avanex Corporation, both of which are our customers, merged to form a new company called Oclaro, Inc. In July 2009, Newport Corporation, also our customer, acquired Oclaro’s Focus photonics business, and Oclaro acquired Newport’s high-power laser diode manufacturing operations. In May 2010, TE Connectivity acquired Zarlink Semiconductor’s optical products business, and in January 2011, Molex Incorporated acquired the silicon photonics-based active optical cable assets of Luxtera, Inc. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers acquired the capacity to manufacture products in-house.

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

Our business, operating results and financial condition may be negatively impacted by general economic and financial market conditions.

The 2008 global economic crisis has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and impacted levels of business and consumer spending. These macroeconomic developments have negatively affected and may continue to negatively affect our business, operating results and financial condition in a number of ways. For example, in fiscal 2009, various customers delayed or decreased spending on new projects with us while others delayed paying us for products and services that we had previously provided. Additionally, as a result of these macroeconomic developments, in fiscal 2009, there was a decline in demand for our customers’ products across all of the industries we serve, which caused our customers to reduce their inventories, resulting in a 13.7% decline in our total revenues and a 25.2% decline in our net income from fiscal 2008 to fiscal 2009. Further, concern about the stability of the markets generally and the strength of counterparties led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers, including to our suppliers and customers, which further exacerbated downward pressure on demand for our products and services.

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

In some countries in which we operate, including the PRC and Thailand, potential outbreaks of infectious diseases such as the H1N1 influenza virus, severe acute respiratory syndrome (SARS) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. Natural disasters, such as the May 2008 earthquake in Sichuan, China, which reported a magnitude of 7.9 on the Richter scale and resulted in the death of tens of thousands of people, could severely disrupt manufacturing operations and increase our supply chain costs. The recent earthquake and tsunami in Japan affected a large number of suppliers to the global market for electronic components, which may result in disruptions to the supply chain. Increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers, and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to continue to devote substantial time to various compliance initiatives.

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the U.S. Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. We completed our evaluation of our internal controls over financial reporting for fiscal 2011 as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing and evaluation resulted in our conclusion that as of June 24, 2011, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods.

Given the nature and complexity of our business and the fact that some members of our management team are located in Thailand while others are located in the U.S., control deficiencies may periodically occur. While we have ongoing measures and procedures to prevent and remedy such deficiencies, if they occur there can be no assurance that we will be successful or that we will be able to prevent material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Moreover, if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses in future periods, the market price of our ordinary shares could decline and we could be subject to potential delisting by the NYSE and review by the NYSE, the SEC, or other regulatory authorities, which would require the expenditure by us of additional financial and management resources. As a result, our shareholders could lose confidence in our financial reporting, which would harm our business and the market price of our ordinary shares.

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

Certain of our subsidiaries provide products and services to, and may from time to time undertake certain significant transactions with, us and our other subsidiaries in different jurisdictions. For instance, we have intercompany agreements in place that provide for our California and Singapore subsidiaries to provide administrative services for our Cayman Islands parent, and our Cayman Islands parent has entered into manufacturing agreements with our Thai subsidiary. In general, related party transactions and, in particular, related party financing transactions, are subject to close review by tax authorities. Moreover, several jurisdictions in which we operate have tax laws with detailed transfer pricing rules that require all transactions with non-resident related parties to be priced using arm’s length pricing principles and require the existence of contemporaneous documentation to support such pricing. International tax authorities could challenge the validity of our related party transfer pricing policies. Such a challenge generally involves a complex area of taxation and a significant degree of judgment by management. If any taxation authorities are successful in challenging our financing or transfer pricing policies, our income tax expense may be adversely affected and we could become subject to interest and penalty charges, which may harm our business, financial condition and operating results.

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

Risks Related to Ownership of Our Ordinary Shares

Our share price may be volatile due to fluctuations in our operating results and other factors, including the activities and operating results of our customers or competitors, any of which could cause our stock price to decline.

Our revenues, expenses and results of operations have fluctuated in the past and are likely to do so in the future from quarter to quarter and year to year due to the risk factors described in this section and elsewhere in this Annual Report on Form 10-K. In addition to market and industry factors, the price and trading volume of our ordinary shares may fluctuate in response to a number of events and factors relating to us, our competitors, our customers and the markets we serve, many of which are beyond our control. Factors such as variations in our total revenues, earnings and cash flow, announcements of new investments or acquisitions, changes in our pricing practices or those of our competitors, commencement or outcome of litigation, sales of ordinary shares by us or our principal shareholders, fluctuations in market prices for our services and general market conditions could cause the market price of our ordinary shares to change substantially. Any of these factors may result in large and sudden changes in the volume and price at which our ordinary shares trade. For example, on March 8, 2011, the closing price of our ordinary shares on the NYSE was $27.10 per share. Following the earnings announcement of one of our customers, the closing price of our ordinary shares fell to $20.49 per share on March 9, 2011. In addition, from July 8, 2011, following the announcement by Oclaro, Inc. of their delivery of a notice of termination of our volume supply agreement, through July 14, 2011, our share price on the NYSE declined approximately 22%. Among other things, volatility and weakness in our stock price could mean that investors may not be able to sell their shares at or above the prices they paid. Volatility and weakness could also impair our ability in the future to offer our ordinary shares or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

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

As of August 5, 2011, our existing shareholders Asia Pacific Growth Fund III, L.P., an affiliate of H&Q Asia Pacific, and Mr. Mitchell, our chief executive officer and chairman of the board of directors, beneficially owned approximately 26.8% and 8.5%, respectively, of our outstanding ordinary shares. In addition, Mr. Mitchell and a representative of H&Q Asia Pacific serve on our board of directors. Accordingly, they have had, and will continue to have, significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have the power to prevent or cause a change in control. The interests of these shareholders may differ from the interests of our other shareholders.

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

We are a Cayman Islands company and substantially all of our assets are located outside of the United States. In addition, many of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside of the United States. As a result, it may be difficult to effect service of process within the United States upon these persons. It may also be difficult to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors who are not resident in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the Cayman Islands, Thailand or the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state. In particular, a judgment in a U.S. court would not be recognized and accepted by Thai courts without a re-trial or examination of the merits of the case. In addition, there is uncertainty as to whether such Cayman Islands, Thai or PRC courts would be competent to hear original actions brought in the Cayman Islands, Thailand or the PRC against us or such persons predicated upon the securities laws of the United States or any state.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.	PROPERTIES.

Our principal registered office is located at Walker House, 87 Mary Street, George Town, Grand Cayman, KYI-9005, Cayman Islands. We have facilities located in Bangkok, Thailand, Fuzhou, China and New Jersey, USA as set forth below:

Location	Year Operations Commenced	Owned/Leased	Approximate Square Footage	Use
Chokchai Campus, Bangkok, Thailand (Buildings l and 2)	2000	Leased until April 30, 2014	227,000 square feet	Manufacturing

Pinehurst Campus, Bangkok, Thailand (Buildings 3 and 4)	2004 (Building 3) and 2005 (Building 4)	Owned*	288,000 square feet	Manufacturing and general administration

CASIX, Fuzhou, PRC	2005	Leased**	248,000 square feet	Manufacturing and general administration

VitroCom, Mountain Lakes, New Jersey, USA	2005	Leased until June 30, 2013	20,000 square feet	Manufacturing

Pinehurst Campus, Bangkok, Thailand (Building 5)	2008	Owned*	317,000 square feet	Manufacturing and general administration

*	Although we hold title to Buildings 3, 4 and 5 at our Pinehurst campus, each of those buildings and the underlying land is encumbered by a mortgage that secures our debt obligations to TMB Bank Public Company Limited.
**	The lease periods for the buildings located at this facility expire on September 30, 2013 and September 30, 2015.

In addition to our current facilities, in August 2010, we completed the purchase of land for the purpose of constructing a new facility that will be known as Building 6, which will be adjacent to our current Building 5. Building 6 is intended to be a manufacturing facility similar to Building 5 and is anticipated to be approximately 320,000 square feet. We expect to complete the construction of Building 6 in the first quarter of calendar year 2012.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. There are currently no material claims or actions pending or threatened against us.

ITEM 4.	RESERVED.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our ordinary shares have traded on the New York Stock Exchange under the symbol “FN” since June 25, 2010. Our initial public offering was priced at $10.00 per share on June 24, 2010. Prior to that time, there was no public market for our ordinary shares. The following table sets forth, for the time periods indicated, the high and low intraday sales prices of our ordinary shares as reported on the New York Stock Exchange.

Fiscal 2011	High	Low
Fourth Quarter (March 26, 2011—June 24, 2011)	$25.90	$18.30
Third Quarter (December 25, 2010—March 25, 2011)	$32.91	$18.25
Second Quarter (September 25, 2010—December 24, 2010)	$22.74	$13.07
First Quarter (June 26, 2010—September 24, 2010)	$18.23	$9.61

Fiscal 2010	High	Low
Fourth Quarter (June 25, 2010—June 25, 2010)	$10.95	$10.41

Our annual report to shareholders will include a stock performance graph that shows a comparison from June 25, 2010 through June 24, 2011 of the cumulative total return to shareholders on our ordinary shares against other stock indices.

The equity compensation plan information required by this item, which includes a summary of the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuances, under our equity compensation plans as of June 24, 2011, is incorporated by reference to our Proxy Statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 24, 2011.

Holders of Record

As of August 5, 2011, there were approximately 31 shareholders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

Although we have paid cash dividends prior to our initial public offering, we currently intend to retain any earnings for use in our business and do not currently intend to pay dividends on our ordinary shares. Dividends, if any, on our ordinary shares will be declared by and subject to the discretion of our board of directors. Even if our board of directors decides to distribute dividends, the form, frequency and amount of such dividends will depend upon our future operations and earnings, capital requirements and surplus, general financial conditions, contractual restrictions, applicable laws and regulations and other factors our board of directors may deem relevant.

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operation data, balance sheet data and statements of cash flow data as of and for each of the five years in the period ended June 24, 2011, have been derived from the audited consolidated financial statements. The results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Year Ended
	June 24, 2011 (fiscal 2011)	June 25, 2010 (fiscal 2010)	June 26, 2009 (fiscal 2009)	June 27, 2008 (fiscal 2008)	June 29, 2007 (fiscal 2007)
	(in thousands, except per share data)
Selected Consolidated Statements of Operations Data:
Revenues
Revenues	$743,570	$424,548	$337,846	$345,071	$295,338
Revenues, related parties	—	81,164	101,895	163,312	191,690
Other	—	—	1,358	2,715	9,115

Total revenues	743,570	505,712	441,099	511,098	496,143
Cost of revenues	(648,823)	(441,370)	(383,058)	(442,784)	(423,858)

Gross profit	94,747	64,342	58,041	68,314	72,285
Selling, general and administrative expenses	(24,806)	(16,192)	(21,960)	(21,741)	(18,036)
Restructuring charges	—	—	(2,389)	—	—

Operating income	69,941	48,150	33,692	46,573	54,249
Interest income	494	327	756	1,364	1,370
Interest expense	(357)	(500)	(1,266)	(1,547)	(2,842)
Foreign exchange (loss) gain, net	(1,430)	(40)	360	(599)	(336)
Other income	216	153	—	—	—

Income before income taxes	68,864	48,090	33,542	45,791	52,441
Income taxes	(4,535)	(3,767)	(2,238)	(3,962)	(2,702)

Net income	$64,329	$44,323	$31,304	$41,829	$49,739

Earnings per share:
Basic	$1.90	$1.44	$1.03	$1.40	$1.68
Diluted	$1.87	$1.41	$1.00	$1.33	$1.60
Weighted average number of ordinary shares outstanding
Basic	33,922	30,854	30,360	29,889	29,600
Diluted	34,407	31,369	31,183	31,349	31,077
Cash dividends declared per share	—	$1.00	$0.33	—	—

	As of
	June 24, 2011	June 25, 2010	June 26, 2009	June 27, 2008	June 29, 2007
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$127,282	$84,942	$114,845	$55,682	$40,873
Receivable from initial public offering	—	26,319	—	—	—
Working capital(1)	131,609	96,683	58,311	99,260	105,347
Total assets	437,775	377,425	288,085	292,713	240,081
Current and long-term debt	16,377	20,385	27,318	29,575	35,498
Total liabilities	136,248	145,262	94,580	122,148	110,726
Total shareholders’ equity	301,527	232,163	193,505	170,565	129,355

(1)	Working capital is defined as trade accounts receivable plus inventories, less trade accounts payable.

	Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009	June 27, 2008	June 29, 2007
	(in thousands)
Selected Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$41,282	$17,846	$80,357	$51,891	$26,244
Net cash used in investing activities	(23,590)	(10,718)	(7,187)	(29,815)	(12,380)
Net cash provided by (used in) financing activities	23,886	(37,298)	(13,836)	(8,223)	(13,133)
Net increase (decrease) in cash and cash equivalents	41,578	(30,170)	59,334	13,853	731

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities, such as optical communications, industrial lasers and sensors. The products that we manufacture for our OEM customers include: selective switching products; tunable transponders and transceivers; active optical cables; solid state, diode-pumped, gas and fiber lasers; and sensors. In many cases, we are the sole outsourced manufacturing partner used by our customers for the products that we produce for them.

We also design and fabricate application-specific crystals, prisms, mirrors, laser components, substrates and other custom and standard borosilicate, clear fused quartz, and synthetic fused silica glass products. We incorporate our customized optics and glass into many of the products we manufacture for our OEM customers, and we also sell customized optics and glass in the merchant market.

We began operations in January 2000 through the acquisition of a precision mechanical and electro-mechanical manufacturing site in Thailand from Seagate Technology, or Seagate. We have been consistently profitable since our inception, achieving 46 consecutive quarters of profitable operations.

Revenues

Our total revenues increased by $237.9 million, or 47.0%, to $743.6 million for fiscal 2011, as compared to $505.7 million for fiscal 2010. We generated substantially all of our total revenues during fiscal 2011 from the optical communications, industrial lasers and sensors markets. Since fiscal 2008, our revenues from products for markets other than the optical communications market have increased substantially. Our revenues from lasers, sensors and other markets as a percentage of total revenues have increased from 7.9% for fiscal 2009, to 18.3% for fiscal 2010 to 20.9% for fiscal 2011. We expect that industrial lasers and sensors will represent an increasing portion of our revenues in the future. Because our share of the available business in the industrial lasers and sensors end-markets is presently small, we hope to grow our business in those end-markets in excess of industry growth forecasts.

We believe our ability to expand our relationships with existing customers and attract new customers is due to a number of factors, including our broad range of complex engineering and manufacturing service offerings, flexible low-cost manufacturing platform, process optimization capabilities, advanced supply chain management, excellent customer service and experienced management team. We expect the prices we charge for the products we manufacture for our customers to decrease over time due in part to competitive market forces. However, we believe we will be able to maintain favorable pricing for our services due to our ability to reduce cycle time, adjust our product mix by focusing on more complicated products, improve yields, and reduce material costs for the products we manufacture. We believe these capabilities have enabled us to help our OEM customers reduce their manufacturing costs while maintaining or improving the design, quality, reliability and delivery times for their products.

Revenues, by percentage, from individual customers representing 10% or more of our total revenues in the respective periods were as follows:

	Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009
JDS Uniphase Corporation	21%	16%	20%
Oclaro, Inc.#	17	17	20
Opnext, Inc.	10	14	11
Finisar Corporation	10	12	15
EMCORE Corporation	*	10	16

*	Less than 10% of total revenues in the period.
#	Pursuant to the merger of Avanex Corporation and Bookham, Inc. (both customers of Fabrinet) on April 27, 2009, Bookham, Inc. changed its name to Oclaro, Inc. These figures represent the combined revenues of Bookham, Inc. and Avanex Corporation.

During fiscal 2011 and fiscal 2010, we had four customers and five customers, respectively, that each contributed 10% or more of our total revenues, and such customers together accounted for 58% and 69%, respectively, of our total revenues during the periods. During fiscal 2009, we had five customers that each contributed 10% or more of our total revenues.

Revenues, Related Parties

Revenues, related parties, represents revenues from our manufacturing of optical communications products for JDS Uniphase Corporation (or JDSU) and Finisar Corporation (or Finisar), a classification required by Rule 4-08(k) of Regulation S-X under the Exchange Act. JDSU is classified as a related party for fiscal 2009 because it held 6.4% of our share capital on a fully diluted basis as of June 26, 2009. In fiscal 2010, JDSU participated in our initial public offering as a selling shareholder and sold 1,606,850 ordinary shares, which reduced its share ownership to 1.1% (fully diluted) as of June 25, 2010. Therefore, JDSU was no longer classified as a related party as of June 25, 2010. On July 6, 2010, JDSU sold all of its remaining 393,150 ordinary shares pursuant to the underwriters’ option to purchase additional shares. Our balance sheet as of June 25, 2010 does not reflect JDSU as a related party. However, as JDSU was considered a related party for most of fiscal 2010, our statement of operations for fiscal 2010 includes JDSU in revenues, related parties. As of August 29, 2008, Finisar was no longer classified as a related party because Frank H. Levinson, a member of our board of directors, terminated his service on Finisar’s board of directors in August 2008.

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

The percentage of our revenues generated from the bill-to location outside of North America has increased from 38.5% in fiscal 2009 to 56.4% in fiscal 2011, primarily as a result of increasing sales in Asia-Pacific and Europe. We expect that an increasing portion of our revenues will come from the bill-to location outside of North America in the future.

The following table presents total revenues, by percentage, by geographic regions:

	Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009
North America	43.6%	50.0%	61.5%
Asia-Pacific	37.3	39.0	34.3
Europe	19.1	11.0	4.2

	100.0%	100.0%	100.0%

Our Contracts

We enter into supply agreements with our customers that generally have an initial term of up to three years. Although there are no minimum purchase requirements in our supply agreements, our customers do provide us with rolling forecasts of their demand requirements. Our supply agreements generally include provisions for pricing and periodic review of pricing, consignment of our customer’s unique production equipment to us and sharing benefits from cost-savings derived from our efforts. We are generally required to purchase materials, which may include long lead-time materials, to meet the stated demands of our customers. After procuring materials, we manufacture products for our customers based on purchase orders that contain terms regarding product quantities, delivery locations and delivery dates. Our customers generally are obligated to purchase finished goods that we have manufactured according to their demand requirements. Materials that are not consumed by our customers within a specified period of time or are no longer required due to a product’s cancellation or end-of-life are typically designated as excess or obsolete inventory under our contracts. Once materials are designated as either excess or obsolete inventory, our customers are typically required to purchase such inventory from us even if they have chosen to cancel production of the related products.

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

We previously maintained an Employee Profit Sharing Plan, under which we allocated ten percent of our adjusted pre-tax profits to be distributed quarterly to our employees. A portion of the Employee Profit Sharing Plan was allocated to the Executive Bonus Plan and made available for our executive officers and senior management, collectively known as our senior staff. The remainder of the Employee Profit Sharing Plan was distributed to our employees as direct profit sharing and merit-based bonus compensation. The Employee Profit Sharing Plan was eliminated during the three months ended March 27, 2009. For fiscal 2011, the compensation committee of our board of directors approved a new executive incentive plan with quantitative objectives, based on achieving certain revenue and earnings per share milestones for the fiscal year, and qualitative objectives. Bonuses under the executive incentive plan are payable after the end of fiscal 2011. During fiscal 2011, merit-based bonus awards were also available to our non-senior staff. Charges included in cost of revenues for profit sharing and merit-based bonus distributions to employees under these plans were $1.7 million, $0, and $1.3 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Share-based compensation expense included in cost of revenues was $1.1 million, $0.3 million and $0.4 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, or SG&A expenses, primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including amounts previously paid under our Employee Profit Sharing Plan, research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense, and other general expenses not related to cost of revenues. In fiscal 2012, we expect our SG&A expenses to increase as we continue to respond to the requirements of being a public company, including increased expenses associated with: preparing and filing required reports under the U.S. securities laws; comprehensively documenting and assessing our system of internal controls and maintaining our disclosure controls and procedures as a result of the requirements of the Sarbanes-Oxley Act; competitively compensating our board of directors; and insuring against additional risks associated with being a public company.

Charges included in SG&A expenses for profit sharing and merit-based bonus compensation distributed to employees and senior staff were $2.7 million, $0 and $1.6 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Share-based compensation expense included in SG&A expenses was $2.3 million, $0.4 million and $0.4 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

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

Additional Financial Disclosures

Foreign Exchange

As a result of our international operations, we are exposed to foreign exchange risk arising from various currency exposures primarily with respect to the Thai baht and RMB. Although a majority of our total revenues is denominated in U.S. dollars, a substantial portion of our payroll as well as certain other operating expenses are incurred and paid in Thai baht. The exchange rates between the Thai baht and the U.S. dollar have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We report our financial results in U.S. dollars and our results of operations have been and may continue to be negatively impacted due to Thai baht appreciation against the U.S. dollar. Smaller portions of our expenses are incurred in a variety of other currencies, including RMB, Canadian dollars, Euros and Japanese yen, the appreciation of which may also negatively impact our financial results. In addition, we are exposed to foreign exchange risk in connection with the transaction we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011, containing a credit facility and cross currency swap arrangement, for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. The term loan is scheduled to be drawn down according to the following schedule: (1) $2 million on June 15, 2011, (2) $4 million on September 15, 2011, (3) $12 million on December 15, 2011 and (4) $12 million on March 15, 2012. Borrowings under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. Under the terms of the cross currency swap arrangement, amounts drawn in Thai baht are to be immediately converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum. Until we take the final drawdown under the credit facility, we will be required to recognize any fair market value gains and losses on the cross currency interest rate swap arrangement as we utilize the credit facility.

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

As of June 24, 2011 and June 25, 2010, we had outstanding foreign currency assets and liabilities in Thai baht and RMB as follows:

	June 24, 2011			June 25, 2010
	Currency	$	%	Currency	$	%
	(in thousands, except percentages)
Assets
Thai baht	425,872	13,904	50.9	291,608	8,995	52.9
RMB	85,478	13,411	49.1	50,723	7,993	47.1

		27,315	100.0		16,988	100.0

Liabilities
Thai baht	669,367	21,853	79.6	560,494	17,289	85.4
RMB	36,303	5,607	20.4	20,077	2,957	14.6

		27,460	100.0		20,246	100.0

The Thai baht assets represent cash and cash equivalents, accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 24, 2011, there was $30 million in selling forward contracts outstanding on the Thai baht payables and an undrawn committed loan in Thai baht equivalent to $28 million. As of June 25, 2010, there was $12.0 million in selling forward contracts and $6.5 million in option contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of June 24, 2011 and June 25, 2010, there was $4 million and $0 million, respectively, in selling RMB to U.S. dollar forward contracts.

As of June 24, 2011 and June 25, 2010, unrealized losses from fair market value of derivatives amounted to $1.0 million and $42,000, respectively.

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

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. While we did not receive any income tax incentive in our operations in Thailand for fiscal 2010, we began receiving a new tax exemption in July 2010 for a five-year period for income generated from new products manufactured at our Pinehurst Building 5. We do not currently qualify for any available tax incentives at our Fuzhou, PRC facility under the laws of the PRC.

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

Long-Lived Assets

We review property, plant and equipment for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. Recoverability of property and equipment is measured by comparing its carrying amount to the projected undiscounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment exceeds its fair value. As of the end of fiscal 2011, fiscal 2010 and fiscal 2009, there were no triggering events that required an assessment of our long-lived assets for impairment.

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

Inventory Valuation

Our inventories are stated at the lower of cost, on a first-in, first-out basis, or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or the financial position of our customers or changes in economic conditions may require additional provisions for inventories due to our customers’ inability to fulfill their contractual obligations. During fiscal 2011 and fiscal 2010, a change of 10% for excess and obsolete materials, based on product demand and production requirements from our customers, would have affected our net income in each period by approximately $0.2 million and $0.2 million, respectively.

Deferred Income Taxes

Our deferred income tax assets represent temporary differences between the carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize these deferred income tax assets. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If these estimates and related assumptions change in the future, we may be required to increase or decrease our valuation allowance against the deferred tax assets resulting in additional or lesser income tax expense. As of June 24, 2011 and June 25, 2010, we assessed all of our deferred tax assets as more likely than not to be realizable and, accordingly, did not have a valuation allowance against our deferred tax assets.

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

	Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009
	(in thousands)
Revenues
Revenues	$743,570	$424,548	$337,846
Revenues, related parties	—	81,164	101,895
Other	—	—	1,358

Total revenues	743,570	505,712	441,099
Cost of revenues	(648,823)	(441,370)	(383,058)

Gross profit	94,747	64,342	58,041
Selling, general and administrative expenses	(24,806)	(16,192)	(21,960)
Restructuring charges	—	—	(2,389)

Operating income	69,941	48,150	33,692
Interest income	494	327	756
Interest expense	(357)	(500)	(1,266)
Foreign exchange (loss) gain, net	(1,430)	(40)	360
Other income	216	153	—

Income before income taxes	68,864	48,090	33,542
Income tax	(4,535)	(3,767)	(2,238)

Net income	$64,329	$44,323	$31,304

The following table sets forth a summary of our consolidated statements of operations as a percentage of total revenues for the periods indicated.

	Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009
Revenues
Revenues	100.0%	84.0%	76.6%
Revenues, related parties	—	16.0	23.1
Other	—	—	0.3

Total revenues	100.0	100.0	100.0
Cost of revenues	(87.3)	(87.3)	(86.8)

Gross profit	12.7	12.7	13.2
Selling, general and administrative expenses	(3.3)	(3.2)	(5.0)
Restructuring charges	—	—	(0.6)

Operating income	9.4	9.5	7.6
Interest income	0.1	0.1	0.2
Interest expense	(0.1)	(0.1)	(0.3)
Foreign exchange (loss) gain, net	(0.2)	(0.1)	0.1
Other income	0.1	0.1	—

Income before income taxes	9.3	9.5	7.6
Income tax	(0.6)	(0.7)	(0.5)

Net income	8.7%	8.8%	7.1%

The following table sets forth our revenues by end market for the periods indicated.

	Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009
	(in thousands)
Optical communications	$587,818	$413,385	$406,322
Lasers, sensors, and other	155,752	92,327	34,777

Total	$743,570	$505,712	$441,099

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments are not accumulated.

Comparison of Year Ended June 24, 2011 to Year Ended June 25, 2010

Total revenues. Our total revenues increased by $237.9 million, or 47.0%, to $743.6 million for fiscal 2011, as compared to $505.7 million for fiscal 2010. This increase was the result of $174.4 million increase in our revenues from optical communications products, primarily reflecting the growth in optical switching, higher speed transmission devices and tunable devices, and $63.5 million increase in our revenues from non-optical communications products, primarily reflecting the growth of our programs for industrial laser and sensor customers, primarily related to medical equipment and automotive devices. Revenues from optical communications products represented 79.1% of our total revenues for fiscal 2011, as compared to 81.7% for fiscal 2010. As of June 25, 2010, JDS Uniphase Corporation was no longer classified as a related party. For fiscal 2011, revenues from the sales of products to JDS Uniphase Corporation was no longer recorded as revenues, related parties due to a reduction of share ownership through JDSU’s participation in our initial public offering as a selling shareholder.

Cost of revenues. Our cost of revenues increased by $207.5 million, or 47.0%, to $648.8 million, or 87.3% of total revenues, for fiscal 2011, as compared to $441.4 million, or 87.3% of total revenues, for fiscal 2010. The increase in absolute dollars was primarily due to higher volumes of materials used in our production in fiscal

2011. Additionally, cost of revenues for fiscal 2010 was reduced by $5.0 million primarily as a result of the recovery of the costs of obsolete inventory from a customer and the reversal of certain long outstanding payables with expiring statute of limitations. Cost of revenues also included share-based compensation expense of $1.1 million for fiscal 2011, as compared to $0.3 million for fiscal 2010.

Gross profit. Our gross profit increased by $30.4 million, or 47.3%, to $94.7 million, or 12.7% of total revenues, for fiscal 2011, as compared to $64.3 million, or 12.7% of total revenues, for fiscal 2010.

SG&A expenses. Our SG&A expenses increased by $8.6 million, or 53.2%, to $24.8 million, or 3.3% of total revenues, for fiscal 2011, as compared to $16.2 million, or 3.2% of total revenues, for fiscal 2010. Our SG&A expenses increased in absolute dollars during fiscal 2011 as compared to fiscal 2010 due primarily to the recognition of accrued bonuses of $2.6 million in connection with our fiscal 2011 executive incentive plan, which was adopted in October 2010, the recognition of $1.1 million in costs associated with operating and reporting as a public company, the recognition of $0.6 million in expenses in connection with our secondary public offering in March 2011, and the recognition of $0.4 million of severance and other expenses in connection with an executive’s separation from the Company in February 2011. We also recorded stock-based compensation charges of $2.3 million for fiscal 2011, as compared to $0.4 million for fiscal 2010.

Operating income. Our operating income increased by $21.8 million to $70.0 million, or 9.4% of total revenues, for fiscal 2011, as compared to $48.2 million, or 9.5% of total revenues, for fiscal 2010.

Interest income. Our interest income increased by $0.2 million to $0.5 million, for fiscal 2011, as compared to $0.3 million for fiscal 2010, primarily due to an increase in cash balances.

Interest expense. Our interest expense decreased by $0.1 million to $0.4 million for fiscal 2011, as compared to $0.5 million for fiscal 2010. The decrease was primarily due to decreases in our long-term loan interest rates and the repayment of $6.0 million of our long-term loans.

Income before income taxes. We recorded income before income tax expenses of $68.9 million for fiscal 2011, as compared to $48.1 million for fiscal 2010.

Provision for income tax. Our provision for income tax reflects an effective tax rate of 6.6% for fiscal 2011, as compared to an effective tax rate of 7.8% for fiscal 2010. The decrease in effective tax rate in fiscal 2011 as compared to fiscal 2010 was due to an income tax exemption from the Thailand Board of Investment relating to income from Pinehurst Building 5 of $1.2 million.

Net income. Our net income increased to $64.3 million, or 8.7% of total revenues, for fiscal 2011, as compared to $44.3 million, or 8.8% of total revenues, for fiscal 2010, an increase of $20.0 million, or 45.1%.

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

SG&A expenses. Our SG&A expenses decreased by $5.8 million, or 26.3%, to $16.2 million, or 3.2% of total revenues, for fiscal 2010, as compared to $22.0 million, or 5.0% of total revenues, for fiscal 2009. Our SG&A expenses decreased in absolute dollars during fiscal 2010 as compared to fiscal 2009 due primarily to the recognition, during fiscal 2009, of accrued legal, accounting, printing and consulting expenses of $4.0 million incurred in connection with our prior efforts to sell our ordinary shares in an initial public offering during calendar years 2007 and 2008. Our SG&A expenses also decreased in absolute dollars during fiscal 2010, as compared to fiscal 2009, by $1.4 million due to the termination of our Executive Bonus Plan in March 2009. We also recorded stock-based compensation charges of $0.4 million for fiscal 2010, as compared to $0.4 million for fiscal 2009.

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

Net income. Our net income increased to $44.3 million, or 8.8% of total revenues, for fiscal 2010, as compared to $31.3 million, or 7.1% of total revenues, for fiscal 2009, an increase of $13.0 million, or 41.6%. No income from production wind-down and transfer agreements was included in net income for fiscal 2010, as compared to $1.4 million of income from production wind-down and transfer agreements, or 0.3% of total revenues, included in net income for fiscal 2009. Net income for fiscal 2009 was reduced by $4.0 million of expenses incurred in connection with our prior efforts to sell our ordinary shares in an initial public offering during calendar years 2007 and 2008.

Liquidity and Capital Resources

To date, we have primarily financed our operations through the sale of ordinary shares to investors in March 2000, the sale of our ordinary shares in our initial public offering in June 2010, cash flow from operations and commercial loans. As of June 24, 2011, we had approximately $127.3 million in cash and cash equivalents and approximately $16.4 million of outstanding debt. As of June 25, 2010, we had approximately $84.9 million in cash and cash equivalents and approximately $20.4 million of outstanding debt. The increase in our cash and cash equivalents was primarily due to net proceeds from our initial public offering of $26.3 million.

Our cash and cash equivalents primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less which are placed with banks and other financial institutions. For fiscal 2011 and fiscal 2010, the weighted average interest rate on our cash and cash equivalents was 0.6% and 0.4%, respectively.

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

In June 2010, we entered into an agreement to purchase land in Thailand for the construction of Pinehurst Building 6. The land purchase was completed in August 2010, and we expect to complete construction of Building 6 in the first quarter of calendar year 2012. We believe that our current manufacturing capacity is sufficient to meet anticipated production requirements pending the completion of Building 6. We maintain a long-term credit facility that will come due within the next 5 months and a long-term credit facility that will come due within the next 44 months, both of which are associated with prior construction of production facilities at our Pinehurst campus in Thailand. In June 2011, we made the first drawdown of $2 million under a long-term credit facility to support construction of Building 6. This loan will come due within the next 69 months. We anticipate that our internally generated working capital will be adequate to repay these obligations.

The following table shows our net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods indicated:

	Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009
	(in thousands)
Net cash provided by operating activities	$41,282	$17,846	$80,357
Net cash used in investing activities	(23,590)	(10,718)	(7,187)
Net cash provided by (used in) financing activities	23,886	(37,298)	(13,836)
Net increase (decrease) in cash and cash equivalents	41,578	(30,170)	59,334
Cash and cash equivalents, beginning of period	84,942	114,845	55,682
Cash and cash equivalents, end of period	127,282	84,942	114,845

Operating Activities

Net cash provided by operating activities increased by $23.5 million, or 131.3%, to $41.3 million for fiscal 2011, as compared to net cash provided by operating activities of $17.8 million for fiscal 2010. The increase in net cash from operations for fiscal 2011 was primarily due to increase in net income for the year.

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

Investing Activities

Net cash used in investing activities increased by $12.9 million to $23.6 million for fiscal 2011, as compared to $10.7 million for fiscal 2010. The increase in net cash used in investing activities was primarily related to additional payments for the purchase of land for Pinehurst Building 6, construction in progress for Pinehurst Building 6 and the purchase of new equipment.

Net cash used in investing activities increased by $3.5 million to $10.7 million for fiscal 2010, as compared to $7.2 million for fiscal 2009. This increase in net cash used in investing activities was primarily related to capital expenditures for capital equipment and facilities, which included $2.2 million deposited toward the purchase of land for Pinehurst Building 6.

Financing Activities

Net cash provided by financing activities increased by $61.2 million to $23.9 million for fiscal 2011, as compared to net cash used in financing activities of $37.3 million for fiscal 2010. This increase in net cash provided by financing activities was primarily due to net proceeds from our initial public offering of $26.3 million in fiscal 2011, as compared to a dividend payment of $30.8 million to shareholders in fiscal 2010.

Net cash used in financing activities increased by $23.5 million to $37.3 million for fiscal 2010, as compared to $13.8 million for fiscal 2009. This increase in net cash used in financing activities was primarily due to a dividend payment of $30.8 million to shareholders in fiscal 2010, as compared to a dividend payment of $10.1 million to shareholders in fiscal 2009.

Contractual Obligations

The following table sets forth certain of our contractual obligations as of June 24, 2011:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$16,377	$4,398	$8,136	$3,543	$300
Interest expense obligation(1)	707	290	341	71	5
Operating lease obligations	4,919	1,874	2,973	72	—
Severance liabilities	4,478	196	226	191	3,865
Provision for uncertain income tax position	1,703	—	1,703	—	—
Construction commitments	24,062	24,062	—	—	—

Total	$52,246	$30,820	$13,379	$3,877	$4,170

(1)	Interest expense obligation reflects the variable interest rates on long-term debt obligations using interest rates as of June 24, 2011. The interest rates ranged between 1.8% and 3.0%. For further discussion of long-term debt obligations, see Note 12 of our audited consolidated financial statements.

In June 2010, we entered into an agreement to purchase land in Thailand for the purpose of constructing a new facility that will be known as Pinehurst Building 6, and we paid approximately $2.2 million as a deposit. In August 2010, we paid the balance of approximately $5.2 million and title was transferred to us. The total cost to construct the facility is expected to be approximately $29.7 million. We expect to complete construction of Pinehurst Building 6 in the first quarter of calendar year 2012.

As of June 24, 2011, our long-term debt obligations consisted of three loan agreements and our aggregate outstanding borrowings under these agreements were approximately $16.4 million. Two of these three loans are secured by certain property, plant and equipment and prescribe maximum ratios of debt to equity, and minimum levels of debt service coverage ratios (i.e., earnings before interest expenses and depreciation and amortization plus cash on hand minus short-term debts divided by current portion of long-term debts plus interest expenses). These financial ratio covenants could restrict our ability to incur additional indebtedness and limit our ability to use our cash. Our long-term debt obligations also include customary events of default.

As of June 24, 2011, we were in compliance with our long-term loan agreements. Nonetheless, in the event of a default on these loans or a breach of a financial ratio covenant, the lenders may immediately cancel the loan agreements, deem the full amount of the outstanding indebtedness immediately due and payable, charge us interest on a monthly basis on the full amount of the outstanding indebtedness and, if we cannot repay all of our outstanding obligations, sell the assets pledged as collateral for the loans in order to fulfill our obligations to the lenders. We may also be held responsible for any damages and related expenses incurred by the lender as a result of any default.

We have entered into short-term lending arrangements that are unused but available as needed. As of June 24, 2011, unused borrowing capacity available under short-term banking facilities totaled $50.5 million.

As of June 24, 2011, we also had certain operating lease arrangements where the lease payments are calculated based on specified formulas. Our rental expenses under these leases were $1.9 million, $1.8 million and $1.7 million for fiscal 2011, fiscal 2010 and fiscal 2009, respectively.

Capital Expenditures

The following table sets forth our capital expenditures, which include amounts for which payments have been accrued, for the periods indicated.

	Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009
	(in thousands)
Capital expenditures	$27,023	$11,889	$4,871

Our capital expenditures for fiscal 2011 principally consisted of payments of the remaining balance for the purchase of land for Pinehurst Building 6, investments in the construction of Building 6 and investment in equipment in our manufacturing facilities. Our capital expenditures for fiscal 2010 principally consisted of investments in capital equipment, software and hardware and facilities, which included a $2.2 million deposit toward the purchase of land for Pinehurst Building 6. Our capital expenditures for fiscal 2009 principally consisted of investments in equipment in our manufacturing facilities. During fiscal 2012, we expect to purchase additional equipment for our manufacturing facilities, including Pinehurst Building 6. In addition to capital expenditures, we have certain future cash needs for our planned increases in sales, marketing, promotional and workforce expenses.

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

Interest Rate Risk

We had cash and cash equivalents totaling $127.3 million, $84.9 million and $114.8 million as of June 24, 2011, June 25, 2010 and June 26, 2009, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during fiscal 2011 and fiscal 2010, our interest income would have decreased by approximately $88,000 and $70,000, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate, or SIBOR, and the London Inter-Bank Offered Rate, or LIBOR, plus an additional margin, depending on the respective lending institutions. If the SIBOR and the LIBOR had increased by 100 basis points during fiscal 2011 and fiscal 2010, our interest expense would have increased by approximately $0.2 million and $0.2 million, respectively, assuming consistent borrowing levels.

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

In addition, we are exposed to foreign exchange risk in connection with the transaction we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011, containing a credit facility and cross currency swap arrangement, for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency swaps with a notional amount of $30 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. The term loan is scheduled to be drawn down according to the following schedule: (1) $2 million on June 15, 2011, (2) $4 million on September 15, 2011, (3) $12 million on December 15, 2011 and (4) $12 million on March 15, 2012. Borrowings under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. Under the terms of the cross currency interest rate swap arrangement, amounts drawn in Thai baht are to be immediately converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum. Until we take the final drawdown under the credit facility, we will be required to recognize any fair market value gains and losses on the cross currency interest rate swap arrangement as we utilize the credit facility.

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to three months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign currency losses of $1.4 million during fiscal 2011 and foreign currency losses of $40,000 during fiscal 2010. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB as of June 24, 2011 and June 25, 2010 would have resulted in a decrease in our net dollar position of approximately $0.02 million and $0.4 million, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of June 24, 2011, our cash and cash equivalents were held in financial instruments of a small number of banks and other financial institutions having credit ratings of A minus or above as determined by Fitch Ratings. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Fabrinet

Supplementary Financial Data

Selected Quarterly Financial Data (unaudited) for the Years Ended June 24, 2011 and June 25, 2010	87

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the company as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 24, 2011.

PricewaterhouseCoopers ABAS Ltd., an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of June 24, 2011, as stated in their report on page 53 of this report.

/s/ David T. Mitchell	/s/ Mark J. Schwartz
David T. Mitchell	Mark J. Schwartz
Chief Executive Officer and Chairman of the Board	Executive Vice President, Chief Financial Officer
August 31, 2011	and Secretary
August 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fabrinet

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Fabrinet and its subsidiaries (the “Group”) as of June 24, 2011 and June 25, 2010, and the results of their operations and their cash flows for each of the years ended June 24, 2011, June 25, 2010 and June 26, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 24, 2011, based on criteria established in Internal control – Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits which was an integrated audit in 2011. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers ABAS Ltd.

PricewaterhouseCoopers ABAS Ltd.

Bangkok, Thailand

August 31, 2011

FABRINET

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	June 24, 2011	June 25, 2010
Assets
Current assets
Cash and cash equivalents	$127,282	$84,942
Receivable from initial public offering	—	26,319
Trade accounts receivable, net	117,705	101,514
Inventories, net	106,467	98,146
Investment in leases	448	12
Deferred income taxes	1,308	696
Deposit for land purchase	—	2,162
Prepaid expenses and other current assets	4,466	2,535

Total current assets	357,676	316,326

Non-current assets
Property, plant and equipment, net	75,410	57,651
Intangibles, net	892	1,220
Investment in leases	1,163	20
Deferred income taxes	1,953	1,626
Deposits and other non-current assets	681	582

Total non-current assets	80,099	61,099

Total assets	$437,775	$377,425

Liabilities and Shareholders’ Equity
Current liabilities
Long-term loans from banks, current portion	$4,398	$6,008
Trade accounts payable	92,563	102,977
Construction payable	2,475	—
Income tax payable	2,914	2,521
Accrued payroll, profit sharing and related expenses	7,677	3,895
Accrued expenses	3,986	3,567
Other payables	3,796	5,935

Total current liabilities	117,809	124,903

Non-current liabilities
Long-term loans from banks, non-current portion	11,979	14,377
Severance liabilities	4,478	3,456
Other non-current liabilities	1,982	2,526

Total non-current liabilities	18,439	20,359

Total liabilities	136,248	145,262

Commitments and contingencies (Note 20)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of June 24, 2011 and June 25, 2010)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 34,207,579 shares and 33,751,730 shares issued and outstanding as of June 24, 2011 and June 25, 2010, respectively)	342	337
Additional paid-in capital	59,816	54,786
Retained earnings	241,369	177,040

Total shareholders’ equity	301,527	232,163

Total Liabilities and Shareholders’ Equity	$437,775	$377,425

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(in thousands of U.S. dollars)	June 24, 2011	June 25, 2010	June 26, 2009
Revenues
Revenues	$743,570	$424,548	$337,846
Revenues, related parties	—	81,164	101,895
Income from production wind-down and transfer agreements, related party	—	—	1,358

Total revenues	743,570	505,712	441,099
Cost of revenues	(648,823)	(441,370)	(383,058)

Gross profit	94,747	64,342	58,041
Selling, general and administrative expenses	(24,806)	(16,192)	(21,960)
Restructuring charges	—	—	(2,389)

Operating income	69,941	48,150	33,692
Interest income	494	327	756
Interest expense	(357)	(500)	(1,266)
Foreign exchange (loss)/gain, net	(1,430)	(40)	360
Other income	216	153	—

Income before income taxes	68,864	48,090	33,542
Income taxes	(4,535)	(3,767)	(2,238)

Net income	$64,329	$44,323	$31,304

Earnings per share
Basic	$1.90	$1.44	$1.03
Diluted	$1.87	$1.41	$1.00
Weighted average number of ordinary shares outstanding
(thousands of shares)
Basic	33,922	30,854	30,360
Diluted	34,407	31,369	31,183

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Ordinary Share		Additional Paid-in Capital	Warrants	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 27, 2008	30,044,797	$300	$27,915	$34	$142,316	$170,565
Net income	—	—	—	—	31,304	31,304
Share-based compensation expense related to the Amended and Restated 1999 Share Option Plan	—	—	837	—	—	837
Shares issued under the Amended and Restated 1999 Share Option Plan	557,650	6	847	—	—	853
Shares issued upon exercise of warrant	34,175	—	34	(34)	—	—
Dividends to shareholders	—	—	—	—	(10,054)	(10,054)

Balances at June 26, 2009	30,636,622	$306	$29,633	$—	$163,566	$193,505
Net income	—	—	—	—	44,323	44,323
Shares issued pursuant to initial public offering, net of offering costs	2,830,000	28	24,017	—	—	24,045
Share-based compensation expense related to the Amended and Restated 1999 Share Option Plan	—	—	655	—	—	655
Shares issued under the Amended and Restated 1999 Share Option Plan	285,108	3	481	—	—	484
Dividends to shareholders	—	—	—	—	(30,849)	(30,849)

Balances at June 25, 2010	33,751,730	$337	$54,786	$—	$177,040	$232,163
Net income	—	—	—	—	64,329	64,329
Share-based compensation expense related to the Amended and Restated 1999 Share Option Plan and the 2010 Performance Incentive Plan	—	—	3,460	—	—	3,460
Shares issued under the Amended and Restated 1999 Share Option Plan and the 2010 Performance Incentive Plan	455,849	5	1,570	—	—	1,575

Balances at June 24, 2011	34,207,579	$342	$59,816	$—	$241,369	$301,527

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in thousands of U. S. dollars)	June 24, 2011	June 25, 2010	June 26, 2009
Cash flows from operating activities
Net income for the year	$64,329	$44,323	$31,304
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and impairment losses	8,696	7,705	8,212
Amortization of intangibles	499	504	515
(Gain)/write-off on disposal of property, plant and equipment	(10)	3	27
Allowance for doubtful accounts and warranties	90	71	(94)
Unrealized (gain) loss on exchange rate and fair value of derivative	215	(329)	(727)
Share-based compensation	3,460	655	837
Deferred income tax	(939)	(464)	626
Amortization of deferred revenues	—	—	(1,358)
Provision for uncertain tax position and severance liabilities, net of payments	464	646	57
Inventory obsolescence	15	(1,113)	(431)
Write-off security offering costs	—	—	4,044
Changes in operating assets and liabilities
Trade accounts receivable	(16,229)	(49,756)	14,339
Trade accounts receivable, related parties	—	12,264	18,171
Inventories	(8,336)	(49,192)	21,666
Other current assets and non-current assets	(1,998)	(3,040)	1,458
Trade accounts payable	(10,414)	51,957	(3,183)
Trade accounts payable, related parties	—	(2,557)	(9,548)
Other payable, related party	—	—	(58)
Income tax payable	393	1,657	(1,319)
Other current liabilities and non-current liabilities	1,047	4,512	(4,181)

Net cash provided by operating activities	41,282	17,846	80,357

Cash flows from investing activities
Purchase of property, plant and equipment	(22,309)	(8,224)	(7,097)
Deposit for land purchase	—	(2,162)	—
Purchase of intangibles	(110)	(380)	(186)
Purchase of assets for lease under direct financing leases	(1,624)	(3)	(17)
Proceeds from direct financing leases	324	33	71
Proceeds from disposals of property, plant and equipment	129	18	42

Net cash used in investing activities	(23,590)	(10,718)	(7,187)

Cash flows from financing activities
Receipts from long-term loans from banks	2,000	1,000	4,000
Repayments of long-term loans from banks	(6,008)	(7,933)	(6,257)
Installment payments for production wind-down and transfer agreements and acquisitions	—	—	(2,355)
Repayment of capital lease liabilities	—	—	(23)
Proceeds from initial public offering, net	26,319	—	—
Proceeds from issue of ordinary shares under employee share option plan	1,575	484	853
Payment of dividends to shareholders	—	(30,849)	(10,054)

Net cash provided by (used in) financing activities	23,886	(37,298)	(13,836)

Net increase (decrease) in cash and cash equivalents	$41,578	$(30,170)	$59,334

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	$84,942	$114,845	$55,682
Increase (decrease) cash and cash equivalents	41,578	(30,170)	59,334
Effect of exchange rate on cash and cash equivalents	762	267	(171)

Cash and cash equivalents at end of period	$127,282	$84,942	$114,845

Supplemental disclosures
Cash paid for
Interest	$353	$535	$1,249
Taxes	5,254	2,584	2,909
Cash received for interest	477	345	812

Noncash financing activity
Receivable from initial public offering	—	26,319	—
Construction payable	2,475	—	—

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars, except as noted otherwise)

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

The Company has the following direct and indirect subsidiaries:

•	Fabrinet Co., Ltd., (“Fabrinet Thailand”) incorporated in Thailand on September 27, 1999;

•	Fabrinet USA, Inc., incorporated in the U.S. in the State of California on October 12, 1999;

•	FBN New Jersey Manufacturing, Inc., incorporated in the U.S. in the State of Delaware on May 11, 2005;

•	Fabrinet China Holdings, incorporated in Mauritius, and CASIX Inc., incorporated in the People’s Republic of China, were both acquired on May 29, 2005;

•	Fabrinet Pte., Ltd., incorporated in Singapore on November 14, 2007; and

•	Fabrinet AB, incorporated in Sweden on September 29, 2010.

Asia Pacific Growth Fund III, L.P. held 26.5%, 46.1% and 57.3% of the Company’s share capital (fully diluted) as of June 24, 2011, June 25, 2010 and June 26, 2009, respectively.

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

Fiscal years

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30. Historically, for comparative presentation purposes, the Company used a dating convention where its consolidated financial statements and notes were shown as ending on June 30. Beginning with the first quarter of fiscal year 2009, the Company changed its dating convention to use the actual closing dates for all periods presented in its consolidated financial statements and accompanying notes. This change had no impact on the Company’s financial position, results of operations, and cash flows for any of the periods presented.

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

As of June 24, 2011, the Group’s cash and cash equivalents were held in financial instruments of banks with credit ratings of A minus or above. The Group had five customers that each contributed to 10% or more of its total accounts receivable as of June 24, 2011 and June 25, 2010.

Accounts receivable include amounts due from companies which are monitored by the Group for credit worthiness. Management has implemented a program to closely monitor near term cash collection and credit exposures and believes no material loss will be incurred.

Accounts receivable from individual customers that were equal to or greater than 10% of accounts receivable as of June 24, 2011 and June 25, 2010 were as follows:

	June 24, 2011	June 25, 2010
JDS Uniphase Corporation	23%	16%
Oclaro, Inc.	14	16
EMCORE Corporation	11	13
Opnext, Inc.	10	12
Finisar Corporation	10	10

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by the standard costing method which approximates actual costs computed on a first-in, first-out basis not in excess of net realizable market value. Market value is the estimated selling price in the ordinary course of business, less the costs of completion and selling expenses. The Group assesses the valuation of inventory on a quarterly basis and writes down the value for estimated excess and obsolete inventory based upon estimates of future demand.

Operating leases

Payments made under operating leases are charged on a straight-line basis over the lease term.

Investment in leases

The Company uses the direct finance method of accounting to record its direct financing leases and related interest income. At the inception of a lease, the Company records as an asset the aggregate future minimum lease payments receivable, plus the estimated residual value of the leased equipment, less unearned lease income.

Residual values generally reflect the estimated amounts to be received at lease termination from lease extensions, sales or other dispositions of leased equipment. Estimates are based on management’s experience.

Unearned lease income is the amount by which the total lease receivable plus the estimated residual value exceeds the cost of the equipment. Unearned lease income is recognized as revenue over the lease term using the effective interest method.

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

The Group entered into three production wind-down and transfer agreements with an existing customer during fiscal 2005 and 2006. The Group recorded income from production wind-down and transfer agreements of $0, $0 and $1,358 for the years ended June 24, 2011, June 25, 2010 and June 26, 2009, respectively.

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

Under FASB ASC 740, a company recognizes a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” in FASB ASC 740 refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The accounting interpretation also provides guidance on measurement methodology, derecognition thresholds, financial statement classification and disclosures, recognition of interest and penalties, and accounting for the cumulative-effect adjustment at the date of adoption.

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

Severance liabilities

Under labor protection laws applicable in Thailand and under the Fabrinet Thailand employment policy, all employees of Fabrinet Thailand with more than 120 days of service are entitled to severance pay on forced termination or retrenchment or in the event that the employee reaches the retirement age of 55. The entitlement to severance pay is determined according to an employee’s individual employment tenure with the Group and is subject to a maximum benefit of 10 months of salary unless otherwise agreed upon in an employee’s employment contract. The Group accounts for this severance liability on an actuarial basis using the Projected Unit Credit Method, using the long-term Thai government bond yield as a discount rate. There are no separate plan assets held in respect of this liability.

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

Warranty cost allowances of $52, $46 and $(29) were recognized in the consolidated statements of operations for the years ended June 24, 2011, June 25, 2010 and June 26, 2009, respectively.

Shipping and handling costs

The Group records costs related to shipping and handling in cost of revenues for all periods presented.

Share-based compensation

Grants of share-based awards are accounted for under provision of FASB ASC Topic 718, Compensation-Stock Compensation (“FASB ASC 718”). Share-based compensation is recognized in the financial statements based on grant-date fair value. The Company estimates the fair value of share-based awards utilizing the Black-Scholes-Merton (“BSM”) option-pricing model.

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

In June 2011, the FASB issued the Accounting Standards Update No. 2011-05—Comprehensive Income (Topic 220)—Presentation of Comprehensive Income. Under the amendments to Topic 220, Comprehensive Income, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company will adopt this guidance in the first quarter of fiscal year 2013, and is currently evaluating the impact, if any, the guidance will have on its consolidated financial statements.

In May 2011, the FASB issued the Accounting Standards Update No. 2011-04—Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective during interim or annual periods beginning after December 15, 2011. Early application is not permitted. The Company will adopt this guidance in the third quarter of fiscal year 2012, and is currently evaluating the impact, if any, the guidance will have on its consolidated financial statements.

In April 2011, the FASB issued the Accounting Standards Update No. 2011-03—Transfers and Servicing (Topic 860)—Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met: 1. The financial assets to be repurchased or redeemed are the same or substantially the same as those transferred. 2. The agreement is to repurchase or redeem them before maturity, at a fixed or determinable price. 3. The agreement is entered into contemporaneously with, or in contemplation of, the transfer. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The Company will adopt this guidance in the third quarter of fiscal year 2012, and is currently evaluating the impact, if any, the guidance will have on its consolidated financial statements.

In April 2011, the FASB issued the Accounting Standards Update No. 2011-02—Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011. The Company will adopt this guidance in the first quarter of fiscal year 2012, and is currently evaluating the impact, if any, the guidance will have on its consolidated financial statements.

In December 2010, the FASB issued the Accounting Standards Update No. 2010-29—Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information of Business Combinations (a consensus of the FASB Emerging Issues Task Force). The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will adopt this guidance in the first quarter of fiscal year 2012, and is currently evaluating the impact, if any, the guidance will have on its consolidated financial statements.

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

Income of the Company exempted from corporate income tax in the Cayman Islands amounted to $51,554, $40,738 and $24,887 in the years ended June 24, 2011, June 25, 2010 and June 26, 2009, respectively.

Thailand

Fabrinet Co., Ltd., the Company’s wholly-owned direct subsidiary, is where the majority of operations and production takes place, and has the applicable income tax rate of 30%. From July 2010 through June 2015, the Company is not subject to tax on income earned from the operation of Building 5 in Thailand as the Company has been granted an investment promotion privilege for Building 5.

People’s Republic of China

CASIX, the Company’s wholly owned indirect subsidiary, has the applicable income tax rate of 25%.

The Group’s income tax expense consisted of the following:

	Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009
Current	$5,168	$4,304	$1,612
Deferred	(633)	(537)	626

Total income tax expense	$4,535	$3,767	$2,238

The reconciliation between the Group’s taxes that would arise by applying the basic tax rate of the country of the Group’s principal operations, Thailand, to the Group’s effective tax charge is shown below:

	Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009
Income before income taxes	$68,864	$48,090	$33,542

Tax calculated at a corporate income tax rate of 30%	20,659	14,427	10,063
Effect of income taxes from locations with tax rates different from Thailand	(334)	(189)	(182)
Income not subject to tax *	(15,986)	(10,674)	(7,466)
Income tax on unremitted earnings	472	107	152
Others	(276)	96	(329)

Corporate income tax charge	$4,535	$3,767	$2,238

*	Income not subject to taxes relates to income earned in the Cayman Islands and income subject to investment promotion privilege for Building 5, from July 2010 through June 2015. Income not subject to tax per ordinary share on a diluted basis (in dollars) was $0.46, $0.34 and $0.24 for the years ended June 24, 2011, June 25, 2010 and June 26, 2009, respectively.

As of June 24, 2011, there was no tax loss carried forward.

The Group’s deferred tax assets and deferred tax liabilities at each balance sheet date are as follows:

	Year Ended
	June 24, 2011	June 25, 2010
Deferred tax assets:
Depreciation	$1,408	$1,346
Severance liability	566	289
Reserve and allowance	1,126	813
Others	253	—

Total deferred tax assets	$3,353	$2,448

	Year Ended
	June 24, 2011	June 25, 2010
Deferred tax liabilities:
Deferred cost of service and expense	(68)	(113)
Others	(24)	(13)

Total deferred tax liabilities	$(92)	$(126)

Net deferred tax assets	$3,261	$2,322

Current deferred income tax assets and liabilities and non-current deferred income tax assets and liabilities are offset when the income taxes relate to the same tax jurisdiction. The following amounts are shown in the consolidated balance sheets:

	Year Ended
	June 24, 2011	June 25, 2010
Deferred income tax assets — current	$1,382	$813
Deferred income tax liabilities — current	(74)	(117)

Current deferred income tax — net	1,308	696

Deferred income tax assets — non current	1,971	1,635
Deferred income tax liabilities — non current	(18)	(9)

Non current deferred income tax — net	1,953	1,626

Net deferred income tax assets	$3,261	$2,322

Income tax liabilities have not been established for withholding tax and other taxes that would be payable on the unremitted earnings of Fabrinet Thailand. Such amounts of Fabrinet Thailand are permanently reinvested; unremitted earnings for Fabrinet Thailand totaled $21,046 and $14,089 as of June 24, 2011 and June 25, 2010, respectively. Unrecognized deferred tax liabilities for such unremitted earnings were $2,265 and $1,932 as of June 24, 2011 and June 25, 2010, respectively. Deferred tax liabilities of $1,056 and $271 have been established for withholding tax on the unremitted earnings of CASIX Inc. and were included as part of income tax payable as of June 24, 2011 and June 25, 2010, respectively.

Uncertain income tax positions

Effective July 1, 2007, the Company implemented FASB ASC Topic 740, Income Taxes (“FASB ASC 740”). Interest and penalties related to uncertain tax positions are recognized in income tax expense. The Company had approximately $579 and $721 of accrued interest and penalties related to uncertain tax positions on the consolidated balance sheets as of June 24, 2011 and June 25, 2010, respectively. The Company (reversed) recorded interest and penalties of ($141), ($73) and $101 for the years ended June 24, 2011, June 25, 2010 and June 26, 2009, respectively, through the consolidated statements of operations. With regard to the Thailand jurisdiction, tax years 2006 through 2010 remain open to examination by the local authorities.

The following table indicates the changes to the Company’s unrecognized tax benefits for the years ended June 24, 2011, June 25, 2010 and June 26, 2009 included in other non-current liabilities.

	June 24, 2011	June 25, 2010	June 26, 2009
Beginning balance	$1,540	$1,551	$1,737
Additions during the year	—	—	—
Additions for tax positions of prior years	—	450	—
Reductions for tax positions of prior years	(416)	(461)	(186)

Ending balance	$1,124	$1,540	$1,551

4.	Earnings per ordinary share

Basic earnings per ordinary share are computed by dividing reported net income by the weighted average number of ordinary shares outstanding during each period.

	Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009
Net income attributable to shareholders	$64,329	$44,323	$31,304
Weighted average number of ordinary shares outstanding (thousands of shares)	33,922	30,854	30,360

Basic earnings per ordinary share (in dollars)	$1.90	$1.44	$1.03

Diluted earnings per ordinary share are computed by dividing reported net income by the weighted average number of ordinary shares and dilutive ordinary equivalent shares outstanding during each period. Dilutive ordinary equivalent shares consist of share options and restricted shares. Diluted earnings per ordinary share is calculated as follows:

	Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009
Net income used to determine diluted earnings per ordinary share	$64,329	$44,323	$31,304
Weighted average number of ordinary shares outstanding (thousands of shares)	33,922	30,854	30,360
Adjustment for incremental shares arising from assumed exercise of share options (thousands of shares)	485	515	823

Weighted average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	34,407	31,369	31,183

Diluted earnings per ordinary share (in dollars)	$1.87	$1.41	$1.00

5.	Fair Value

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The following table sets forth the Company’s applicable liabilities measured at fair value on a recurring basis as of June 24, 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Liabilities
Derivative liabilities	—	966	—	966

Total liabilities measured at fair value	$—	$966	$—	$966

The above derivative liabilities are classified in accrued expenses on the consolidated balance sheet.

The following table sets forth the Company’s applicable assets measured at fair value on a recurring basis as of June 25, 2010:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Derivative assets	—	42	—	42

Total assets measured at fair value	$—	$42	$—	$42

The above derivative assets are classified in other current assets on the consolidated balance sheet.

6.	Cash and cash equivalents

	June 24, 2011	June 25, 2010
Cash at banks and on hand	$32,686	$28,900
Short-term bank deposits	94,596	56,042

Total cash and cash equivalents	$127,282	$84,942

The weighted average effective interest rate on short term bank deposits was 0.59% and 0.42% per annum for the years ended June 24, 2011 and June 25, 2010, respectively.

7.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts for the years ended June 24, 2011, June 25, 2010 and June 26, 2009 were as follows:

	Balance at beginning of period	Charged to expense / (credited to income)	Balance at end of period
Year ended June 24, 2011	$41	$38	$79
Year ended June 25, 2010	$16	$25	$41
Year ended June 26, 2009	$81	$(65)	$16

8.	Inventories

	June 24, 2011	June 25, 2010
Raw materials	$47,172	$44,075
Work in progress	46,190	38,458
Finished goods	9,651	6,637
Goods in transit	5,656	11,163

	108,669	100,333
Less: Inventory obsolescence	(2,202)	(2,187)

Inventories, net	$106,467	$98,146

9.	Investment in leases

Investment in direct financing leases primarily consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of June 24, 2011 and June 25, 2010:

	June 24, 2011	June 25, 2010
Total minimum lease payments receivable	$2,026	$32
Estimated residual values of leased equipment	—	—

Investment in direct financing leases	2,026	32
Less: unearned income	(415)	—

Net investment in direct financing leases	$1,611	$32

As of June 24, 2011, the future minimum lease payments to be received are as follows at the end of each fiscal year in June:

2012	$623
2013	468
2014	459
2015	352
2016	124

Total minimum lease payments receivable	$2,026

10.	Property, plant and equipment, net

The components of property, plant and equipment, net were as follows:

	Land	Building and building improvement	Manufacturing equipment	Office equipment	Motor vehicles	Computers	Construction and machinery under installation	Total
As of June 25, 2010
Cost	$5,738	$39,880	$46,927	$4,305	$773	$10,436	$87	$108,146
Less: Accumulated depreciation	—	(7,584)	(32,592)	(2,204)	(632)	(7,483)	—	(50,495)

Net book value	$5,738	$32,296	$14,335	$2,101	$141	$2,953	$87	$57,651

As of June 24, 2011
Cost	$14,353	$40,743	$53,002	$5,341	$784	$10,528	$6,489	$131,240
Less: Accumulated depreciation	—	(9,330)	(35,307)	(2,632)	(695)	(7,866)	—	(55,830)

Net book value	$14,353	$31,413	$17,695	$2,709	$89	$2,662	$6,489	$75,410

Depreciation expense amounted to $8,696, $7,705 and $8,212 for the years ended June 24, 2011, June 25, 2010 and June 26, 2009, respectively.

Depreciation expense is allocated between cost of revenues and selling, general and administrative expenses in the consolidated statements of operations.

The impairment charges are included in selling, general and administrative expenses in the consolidated statements of operations.

The cost of fully depreciated property, plant and equipment written-off during the years ended June 24, 2011, June 25, 2010 and June 26, 2009 amounted to $1,514, $855 and $695, respectively.

Interest expense relating to a long-term loan from a bank for the development of a new factory site, Pinehurst Building 6, of $2 was capitalized in construction in progress for the fiscal year ended June 24, 2011.

11.	Intangibles

The following tables present details of the Group’s intangibles:

	June 24, 2011
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,594	$(2,702)	$892

Total intangibles	$3,594	$(2,702)	$892

	June 25, 2010
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,433	$(2,213)	$1,220

Total intangibles	$3,433	$(2,213)	$1,220

The Group recorded amortization expense relating to intangibles of $499, $504 and $515 for the years ended June 24, 2011, June 25, 2010 and June 26, 2009, respectively.

Based on the carrying amount of intangibles as of June 24, 2011, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in June is as follows:

2012	$409
2013	247
2014	121
2015	93
2016	22

Total amortization	$892

12.	Borrowings

Bank borrowings and long-term debt was comprised of the following:

	June 24, 2011	June 25, 2010
Short-term bank borrowings	$—	$—
Long-term loans from banks	16,377	20,385

Total borrowings	$16,377	$20,385

Long-term loan from banks consisted of:
Current portion	$4,398	$6,008
Non-current portion	11,979	14,377

As of June 24, 2011 and June 25, 2010, the Group had outstanding borrowings under long-term loan agreements with banks totalling $16,377 and $20,385, respectively, which consisted of:

Contract No.	Amount		Interest rate per annum (%)	Conditions	Repayment term
	June 24, 2011	June 25, 2010
1	$13,747	$17,415	SIBOR + 1.5% per annum	Repayable in quarterly installments within 8 years	May 2009 - February 2015
2	630	1,970	SIBOR + 1.5% per annum	Repayable in semi-annual installments within 7 years	June 2005 - November 2011
3	—	1,000	SIBOR + 1.5% per annum	Repayable in semi-annual installments within 7 years	April 2004 - February 2011
4	2,000	—	LIBOR + 2.8% per annum	Repayable in quarterly installments within 6 years	June 2012 – March 2017

Total	$16,377	$20,385

Certain of the long-term loans are secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral was $34,946 and $36,592 as of June 24, 2011 and June 25, 2010, respectively. The carrying amounts of borrowings approximate their fair value.

The long-term loans prescribe maximum ratios of debt to equity and minimum levels of debt service coverage ratios. As of June 24, 2011 and June 25, 2010, the Group was in compliance with its long-term loan agreements. In addition to financial ratios, certain of the Group’s packing credits and long-term loans include customary events of default. There is no requirement for the Group to maintain a lock-box arrangement under these agreements. As such, the non-current portions of the long-term loans are classified as non-current liabilities in the consolidated balance sheet.

The movements of long-term loans for the years ended June 24, 2011 and June 25, 2010 were as follows:

	June 24, 2011	June 25, 2010
Opening net book amount	$20,385	$27,318
Additional loans during the year	2,000	1,000
Repayment during the year	(6,008)	(7,933)

Closing net book amount	$16,377	$20,385

As of June 24, 2011, future maturities of long-term debt were as follows at the end of each fiscal year below:

2012	$4,398
2013	4,068
2014	4,068
2015	3,143
2016	400
Thereafter	300

Total	$16,377

Credit facilities:

Undrawn available credit facilities as of June 24, 2011 and June 25, 2010 totaled:

	June 24, 2011	June 25, 2010
Bank borrowings:
Short-term loans	$50,450	$50,144
Long-term loans	28,000	—

13.	Severance liabilities

	June 24, 2011	June 25, 2010
At the beginning of the fiscal year	$3,456	$2,697
Charged to statement of operations	1,022	759

At the end of the fiscal year (June)	$4,478	$3,456

The amount recognized in the balance sheet at fiscal year end was determined as follows:

	June 24, 2011	June 25, 2010
Present value of defined benefit obligation	$4,478	$3,456

Liability in balance sheet	$4,478	$3,456

The amount recognized in the statements of operations was as follows:

	Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009
Current service cost	$736	$557	$364
Interest cost	162	126	156
Benefit paid	—	—	—
Actuarial loss/(gain) on obligation	124	76	(382)

Total included in staff costs	$1,022	$759	$138

The principal actuarial assumptions used were as follows:

	Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009
Discount rate (percent)	4.7	4.5	4.5
Future salary increases (percent)	4.3	4.4	4.3

14.	Share-based compensation and warrants

Share-based compensation

FASB ASC Topic 718, Compensation-Stock Compensation (“FASB ASC 718”) requires companies to recognize the cost of employee service received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. In determining the grant date fair value of those awards, the Group is required to make estimates of the fair value of the Group’s ordinary shares, expected dividends to be issued, expected volatility of the Group’s shares, expected forfeitures of the awards, risk free interest rates for the expected term of the awards, expected terms of the awards, and the vesting period of the respective awards. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

The effect of recording share-based compensation expense for fiscal years 2011, 2010 and 2009 was as follows:

	Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009
Share-based compensation expense by type of award:
Share options	$2,943	$655	$837
Restricted shares	517	—	—

Total share-based compensation expense	3,460	655	837
Tax effect on share-based compensation expense	—	—	—

Net effect on share-based compensation expense	$3,460	$655	$837

Share-based compensation expense was recorded in the consolidated statements of operations as follows: cost of revenues of $1,147, $301 and $449 for the years ended June 24, 2011, June 25, 2010 and June 26, 2009, respectively; and SG&A expenses of $2,313, $354 and $388 for the years ended June 24, 2011, June 25, 2010 and June 26, 2009, respectively. The Group did not capitalize any share-based compensation expense as part of any asset costs during the years ended June 24, 2011, June 25, 2010 and June 26, 2009.

FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

Share-based award activity

Share options have been granted to directors and employees. As of June 24, 2011, there were 423,205 share options outstanding under the Amended and Restated 1999 Share Option Plan (the “1999 Plan”), and no more option grants may be made under the 1999 Plan.

On March 12, 2010, the Company’s shareholders adopted the 2010 Performance Incentive Plan (the “2010 Plan”), and on December 20, 2010, the Company’s shareholders adopted an amendment to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan. A total of 2,000,000 ordinary shares are authorized for issuance under the 2010 Plan, plus any shares subject to share options under the 1999 Plan outstanding as of June 24, 2010, that expire, are canceled or terminate after the effective date of such date. As of June 24, 2011, there were an aggregate of 925,921 share options outstanding, 25,900 restricted shares outstanding and 1,027,130 ordinary shares available for future grant under the 2010 Plan.

Share options

The Company’s board of directors has the authority to determine the type of option and the number of shares subject to the option. Options generally vest and become exercisable over four years and expire, if not exercised, within 7 years of the grant date. In the case of a grantee’s first grant, 25 percent of the underlying shares subject to option vest 12 months after the grant date and 1/48 of the underlying shares vest monthly over each of the subsequent 36 months. In the case of any additional grants to a grantee, 1/48 of the underlying shares subject to option vest monthly over four years, commencing one month after the grant date.

During the years ended June 24, 2011, June 25, 2010 and June 26, 2009, the Group granted options to purchase an aggregate of 1,012,367, 168,500 and 108,600 ordinary shares, respectively, with an estimated total grant date fair value of $6,377, $773 and $533, respectively, and a weighted average grant date fair value of $6.30, $4.58 and $4.91 per share, respectively.

The weighted average exercise price of options granted during the year ended June 24, 2011 was $17.37 per share. The total fair value of shares vested during the year ended June 24, 2011, June 25, 2010 and June 26, 2009 was $1,738, $1,264 and $1,186, respectively. The total intrinsic value of options exercised during the year ended June 24, 2011, June 25, 2010 and June 26, 2009 was $9,803, $3,151 and $2,632, respectively. In conjunction with these exercises, there was no tax benefit realized by the Company due to the fact that it is exempted from income tax. The amount of cash received from the exercise of share options and similar instrument granted under share-based payment plans was $1,573 during the year ended June 24, 2011.

Determining Fair Value

Valuation Method—The Group estimated the fair value of the ordinary shares to be used in the Black-Scholes-Merton (“BSM”) option-pricing formula by taking into consideration a number of assumptions, including revenues and price to earnings multiples of publicly traded competitors and industry comparables.

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

Fair Value—The fair value of the Group’s share options granted to employees for the years ended June 25, 2010, June 26, 2009 and June 27, 2008 was estimated using the following weighted-average assumptions:

	June 24, 2011	June 25, 2010	June 26, 2009
Dividend yield	—	—	5.28%
Expected volatility	42.3%	43.4%	77.4%
Risk-free rate of return (percent)	1.21	2.26	2.80
Expected term (in years)	4.54	4.55	4.55

The following summarizes share option activities under the 1999 Plan:

	Number of shares underlying options			Weighted-average exercise price per share
	Year Ended			Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009	June 24, 2011	June 25, 2010	June 26, 2009
Shares underlying options outstanding at beginning of the year	858,005	1,023,592	1,619,988	$3.66	$2.77	$2.20
Granted	—	168,500	108,600	—	5.77	5.57
Exercised	(418,048)	(285,108)	(557,650)	2.95	1.70	1.53
Forfeited	(10,852)	(19,219)	(68,954)	5.48	5.32	4.50
Expired	(5,900)	(29,760)	(78,392)	2.78	2.67	2.06

Shares underlying options outstanding at end of the year	423,205	858,005	1,023,592	4.34	3.66	2.77

Shares underlying options exercisable at end of the year	292,514	593,409	760,897	$3.75	$2.93	$2.20

The following summarizes information for share options outstanding under the 1999 Plan as of June 24, 2011:

	Number of shares underlying options	Exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
	58,212	$1.75	0.71
	2,500	2.00	1.27
	4,925	2.25	1.64
	4,100	2.75	2.19
	1,600	3.00	2.21
	120,021	3.50	2.52
	14,750	4.25	3.18
	10,305	4.75	3.44
	11,156	5.00	3.64
	5,480	5.25	3.87
	42,250	5.50	4.18
	141,006	5.75	5.34
	6,900	6.25	5.87

Options outstanding	423,205		3.50	$7,402

Options exercisable	292,514		2.80	$5,289

As of June 24, 2011, $209 of estimated share-based compensation expense related to share options outstanding under the 1999 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 2.27 years.

The following summarizes share option activities under the 2010 Plan:

	Number of shares underlying options			Weighted-average exercise price per share
	Year Ended			Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009	June 24, 2011	June 25, 2010	June 26, 2009
Shares underlying options outstanding at beginning of the year	—	—	—	$—	$—	$—
Granted	1,012,367	—	—	17.37	—	—
Exercised	(20,281)	—	—	16.83	—	—
Forfeited	(66,165)	—	—	17.51	—	—
Expired	—	—	—	—	—	—

Shares underlying options outstanding at end of the year	925,921	—	—	17.37	—	—

Shares underlying options exercisable at end of the year	112,343	—	—	$17.05	$—	$—

The following summarizes information for share options outstanding under the 2010 Plan as of June 24, 2011:

	Number of shares underlying options	Exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
	40,000	$13.77	6.17
	775,577	16.83	6.31
	30,000	15.05	6.37
	35,544	25.50	6.56
	24,800	26.16	6.62
	20,000	23.62	6.87

Options outstanding	925,921		6.34	$4,404

Options exercisable	112,343		6.32	$547

As of June 24, 2011, $2,830 of estimated share-based compensation expense related to share options outstanding under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 3.34 years.

Restricted shares

Restricted shares are one type of share-based awards that can be granted under the 2010 Plan. Restricted shares granted to non-employee directors generally cliff vest 100% on the last business day prior to the Company’s next annual shareholder meeting, which is typically approximately 1 year from the date of grant.

The following summarizes restricted share activities under the 2010 Plan:

	Number of shares			Weighted-average grant date fair value per share
	Year Ended			Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009	June 24, 2011	June 25, 2010	June 26, 2009
Non-vested balance at beginning of the year	—	—	—	$—	$—	$—
Granted	43,420	—	—	18.47	—	—
Issued	(17,520)	—	—	13.82	—	—
Forfeited	—	—	—	—	—	—

Non-vested balance at end of the year	25,900	—	—	$21.62	—	—

As of June 24, 2011, $197 of estimated share-based compensation expense related to restricted shares outstanding under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 0.46 years

Warrants

In March 2000, the Group granted a contingent warrant to purchase 1,285,714 ordinary shares to a director, employee and founding shareholder in conjunction with the sale of shares to Asia Pacific Growth Fund III, L.P., an affiliate of H&Q Asia Pacific. As of June 26, 2009, the warrant was fully exercised. The contingent warrant vested as shares were sold to third parties or at a rate of one ordinary share subject to the warrant for every four ordinary shares that vested pursuant to options granted under the 1999 Plan. The contingent warrant was granted to the individual in his capacity as a shareholder to protect the founding shareholder from dilution and was not tied to his continued service as a director or employee. The Group accounted for the contingent warrant in accordance with FASB ASC Subtopic 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity (“FASB ASC 815-40”). The warrant required that it only be settled by the issuance of ordinary shares. Pursuant to the guidance, the contingent warrant was accounted for as issued on the date of grant in March 2000 at fair value and recorded as a dividend in shareholders’ equity. Subsequent exercises were recorded as a reclassification from warrant to ordinary shares.

The following summarizes the activities relating to the warrant described above:

	Number of shares underlying warrant			Weighted-average exercise price per share
	Year Ended			Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009	June 24, 2011	June 25, 2010	June 26, 2009
Shares underlying warrant at beginning of the year	—	—	34,175	—	—	0.01
Exercised	—	—	(34,175)	$—	$—	$0.01

Shares underlying warrant at end of the year	—	—	—	—	—	—

Exercisable shares underlying warrant at end of the year	—	—	—	$—	$—	$—

There are no outstanding warrants to purchase securities of the Group.

15.	Employee contribution plan

The Group operates a defined contribution plan, known as a provident fund, in its Thailand subsidiary. The assets of this plan are in a separate trustee-administered fund. The provident fund is funded by matching payments from employees and by the subsidiary on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Group’s contributions to the provident fund amounted to $2,066, $1,448 and $1,693 in the years ended June 24, 2011, June 25, 2010 and June 26, 2009, respectively.

The Group sponsors the Fabrinet US 401(k) Retirement Plan (the “401(k) Plan”), a Defined Contribution Plan under ERISA, at its Fabrinet USA, Inc. and FBN New Jersey Manufacturing, Inc. subsidiaries, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 80% of their annual compensation, with such contributions limited to $16,500 in calendar year 2011 as set by the Internal Revenue Service.

The Plan provided for a 100% match of employees’ contributions up to the first 6% of annual compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $189, $145 and $149 in the years ended June 24, 2011, June 25, 2010 and June 26, 2009, respectively.

16.	Shareholders’ equity

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

In the year ended June 26, 2009, the Company issued 34,175 ordinary shares upon exercise of the warrant and 557,650 ordinary shares upon exercise of options, resulting in an aggregate of 591,825 ordinary shares being issued for consideration of $0.01 per share for the warrant and a weighted average exercise price of $1.53 per share for the options.

In the year ended June 25, 2010, the Company issued 285,108 ordinary shares upon exercise of options at a weighted average exercise price of $1.70 per share.

In the year ended June 24, 2011, the Company issued 438,329 ordinary shares upon exercise of options at a weighted average exercise price of $3.59 per share and issued 17,520 ordinary shares upon full vesting of restricted shares.

All such issued shares are fully paid.

17.	Dividend payment

At the meeting of the Company’s board of directors held on August 20, 2009, the board declared a cash dividend of $1.00 per share to be paid to all shareholders on the Company’s register as of August 28, 2009. The dividend of approximately $30,849 in the aggregate was paid out on September 1, 2009.

18.	Related party transactions and balances

JDS Uniphase Corporation, a customer of Fabrinet, held 0%, 1.1% and 6.4% of the Company’s share capital (fully diluted) as of June 24, 2011, June 25, 2010 and June 26, 2009, respectively. A representative from JDS Uniphase Corporation served as a director of Fabrinet until August 2007. JDS Uniphase Corporation participated in the Company’s initial public offering as a selling shareholder and sold 1,606,850 ordinary shares as of June 25, 2010, which reduced its share ownership to 1.1% (fully diluted) as of such date.

Therefore, JDS Uniphase Corporation was no longer considered a related party as of such date. On July 6, 2010, JDS Uniphase Corporation sold all of its remaining 393,150 ordinary shares pursuant to the underwriters’ option to purchase additional shares.

Frank H. Levinson, former Chairman of the Board and Chief Technical Officer of Finisar Corporation (“Finisar”) and a member of Finisar’s board of directors until August 29, 2008, is a member of the board of directors of Fabrinet. Finisar purchased products from the Company totaling $12,590 and the Company recorded purchases of $8,272 from Finisar during the two months ended August 29, 2008. Finisar was no longer considered a related party as of August 29, 2008.

Asia Pacific Growth Fund III, L.P. held 26.5%, 46.1% and 57.3% of the Company’s share capital (fully diluted) as of June 24, 2011, June 25, 2010 and June 26, 2009, respectively. Currently, the Group has no commercial transactions with Asia Pacific Growth Fund III, L.P.

The following transactions were carried out with related parties:

	Year Ended
Revenues	June 24, 2011	June 25, 2010	June 26, 2009
Sales of goods:
JDS Uniphase Corporation	$—	$81,164	$89,305
Finisar Corporation	—	—	12,590

	$—	$81,164	$101,895

Cost of revenues
Purchases of goods:
JDS Uniphase Corporation	$—	$19,289	$24,895
Finisar Corporation	—	—	8,272

	$—	$19,289	$33,167

19.	Employee profit sharing and executive bonus plans

Prior to the three months ended March 27, 2009, the Group allocated a certain percentage of adjusted pretax profits to its Employee Profit Sharing Plan on a quarterly basis that was distributed to employees employed for the full quarter, excluding officers. The Group also allocated a certain percentage of adjusted quarterly pretax profits to its Executive Bonus Plan, which was available solely to the Group’s officers. Distributions to corporate officers under the Executive Bonus Plan were subject to the discretion of Fabrinet’s board of directors. The plans were terminated in the three months ended March 27, 2009. For the year ended June 24, 2011, the compensation committee of Fabrinet’s board of directors approved a new executive incentive plan with quantitative objectives, based on achieving certain revenue and earnings per share milestones for the fiscal year, and qualitative objectives. Bonuses under the fiscal 2011 executive incentive plan are payable after the end of fiscal 2011. During fiscal 2011, merit-based bonus awards were also available to Fabrinet’s non-senior staff. Charges to the income statement for distributions to employees and corporate officers under these plans were $4,453, $0 and $2,916 during the years ended June 24, 2011, June 25, 2010 and June 26, 2009, respectively.

20.	Commitments and contingencies

Bank guarantees

As of June 24, 2011 and June 25, 2010, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $686 and $648, respectively.

Operating lease commitments

The Group leases a portion of its capital equipment and certain land and buildings for its facilities in Thailand, China and New Jersey, under operating lease arrangements that expire in various years through 2015. Rental expense under these operating leases amounted to $1,938, $1,791 and $1,706 for the years ended June 24, 2011, June 25, 2010 and June 26, 2009, respectively.

As of June 24, 2011, the future minimum lease payments due under non-cancelable leases are as follows at the end of each fiscal year below:

2012	$1,874
2013	1,874
2014	1,099
2015	58
2016	14

Total minimum operating lease payments	$4,919

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

As of June 24, 2011, there was an outstanding commitment to third parties relating to the development of a new factory site, Pinehurst Building 6, of $24,062.

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

21.	Business segments and geographic information

The Group evaluates its reportable segments in accordance with FASB ASC Topic 280, Segment Reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Group’s chief operating decision maker is Fabrinet’s board of directors. As of June 24, 2011, the Group operated and internally managed a single operating segment. Accordingly, the Group does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

The Group operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009
North America	$324,108	$252,662	$271,148
Asia-Pacific	277,014	197,097	151,350
Europe	142,448	55,953	18,601

	$743,570	$505,712	$441,099

Significant customers

Total revenues are attributed to a particular geographic area based on the bill-to location of the customer. As of June 24, 2011, the Group had approximately $130 of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Year Ended
	June 24, 2011	June 25, 2010	June 26, 2009
JDS Uniphase Corporation	21%	16%	20%
Oclaro, Inc. #	17	17	20
Opnext, Inc.	10	14	11
Finisar Corporation	10	12	15
Emcore Corporation	*	10	16

*	Less than 10% of total revenues in the period.
#

Pursuant to the merger of Avanex Corporation and Bookham, Inc. (both customers of the Company) on April 27, 2009, Bookham, Inc. changed its name to Oclaro, Inc. These figures represent the combined revenues of Bookham, Inc. and Avanex Corporation.

The loss of any single significant customer could have a material adverse effect on the Group’s results of operations.

22.	Financial instruments

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

As of June 24, 2011 and June 25, 2010, the Group had outstanding foreign currency assets and liabilities as follows:

	June 24, 2011		June 25, 2010
	Currency	$	Currency	$
Assets
Thai baht	425,872	13,904	291,608	8,995
RMB	85,478	13,411	50,723	7,993

		27,315		16,988

Liabilities
Thai baht	669,367	21,853	560,494	17,289
RMB	36,303	5,607	20,077	2,957

		27,460		20,246

The Thai baht assets represent cash and cash equivalents, accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. The Group manages its exposure to fluctuation in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 25, 2011, there was $30,000 in selling forward contracts outstanding on the Thai baht payables and an undrawn committed loan in Thai baht equivalent to $28,000. As of June 25, 2010, there was $12,000 in selling forward contracts and $6,500 in option contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of June 24, 2011 and June 25, 2010, there was $4,000 and $0, respectively, in selling RMB to U.S. dollar forward contracts.

Unrealized losses from fair market value of derivatives as of June 24, 2011 amounted to $966.

Interest Rate Risk

The Group’s principal interest bearing assets are time deposits held with high quality financial institutions. The Group’s principal interest bearing liabilities are bank loans which bear interest at floating rates.

23.	Principal subsidiaries

The subsidiaries of the Group are:

Name	Business	Country of Incorporation	Percent interest
Fabrinet Co., Ltd.	Manufacturing and assembly	Thailand	99.99
Fabrinet USA, Inc.	Marketing and administrative support services	United States of America (California)	100
FBN New Jersey Manufacturing, Inc.	Manufacturing and assembly	United States of America (Delaware)	100
Fabrinet China Holdings	Holding company	Mauritius Island	100
CASIX Inc. (a wholly-owned subsidiary of Fabrinet China Holdings)	Manufacturing and assembly	People’s Republic of China	100
Fabrinet Pte., Ltd.	Sales and administrative support services and supply chain sourcing center	Singapore	100
Fabrinet AB	Business development in Scandinavia and Europe	Sweden	100

All subsidiaries are unlisted.

24.	Subsequent events

The Company believes that there are no subsequent events that require disclosure.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters in the fiscal years ended June 24, 2011 and June 25, 2010:

	Three Months Ended
	Jun 24, 2011	Mar 25, 2011	Dec 24, 2010	Sep 24, 2010	Jun 25, 2010	Mar 26, 2010	Dec 25, 2009	Sep 25, 2009
	(in thousands, except per share data)
Total revenues	$190,348	$194,851	$184,631	$173,740	$157,411	$136,890	$114,393	$97,018

Gross profit	23,985	25,323	23,663	21,776	19,380	19,129	14,873	10,960

Net income	$16,655	$16,663	$15,806	$15,205	$13,574	$13,511	$11,052	$6,186

Basic net income per share:
Net income	$0.49	$0.49	$0.47	$0.45	$0.44	$0.44	$0.36	$0.20

Weighted-average shares used in basic net income per share calculations	34,189	33,969	33,768	33,761	30,950	30,901	30,856	30,707

Diluted net income per share:
Net income	$0.48	$0.49	$0.46	$0.44	$0.43	$0.43	$0.35	$0.20

Weighted-average shares used in diluted net income per share calculations	34,595	34,232	34,450	34,351	31,457	31,365	31,387	31,269

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(c) under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in ensuring that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Fabrinet’s management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The information required to be furnished pursuant to this item is set forth under the captions “Report of Management on Internal Control Over Financial Reporting” and “Report of Independent Registered Accounting Firm” in Item 8 of this Annual Report on Form 10-K, which is incorporated in this Item 9A by reference.

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

Information responsive to this item is incorporated herein by reference to Fabrinet’s definitive proxy statement with respect to our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(b) Exhibits: See Item 15(a)(3), above.

(c) Financial Statement Schedules: See Item 15(a)(2), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 31, 2011.

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

Signature	Title	Date

/S/ DAVID T. MITCHELL David T. Mitchell	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	August 31, 2011

/S/ MARK J. SCHWARTZ Mark J. Schwartz	Executive Vice President, Chief Financial Officer, and Secretary (Principal Financial Officer)	August 31, 2011

/S/ MARK A. CHRISTENSEN Mark A. Christensen	Director	August 31, 2011

/S/ TA-LIN HSU Ta-lin Hsu	Director	August 31, 2011

/S/ THOMAS F. KELLY Thomas F. Kelly	Director	August 31, 2011

/S/ FRANK H. LEVINSON Frank H. Levinson	Director	August 31, 2011

/S/ ROLLANCE E. OLSON Rollance E. Olson	Director	August 31, 2011

/S/ VIRAPAN PULGES Virapan Pulges	Director	August 31, 2011

/S/ WILLIAM J. PERRY William J. Perry	Director	August 31, 2011

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.
3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	3.1	May 3, 2010	333-163258

4.1	Specimen Ordinary Share Certificate	S-1/A	4.1	June 14, 2010	333-163258

10.1.1+	Fabrinet Amended and Restated 1999 Share Option Plan	10-K	10.1.1	September 8, 2010	001-34775

10.1.2+	Form of Share Option Agreement under the Fabrinet Amended and Restated 1999 Share Option Plan	S-1	10.1.2	November 7, 2007	333-147191

10.2.1+	Fabrinet 2010 Performance Incentive Plan	8-K	10.1	December 3, 2010	001-34775

10.2.2+	Form of Share Option Award Agreement under the Fabrinet 2010 Performance Incentive Plan	S-1/A	10.2.2	May 3, 2010	333-163258

10.2.3+	Form of Notice of Grant of Restricted Shares under the Fabrinet 2010 Performance Incentive Plan	S-1/A	10.2.3	May 3, 2010	333-163258

10.3.1+	Employment Agreement, effective as of January 1, 2000, by and between David T. Mitchell and Fabrinet USA, Inc. (subsequently assumed by the registrant)	S-1/A	10.3.1	December 28, 2009	333-163258

10.3.2+	Amendment to Employment Agreement, dated December 29, 2008, by and between David T. Mitchell and the registrant	S-1	10.3.2	November 20, 2009	333-163258

10.4.1+	Offer Letter, dated April 29, 2005, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	S-1	10.3.1	November 7, 2007	333-147191

10.4.2+	Amendment to Offer Letter, dated February 14, 2007, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	S-1	10.3.2	November 7, 2007	333-147191

10.4.3+	Amendment to Offer Letter, dated December 29, 2008, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	S-1	10.4.3	November 20, 2009	333-163258

10.5+	Employment Agreement, dated July 1, 2007, by and between Dr. Harpal Gill and Fabrinet Co., Ltd.	S-1	10.5	November 7, 2007	333-147191

10.6.1+	Offer Letter, dated April 15, 2000, by and between Mark J. Schwartz and Fabrinet USA, Inc.	S-1	10.4	November 7, 2007	333-147191

10.6.2+	Amendment to Offer Letter, dated June 16, 2008, by and between Mark J. Schwartz and Fabrinet USA, Inc.	S-1	10.6.2	November 20, 2009	333-163258

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.
10.6.3+	Amendment to Offer Letter, dated December 29, 2008, by and between Mark J. Schwartz and Fabrinet USA, Inc.	S-1	10.6.3	November 20, 2009	333-163258

10.7+	Separation Agreement and Release, dated February 17, 2011, by and between Nat Mani and Fabrinet USA, Inc.	S-1	10.7	February 18, 2011	333-172355

10.8+	Form of Indemnification Agreement	S-1/A	10.10	January 28, 2010	333-163258

10.9+	Description of Fiscal 2011 Executive Incentive Plan	8-k, Item 5.02	N/A	October 19, 2010	001-34775

10.10	Manufacturing Agreement, dated May 29, 2005, by and between the registrant and FBN New Jersey Holdings Corp.	S-1	10.10	November 7, 2007	333-147191

10.11	Manufacturing Agreement, dated January 2, 2000, by and between the registrant and Fabrinet Co. Ltd.	S-1	10.11	November 7, 2007	333-147191

10.12	Administrative Services Agreement, dated January 2, 2000, by and between the registrant and Fabrinet USA, Inc.	S-1	10.12	November 7, 2007	333-147191

10.13	Administrative Services Agreement, dated July 3, 2008, by and between the registrant and Fabrinet Pte. Ltd.	S-1	10.14	November 20, 2009	333-163258

10.14	Credit Facility Agreement, dated December 15, 2006, by and among Fabrinet Co., Ltd., the registrant and ABN AMRO Bank N.V.	S-1	10.13	November 7, 2007	333-147191

10.15.1	Loan Agreement, dated June 6, 2005, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.18	November 7, 2007	333-147191

10.15.2	Supplemental Memorandum of Agreement (2nd), dated December 14, 2007, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.19.2	November 20, 2009	333-163258

10.15.3	Memorandum of Agreement, dated August 8, 2008, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.19.3	November 20, 2009	333-163258

10.16.1	Loan Agreement, dated April 4, 2007, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.19	November 7, 2007	333-147191

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.
10.16.2	Supplemental Memorandum of Agreement, dated December 14, 2007, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.20.2	November 20, 2009	333-163258

10.16.3	Memorandum of Agreement, dated August 8, 2008, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.20.3	November 20, 2009	333-163258

10.17	Land and Buildings Lease Agreement, dated April 30, 2004, by and between Chokchai International Co., Ltd. and Fabrinet Co., Ltd. (in Thai with English translation)	S-1	10.21	November 7, 2007	333-147191

10.18	Lease Agreement, dated July 1, 2010, by and between Donly Corporation and FBN NJ Holdings Corp. DBA VitroCom	10-K	10.21	September 8, 2010	001-34775

10.19	Land Mortgage Agreement, dated April 9, 2004, as amended on June 7, 2005, by and between TMB Bank Public Company Limited and Fabrinet Co., Ltd. (in Thai with English translation)	S-1	10.24	November 7, 2007	333-147191

10.20	Land Mortgage Agreement, dated April 5, 2007, by and between TMB Bank Public Company Limited and Fabrinet Co., Ltd. (in Thai with English translation)	S-1	10.25	November 7, 2007	333-147191

10.21	Registration Rights Agreement, dated June 22, 2010, by and among the registrant, Asia Pacific Growth Fund III, L.P., David T. Mitchell, JDSU and Shea Ventures, LLC	S-1/A	10.26	June 14, 2010	333-163258

10.22†	Primary Contract Manufacturing Agreement, dated January 1, 2008, by and between JDS Uniphase Corporation and the registrant	S-1/A	10.27	January 19,2010	333-163258

10.23	Facility Agreement, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co., Ltd.	8-K	10.1	August 16, 2011	001-34755

10.24	General Terms and Conditions of Facility, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co., Ltd.	8-K	10.2	August 16, 2011	001-34755

10.25	Confirmation for Cross Currency Swap Transaction, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co. Ltd.	8-K	10.3	August 16, 2011	001-34755

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.26	Business Development Service Agreement, dated January 2, 2011, by and between the registrant and Fabrinet AB

21.1	List of Subsidiaries	S-1	21.1	February 18, 2011	333-172355

23.1	Consent of PriceWaterhouseCoopers ABAS Limited

24.1	Power of Attorney incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been requested for portions of this exhibit.