Form 10-Q
period 2011-09-30
Fabrinet
filed 2011-11-09
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 28, 2011, the registrant had 34,394,252 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2011

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)
	September 30, 2011	June 24, 2011
Assets
Current assets
Cash and cash equivalents	$132,349	$127,282
Trade accounts receivable, net	122,433	117,705
Inventories, net	106,552	106,467
Investment in leases	1,795	448
Deferred tax assets	1,471	1,308
Prepaid expenses and other current assets	2,983	4,466

Total current assets	367,583	357,676

Non-current assets
Property, plant and equipment, net	82,786	75,410
Intangibles, net	649	892
Investment in leases	1,928	1,163
Deferred tax assets	2,060	1,953
Deposits and other non-current assets	667	681

Total non-current assets	88,090	80,099

Total assets	$455,673	$437,775

Liabilities and Shareholders’ Equity
Current liabilities
Long-term loans from banks, current portion	$4,898	$4,398
Trade accounts payable	85,791	92,563
Construction payable	5,266	2,475
Income tax payable	2,515	1,858
Deferred tax liability	1,125	1,056
Accrued payroll, profit sharing and related expenses	7,374	7,677
Accrued expenses	5,116	3,986
Other payables	4,158	3,796

Total current liabilities	116,243	117,809

Non-current liabilities
Long-term loans from banks, non-current portion	14,562	11,979
Severance liabilities	4,615	4,478
Other non-current liabilities	2,023	1,982

Total non-current liabilities	21,200	18,439

Total liabilities	137,443	136,248

Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of September 30, 2011 and June 24, 2011)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 34,238,964 shares and 34,207,579 shares issued and outstanding as of September 30, 2011 and June 24, 2011, respectively)	342	342
Additional paid-in capital	60,864	59,816
Retained earnings	257,024	241,369

Total shareholders’ equity	318,230	301,527

Total Liabilities and Shareholders’ equity	$455,673	$437,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share data)
	Three Months Ended
	September 30, 2011	September 24, 2010
Revenues	$186,347	$173,740
Cost of revenues	(163,463)	(151,964)

Gross profit	22,884	21,776
Selling, general and administrative expenses	(6,638)	(4,827)

Operating income	16,246	16,949
Interest income	195	98
Interest expense	(74)	(111)
Foreign exchange loss, net	(187)	(378)
Other income	97	4

Income before income taxes	16,277	16,562
Income taxes	(622)	(1,357)

Net income	$15,655	$15,205

Earnings per share
Basic	$0.46	$0.45
Diluted	0.45	0.44
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	34,223	33,761
Diluted	34,502	34,351

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)
	Three Months Ended
	September 30, 2011	September 24, 2010
Cash flows from operating activities
Net income for the period	$15,655	$15,205
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and impairment losses	2,497	2,102
Amortization of intangibles	102	130
Gain on disposal of property, plant and equipment	(4)	(21)
Allowance for doubtful accounts and warranties	15	16
Unrealized loss (gain) on exchange rate and fair value of derivative	576	(510)
Share-based compensation	988	228
Deferred income tax	(201)	(173)
Provision for uncertain tax position and severance liabilities, net of payments	188	574
Inventory obsolescence	9	153
Changes in operating assets and liabilities
Trade accounts receivable	(4,743)	(8,650)
Inventories	(94)	(15,138)
Other current assets and non-current assets	1,493	(2,111)
Trade accounts payable	(6,772)	5,468
Income tax payable	657	896
Other current liabilities and non-current liabilities	(524)	(72)

Net cash provided by (used in) operating activities	9,842	(1,903)

Cash flows from investing activities
Purchase of property, plant and equipment	(5,862)	(7,245)
Purchase of intangibles	(15)	(7)
Purchase of assets for lease under direct financing leases	(2,824)	(90)
Proceeds from direct financing leases	713	6
Proceeds from disposals of property, plant and equipment	5	22

Net cash used in investing activities	(7,983)	(7,314)

Cash flows from financing activities
Receipts of long-term loans from banks	4,000	—
Repayments of long-term loans from banks	(917)	(1,417)
Proceeds from initial public offering, net	—	26,319
Proceeds from issue of ordinary shares under employee share option plan	60	28

Net cash provided by financing activities	3,143	24,930

Net increase in cash and cash equivalents	5,002	15,713

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	127,282	84,942
Increase in cash and cash equivalents	5,002	15,713
Effect of exchange rate on cash and cash equivalents	65	435

Cash and cash equivalents at end of period	$132,349	$101,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and organization

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

Asia Pacific Growth Fund III, L.P. held 26.4% and 26.5% of the Company’s share capital (fully diluted) as of September 30, 2011 and June 24, 2011, respectively.

2.	Accounting policies

Basis of presentation

The condensed consolidated financial statements of Fabrinet included herein have been prepared on a basis consistent with the June 24, 2011 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These condensed consolidated financial statements should be read in conjunction with the June 24, 2011 audited consolidated financial statements and notes thereto. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Fabrinet’s results of operations for the three months ended September 30, 2011 and September 24, 2010 are not necessarily indicative of future operating results.

The preparation of the Group’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of total revenues and expense during the year. The Group bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Group’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for business combinations, share-based compensation, allowance for doubtful accounts, income taxes and inventory obsolescence, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday closest to June 30. The three months ended September 30, 2011 and September 24, 2010 consisted of 14 weeks and 13 weeks, respectively. Fiscal year 2012 will be comprised of 53 weeks and will end on June 29, 2012.

Concentration of credit risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

As of September 30, 2011, the Group’s cash and cash equivalents were held in deposits and highly liquid products with maturities of three months or less with banks with credit ratings of A minus or above. The Group had four customers and five customers that each contributed to 10% or more of its total accounts receivable as of September 30, 2011 and June 24, 2011, respectively.

Accounts receivable include amounts due from companies that are monitored by the Group for credit worthiness. Management has implemented a program to closely monitor near term cash collection and credit exposures and believes no material loss will be incurred.

Recent accounting pronouncements

In September 2011, the FASB issued the Accounting Standards Update No. 2011-08 – Intangibles-Goodwill and Other (Topic 350) – Testing Goodwill for Impairment. The amendments in this Update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company will adopt this guidance in the third quarter of fiscal year 2012, and is currently evaluating the impact, if any, the guidance will have on its unaudited condensed consolidated financial statements.

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

	Three Months Ended
	September 30, 2011	September 24, 2010
Net income attributable to shareholders	$15,655	$15,205
Weighted average number of ordinary shares outstanding (thousands of shares)	34,223	33,761
Basic earnings per ordinary share (in dollars)	$0.46	$0.45

Diluted earnings per ordinary share are computed by dividing reported net income by the weighted average number of ordinary shares and dilutive ordinary equivalent shares outstanding during each period. Dilutive ordinary equivalent shares consist of share options and restricted shares. Diluted earnings per ordinary share is calculated as follows:

	Three Months Ended
	September 30, 2011	September 24, 2010
Net income used to determine diluted earnings per ordinary share	$15,655	$15,205
Weighted average number of ordinary shares outstanding (thousands of shares)	34,223	33,761
Adjustment for incremental shares arising from the assumed exercise of share options (thousands of shares)	279	590

Weighted average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	34,502	34,351

Diluted earnings per ordinary share (in dollars)	$0.45	$0.44

4.	Fair value

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

The following table sets forth the Company’s applicable liabilities measured at fair value on a recurring basis as of September 30, 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Liabilities
Derivative liabilities	$—	$1,603	$—	$1,603

Total liabilities measured at fair value	$—	$1,603	$—	$1,603

The above derivative liabilities are classified in accrued expenses on the condensed consolidated balance sheet.

The following table sets forth the Company’s applicable liabilities measured at fair value on a recurring basis as of June 24, 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Liabilities
Derivative liabilities	$—	$966	$—	$966

Total liabilities measured at fair value	$—	$966	$—	$966

The above derivative liabilities are classified in accrued expenses on the condensed consolidated balance sheet.

5.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts for the three months ended September 30, 2011 and September 24, 2010 were as follows:

	Balance at beginning of period	Charged to Expenses/ (Credited to Income) for the three months	Balance at end of period
Period ended September 30, 2011	$79	$15	$94
Period ended September 24, 2010	$41	$(5)	$36

6.	Inventories

	September 30, 2011	June 24, 2011
Raw materials	$44,505	$47,172
Work in progress	46,269	46,190
Finished goods	8,752	9,651
Goods in transit	9,237	5,656

	108,763	108,669
Less Inventory obsolescence	(2,211)	(2,202)

Inventories, net	$106,552	$106,467

7.	Investment in leases

Investment in direct financing leases primarily consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of September 30, 2011 and June 24, 2011:

	September 30, 2011	June 24, 2011
Total minimum lease payments receivable	$4,527	$2,026
Estimated residual values of leased equipment	—	—

Investment in direct financing leases	4,527	2,026
Less: unearned income	(804)	(415)

Net investment in direct financing leases	$3,723	$1,611

As of September 30, 2011, the future minimum lease payments to be received are as follows at the end of each fiscal year in June:

2012	$1,672
2013	526
2014	599
2015	691
2016	235

Total minimum lease payments receivable	$3,723

8.	Intangibles

The following tables present details of the Group’s intangibles:

	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,453	$(2,804)	$649

Total intangibles	$3,453	$(2,804)	$649

	June 24, 2011
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,594	$(2,702)	$892

Total intangibles	$3,594	$(2,702)	$892

The Group recorded amortization expense relating to intangibles of $102 and $130 for the three months ended September 30, 2011 and September 24, 2010, respectively.

Based on the carrying amount of intangibles as of September 30, 2011, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in June is as follows:

2012	$279
2013	131
2014	112
2015	84
2016	41
Thereafter	2

Total amortization	$649

9.	Borrowings

Bank borrowings and long-term debt was comprised of the following:

	September 30, 2011	June 24, 2011
Short-term bank borrowings	$—	$—
Long-term loans from banks	19,460	16,377

Total borrowings	$19,460	$16,377

Long-term loans from banks consisted of:
Current portion	$4,898	$4,398
Non-current portion	14,562	11,979

At September 30, 2011 and June 24, 2011, the Group had outstanding borrowings under long-term loan agreements with banks totaling $19,460 and $16,377, respectively, which consisted of:

Contract No.	Amount		Interest rate per annum (%)	Conditions	Repayment term
	September 30, 2011	June 24, 2011
1	$6,000	$2,000	LIBOR + 2.8% per annum	Repayable in quarterly installments within 6 years	June 2012 - March 2017
2	12,830	13,747	SIBOR + 1.5% per annum	Repayable in quarterly installments within 8 years	May 2009 - February 2015
3	630	630	SIBOR + 1.5% per annum	Repayable in semi-annual installments within 7 years	June 2005 - November 2011

Total	$19,460	$16,377

Certain of the long-term loans are secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral was $34,553 and $34,946 as of September 30, 2011 and June 24, 2011, respectively. The carrying amounts of borrowings approximate their fair value.

Interest expense relating to a long-term loan from a bank for the development of a new factory site, Pinehurst Building 6, of $22 was capitalized in construction in progress for the three months ended September 30, 2011.

The long-term loans prescribe maximum ratios of debt to equity and minimum levels of debt service coverage ratios. As of September 30, 2011 and June 24, 2011, the Group was in compliance with its long-term loan agreements. In addition to financial ratios, certain of the Group’s packing credits and long-term loans include customary events of default. There is no requirement for the Group to maintain a lock-box arrangement under these agreements. As such, the non-current portions of the long-term loans are classified as non-current liabilities in the condensed consolidated balance sheet.

The movements of long-term loans were as follows for the periods ended:

	September 30, 2011	September 24, 2010
Opening net book amount	$16,377	$20,385
Additional loans during the period	4,000	—
Repayment during the period	(917)	(1,417)

Closing net book amount	$19,460	$18,968

As of September 30, 2011, future maturities of long-term debt were as follows at the end of each fiscal year below:

2012	$3,681
2013	4,868
2014	4,868
2015	3,943
2016	1,200
Thereafter	900

Total	$19,460

Credit facilities:

Undrawn available credit facilities at September 30, 2011 and June 24, 2011 totaled:

	September 30, 2011	June 24, 2011
Bank borrowings:
Short-term loans	$50,354	$50,450
Long-term loans	24,000	28,000

10.	Income tax

The Group has implemented FASB ASC Topic 740, Income Taxes (“FASB ASC 740”). As of September 30, 2011, the liability for uncertain tax positions including accrued interest and penalties increased to $1,754 (June 24, 2011: $1,703). The Group does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months.

The Group files several income tax returns in the U.S. and foreign tax jurisdictions. The tax years from 2007 to 2011 remain open to examination by U.S. and state tax authorities, and the tax years from 2007 to 2011 remain open to examination by the foreign tax authorities.

The Group’s income tax is recognized based on the best estimate of the expected annual income tax rate for the full financial year of each entity in the Group. The effective tax rate for the Group for the three months ended September 30, 2011 and September 24, 2010 was 4% and 8% of net income, respectively. The decrease in effective tax rate during the three months ended September 30, 2011 as compared to the three months ended September 24, 2010 was due to the fact that during the three months ended September 24, 2010, the Group recognized uncertainty income tax provision and income tax assessment of $213 and $137, respectively for fiscal 2010 of a subsidiary located in New Jersey.

11.	Share-based compensation

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

The effect of recording share-based compensation expense for the three months ended September 30, 2011 and September 24, 2010 was as follows:

	Three Months Ended
	September 30, 2011	September 24, 2010
Share-based compensation expense by type of award:
Share options	$870	$165
Restricted shares	$118	63

Total share-based compensation expense	$988	$228

Tax effect on share-based compensation expense	—	—

Net effect on share-based compensation expense	$988	$228

Share-based compensation expense was recorded in the condensed consolidated statements of operations as follows: cost of revenues of $445 and $92 for the three months ended September 30, 2011 and September 24, 2010, respectively, and SG&A expenses of $543 and $136 for the three months ended September 30, 2011 and September 24, 2010, respectively. The Group did not capitalize any share-based compensation expense as part of any asset costs during the three months ended September 30, 2011 and September 24, 2010.

Share-based award activity

Share options have been granted to directors and employees. As of September 30, 2011, there were 387,227 share options outstanding under the Amended and Restated 1999 Share Option Plan (the “1999 Plan”), and no more option grants may be made under the 1999 Plan.

On March 12, 2010, the Company’s shareholders adopted the 2010 Performance Incentive Plan (the “2010 Plan”), and on December 20, 2010, the Company’s shareholders adopted an amendment to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan. A total of 2,000,000 ordinary shares are authorized for issuance under the 2010 Plan, plus any shares subject to share options under the 1999 Plan outstanding as of June 24, 2010, that expire, are canceled or terminate after the effective date of such date. As of September 30, 2011, there were an aggregate of 1,134,626 share options outstanding, 25,900 restricted shares outstanding and 823,018 ordinary shares available for future grant under the 2010 Plan.

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

The following summarizes share option activities under the 1999 Plan:

	Number of shares underlying options		Weighted-average exercise price per share
	Three Months Ended		Three Months Ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010
Shares underlying options outstanding at beginning of the period	423,205	858,005	$4.34	$3.66
Granted	—	—	—	—
Exercised	(31,385)	(12,900)	1.92	2.15
Forfeited	(4,593)	(1,350)	6.01	5.00
Expired	—	(5,900)	—	2.78

Shares underlying options outstanding at end of the period	387,227	837,855	4.52	3.69

Shares underlying options exercisable at end of the period	282,312	606,538	$4.08	$3.03

The following summarizes information for share options outstanding as of September 30, 2011 under the 1999 Plan:

	Number of shares underlying options	Exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
	28,212	$1.75	0.53
	2,500	2.00	1.00
	4,925	2.25	1.37
	4,100	2.75	1.92
	1,600	3.00	1.94
	120,021	3.50	2.25
	14,750	4.25	2.92
	10,161	4.75	3.17
	11,156	5.00	3.38
	5,480	5.25	3.60
	41,750	5.50	3.91
	138,372	5.75	5.07
	4,200	6.25	5.60

Options outstanding	387,227		3.43	$5,493

Options exercisable	282,312		2.89	$4,128

As of September 30, 2011, $147 of estimated share-based compensation expense related to share options under the 1999 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 2.01 years.

The following summarizes share option activities under the 2010 Plan:

	Number of shares underlying options		Weighted-average exercise price per share
	Three Months Ended		Three Months Ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010
Shares underlying options outstanding at beginning of the period	925,921	—	$17.37	$—
Granted	221,163	40,000	15.16	13.77
Exercised	—	—	—	—
Forfeited	(12,458)	—	16.70	—
Expired	—	—	—	—

Shares underlying options outstanding at end of the period	1,134,626	40,000	16.95	13.77

Shares underlying options exercisable at end of the period	174,001	—	$16.86	$—

The following summarizes information for share options outstanding as of September 30, 2011 under the 2010 Plan:

	Number of shares underlying options	Exercise price	Weighted average remaining contractual life (years)	Aggregate intrinsic value
	40,000	$13.77	5.90
	764,098	16.83	6.04
	30,000	15.05	6.10
	35,544	25.50	6.29
	24,800	26.16	6.35
	20,000	23.62	6.60
	220,184	15.16	6.88

Options outstanding	1,134,626		6.23	$2,515

Options exercisable	174,001		6.05	$354

As of September 30, 2011, $3,377 of estimated share-based compensation expense related to share options under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 3.34 years.

Restricted shares

Restricted shares are one type of share-based awards that can be granted under the 2010 Plan. Restricted shares granted to non-employee directors generally cliff vest 100% on the last business day prior to the Company’s next annual shareholder meeting, which is typically approximately 1 year from the date of grant.

The following summarizes restricted share activities under the 2010 Plan:

	Number of shares underlying options		Weighted-average grant date fair value per share
	Three Months Ended		Three Months Ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010
Unvested balance at beginning of the period	25,900	—	$21.62	$—
Granted	—	16,806	—	13.77
Issued	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested balance at end of the period	25,900	16,806	$21.62	$13.77

As of September 30, 2011, $79 of estimated share-based compensation expense related to restricted shares under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 0.19 years.

12.	Shareholders’ equity

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

For the three months ended September 30, 2011, the Company issued 31,385 ordinary shares upon exercise of options, for consideration of a weighted average exercise price of $1.92 per share. All such issued shares are fully paid.

For the three months ended September 24, 2010, the Company issued 12,900 ordinary shares upon exercise of options, for consideration of a weighted average exercise price of $2.15 per share. All such issued shares are fully paid.

13.	Commitments and contingencies

Bank guarantees

At September 30, 2011 and June 24, 2011, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $674 and $686, respectively.

Operating lease commitments

The Group leases a portion of its capital equipment, and certain land and buildings for its facilities in Thailand, China and New Jersey, under operating lease arrangements that expire in various calendar years through 2015. Rental expense under these operating leases amounted to $497 and $460 for the three months ended September 30, 2011 and September 24, 2010, respectively.

As of September 30, 2011, the future minimum lease payments due under non-cancelable leases were as follows at the end of each fiscal year below:

2012	$1,413
2013	1,884
2014	1,103
2015	59
2016	14

Total minimum operating lease payments	$4,473

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

As of September 30, 2011, there was an outstanding commitment to third parties relating to the development of a new factory site, Pinehurst Building 6, of $18,282.

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

14.	Business segments and geographic information

The Group evaluates its reportable segments in accordance with FASB ASC Topic 280, Segment Reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Group’s chief operating decision maker is Fabrinet’s board of directors. As of September 30, 2011, the Group operated and internally managed a single operating segment. Accordingly, the Group does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

The Group operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended
	September 30, 2011	September 24, 2010
North America	$91,042	$74,583
Asia-Pacific	59,304	66,921
Europe	36,001	32,236

	$186,347	$173,740

Total revenues are attributed to a particular geographic area based on the bill-to location of the customer. As of September 30, 2011, the Group had approximately $142 of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

15.	Subsequent events

The Company suspended production in all of its manufacturing facilities in Thailand during the week of October 17, 2011 due to severe flooding in Thailand. On October 22, 2011, the flood waters breached the Company’s flood barriers and infiltrated the offices and manufacturing floor space at its Chokchai campus in Pathum Thani, Thailand. The manufacturing buildings at Chokchai, known as Buildings 1 and 2, filled with water to a level that ultimately reached a height of five feet, a situation that persists as of the date of this filing. To date, the flooding has not breached the Company’s flood barriers at its Pinehurst campus, located approximately 7 miles north of Chokchai. However, production at the Pinehurst campus buildings, known as Buildings 3, 4 and 5, was suspended in its entirety for almost three weeks due to the impacted local transportation and utilities that continue to affect arterial and access roads to the Company’s factories and some employee residences. While the Company began production at Pinehurst on a limited scale on November 7, 2011, depending on the flood waters, the Company could be required to cease those limited operations at any time and could be required to do so for an extended period of time. The Company may also be constrained in scaling from limited operations to full operations at Pinehurst. Because of these uncertainties, the Company is not yet able to estimate when it will be able to recommence full operations.

The Chokchai site accounted for 29% of the Group’s revenue during the fiscal quarter ended September 30, 2011, while the Pinehurst site accounted for 67% of the Group’s revenue during that fiscal quarter. Production at the Chokchai facility will not resume during the fiscal quarter ending December 30, 2011. Efforts at the Chokchai facility are now focused on recovery and salvaging of inventory, equipment and other assets. The Company may never resume production at its Chokchai facilities but rather divert its Chokchai production capacity to Buildings 3, 4 and 5 at Pinehurst as well as Building 6 at Pinehurst once it is completed. The Company has temporarily leased two warehouses in Thailand in safer areas where it is storing recovered equipment, inventory and other assets. At these sites, the Company and its customers are assessing damage to equipment and inventory and determining functionality and what assets are salvageable. The Company has also established on-site temporary housing for its employees and is presently sheltering approximately 700 people, for whom the Company has arranged food service, bathroom and laundry facilities.

The Company is evaluating the flooding situation in Thailand on an ongoing basis. At this time, the Company does not know when it will recommence operations at its Chokchai site. The Company is evaluating its options as to how and when it can safely begin working on water removal and transfer any salvageable equipment, inventory and assets to Pinehurst. The Company does not have back-up or alternative manufacturing capabilities outside of Thailand to which it could transfer any of its Thai manufacturing operations.

The flooding of the Company’s facilities in Thailand, combined with the flood damage to its supply chain, will have a significant impact on the Group’s overall operations, financial results and its ability to meet customer demand for the fiscal quarter ending December 30, 2011 and possibly beyond. Because of the flooding and suspension of operations, the Group expects that its revenues will be substantially lower for the fiscal quarter ending December 30, 2011 in comparison to the fiscal quarter ended September 30, 2011, and the Group will suffer a net loss, whether or not the Company is able to resume operations at its Pinehurst facilities before the end of the December quarter. In addition, while the Group’s operations in Thailand remain suspended in whole or in part, its costs will be impacted negatively by significant under-utilization of its assets and infrastructure, costs it will incur in restoring supply and costs to expedite the immediate availability of the Company’s production for its customers. The Group also expects to incur significant charges and expenses related to the flooding of its operations, including such items as fixed asset impairments, inventory write-downs, purchase order cancellations for excess materials that cannot be used near term and service charges for reclaim and recovery work. The Group is unable to reasonably estimate the amount or timing of these charges and expenses for the fiscal quarter ending December 30, 2011 at this time.

The Group maintains insurance coverage that provides for reimbursement from losses resulting from flood damage. The Group’s property and casualty insurance covers loss or damage to the Group’s property and third-party property over which the Group has custody and control, as well as losses associated with business interruption. The Group maintains approximately $120 million in coverage for equipment across its manufacturing campuses and another approximately $120 million in coverage for inventory. These amounts include coverage for customer-owned assets that are under the Group’s care, custody and control. The Group also maintains an additional approximately $45 million in coverage against building damage and approximately $47 million in business interruption loss. The Company is currently working with its insurance carriers to determine the amounts that may be recoverable under these policies. Because the Company and the insurance carriers will not be able to make a final assessment of the extent of loss and determine the amount of insurance coverage under the Group’s policies until the flood waters recede (which could take several weeks), the Group has not made any adjustments to its financial statements for the three months ended September 30, 2011.

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

•

the impact of the flooding in Thailand on the industry and our business in the three months ending December 30, 2011 and beyond, including the availability of components from our suppliers, our planned operations recovery efforts and the expected costs and expenses that we will incur in connection with these efforts, and our ability to complete recovery efforts and recommence normal operations in our Thailand facilities;

•

the impact of the flooding in Thailand on the industry and our business in the December quarter and beyond, including the availability of components from our suppliers, expectations about our customers, our ability to recover from our insurers, our planned operations recovery efforts and the expected costs and expenses that we will incur in connection with these efforts, and our ability to complete recovery efforts and recommence normal operations in our Thailand facilities;

•	expectations regarding the impact of the Thailand flooding on our revenues, gross margin, results of operations and liquidity in the quarter ending December 30, 2011 and possibly beyond;

•	expectations regarding the impact of the Thailand flooding on our revenues, gross margin and results of operations in the three months ending December 30, 2011 and possibly beyond; and

•	competition in our existing and new markets.

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

We began operations in January 2000 through the acquisition of a precision mechanical and electro-mechanical manufacturing site in Thailand from Seagate Technology, or Seagate. We have been consistently profitable since our inception, achieving 47 consecutive quarters of profitable operations.

Thailand Flooding

We suspended production in all of our manufacturing facilities in Thailand during the week of October 17, 2011 due to severe flooding in Thailand. On October 22, 2011, the flood waters breached our flood barriers and infiltrated the offices and manufacturing floor space at our Chokchai campus in Pathum Thani, Thailand. The manufacturing buildings at Chokchai, known as Buildings 1 and 2, filled with water to a level that ultimately reached a height of five feet, a situation that persists as of the date of this filing. To date, the flooding has not breached our flood barriers at our Pinehurst campus, located approximately 7 miles north of Chokchai. However, production at the Pinehurst campus buildings, known as Buildings 3, 4 and 5, was suspended in its entirety for almost three weeks due to the impacted local transportation and utilities that continue to affect arterial and access roads to our factories and some employee residences. While we began production at Pinehurst on a limited scale on November 7, 2011, depending on the flood waters, we could be required to cease those limited operations at any time and could be required to do so for an extended period of time. We may also be constrained in scaling from limited operations to full operations at Pinehurst. Because of these uncertainties, we are not yet able to estimate when we will be able to recommence full operations.

The Chokchai site accounted for 29% of our revenue during the fiscal quarter ended September 30, 2011, while the Pinehurst site accounted for 67% of our revenue during that fiscal quarter. Production at the Chokchai facility will not resume during the fiscal quarter ending December 30, 2011. Efforts at the Chokchai facility are now focused on recovery and salvaging of inventory, equipment and other assets. We may never resume production at our Chokchai facilities but rather divert our Chokchai production capacity to Buildings 3, 4 and 5 at Pinehurst as well as Building 6 at Pinehurst once it is completed. We have temporarily leased two warehouses in Thailand in safer areas where we are storing recovered equipment, inventory and other assets. At these sites, we and our customers are assessing damage to equipment and inventory and determining functionality and what assets are salvageable. We have also established on-site temporary housing for our employees and are presently sheltering approximately 700 people, for whom we have arranged food service, bathroom and laundry facilities.

We are evaluating the flooding situation in Thailand on an ongoing basis. At this time, we do not know when we will recommence operations at our Chokchai site. We are evaluating our options as to how and when we can safely begin working on water removal and transfer any salvageable equipment, inventory and assets to Pinehurst. We do not have back-up or alternative manufacturing capabilities outside of Thailand to which we could transfer any of our Thai manufacturing operations.

The flooding of our facilities in Thailand, combined with the flood damage to our supply chain, will have a significant impact on our overall operations, financial results and our ability to meet customer demand for the fiscal quarter ending December 30, 2011 and possibly beyond. Because of the flooding and suspension of operations, we expect that our revenues will be substantially lower for the fiscal quarter ending December 30, 2011 in comparison to the fiscal quarter ended September 30, 2011. If Pinehurst generates no further revenues during the quarter ending December 30, 2011, our total revenues for the quarter would be approximately $28 million, representing primarily revenues generated before production shutdown at our Thailand facilities, together with revenues from our Casix and Vitrocom businesses throughout the quarter. We do expect our revenues to be in excess of that minimum, though at this time, we are unable to determine to what level. In addition, while our operations in Thailand remain suspended in whole or in part, our costs will be impacted negatively by significant under-utilization of our assets and infrastructure, costs we will incur in restoring supply and costs to expedite the immediate availability of our production for our customers. We also expect to incur significant charges and expenses related to the flooding of our operations, including such items as fixed asset impairments, inventory write-downs, purchase order cancellations for excess materials that cannot be used near term and service charges for reclaim and recovery work. We are unable to reasonably estimate the amount or timing of these charges and expenses for the fiscal quarter ending December 30, 2011 at this time. Because of this reduced revenue and these significant charges and expenses related to the flooding, we expect to suffer a net loss for the quarter ending December 30, 2011, whether or not we are able to resume operations at our Pinehurst facilities before the end of the December quarter.

We maintain insurance coverage that provides for reimbursement from losses resulting from flood damage. Our property and casualty insurance covers loss or damage to our property and third-party property over which we have custody and control, as well as losses associated with business interruption. We maintain approximately $120 million in coverage for equipment across our manufacturing campuses and another approximately $120 million in coverage for inventory. These amounts include coverage for customer-owned assets that are under our care, custody and control. We also maintain an additional approximately $45 million in coverage against building damage and approximately $47 million in business interruption loss. We are currently working with our insurance carriers to determine the amounts that may be recoverable under these policies. Because we and the insurance carriers will not be able to make a final assessment of the extent of loss and determine the amount of insurance coverage under our policies until the flood waters recede (which could take several weeks), we have not made any adjustments to our financial statements for the three months ended September 30, 2011.

Revenues

Our total revenues increased by $12.6 million, or 7.3%, to $186.3 million for the three months ended September 30, 2011, as compared to $173.7 million for the three months ended September 24, 2010. We generated substantially all of our total revenues during the three months ended September 30, 2011 from the optical communications, industrial lasers and sensors markets. Our revenues from products for markets other than the optical communications market have continued to increase. Our revenues from lasers, sensors and other markets as a percentage of total revenues increased from 21.4% for the three months ended September 24, 2010, to 26.2% for the three months ended September 30, 2011. We expect that industrial lasers and sensors will continue to represent an increasing portion of our revenues in the future. Because our share of the available business in the industrial lasers and sensors end-markets is presently small, we hope to grow our business in those end-markets in excess of industry growth forecasts.

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

The percentage of our revenues generated from the bill-to location outside of North America has decreased from 57.1% in the three months ended September 24, 2010 to 51.1% in the three months ended September 30, 2011, primarily as a result of decreasing sales in Asia-Pacific. We expect that an increasing portion of our revenues will come from the bill-to location outside of North America in the future.

The following table presents total revenues, by percentage, by geographic regions:

	Three Months Ended
	September 30, 2011	September 24, 2010
North America	48.9%	42.9%
Asia-Pacific	31.8	38.5
Europe	19.3	18.6

	100.0%	100.0%

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

Cost of Revenues

The key components of our cost of revenues are material costs, employee costs, and infrastructure-related costs. Material costs generally represent the majority of our cost of revenues. Several of the materials we require to manufacture products for our customers are customized for their products and, in many instances, sourced from a single supplier, or in some cases our own subsidiaries. Shortages from sole-source suppliers due to yield loss, quality concerns and capacity constraints, among other factors, may increase our expenses and negatively impact our gross profit margin or total revenues in a given quarter. Material costs include scrap material. Historically, our rate of scrap diminishes during a product’s life cycle due to process, fixturing and test improvement and optimization.

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

In fiscal 2011, the compensation committee of our board of directors approved an executive incentive plan with quantitative objectives, based on achieving certain revenue and earnings per share milestones for the fiscal year, and qualitative objectives. Bonuses under the executive incentive plan were paid after the end of fiscal 2011. During the three months ended September 30, 2011 and September 24, 2010, charges included in cost of revenues for merit-based bonus distributions to employees under these plans were $0.6 million and $0.3 million, respectively.

Share-based compensation expense included in the cost of revenues was $0.4 million and $0.1 million for the three months ended September 30, 2011 and September 24, 2010, respectively.

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

Charges included in SG&A expenses for merit-based bonus compensation distributed to employees and senior staff were $0.6 million and $0.3 million during the three months ended September 30, 2011 and September 24, 2010, respectively.

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

Additional Financial Disclosures

Foreign Exchange

As a result of our international operations, we are exposed to foreign exchange risk arising from various currency exposures primarily with respect to the Thai baht. Although a majority of our total revenues is denominated in U.S. dollars, a substantial portion of our payroll as well as certain other operating expenses are incurred and paid in Thai baht. The exchange rates between the Thai baht and the U.S. dollar have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We report our financial results in U.S. dollars and our results of operations have been and may continue to be negatively impacted due to Thai baht appreciation against the U.S. dollar. Smaller portions of our expenses are incurred in a variety of other currencies, including RMB, Canadian dollars, Euros and Japanese yen, the appreciation of which may also negatively impact our financial results.

In addition, we are exposed to foreign exchange risk in connection with the transaction we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011, containing a credit facility and cross currency swap arrangement, for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of September 30, 2011, we had drawn down an aggregate of $6.0 million. The remainder of the term loan is scheduled to be drawn down according to the following schedule: (1) $12.0 million on December 15, 2011 and (2) $12.0 million on March 15, 2012. Borrowings under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. Under the terms of the cross currency swap arrangement, amounts drawn in Thai baht are to be immediately converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum. Until we take the final drawdown under the credit facility, we will be required to recognize any fair market value gains and losses on the cross currency interest rate swap arrangement as we utilize the credit facility.

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

As of September 30, 2011 and June 24, 2011, we had outstanding foreign currency assets and liabilities in Thai baht and RMB as follows:

	September 30, 2011			June 24, 2011
	Currency	$	%	Currency	$	%
	(in thousands, except percentages)
Assets
Thai baht	602,757	19,338	59.3	425,872	13,904	50.9
RMB	84,399	13,281	40.7	85,478	13,411	49.1

		32,619	100.0		27,315	100.0

Liabilities
Thai baht	844,837	27,104	85.3	669,367	21,853	79.6
RMB	29,684	4,671	14.7	36,303	5,607	20.4

		31,775	100.0		27,460	100.0

The Thai baht assets represent cash and cash equivalents, accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of September 30, 2011, there was $30 million in selling forward contracts outstanding on the Thai baht payables and an undrawn committed loan in Thai baht equivalent to $24 million. As of June 24, 2011, there was $30 million in selling forward contracts outstanding on the Thai baht payables and an undrawn committed loan in Thai baht equivalent to $28 million.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of September 30, 2011 and June 24, 2011, there was none and $4.0 million, respectively, in selling RMB to U.S. dollar forward contracts.

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

Critical Accounting Policies and Use of Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities on the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our condensed consolidated financial statements as their application places the most significant demands on our management’s judgment.

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 24, 2011. There were no material changes to our critical accounting policies during the three months ended September 30, 2011.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance. Where necessary, comparative figures have been adjusted to conform with changes in presentation in the current year.

	Three Months Ended
	September 30, 2011	September 24, 2010
	(in thousands)
Revenues	$186,347	$173,740
Cost of revenues	(163,463)	(151,964)

Gross profit	22,884	21,776
Selling, general and administrative expenses	(6,638)	(4,827)

Operating income	16,246	16,949
Interest income	195	98
Interest expense	(74)	(111)
Foreign exchange loss, net	(187)	(378)
Other income	97	4

Income before income taxes	16,277	16,562
Income tax	(622)	(1,357)

Net income	$15,655	$15,205

The following table sets forth a summary of our unaudited condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended
	September 30, 2011	September 24, 2010
Revenues	100.0%	100.0%
Cost of revenues	(87.7)	(87.5)

Gross profit	12.3	12.5
Selling, general and administrative expenses	(3.6)	(2.8)

Operating income	8.7	9.7
Interest income	0.1	0.1
Interest expense	(0.1)	(0.1)
Foreign exchange loss, net	(0.1)	(0.2)
Other income	0.1	0.1

Income before income taxes	8.7	9.6
Income tax	(0.3)	(0.8)

Net income	8.4%	8.8%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended
	September 30, 2011	September 24, 2010
	(in thousands)
Optical communications	$137,491	$136,613
Lasers, sensors, and other	48,856	37,127

Total	$186,347	$173,740

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 24, 2010

Total revenues. Our total revenues increased by $12.6 million, or 7.3%, to $186.3 million for the three months ended September 30, 2011, as compared to $173.7 million for the three months ended September 24, 2010. This increase was the result of a $0.9 million increase in our revenues from optical communications products as a result of a recovery in demand for optical communications products following the recent global economic slowdown and a $11.7 million increase in our revenues from non-optical communications products, primarily reflecting the growth of our programs for industrial lasers and sensors customers. Revenues from optical communications products represented 73.8% of our total revenues for the three months ended September 30, 2011, as compared to 78.6% for the three months ended September 24, 2010.

Cost of revenues. Our cost of revenues increased by $11.5 million, or 7.6%, to $163.5 million, or 87.7% of total revenues, for the three months ended September 30, 2011, as compared to $152.0 million, or 87.5% of total revenues, for the three months ended September 24, 2010. The increase in absolute dollars was primarily due to higher volumes of materials used in our production during the three months ended September 30, 2011. Cost of revenues also included share-based compensation expense of $0.4 million for the three months ended September 30, 2011, as compared to $0.1 million for the three months ended September 24, 2010.

Gross profit. Our gross profit increased by $1.1 million, or 5.1%, to $22.9 million, or 12.3% of total revenues, for the three months ended September 30, 2011, as compared to $21.8 million, or 12.5% of total revenues, for the three months ended September 24, 2010.

SG&A expenses. Our SG&A expenses increased by $1.8 million, or 37.5%, to $6.6 million, or 3.6% of total revenues, for the three months ended September 30, 2011, as compared to $4.8 million, or 2.8% of total revenues, for the three months ended September 24, 2010. Our SG&A expenses increased in absolute dollars during the three months ended September 30, 2011 as compared to the three months ended September 24, 2010 due primarily to an increase in business development and research and development spending. We also recorded share-based compensation charges of $0.5 million for the three months ended September 30, 2011, as compared to $0.1 million for the three months ended September 24, 2010.

Operating income. Our operating income decreased by $0.7 million to $16.2 million, or 8.7% of total revenues, for the three months ended September 30, 2011.

Interest income. Our interest income increased by $0.1 million to $0.2 million for the three months ended September 30, 2011, due to increases in cash and cash equivalent balances.

Interest expense. Our interest expense decreased by $37,000 to $74,000 for the three months ended September 30, 2011, as compared to $111,000 for the three months ended September 24, 2010. The decrease was due to decreases in our long-term loan interest rates and decrease in our long-term loan balances due to scheduled repayments.

Income before income taxes. We recorded income before income tax expenses of $16.3 million for the three months ended September 30, 2011, as compared to $16.6 million for the three months ended September 24, 2010.

Provision for income tax. Our provision for income tax reflects an effective tax rate of 3.8% for the three months ended September 30, 2011, as compared to an effective tax rate of 8.2% for the three months ended September 24, 2010. The decrease in effective tax rate during the three months ended September 30, 2011 as compared to the three months ended September 24, 2010 was due to the fact that during the three months ended September 24, 2010, we recognized uncertainty income tax provision and income tax assessment of $213 and $137, respectively for fiscal 2010 of a subsidiary located in New Jersey.

Net income. Our net income increased to $15.7 million, or 8.4% of total revenues, for the three months ended September 30, 2011, as compared to $15.2 million, or 8.8% of total revenues, for the three months ended September 24, 2010, an increase of $0.5 million, or 3.0%.

Liquidity and Capital Resources

Cash Flows and Working Capital

To date, we have primarily financed our operations through the sale of ordinary shares to investors in March 2000, the sale of our ordinary shares in our initial public offering in June 2010, and through cash flow from operations and commercial loans. As of September 30, 2011, we had approximately $132.3 million in cash and cash equivalents and approximately $19.5 million of outstanding debt. As of September 24, 2010, we had approximately $101.1 million in cash and cash equivalents and approximately $19.0 million of outstanding debt.

Our cash and cash equivalents primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less which are placed with banks and other financial institutions. For the three months ended September 30, 2011 and September 24, 2011, the weighted average interest rate on our cash and cash equivalents was 0.7% and 0.5%, respectively.

We expect that our cash position will be materially and adversely impacted by the suspension of our operations in Thailand, by increases in expenditures related to recovery from the flooding of our facilities and lost revenue. We expect our cash flow for the quarter ending December 30, 2011, and possibly beyond, to be negative. The extent of such negative cash flow will depend in part on the amount and timing of any insurance recoveries. We expect to incur significant charges and expenses related to the flooding, and some of these will be cash charges and expenses. We anticipate that we will need to repair and replace equipment and inventory that has been submerged as a result of the flooding, and our capital expenditures to do so are expected to be significantly in excess what we had originally budgeted for fiscal 2012, subject to any insurance recoveries we may receive. We also expect a significant reduction in revenues for the quarter ending December 30, 2011 and possibly beyond, both because of customer orders that we cannot fulfill and because some customers may cease doing business with us entirely, even after we are able to recommence our manufacturing operations. Notwithstanding the foregoing, we believe our current cash, cash equivalents and cash generated from operations, combined with proceeds that we receive from insurance recoveries, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.

In June 2010, we entered into an agreement to purchase land in Thailand for the construction of Pinehurst Building 6. The land purchase was completed in August 2010, and, due to the flooding in Thailand, we expect to complete construction of Building 6 in the fourth quarter of our fiscal year 2012. Once we complete construction of Building 6 and can operate it at or near full capacity, we believe that our manufacturing capacity at Pinehurst will be sufficient to meet anticipated production requirements for the remainder of fiscal 2012. Until that time, our limited manufacturing capacity will be materially constrained. We maintain a long-term credit facility that will come due within the next 2 months and a long-term credit facility that will come due within the next 41 months, both of which are associated with prior construction of production facilities at our Pinehurst campus in Thailand. In the three months ended September 30, 2011, we drew down an aggregate of $6.0 million under another long-term credit facility to support construction of Building 6. This loan will come due within the next 66 months. We anticipate that our internally generated working capital, along with our cash and cash equivalents and the proceeds from insurance recoveries, will be adequate to repay these obligations.

The following table shows our net cash provided by (used in) operating activities, net cash used in investing activities and net cash provided by financing activities for the periods indicated:

	Three Months Ended
(in thousands of U.S. dollars)	September 30, 2011	September 24, 2010
	(unaudited)
Net cash provided by (used in) operating activities	$9,842	$(1,903)
Net cash used in investing activities	(7,983)	(7,314)
Net cash provided by financing activities	3,143	24,930
Net increase in cash and cash equivalents	5,002	15,713
Cash and cash equivalents, beginning of period	127,282	84,942
Cash and cash equivalents, end of period	132,349	101,090

Operating Activities

Net cash provided by operating activities increased by $11.7 million, or 617.2%, to $9.8 million for the three months ended September 30, 2011, as compared to net cash used in operating activities of $1.9 million for the three months ended September 24, 2010. The increase in net cash from operations for the three months ended September 30, 2011 as compared to the three months ended September 24, 2010 was primarily due to an increase in cash collection from accounts receivable and an increase in turnover of inventories into cash, partially offset by an increase in payments of accounts payable.

Investing Activities

Net cash used in investing activities increased by $0.7 million, or 9.1%, to $8.0 million for the three months ended September 30, 2011, as compared to $7.3 million for the three months ended September 24, 2010. The increase in net cash used in investing activities was primarily related to additional payments for construction in progress for Pinehurst Building 6 and new equipment purchases.

Financing Activities

Net cash provided by financing activities decreased by $21.8 million, or 87.4%, to $3.1 million for the three months ended September 30, 2011, as compared to net cash provided by financing activities of $24.9 million for the three months ended September 24, 2010. This decrease in net cash provided by financing activities was primarily due to the proceeds from our initial public offering of $26.3 million during the three months ended September 24, 2010.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We also do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Recent Accounting Pronouncements

See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents totaling $132.3 million and $127.3 million as of September 30, 2011 and June 24, 2011, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three months ended September 30, 2011 and the fiscal year ended June 24, 2011, our interest income would have decreased by approximately $29,000 and $88,000, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate, or SIBOR, and the London Inter-Bank Offered Rate, or LIBOR, plus an additional margin, depending on the lending institution. If the SIBOR and the LIBOR had increased by 100 basis points during the three months ended September 30, 2011 and the fiscal year ended June 24, 2011, our interest expense would have increased by approximately $49,000 and $0.2 million, respectively, assuming consistent borrowing levels.

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

As a consequence, our gross profit margins, operating results, profitability and cash flows are adversely impacted when the dollar depreciates relative to the Thai baht or the RMB. We have a particularly significant currency rate exposure to changes in the exchange rate between the Thai baht and the U.S. dollar. We must translate foreign currency-denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our condensed consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar compared to such foreign currencies will affect our reported results of operations and the value of our assets and liabilities on our condensed consolidated balance sheets, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and shareholders’ equity.

In addition, we are exposed to foreign exchange risk in connection with the transaction we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011, containing a credit facility and cross currency swap arrangement, for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of September 30, 2011, we had drawn down an aggregate of $6.0 million. The remainder of the term loan is scheduled to be drawn down according to the following schedule: (1) $12.0 million on December 15, 2011 and (2) $12.0 million on March 15, 2012. Borrowings under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. Under the terms of the cross currency interest rate swap arrangement, amounts drawn in Thai baht are to be immediately converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum. Until we take the final drawdown under the credit facility, we will be required to recognize any fair market value gains and losses on the cross currency interest rate swap arrangement as we utilize the credit facility.

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to three months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign currency losses of $0.2 million during the three months ended September 30, 2011 and foreign currency losses of $0.4 million during the three months ended September 24, 2010. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB as of September 30, 2011 and June 24, 2011 would have resulted in a decrease in our net dollar position of approximately $0.09 million and $0.02 million, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of September 30, 2011, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with a small number of banks and other financial institutions having credit ratings of A minus or above as determined by Fitch Ratings. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Recent severe flooding in Thailand resulted in the suspension of all production in our facilities in Thailand, which will have a material and adverse effect on our business, financial condition and results of operations in the near-term and potentially beyond.

The recent severe flooding in Thailand, and the suspension of production in all of our Thailand manufacturing facilities, will adversely affect our business, results of operations and financial condition in the near-term and potentially beyond. Material risks and uncertainties we face as a result of flooding in Thailand include, but are not limited to, the following:

Recommencement of Operations. Our ability, and the time required, to recommence full operations following the flooding of our Thailand facilities will be affected by the time necessary for the flood waters to recede, the extent of damage to our facilities and equipment caused by the floods, the time required to repair or replace damaged equipment and complete customer qualification of any replaced equipment, the ability for our employees to return to work, and our ability to access freight lanes and transportation routes. Production will not recommence at our Chokchai facilities for the remainder of the quarter ending December 30, 2011, and likely for significantly longer. It is possible that we may never again manufacture at our Chokchai campus but, instead, divert manufacturing to the existing Buildings 3, 4 and 5 at our Pinehurst campus, and our newest Building 6 at Pinehurst, upon completion. Completion of construction of Building 6 at Pinehurst has been delayed as a result of the flooding in Thailand. Even after we complete construction of Building 6, it may take two and a half months or longer after completion before we can manufacture at full capacity at that new site. In addition, while we began limited operations at our Pinehurst facilities on November 7, 2011, depending on the flood waters, we could be required to cease those limited operations at any time and could be required to do so for an extended period of time. We may also be constrained in scaling from limited operations to full operations at Pinehurst. Because of these uncertainties, we are not yet able to estimate when we will be able to recommence full operations.

Our business operations in Thailand typically generate over 90% of our overall revenue in a given quarter. We do not have significant manufacturing operations outside of Thailand to which we would otherwise be able to transfer people, equipment, inventory and our production capacity. Until we are able to recommence production at normal capacity in Thailand, our costs will be materially and adversely impacted by significant under-utilization of our assets and infrastructure, our operations will be constrained, and our business, financial condition and results of operations will be materially and adversely affected. Even after we recover from the recent flooding and resume normal operations, we cannot assure you that future flooding in Thailand will be less severe or have less of an impact on our business, financial condition and results of operations than the most recent flooding.

Thai Government Actions. Several billion cubic meters of water remain in Northern Thailand and are steadily making their way south. Even though the flooding season has ended, the Thai government must still manage these vast quantities of water and route them as safely as possible south through the country and out to the Gulf of Thailand. To do so, the government may divert significant amounts of this water on paths that run near or through our Pinehurst or Chokchai facilities, which would have a material adverse effect on our business, financial condition and results of operations.

Customers. Our Chokchai and Pinehurst facilities service all of our major customers. Because of the suspension of our operations in Thailand, it is possible that some customers will take their business elsewhere, either to our competitors or “in house.” A number of customers have already removed from our facilities their equipment that had been consigned to our factories for purposes of fulfilling customer orders. Even after we return to normal operations in Thailand, given the qualification process that an alternative manufacturer would have to undertake, once a customer leaves us for a competitor and qualifies operations for manufacturing with that competitor, it will become more difficult and costly for that customer to later return to us. Given the flooding in Thailand, some customers may choose not to reengage with us simply because of the fear of future flooding in Thailand. Other customers may be so reliant on us for their manufacturing capabilities that the suspension of our operations could materially and adversely affect their own businesses and potentially lead to customer bankruptcies or liquidations. Customer bankruptcies or liquidations would mean less revenue for us and could also require that we write off any accounts receivable and inventory associated with those customers. We may also have disputes with our customers regarding who bears the responsibility for losses of equipment, inventory, business and profits as a result of the flooding. Other customers may simply walk away from their obligations to us pay us for equipment, inventory and finished goods for which we feel that they have a contractual obligation to us. The recent flooding may also make it more difficult for us to win business from new customers even after we resume normal operations. These consequences will materially and adversely affect our business, financial condition and results of operations.

Suppliers. Even after we are able to bring our manufacturing capacity in Thailand up to normal levels, our suppliers may not be able to supply us with materials in sufficient volumes and in a timely enough manner for us to satisfy our customers’ demands. A number of our suppliers are located in Thailand. These Thai-based suppliers may be materially and adversely impact by the flooding and may be impacted far longer than we are. Some of these suppliers could be required to file for bankruptcy or otherwise liquidate as a result of the effects of the flooding on their businesses. In addition, our suppliers located outside of Thailand rely on Thai infrastructure and logistics to deliver their goods to our factories in Thailand. To the extent that Thai infrastructure and logistics remain materially and adversely affected longer than our manufacturing facilities, it will continue to be difficult for us to obtain necessary volumes of materials in a timely manner, which will materially and adversely impact our business and customer relations, and operations will be substantially constrained.

Recovery and Related Charges and Expenses. We expect to incur significant charges and expenses related to the recovery from the flooding of our Thailand facilities and its impact on our operations, including items such as fixed asset impairments, inventory write-downs, charges related to cancellation of purchase orders for excess materials and charges for restoration and recovery work. The amount of these charges and expenses cannot currently be estimated and depends on a number of factors, including our ability to remove water from our facilities, the extent of damage to our facilities, existing inventories and equipment caused by the flooding, the time and effort required to restore or replace damaged equipment, our ability to replace existing but damaged equipment, and the time required to recommence production at normal capacity. In the event that we move our manufacturing capacity from Chokchai to Buildings 3, 4 and 5 at Pinehurst and, when completed, Building 6, we also expect to incur significant expenses in connection with such a move. We expect to incur a significant amount of these various flood-related charges and expenses during our second fiscal quarter ending December 30, 2011. However, the ultimate timing of the incurrence of these charges and expenses depends on the time required to complete our recovery efforts and recommence production at normal capacity.

Insurance. We maintain insurance coverage that provides for reimbursement from losses resulting from flood damage. The magnitude of the flood damage we will incur depends on a number of factors, including those described above, and currently cannot be estimated. Our property and casualty insurance covers loss or damage to our property and third-party property over which we have custody and control as well as losses associated with business interruption and building damage. We cannot yet estimate the amount or timing of any proceeds that we ultimately receive under our insurance policies, and there may therefore be a substantial delay between our incurrence of losses and our recovery under our insurance policies, which would adversely affect our cash flows. We cannot assure you that our insurance policies cover the business interruption losses we incur in connection with the flooding of our Thailand facilities. There is also a risk that our insurance claims may exceed our insurance caps. We expect that the insurance claims process will also require a significant amount of time from management in terms of assessing the extent of damage, working with insurance carriers to determine the scope of coverage, making all appropriate claims in a timely manner and potentially disputing claim denials or coverage limits for which we do not agree with our carriers. There is a risk that our flood insurance premiums may rise significantly in the future or that insurers may cease writing policies for flood insurance in Thailand.

Restoration or Replacement of Equipment. The equipment we use at our facilities in Thailand is highly sophisticated and complex. Our ability to repair any damage to this equipment as a result of the flooding of our Thailand facilities will depend on our ability to source and install replacement parts for the equipment. If we are unable to successfully do so or if the extent of damage to any of our equipment is too extensive to repair, we may need to replace the equipment. We cannot assure that replacement equipment will be available on acceptable terms or at all. In addition, extended lead-time requirements for replacing some of the equipment used in our Thailand facilities may adversely affect our ability to recommence full operations on a timely basis after other recovery efforts have been completed.

Operating Model. Given the increased costs and substantially reduced revenue in the near-term and possibly beyond, we may have to undertake a significant restructuring of our organization in order to align our cost structure with our post-flooding operating model. Because the extent of the loss, the amount of costs and charges that we will incur and the amount of lost revenue are currently unknown, we cannot yet estimate the extent or timing of such a restructuring but anticipate that such a restructuring will occur over the next several quarters.

We have depended, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our total revenues. During the three months ended September 30, 2011 and September 24, 2010, we had four customers that each contributed 10% or more of our total revenues. These customers together accounted for 57% and 57% of our total revenues, respectively, during the periods. Dependence on a limited number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers could have an adverse effect on our business, operating results and share price. For example, on July 1, 2011, Oclaro, Inc. delivered a notice of termination to us under our volume supply agreement, stating that they are currently in discussions with multiple third party manufacturers, including Fabrinet, for one or more of such third party manufacturers to manufacture those products that are currently being manufactured by Fabrinet under our supply agreement. Pursuant to the notice of termination, our supply agreement will terminate on December 31, 2011. From July 8, 2011, following Oclaro’s announcement of the termination of our volume supply agreement, through July 14, 2011, our share price on the NYSE declined approximately 22%.

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

Natural disasters, including the current flooding in Thailand, epidemics, acts of terrorism and other political and economic developments could harm our business, financial condition and operating results.

Natural disasters, such as the current, severe flooding in Thailand, where most of our manufacturing operations are located, the May 2008 earthquake in Sichuan, China, and the March 2011 tsunami in Japan, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products and for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the current flooding situation in Thailand has forced us to temporarily shut down all of our manufacturing facilities in Thailand. This disruption is ongoing and will adversely affect our ability to meet our customers’ demands during the three months ending December 30, 2011 and possibly beyond. In some countries in which we operate, including the PRC and Thailand, potential outbreaks of infectious diseases such as the H1N1 influenza virus, severe acute respiratory syndrome (SARS) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. In addition, increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers, and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.

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

We are not fully insured against all potential losses. Natural disasters or other catastrophes could adversely affect our business, financial condition and results of operations.

The occurrence of one or more natural disasters, such as tropical storms and floods, in Thailand where most of our manufacturing operations are located could adversely affect our operations and financial performance. Any losses that we would incur could have a material adverse effect on our business for an indeterminate period of time.

Even with insurance coverage, natural disasters or other catastrophic events, including acts of war, could cause us to suffer substantial losses in our operational capacity and could also lead to a loss of opportunity and to a potential adverse impact on our relationships with our existing customers resulting from our inability to produce products for them, for which we would not be compensated by existing insurance. This in turn could have a material adverse effect on our financial condition and results of operations.

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

Our quarterly revenues, gross profit margins, and operating results have fluctuated significantly and may continue to fluctuate significantly in the future. For example, between the three months ended September 25, 2009 and the three months ended June 25, 2010, our total revenues ranged from $97.0 million to $157.4 million, as compared to $186.3 million for the three months ended September 30, 2011. Our gross profit margins and operating results experienced similar fluctuations during those periods. In addition, because of the recent flooding in Thailand, we expect our revenues from the fiscal quarter ending December 30, 2011 to be substantially lower than it has been in previous periods. Therefore, we believe that quarter-to-quarter comparisons of our operating results may not be useful in predicting our future operating results. You should not rely on our results for one quarter as any indication of our future performance. Quarterly variations in our operations could result in significant volatility in the market price of our ordinary shares.

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

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared to the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. For example, from September 25, 2009 to September 30, 2011, the U.S. dollar lost approximately 7.4% of its value against the Thai baht. We cannot guarantee that the depreciation of the U.S. dollar against the Thai baht will not continue. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with durations of one to three months, leaving us exposed to longer term changes in exchange rates.

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

Beginning in July 2005, the official exchange rate for the conversion of RMB into U.S. dollars was revalued and permitted to fluctuate within a band against a basket of foreign currencies. As a result, as of September 30, 2011, the U.S. dollar had depreciated approximately 6.5% against the RMB since September 25, 2009. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

We purchase some of the critical materials used in certain of our products from a single source or a limited number of suppliers. Supply shortages have in the past, and could in the future, impair the quality, reduce the availability or increase the cost of materials, which could harm our revenues, profitability and customer relations.

We rely on a single source or a limited number of suppliers for critical materials used in a significant number of the products we manufacture. We generally purchase these single or limited source materials through standard purchase orders and do not maintain long-term supply agreements with our suppliers. We generally use a rolling 12 month forecast based on anticipated product orders, customer forecasts, product order history, backlog, and warranty and service demand to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields and the availability of raw materials used to produce the parts or components. Historically, we have experienced supply shortages resulting from various causes, including reduced yields by our suppliers, which prevented us from manufacturing products for our customers in a timely manner. Our revenues, profitability and customer relations could be harmed by a stoppage or delay of supply, a substitution of more expensive or less reliable parts, the receipt of defective parts or contaminated materials, an increase in the price of supplies, or an inability to obtain a reduction in price from our suppliers in response to competitive pressures.

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

Our customers are located throughout the world. Total revenues from the bill-to location of customers outside of North America accounted for 51.1% and 57.1% of our total revenues for the three months ended September 30, 2011 and September 24, 2010, respectively. We expect that total revenues from the bill-to location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

Any succession crisis in the Kingdom of Thailand could cause new or increased instability and unrest. In the event that a violent coup were to occur or the current political unrest were to worsen, such activity could prevent shipments from entering or leaving the country and disrupt our ability to manufacture products in Thailand, and we could be forced to transfer our manufacturing activities to more stable, and potentially more costly, regions. Further, the Thai government recently raised the minimum wage standards for labor and could repeal certain promotional certificates that we have received or tax holidays for certain export and value added taxes that we enjoy, either preventing us from engaging in our current or anticipated activities or subjecting us to higher tax rates. A new regime could nationalize our business or otherwise seize our assets. Future political instability such as the coup that occurred in September 2006 or the demonstrations that occurred during 2008, 2009 and 2010 could harm our business, financial condition and operating results.

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

We generally provide a warranty of between one to two years on the products that we manufacture for our customers. This warranty typically guarantees that products will conform to our customers’ specifications and be free from defects in workmanship. Defects in the products we manufacture, whether caused by a design, engineering, manufacturing or component failure or by deficiencies in our manufacturing processes and whether during or after the warranty period, could result in product or component failures, which may damage our business reputation, whether or not we are indemnified for such failures. We could also incur significant costs to repair or replace defective products under warranty, particularly when such failures occur in installed systems. In some instances, we may also be required to incur costs to repair or replace defective products outside of the warranty period in the event that a recurring defect is discovered in a certain percentage of a customer’s products delivered over an agreed upon period of time. We have experienced product or component failures in the past and remain exposed to such failures, as the products that we manufacture are widely deployed throughout the world in multiple environments and applications. Further, due to the difficulty in determining whether a given defect resulted from our customer’s design of the product or our manufacturing process, we may be exposed to product liability or product warranty claims arising from defects that are not our fault. In addition, if the number or type of defects exceeds certain percentage limitations contained in our contractual arrangements, we may be required to conduct extensive failure analysis, re-qualify for production or cease production of the specified products.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the U.S. Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we were able to assert in our Form 10-K for the fiscal year ended June 24, 2011 that our internal control over financial reporting was effective as of July 24, 2011, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

We anticipate that our current cash and cash equivalents, together with cash provided by operating activities, funds available through our working capital credit facilities and proceeds that we receive from our insurers for losses we suffered as a result of recent Thai flooding, will be sufficient to meet our current and anticipated needs for general corporate purposes for at least the next 12 months. We operate in a market, however, that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies.

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

As of September 30, 2011, our existing shareholders Asia Pacific Growth Fund III, L.P., an affiliate of H&Q Asia Pacific, and Mr. Mitchell, our chief executive officer and chairman of the board of directors, beneficially owned approximately 26.7% and 8.4%, respectively, of our outstanding ordinary shares. In addition, Mr. Mitchell and a representative of H&Q Asia Pacific serve on our board of directors. Accordingly, they have had, and will continue to have, significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have the power to prevent or cause a change in control. The interests of these shareholders may differ from the interests of our other shareholders.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2011.

FABRINET

By:	/s/ MARK J. SCHWARTZ
Name:	Mark J. Schwartz
Title:	Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.

10.1	Facility Agreement, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co., Ltd.	8-K	10.1	August 16, 2011	001-34755

10.2	General Terms and Conditions of Facility, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co., Ltd.	8-K	10.2	August 16, 2011	001-34755

10.3	Confirmation for Cross Currency Swap Transaction, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co. Ltd.	8-K	10.3	August 16, 2011	001-34755

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.