Form 10-Q
period 2011-12-30
Fabrinet
filed 2012-02-08
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2 011

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

As of January 27, 2012, the registrant had 34,424,152 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED DECEMBER 30, 2011

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)
	December 30, 2011	June 24, 2011
Assets
Current assets
Cash and cash equivalents	$112,078	$127,282
Trade accounts receivable, net	97,824	117,705
Inventories, net	103,287	106,467
Investment in leases	—	448
Deferred tax assets	3,705	1,308
Prepaid expenses and other current assets	4,716	4,466

Total current assets	321,610	357,676

Non-current assets
Property, plant and equipment, net	88,436	75,410
Intangibles, net	555	892
Investment in leases	—	1,163
Deferred tax assets	1,972	1,953
Deposits and other non-current assets	669	681

Total non-current assets	91,632	80,099

Total assets	$413,242	$437,775

Liabilities and Shareholders’ Equity
Current liabilities
Long-term loans from banks, current portion	$6,368	$4,398
Trade accounts payable	57,052	92,563
Construction payable	3,437	2,475
Income tax payable	1,046	1,858
Deferred tax liability	1,181	1,056
Accrued payroll, profit sharing and related expenses	5,697	7,677
Accrued expenses	4,575	3,986
Other payables	4,721	3,796
Liabilities to third parties due to flood losses	11,684	—

Total current liabilities	95,761	117,809

Non-current liabilities
Long-term loans from banks, non-current portion	23,545	11,979
Severance liabilities	4,751	4,478
Other non-current liabilities	2,027	1,982

Total non-current liabilities	30,323	18,439

Total liabilities	126,084	136,248

Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of December 30, 2011 and June 24, 2011)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 34,422,252 shares and 34,207,579 shares issued and outstanding as of December 30, 2011 and June 24, 2011, respectively)	344	342
Additional paid-in capital	63,044	59,816
Retained earnings	223,770	241,369

Total shareholders’ equity	287,158	301,527

Total Liabilities and Shareholders’ equity	$413,242	$437,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share data)
	Three Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Revenues	$96,609	$184,631	$282,956	$358,371
Cost of revenues	(87,680)	(160,968)	(251,143)	(312,932)

Gross profit	8,929	23,663	31,813	45,439
Selling, general and administrative expenses	(5,319)	(5,951)	(11,957)	(10,778)
Other expenses in relation to flood	(40,265)	—	(40,265)	—

Operating income (loss)	(36,655)	17,712	(20,409)	34,661
Interest income	224	114	419	212
Interest expense	(68)	(90)	(142)	(201)
Foreign exchange gain (loss), net	787	(670)	600	(1,048)
Other income	59	11	156	15

Income (loss) before income taxes	(35,653)	17,077	(19,376)	33,639
Income tax benefit (expense)	2,399	(1,271)	1,777	(2,628)

Net income (loss)	$(33,254)	$15,806	$(17,599)	$31,011

Earnings (loss) per share
Basic	$(0.97)	$0.47	$(0.51)	$0.92
Diluted	(0.96)	0.46	(0.51)	0.90
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	34,396	33,768	34,309	33,765
Diluted	34,544	34,450	34,523	34,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)
	Six Months Ended
	December 30, 2011	December 24, 2010
Cash flows from operating activities
Net income (loss) for the period	$(17,599)	$31,011
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,937	4,249
Amortization of intangibles	199	253
Loss (gain) on disposal of property, plant and equipment	9	(31)
Allowance for doubtful accounts and warranties	(24)	62
Unrealized gain on exchange rate and fair value of derivative	(43)	(226)
Share-based compensation	2,591	1,420
Deferred income tax	(2,291)	(320)
Provision for uncertain tax position and severance liabilities, net of payments	374	(48)
Inventory obsolescence	475	(27)
Loss from written-off assets and liabilities to third parties due to flood losses	33,263	—
Changes in operating assets and liabilities
Trade accounts receivable	19,868	(21,991)
Inventories	(12,813)	(8,501)
Other current assets and non-current assets	(451)	475
Trade accounts payable	(35,511)	(2,165)
Income tax payable	(812)	1,131
Other current liabilities and non-current liabilities	(1,583)	1,068

Net cash (used in) provided by operating activities	(9,411)	6,360

Cash flows from investing activities
Purchase of property, plant and equipment	(18,337)	(11,801)
Purchase of intangibles	(21)	(9)
Purchase of assets for lease under direct financing leases	(2,940)	(1,574)
Proceeds from direct financing leases	1,217	14
Proceeds from disposals of property, plant and equipment	5	111

Net cash used in investing activities	(20,076)	(13,259)

Cash flows from financing activities
Receipts of long-term loans from banks	16,000	—
Repayments of long-term loans from banks	(2,464)	(3,004)
Proceeds from initial public offering, net	—	26,319
Proceeds from issue of ordinary shares under employee share option plan	639	59

Net cash provided by financing activities	14,175	23,374

Net (decrease) increase in cash and cash equivalents	(15,312)	16,475

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	127,282	84,942
(Decrease) increase in cash and cash equivalents	(15,312)	16,475
Effect of exchange rate on cash and cash equivalents	108	646

Cash and cash equivalents at end of period	$112,078	$102,063

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and organization

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

Asia Pacific Growth Fund III, L.P. held 26.3% and 26.5% of the Company’s share capital (fully diluted) as of December 30, 2011 and June 24, 2011, respectively.

2.	Accounting policies

Basis of presentation

The condensed consolidated financial statements of Fabrinet included herein have been prepared on a basis consistent with the June 24, 2011 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These condensed consolidated financial statements should be read in conjunction with the June 24, 2011 audited consolidated financial statements and notes thereto. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Fabrinet’s results of operations for the three and six months ended December 30, 2011 and December 24, 2010 are not necessarily indicative of future operating results.

The preparation of the Group’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of total revenues and expense during the year. The Group bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Group’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for business combinations, share-based compensation, allowance for doubtful accounts, income taxes and inventory obsolescence, among others. In addition, as the Company continues to assess the extent of the impact of Thailand’s floods during the period to the Company’s operations, estimates and assumptions are required in the determination of losses and recoveries recognized in the condensed consolidated financial statements. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday closest to June 30. The three months ended December 30, 2011 and December 24, 2010 each consisted of 13 weeks. The six months ended December 30, 2011 and December 24, 2010 consisted of 27 weeks and 26 weeks, respectively. Fiscal year 2012 will be comprised of 53 weeks and will end on June 29, 2012.

Concentration of credit risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

As of December 30, 2011, the Group’s cash and cash equivalents were held in deposits and highly liquid products with maturities of three months or less with banks with credit ratings of A minus or above. The Group had four customers and five customers that each contributed to 10% or more of its total accounts receivable as of December 30, 2011 and June 24, 2011, respectively.

Accounts receivable include amounts due from companies that are monitored by the Group for credit worthiness. Management has implemented a program to closely monitor near term cash collection and credit exposures and believes no material loss will be incurred.

Recent accounting pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB” or the “Board’) issued the Accounting Standards Update No. 2011-12 – Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Under the amendments in Update 2011-05 entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income , and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income for both annual and interim financial periods. The amendments in this Update supersede changes to those paragraphs in Update 2011-05 that pertain to how, when, and where reclassification adjustments are presented. All other requirements in Update 2011-05 are not affected by this amendment, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company will adopt this guidance in the first quarter of fiscal year 2013, and is currently evaluating the impact, if any, the guidance will have on its unaudited condensed consolidated financial statements.

In December 2011, the FASB issued the Accounting Standards Update No. 2011-11 – Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. Information about offsetting and related arrangements will enable users of an entity’s financial statements to understand the effect of those arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company will adopt this guidance in the first quarter of fiscal year 2014, and is currently evaluating the impact, if any, the guidance will have on its unaudited condensed consolidated financial statements.

In December 2011, the FASB issued the Accounting Standards Update No. 2011-10 – Property, Plant, and Equipment (Topic 360) – Derecognition of in Substance Real Estate- a Scope Clarification, a consensus of the FASB Emerging Issues Task Force. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This guidance is effective for fiscal years and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. The Company will adopt this guidance in the first quarter of fiscal year 2013, and is currently evaluating the impact, if any, the guidance will have on its unaudited condensed consolidated financial statements.

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

In May 2011, the FASB issued the Accounting Standards Update No. 2011-04—Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective during interim or annual periods beginning after December 15, 2011. Early application is not permitted. The Company will adopt this guidance in the third quarter of fiscal year 2012, and is currently evaluating the impact, if any, the guidance will have on its unaudited condensed consolidated financial statements.

In April 2011, the FASB issued the Accounting Standards Update No. 2011-03—Transfers and Servicing (Topic 860)—Reconsideration of Effective Control for Repurchase Agreements. The amendments in this Update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. Those criteria indicate that the transferor is deemed to have maintained effective control over the financial assets transferred (and thus must account for the transaction as a secured borrowing) for agreements that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity if all of the following conditions are met: (1) The financial assets to be repurchased or redeemed are the same or substantially the same as those transferred; (2) The agreement is to repurchase or redeem them before maturity, at a fixed or determinable price; and (3) The agreement is entered into contemporaneously with, or in contemplation of, the transfer. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011. Early adoption is not permitted. The Company will adopt this guidance in the third quarter of fiscal year 2012, and is currently evaluating the impact, if any, the guidance will have on its unaudited condensed consolidated financial statements.

3.	Earnings (loss) per ordinary share

Basic earnings (loss) per ordinary share are computed by dividing reported net income (loss) by the weighted average number of ordinary shares outstanding during each period.

	Three Months Ended
	December 30, 2011	December 24, 2010
Net income (loss) attributable to shareholders	$(33,254)	$15,806
Weighted average number of ordinary shares outstanding (thousands of shares)	34,396	33,768
Basic earnings (loss) per ordinary share (in dollars)	$(0.97)	$0.47

	Six Months Ended
	December 30, 2011	December 24, 2010
Net income (loss) attributable to shareholders	$(17,599)	$31,011
Weighted average number of ordinary shares outstanding (thousands of shares)	34,309	33,765
Basic earnings (loss) per ordinary share (in dollars)	$(0.51)	$0.92

Diluted earnings (loss) per ordinary share are computed by dividing reported net income (loss) by the weighted average number of ordinary shares and dilutive ordinary equivalent shares outstanding during each period. Dilutive ordinary equivalent shares consist of share options and restricted shares. Diluted earnings (loss) per ordinary share is calculated as follows:

	Three Months Ended
	December 30, 2011	December 24, 2010
Net income (loss) used to determine diluted earnings (loss) per ordinary share	$(33,254)	$15,806
Weighted average number of ordinary shares outstanding (thousands of shares)	34,396	33,768
Adjustment for incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	148	682

Weighted average number of ordinary shares for diluted earnings (loss) per ordinary share (thousands of shares)	34,544	34,450

Diluted earnings (loss) per ordinary share (in dollars)	$(0.96)	$0.46

	Six Months Ended
	December 30, 2011	December 24, 2010
Net income (loss) used to determine diluted earnings (loss) per ordinary share	$(17,599)	$31,011
Weighted average number of ordinary shares outstanding (thousands of shares)	34,309	33,765
Adjustment for incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	214	636

Weighted average number of ordinary shares for diluted earnings (loss) per ordinary share (thousands of shares)	34,523	34,401

Diluted earnings (loss) per ordinary share (in dollars)	$(0.51)	$0.90

4.	Fair value

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

The Group utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The following table sets forth the Group’s applicable liabilities measured at fair value on a recurring basis as of December 30, 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Liabilities
Derivative liabilities	—	1,018	—	1,018

Total liabilities measured at fair value	$—	$1,018	$—	$1,018

The above derivative liabilities are classified in accrued expenses on the condensed consolidated balance sheet.

The following table sets forth the Group’s applicable liabilities measured at fair value on a recurring basis as of June 24, 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Liabilities
Derivative liabilities	—	966	—	966

Total liabilities measured at fair value	$—	$966	$—	$966

The above derivative liabilities are classified in accrued expenses on the consolidated balance sheet.

5.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts for the six months ended December 30, 2011 and December 24, 2010 were as follows:

	Balance at beginning of period	Charged to Expenses for the six months	Balance at end of period
Period ended December 30, 2011	$79	$13	$92
Period ended December 24, 2010	$41	$26	$67

6.	Inventories

	December 30, 2011	June 24, 2011
Raw materials	$57,974	$47,172
Work in progress	37,466	46,190
Finished goods	4,802	9,651
Goods in transit	5,722	5,656

	105,964	108,669
Less Inventory obsolescence	(2,677)	(2,202)

Inventories, net	$103,287	$106,467

During the three months ended December 30, 2011, the Group has written off inventories of $15,518, of which $10,471 were raw materials and $5,047 were finished goods, damaged due to the flooding in Thailand during October-November 2011, see note 15 . This amount has been included in “other expenses in relation to flood” in the condensed consolidated statements of operations.

7.	Investment in leases

Investment in direct financing leases primarily consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of December 30, 2011 and June 24, 2011:

	December 30, 2011	June 24, 2011
Total minimum lease payments receivable	$3,522	$2,026
Estimated residual values of leased equipment	—	—

Investment in direct financing leases	3,522	2,026
Less: unearned income	(186)	(415)

	$3,336	$1,611
Less: written-off of investment in direct financing leases	(3,336)	—

Net investment in direct financing leases	$—	$1,611

During the three months ended December 30, 2011, all investment in leases of $3,336 were written-off, as they were damaged due to the flooding in Thailand during October-November 2011. This amount has been included in “other expenses in relation to flood” in the condensed consolidated statements of operations.

8.	Intangibles

The following tables present details of the Group’s intangibles:

	December 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,456	$(2,901)	$555

Total intangibles	$3,456	$(2,901)	$555

	June 24, 2011
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,594	$(2,702)	$892

Total intangibles	$3,594	$(2,702)	$892

The Group recorded amortization expense relating to intangibles of $97 and $123 for the three months ended December 30, 2011 and December 24, 2010, respectively, and $199 and $253 for the six months ended December 30, 2011 and December 24, 2010, respectively.

Based on the carrying amount of intangibles as of December 30, 2011, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in June is as follows:

2012	$175
2013	217
2014	93
2015	64
2016	5
Thereafter	1

Total amortization	$555

9.	Borrowings

Bank borrowings and long-term debt was comprised of the following:

	December 30, 2011	June 24, 2011
Short-term bank borrowings	$—	$—
Long-term loans from banks	29,913	16,377

Total borrowings	$29,913	$16,377

Long-term loans from banks consisted of:
Current portion	$6,368	$4,398
Non-current portion	23,545	11,979

At December 30, 2011 and June 24, 2011, the Group had outstanding borrowings under long-term loan agreements with banks totaling $29,913 and $16,377, respectively, which consisted of:

Contract No.	Amount		Interest rate per annum (%)	Conditions	Repayment term
	December 30, 2011	June 24, 2011
1	$18,000	$2,000	LIBOR + 2.8% per annum	Repayable in quarterly installments within 6 years	June 2012 – March 2017
2	11,913	13,747	SIBOR + 1.5% per annum	Repayable in quarterly installments within 8 years	May 2009 - February 2015
3	—	630	SIBOR + 1.5% per annum	Repayable in semi-annual installments within 7 years	June 2005 - November 2011

Total	$29,913	$16,377

Certain of the long-term loans are secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral was $23,242 and $34,946 as of December 30, 2011 and June 24, 2011, respectively. The carrying amounts of borrowings approximate their fair value.

Interest expense relating to a long-term loan from a bank for the development of a new factory site, Pinehurst Building 6, of $66 and $88 was capitalized in construction in progress for the three and six months ended December 30, 2011, respectively.

The long-term loans prescribe maximum ratios of debt to equity and minimum levels of debt service coverage ratios. As of December 30, 2011 and June 24, 2011, the Group was in compliance with its long-term loan agreements. In addition to financial ratios, certain of the Group’s packing credits and long-term loans include customary events of default. There is no requirement for the Group to maintain a lock-box arrangement under these agreements. As such, the non-current portions of the long-term loans are classified as non-current liabilities in the condensed consolidated balance sheet.

The movements of long-term loans were as follows for the six months ended December 30, 2011 and December 24, 2011:

	Six Months Ended
	December 30, 2011	December 24, 2010
Opening net book amount	$16,377	$20,385
Additional loans during the period	16,000	—
Repayment during the period	(2,464)	(3,004)

Closing net book amount	$29,913	$17,381

As of December 30, 2011, future maturities of long-term debt were as follows at the end of each fiscal year in June:

2012	$2,734
2013	7,268
2014	7,268
2015	6,343
2016	3,600
Thereafter	2,700

Total	$29,913

Credit facilities:

Undrawn available credit facilities at December 30, 2011 and June 24, 2011 totaled:

	December 30, 2011	June 24, 2011
Bank borrowings:
Short-term loans	$50,264	$50,450
Long-term loans	12,000	28,000

10.	Income tax

The Group has implemented FASB ASC Topic 740, Income Taxes (“FASB ASC 740”)As of December 30, 2011, the liability for uncertain tax positions including accrued interest and penalties increased to $1,804 (June 24, 2011: $1,703). The Group does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months.

The Group files several income tax returns in the U.S. and foreign tax jurisdictions. The tax years from 2007 to 2011 remain open to examination by U.S. and state tax authorities, and the tax years from 2007 to 2011 remain open to examination by the foreign tax authorities.

The Group’s income tax is recognized based on the best estimate of the expected annual income tax rate for the full financial year of each entity in the Group. The effective tax rate for the Group for the three months ended December 30, 2011 and December 24, 2010 was (7)% (tax benefit) and 7% of net income (loss), respectively. The effective tax rate for the Group for the six months ended December 30, 2011 and December 24, 2010 was (9)% (tax benefit) and 8% of net income (loss), respectively. The decrease in effective tax rate during the three and six months ended December 30, 2011, as compared to the three and six months ended December 24, 2010, was due to the effects of the reassessment of the Group’s projected full year effective tax rate to take into account the impact of the flooding in Thailand on the Group’s operations, resulting in a reversal of the provision for income tax recognized in the three months ended September 30, 2011 of $0.4 million during the three months ended December 30, 2011, and an additional recording of deferred tax assets of $2.4 million due to the effects of the flooding in Thailand during October and November of 2011.

Further, on December 21, 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result of the announcement, enacted corporate income tax rates for the Company’s subsidiary in Thailand will be reduced from 30% to 23%, 20% and 20% for fiscal 2013, 2014 and 2015, respectively. As a result of this change, deferred tax balance decreased by a net amount of $121.

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

The effect of recording share-based compensation expense for the three and six months ended December 30, 2011 and December 24, 2010 was as follows:

	Three Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Share-based compensation expense by type of award:
Share options	$1,200	$1,013	$2,070	$1,178
Restricted shares	403	179	521	242

Total share-based compensation expense	1,603	1,192	2,591	1,420

Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$1,603	$1,192	$2,591	$1,420

Share-based compensation expense was recorded in the condensed consolidated statements of operations as follows: cost of revenues of $465 and $386 for the three months ended December 30, 2011 and December 24, 2010, respectively, and $911 and $478 for the six months ended December 30, 2011 and December 24, 2010, respectively; and SG&A expenses of $1,138 and $806 for the three months ended December 30, 2011 and December 24, 2010, respectively, and $1,680 and $942 for the six months ended December 30, 2011 and December 24, 2010, respectively. The Group did not capitalize any share-based compensation expense as part of any asset costs during the three and six months ended December 30, 2011 and December 24, 2010.

FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

Share-based award activity

Share options have been granted to directors and employees. As of December 30, 2011, there were 228,739 share options outstanding under the Amended and Restated 1999 Share Option Plan (the “1999 Plan”), and no more option grants may be made under the 1999 Plan.

On March 12, 2010, the Company’s shareholders adopted the 2010 Performance Incentive Plan (the “2010 Plan”), and on December 20, 2010, the Company’s shareholders adopted an amendment to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan. A total of 2,000,000 ordinary shares are authorized for issuance under the 2010 Plan, plus any shares subject to share options under the 1999 Plan outstanding as of June 24, 2010, that expire, are canceled or terminate after such date. As of December 30, 2011, there were an aggregate of 1,454,565 share options outstanding, 198,247 restricted share units outstanding and 305,932 ordinary shares available for future grant under the 2010 Plan.

Share options

The Company’s board of directors has the authority to determine the type of option and the number of shares subject to an option. Options generally vest and become exercisable over four years and expire, if not exercised, within 7 years of the grant date. In the case of a grantee’s first grant, 25 percent of the underlying shares subject to an option vest 12 months after the vesting commencement date and 1/48 of the underlying shares vest monthly over each of the subsequent 36 months. In the case of any additional grants to a grantee, 1/48 of the underlying shares subject to an option vest monthly over four years, commencing one month after the vesting commencement date.

The following summarizes share option activities under the 1999 Plan:

	Number of Shares Underlying Options		Weighted-Average Exercise Price Per Share
	Six Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Shares underlying options outstanding at beginning of the period	423,205	858,005	$4.34	$3.66
Granted	—	—	—	—
Exercised	(188,773)	(21,075)	3.39	2.74
Forfeited	(4,593)	(2,625)	6.01	5.00
Expired	(1,100)	(5,900)	5.75	2.78

Shares underlying options outstanding at end of the period	228,739	828,405	5.09	3.69

Shares underlying options exercisable at end of the period	140,939	640,860	$4.69	$3.14

The following summarizes information for share options outstanding as of December 30, 2011 under the 1999 Plan:

	Number of Shares Underlying Options	Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	2,900	1.75	0.13
	2,500	2.00	0.75
	4,925	2.25	1.12
	4,100	2.75	1.67
	1,600	3.00	1.69
	20,021	3.50	2.01
	14,750	4.25	2.67
	10,161	4.75	2.92
	11,156	5.00	3.13
	5,480	5.25	3.35
	41,750	5.50	3.66
	105,196	5.75	4.80
	4,200	6.25	5.35

Options outstanding	228,739		3.76	1,966

Options exercisable	140,939		3.18	1,267

As of December 30, 2011, $108 of estimated share-based compensation expense related to share options under the 1999 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 1.82 years.

The following summarizes share option activities under the 2010 Plan:

	Number of Shares Underlying Options		Weighted-Average Exercise Price Per Share
	Six Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Shares underlying options outstanding at beginning of the period	925,921	—	$17.37	$—
Granted	548,127	927,223	14.54	16.64
Exercised	—	—	—	—
Forfeited	(18,346)	(2,400)	16.29	16.83
Expired	(1,137)	—	16.80	—

Shares underlying options outstanding at end of the period	1,454,565	924,823	16.32	16.64

Shares underlying options exercisable at end of the period	258,716	33,722	$16.71	$16.83

The following summarizes information for share options outstanding as of December 30, 2011 under the 2010 Plan:

	Number of Shares Underlying Options	Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	40,000	$13.77	5.65
	762,025	16.83	5.79
	30,000	15.05	5.85
	35,544	25.50	6.04
	24,800	26.16	6.10
	20,000	23.62	6.35
	215,232	15.16	6.64
	326,964	14.12	6.87

Options outstanding	1,454,565		6.17	$0

Options exercisable	258,716		5.86	$0

As of December 30, 2011, $4,556 of estimated share-based compensation expense related to share options under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 3.39 years.

Restricted share units

Restricted share units are one type of share-based award that can be granted under the 2010 Plan. Restricted share units granted to non-employee directors generally cliff vest 100% on the first of January, approximately 1 year from the date of grant. Restricted share units granted to executives generally vest as to 1/4th of the shares over 4 years on each anniversary of the vesting commencement date.

The following summarizes restricted share unit activities under the 2010 Plan:

	Number of Shares Underlying Restricted Share Units		Weighted-Average Grant Date Fair Value Per Share
	Six Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
Unvested balance at beginning of the period	25,900	—	$21.62	$—
Granted	198,247	43,420	14.05	18.47
Issued	(25,900)	(17,520)	21.62	13.82
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested balance at end of the period	198,247	25,900	$14.05	$21.62

As of December 30, 2011, $2,549 of estimated share-based compensation expense related to restricted share units under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 3.27 years.

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

For the six months ended December 30, 2011, the Company issued 188,773 ordinary shares upon exercise of options, for consideration of a weighted average exercise price of $3.39 per share, and issued 25,900 ordinary shares upon full vesting of restricted share units. All such issued shares are fully paid.

For the six months ended December 24, 2010, the Company issued 21,075 ordinary shares upon exercise of options, for consideration of a weighted average exercise price of $2.74 per share, and issued 17,520 ordinary shares upon full vesting of restricted share units. All such issued shares are fully paid.

13. Commitments and contingencies

Bank guarantees

As of December 30, 2011 and June 24, 2011, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $663 and $686, respectively.

Operating lease commitments

The Group leases a portion of its capital equipment, and certain land and buildings for its facilities in Thailand, China and New Jersey, under operating lease arrangements that expire in various years through 2015. Rental expense under these operating leases amounted to $996 and $945 for the six months ended December 30, 2011 and December 24, 2010, respectively.

As of December 30, 2011, the future minimum lease payments due under non-cancelable leases were as follows at the end of each fiscal year in June:

2012	$926
2013	1,851
2014	1,073
2015	59
2016	15

Total minimum operating lease payments	$3,924

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

As of December 30, 2011, there was an outstanding commitment to third parties relating to the development of a new factory site, Pinehurst Building 6, of $9,555.

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

14. Business segments and geographic information

The Group evaluates its reportable segments in accordance with FASB ASC Topic 280, Segment Reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Group’s chief operating decision maker is Fabrinet’s board of directors. As of December 30, 2011, the Group operated and internally managed a single operating segment. Accordingly, the Group does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

The Group operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following tables presents total revenues by geographic regions:

	Three Months Ended
	December 30, 2011	December 24, 2010
North America	$49,199	$78,760
Asia-Pacific	32,060	73,405
Europe	15,350	32,466

	$96,609	$184,631

	Six Months Ended
	December 30, 2011	December 24, 2010
North America	$140,241	$153,343
Asia-Pacific	91,364	140,326
Europe	51,351	64,702

	$282,956	$358,371

Total revenues are attributed to a particular geographic area based on the bill-to location of the customer. As of December 30, 2011, the Group had approximately $134 of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

15. Other expenses in relation to flood

The Company suspended production at all of its manufacturing facilities in Thailand during the week of October 17, 2011 due to severe flooding in Thailand. During the course of the flooding, the floodwaters breached the Company’s flood barriers and infiltrated the offices and manufacturing floor space at its Chokchai campus in Pathum Thani, Thailand. The manufacturing buildings at Chokchai, known as Buildings 1 and 2, filled with water to a level that ultimately reached a height of five feet. While floodwaters at their peak flow reached the outer perimeter walls at the Company’s Pinehurst facilities, the manufacturing space and interiors at Pinehurst remained dry throughout the flooding.

By early December 2011, the floodwaters had subsided, and the Company has since removed the remaining floodwaters from its Chokchai facilities. By that time, the floodwaters had also dissipated at the Company’s Pinehurst facilities. Since early December 2011, Company personnel, insurance adjusters and forensic equipment experts have been assessing the damage to inventory, property and equipment, including consigned inventory and assets held by the Company on behalf of customers, as well as the impact of business interruption to the Company. While the Company has completed its assessment of loss with respect to inventory, Company-owned equipment, facilities and business interruption, the Company is still in the process of determining the dollar amount of the losses with respect to customer-owned equipment and machinery that were consigned to its facilities. The Company is working with customers to review all such equipment to determine the extent of damage, whether such equipment can be repaired or would need to be replaced. This is an ongoing effort that is expected to continue well into the third quarter of fiscal 2012. The Company has not recorded any liabilities incurred or provisions associated with losses with respect to customer-owned equipment and machinery and estimates that these losses could be in the range of $44 million to $63 million. This range has been determined based on a preliminary review of assets that can either be repaired or would need to be replaced.

Throughout December 2011, the Company worked with its customers to transfer manufacturing operations from Chokchai to its Pinehurst facilities, and the Company is now servicing all of its customers (including those formerly manufacturing in Chokchai) in its Pinehurst facilities. Production at Pinehurst has resumed to pre-flood levels, and general conditions with respect to day-to-day activities in the area surrounding the Pinehurst facilities have returned to normal. Manufacturing systems and utilities are operating normally, and the Company is shipping product SKUs per its commitments to customers.

The following is a summary of all known costs incurred as a result of this event recognized in the condensed consolidated statements of operations as of December 30, 2011:

Loss from written-off owned inventories	$15,518
Loss from written-off leased building improvement	1,431
Loss from written-off owned machineries and equipments	1,098
Loss from written-off investment in lease and prepayment	3,532
Loss from consigned inventories	10,684
Estimated restoration cost of leased building	1,000
Payroll and other expenses during shutdown period	4,907
Flood protection, salvage and increased expenses	2,095

Total	$40,265

As described below, the Company maintains insurance coverage that is intended to reimburse the Company for the above losses. The Company is currently working with its insurance carriers to determine the amounts, if any, that are recoverable under its insurance policies. As the process of determining the extent of insurance recoveries is still ongoing, no recovery amounts have been recognized.

Prior to December 31, 2011, the Company maintained insurance coverage providing for reimbursement from losses resulting from flood damage, subject to specified exclusions and limitations such as coinsurance, facilities location sub-limits and policy covenants. As of December 30, 2011, the Company had submitted a claim for business interruption losses incurred during the three months ended December 30, 2011. As the Company and the insurers have not yet agreed upon the amount of insurance recovery, if any, the Company has not recorded any recovery income. The Company will recognize insurance recoveries as and if they become realizable and probable.

The Company’s current property and casualty insurance, effective January 1, 2012, covers loss or damage to the Company’s property and third-party property over which it has custody and control, as well as losses associated with business interruption. The Company maintains approximately $118 million in coverage for equipment across all of its manufacturing campuses in Thailand and another approximately $135 million in aggregate coverage for inventory located at all of its facilities in Thailand. These amounts include coverage for customer-owned assets that are under the Company’s care, custody and control. The Company also maintains an additional approximately $60 million in coverage against building damage in Thailand and approximately $124 million in business interruption loss. The coverage is also subject to similar types of exclusions and limitations. However, the Company’s insurance does not currently provide coverage for losses resulting from flood damage.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity and our needs for additional financing;

•	our future capital expenditures;

•	expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our and our customers’ and our suppliers’ ability to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and penetrate new markets;

•	our plans to diversify our sources of revenues;

•	trends in the optical communications, industrial lasers and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors;

•

the impact that the flooding in Thailand will have on the industry and our business, including the availability of components from our suppliers, the expected costs and expenses that we will continue to incur in connection with our recovery efforts, and our ability to recover expected amounts from our insurance carriers;

•	expectations regarding the impact of the Thailand flooding and our insurance recoveries on our results of operations and liquidity; and

•	competition in our existing and new markets.

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

Thailand Flooding

The Company suspended production at all of its manufacturing facilities in Thailand during the week of October 17, 2011 due to severe flooding in Thailand. During the course of the flooding, the floodwaters breached the Company’s flood barriers and infiltrated the offices and manufacturing floor space at its Chokchai campus in Pathum Thani, Thailand. The manufacturing buildings at Chokchai, known as Buildings 1 and 2, filled with water to a level that ultimately reached a height of five feet. While floodwaters at their peak flow reached the outer perimeter walls at the Company’s Pinehurst facilities, the manufacturing space and interiors at Pinehurst remained dry throughout the flooding.

By early December 2011, the floodwaters had subsided, and the Company has since removed the remaining floodwaters from its Chokchai facilities. By that time, the floodwaters had also dissipated at the Company’s Pinehurst facilities. Since early December 2011, Company personnel, insurance adjusters and forensic equipment experts have been assessing the damage to inventory, property and equipment, including consigned inventory and assets held by the Company on behalf of customers, as well as the impact of business interruption to the Company. While the Company has completed its assessment of loss with respect to inventory, Company-owned equipment, facilities and business interruption, the Company is still in the process of determining the dollar amount of the losses with respect to customer-owned equipment and machinery that had been consigned to its facilities. The Company is working with customers to review all such equipment to determine the extent of damage, whether such equipment can be repaired or would need to be replaced. This is an ongoing effort that is expected to continue well into the third quarter of fiscal 2012. The Company has not recognized any liabilities incurred or provisions associated with any losses that may arise with respect to customer-owned equipment and machinery and estimates that these losses could be in the range of $44 million to $63 million. This range has been determined based on a preliminary review of assets that can either be repaired or would need to be replaced.

Throughout December 2011, the Company worked with its customers to transfer manufacturing operations from Chokchai to its Pinehurst facilities, and the Company is now servicing all of its customers (including those formerly manufacturing in Chokchai) in its Pinehurst facilities. Production at Pinehurst has resumed to pre-flood levels, and general conditions with respect to day-to-day activities in the area surrounding the Pinehurst facilities have returned to normal. Manufacturing systems and utilities are operating normally, and the Company is shipping product SKUs per its commitments to customers.

The following is a summary of all known costs incurred as a result of this event recognized in the condensed consolidated statements of operations as of December 30, 2011:

Loss from written-off owned inventories	$15,518
Loss from written-off leased building improvement	1,431
Loss from written-off owned machineries and equipments	1,098
Loss from written-off investment in lease and prepayment	3,532
Loss from consigned inventories	10,684
Estimated restoration cost of leased building	1,000
Payroll and other expenses during shutdown period	4,907
Flood protection, salvage and increased expenses	2,095

Total	$40,265

As described below, the Company maintains insurance coverage that is intended to reimburse the Company for the above losses. The Company is currently working with its insurance carriers to determine the amounts, if any, that are recoverable under its insurance policies. As the process of determining the extent of insurance recoveries is still ongoing, no recovery amounts have been recognized.

Prior to December 31, 2011, the Company maintained insurance coverage providing for reimbursement from losses resulting from flood damage, subject to specified exclusions and limitations such as coinsurance, facilities location sub-limits and policy covenants. As of December 30, 2011, the Company had submitted a claim for business interruption losses incurred during the three months ended December 30, 2011. As the Company and the insurers have not yet agreed upon the amount of insurance recovery, if any, the Company has not recorded any recovery income. The Company will recognize insurance recoveries as and if they become realizable and probable.

The Company’s current property and casualty insurance, effective January 1, 2012, covers loss or damage to the Company’s property and third-party property over which it has custody and control, as well as losses associated with business interruption. The Company maintains approximately $118 million in coverage for equipment across all of its manufacturing campuses in Thailand and another approximately $135 million in aggregate coverage for inventory located at all of its facilities in Thailand. These amounts include coverage for customer-owned assets that are under the Company’s care, custody and control. The Company also maintains an additional approximately $60 million in coverage against building damage in Thailand and approximately $124 million in business interruption loss. The coverage is also subject to similar types of exclusions and limitations. However, the Company’s insurance does not currently provide coverage for losses resulting from flood damage.

Revenues

Our total revenues decreased by $88.0 million, or 47.7%, to $96.6 million for the three months ended December 30, 2011, as compared to $184.6 million for the three months ended December 24, 2010. Our total revenues decreased by $75.4 million, or 21.0%, to $283.0 million for the six months ended December 30, 2011, as compared to $358.4 million for the six months ended December 24, 2010. We generated substantially all of our total revenues during the three and six months ended December 30, 2011 from the optical communications, industrial lasers and sensors markets. Our revenues from products for markets other than the optical communications market have continued to increase. Our revenues from lasers, sensors and other markets as a percentage of total revenues increased from 19.3% for the three months ended December 24, 2010, to 29.2% for the three months ended December 30, 2011, and from 20.3% for the six months ended December 24, 2010, to 27.3% for the six months ended December 30, 2011. We expect that industrial lasers and sensors will continue to represent an increasing portion of our revenues in the future. Because our share of the available business in the industrial lasers and sensors end-markets is presently small, we hope to grow our business in those end-markets in excess of industry growth forecasts.

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

The percentage of our revenues generated from the bill-to location outside of North America has decreased from 57.2% in the six months ended December 24, 2010 to 50.4% in the six months ended December 30, 2011, primarily as a result of decreasing sales in Asia-Pacific. We expect that an increasing portion of our revenues will come from the bill-to location outside of North America in the future.

The following table presents total revenues, by percentage, by geographic regions:

	Three Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
North America	50.9%	42.7%	49.6%	42.8%
Asia-Pacific	33.2	39.8	32.3	39.2
Europe	15.9	17.5	18.1	18.0

	100.0%	100.0%	100.0%	100.0%

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

In fiscal 2011, the compensation committee of our board of directors approved an executive incentive plan with quantitative objectives, based on achieving certain revenue and earnings per share milestones for the fiscal year, and qualitative objectives. Bonuses under the executive incentive plan were paid after the end of fiscal 2011. Charges included in cost of revenues for merit-based bonus distributions to employees under these plans were $0.6 million and $0.4 million during the three months ended December 30, 2011 and December 24, 2010, respectively, and $1.1 million and $0.8 million during the six months ended December 30, 2011 and December 24, 2010, respectively.

Share-based compensation expense included in cost of revenues was $0.5 million and $0.4 million for the three months ended December 30, 2011 and December 24, 2010, respectively, and $0.9 million and $0.5 million for the six months ended December 30, 2011 and December 24, 2010, respectively.

We do not expect to incur significant incremental costs of revenue as a result of our continued diversification into the industrial lasers and sensors markets and other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities. However, we do expect to incur incremental costs of revenue as a result of our planned expansion into new geographic markets, though we are not able to determine the extent of these incremental expenses.

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

Charges included in SG&A expenses for merit-based bonus compensation distributed to employees and senior staff were $(0.5) million and $0.7 million during the three months ended December 30, 2011 and December 24, 2010, respectively, and $0.1 million and $1.1 million during the six months ended December 30, 2011 and December 24, 2010, respectively. The decrease in merit-based bonus compensation during the three and six months ended December 30, 2011, as compared to the three and six months ended December 24, 2010, was due to the reversal of accrued executive bonuses for the three months ended September 30, 2011 of $0.6 million in this fiscal quarter.

We do not expect to incur material incremental SG&A expenses as a result of our continued diversification into the industrial lasers and sensors markets and other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities. However, we do expect to incur incremental SG&A expenses as a result of our planned expansion into new geographic markets, though we are not able to determine the extent of these incremental expenses.

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

In addition, we are exposed to foreign exchange risk in connection with the transaction we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011, containing a credit facility and cross currency swap arrangement, for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of December 30, 2011, we had drawn down an aggregate of $18.0 million. The remaining $12.0 million of the term loan is scheduled to be drawn down on March 15, 2012. Borrowings and interest under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. Under the terms of the cross currency swap arrangement, amounts drawn in Thai baht are to be immediately converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum. Until we take the final drawdown under the credit facility, we will be required to recognize any fair market value gains and losses on the cross currency interest rate swap arrangement as we utilize the credit facility.

In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative financial instruments. We may enter into short-term forward foreign currency contracts to help manage currency exposures associated with certain assets and liabilities, primarily short-term obligations. The forward exchange contracts have generally ranged from one to three months in original maturity, and no forward exchange contract has had an original maturity greater than one year. All foreign currency exchange contracts are recognized on the balance sheet at fair value. As we do not apply hedge accounting to these instruments, the derivatives are recorded at fair value through earnings. The gains and losses on our forward contracts generally offset losses and gains on the assets, liabilities and transactions economically hedged and, accordingly, generally do not subject us to the risk of significant accounting losses.

As of December 30, 2011 and June 24, 2011, we had outstanding foreign currency assets and liabilities in Thai baht and RMB as follows:

	December 30, 2011			June 24, 2011
	Currency	$	%	Currency	$	%
	(in thousands, except percentages)
Assets
Thai baht	495,007	15,620	53.2	425,872	13,904	50.9
RMB	86,588	13,742	46.8	85,478	13,411	49.1

		29,362	100.0		27,315	100.0

Liabilities
Thai baht	670,832	21,169	84.3	669,367	21,853	79.6
RMB	24,706	3,929	15.7	36,303	5,607	20.4

		25,098	100.0		27,460	100.0

The Thai baht assets represent cash and cash equivalents, accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of December 30, 2011, there was $30 million in selling forward contracts outstanding on the Thai baht payables and an undrawn committed loan in Thai baht equivalent to $12 million. As of June 24, 2011, there was $30 million in selling forward contracts outstanding on the Thai baht payables and an undrawn committed loan in Thai baht equivalent to $28 million.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of December 30, 2011 and June 24, 2011, there was none and $4.0 million, respectively, in selling RMB to U.S. dollar forward contracts.

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

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. While we did not receive any income tax incentive for our operations in Thailand during fiscal 2010, we began receiving a new tax exemption in July 2010 for a five-year period for income generated from new products manufactured at our Pinehurst Building 5. On December 21, 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result of the announcement, enacted corporate income tax rates for our Thai subsidiary will be reduced from 30% to 23%, 20% and 20% for fiscal 2013, 2014 and 2015. We do not currently qualify for any available tax incentives at our Fuzhou, PRC facility under the laws of the PRC.

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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 24, 2011. There were no material changes to our critical accounting policies during the three and six months ended December 30, 2011.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance. Where necessary, comparative figures have been adjusted to conform with changes in presentation in the current year.

	Three Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
	(in thousands)
Revenues	$96,609	$184,631	$282,956	$358,371
Cost of revenues	(87,680)	(160,968)	(251,143)	(312,932)

Gross profit	8,929	23,663	31,813	45,439
Selling, general and administrative expenses	(5,319)	(5,951)	(11,957)	(10,778)
Other expenses in relation to flood	(40,265)	—	(40,265)	—

Operating income	(36,655)	17,712	(20,409)	34,661
Interest income	224	114	419	212
Interest expense	(68)	(90)	(142)	(201)
Foreign exchange gain (loss), net	787	(670)	600	(1,048)
Other income	59	11	156	15

Income (loss) before income taxes	(35,653)	17,077	(19,376)	33,639
Income tax benefit (expense)	2,399	(1,271)	1,777	(2,628)

Net income (loss)	$(33,254)	$15,806	$(17,599)	$31,011

The following table sets forth a summary of our unaudited condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
	(in thousands)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(90.8)	(87.2)	(88.8)	(87.3)

Gross profit	9.2	12.8	11.2	12.7
Selling, general and administrative expenses	(5.5)	(3.2)	(4.2)	(3.0)
Other expenses in relation to flood	(41.6)	—	(14.2)	—

Operating income	(37.9)	9.6	(7.2)	9.7
Interest income	0.2	0.1	0.2	0.1
Interest expense	(0.1)	(0.1)	—	(0.1)
Foreign exchange gain (loss), net	0.8	(0.4)	0.2	(0.3)
Other income	0.1	0.1	—	—

Income (loss) before income taxes	(36.9)	9.3	(6.8)	9.4
Income tax benefit (expense)	2.5	(0.7)	0.6	(0.7)

Net income (loss)	(34.4)%	8.6%	(6.2)%	8.7%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Six Months Ended
	December 30, 2011	December 24, 2010	December 30, 2011	December 24, 2010
	(in thousands)
Optical communications	$68,352	$148,912	$205,843	$285,525
Lasers, sensors and other	28,257	35,719	77,113	72,846

Total	$96,609	$184,631	$282,956	$358,371

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three and Six Months Ended December 30, 2011 to Three and Six Months Ended December 24, 2010

Total revenues

Our total revenues decreased by $88.0 million, or 47.7%, to $96.6 million for the three months ended December 30, 2011, as compared to $184.6 million for the three months ended December 24, 2010. This decrease was primarily the result of a decrease in our revenues due to the effects of severe flooding in Thailand, including the cessation of production at our Chokchai facilities and the temporary suspension of production at our Pinehurst facilities during the three months ended December 30, 2011. Revenues from optical communications products represented 70.8% of our total revenues for the three months ended December 30, 2011, as compared to 80.7% for the three months ended December 24, 2010.

Our total revenues decreased by $75.4 million, or 21.0%, to $283.0 million for the six months ended December 30, 2011, as compared to $358.4 million for the six months ended December 24, 2010. This decrease was primarily the result of a decrease in our revenues due to the effects of severe flooding in Thailand, including the cessation of production at our Chokchai facilities and the temporary suspension of production at our Pinehurst facilities during the six months ended December 30, 2011, partially offset by a $4.3 million increase in our revenues from non-optical communications products, primarily reflecting the growth of our programs for industrial lasers and sensors customers. Revenues from optical communications products represented 72.7% of our total revenues for the six months ended December 30, 2011, as compared to 79.7% for the six months ended December 24, 2010.

Cost of revenues

Our cost of revenues decreased by $73.3 million, or 45.5%, to $87.7 million, or 90.8% of total revenues, for the three months ended December 30, 2011, as compared to $161.0 million, or 87.2% of total revenues, for the three months ended December 24, 2010. The decrease in absolute dollars was primarily in connection with a decrease in revenues due to the effects of severe flooding in Thailand. Cost of revenues also included share-based compensation expense of $0.5 million for the three months ended December 30, 2011, as compared to $0.4 million for the three months ended December 24, 2010.

Our cost of revenues decreased by $61.8 million, or 19.7%, to $251.1 million, or 88.8% of total revenues, for the six months ended December 30, 2011, as compared to $312.9 million, or 87.3% of total revenues, for the six months ended December 24, 2010. The decrease in absolute dollars was primarily in connection with a decrease in revenues due to the effects of severe flooding in Thailand. Cost of revenues also included share-based compensation expense of $0.9 million for the six months ended December 30, 2011, as compared to $0.5 million for the six months ended December 24, 2010.

Gross profit

Our gross profit decreased by $14.7 million, or 62.3%, to $8.9 million, or 9.2% of total revenues, for the three months ended December 30, 2011, as compared to $23.7 million, or 12.8% of total revenues, for the three months ended December 24, 2010.

Our gross profit decreased by $13.6 million, or 30.0%, to $31.8 million, or 11.2% of total revenues, for the six months ended December 30, 2011, as compared to $45.4 million, or 12.7% of total revenues, for the six months ended December 24, 2010.

SG&A expenses

Our SG&A expenses decreased by $0.6 million, or 10.6%, to $5.3 million, or 5.5% of total revenues, for the three months ended December 30, 2011, as compared to $6.0 million, or 3.2% of total revenues, for the three months ended December 24, 2010. Our SG&A expenses decreased in absolute dollars during the three months ended December 30, 2011, as compared to the three months ended December 24, 2010, due primarily to (1) the reversal of accrued executive bonuses recorded during the three months ended September 30, 2011, and, (2) the allocation of a portion of payroll expense that we typically record in SG&A expenses to “Other Expenses in Relation to Flood” because of changes in roles and responsibilities of certain employees who were temporarily assigned to work on flood abatement and recovery efforts. We also recorded share-based compensation charges of $1.1 million for the three months ended December 30, 2011, as compared to $0.8 million for the three months ended December 24, 2010.

Our SG&A expenses increased by $1.2 million, or 10.9%, to $12.0 million, or 4.2% of total revenues, for the six months ended December 30, 2011, as compared to $10.8 million, or 3.0% of total revenues, for the six months ended December 24, 2010. Our SG&A expenses increased in absolute dollars during the six months ended December 30, 2011, as compared to the six months ended December 24, 2010, due primarily to an increase in business development and research and development spending during the first fiscal quarter, partially offset by (1) the reversal of accrued executive bonuses recorded during the three months ended September 30, 2011, and, (2) the allocation of a portion of payroll expense that we typically record in SG&A expenses to “Other Expenses in Relation to Flood” because of changes in roles and responsibilities of certain employees who were temporarily assigned to work on flood abatement and recovery efforts. We also recorded share-based compensation charges of $1.7 million for the six months ended December 30, 2011, as compared to $0.9 million for the six months ended December 24, 2010.

Other expenses in relation to flood

Other expenses in relation to flood for the three months ended December 30, 2011 of $40.3 million has been recognized to reflect the impact of the flooding in Thailand during October and November 2011. It mainly consisted of loss from inventory, damage to our own and our customers’ inventories of $26.2 million, loss from Company-owned machinery and equipment damage of $4.6 million, loss from Chokchai building improvement damage of $2.4 million, and other flood-related expenses of $7.1 million.

Operating income

Our operating income decreased by $54.4 million to an operating loss of $(36.7) million, or (37.9)% of total revenues, for the three months ended December 30, 2011, as compared to operating income of $17.7 million, or 9.6% of total revenues, for the three months ended December 24, 2010.

Our operating income decreased by $55.1 million to an operating loss of $20.4 million, or (7.2)% of total revenues, for the six months ended December 30, 2011, as compared to operating income of $34.7 million, or 9.7% of total revenues, for the six months ended December 24, 2010.

Interest income

Our interest income increased by $0.1 million to $0.2 million for the three months ended December 30, 2011, as compared to $0.1 million for the three months ended December 24, 2010. Our interest income increased by $0.2 million to $0.4 million for the six months ended December 30, 2011, as compared to $0.2 million for the six months ended December 24, 2010. The increases were due to increases in cash and cash equivalent balances and increases in interest rates.

Interest expense

Our interest expense decreased by $22,000 to $68,000 for the three months ended December 30, 2011, as compared to $90,000 for the three months ended December 24, 2010. Our interest expense decreased by $59,000 to $142,000 for the six months ended December 30, 2011, as compared to $201,000 for the six months ended December 24, 2010. The decreases were due to a decrease in our long-term loan balances due to scheduled repayments.

Income (loss) before income taxes

We recorded loss before income tax expenses of $(35.7) million and loss before income tax expenses of $(19.4) million for the three and six months ended December 30, 2011, respectively, as compared to income before income tax expenses of $17.1 million and $33.6 million for the three and six months ended December 24, 2010, respectively.

Income tax benefit (expense)

Our provision for income tax reflects an effective tax rate of (6.7)% (tax benefit) for the three months ended December 30, 2011, as compared to an effective tax rate of 7.4% for the three months ended December 24, 2010. The decrease in effective tax rate during the three months ended December 30, 2011, as compared to the three months ended December 24, 2010, was due to the effects of the reassessment of our projected full year effective tax rate to take into account the impact of the flooding in Thailand on our operations, resulting in a reversal of the provision for income tax for the three months ended September 30, 2011 of $0.4 million during the three months ended December 30, 2011, and an additional recording of deferred tax assets of $2.4 million due to the effects of the flooding.

Our provision for income tax reflects an effective tax rate of (9.2)% (tax benefit) for the six months ended December 30, 2011, as compared to an effective tax rate of 7.8% for the six months ended December 24, 2010. The decrease in effective tax rate during the six months ended December 30, 2011, as compared to the six months ended December 24, 2010, was due to the effects of the reassessment of our projected full year effective tax rate to take into account the impact of the flooding in Thailand on our operations, resulting in a reversal of the provision for income tax for the three months ended September 30, 2011 of $0.4 million during the three months ended December 30, 2011, and an additional recording of deferred tax assets of $2.4 million due to the effects of the flooding.

Net income (loss)

We recorded a net loss of $(33.3) million, or (34.4)% of total revenues, for the three months ended December 30, 2011, as compared to net income of $15.8 million, or 8.6% of total revenues, for the three months ended December 24, 2010, a decrease of $49.1 million, or 310.4%.

We recorded a net loss of $(17.6) million, or (6.2)% of total revenues, for the six months ended December 30, 2011, as compared to net income of $31.0 million, or 8.7% of total revenues, for the six months ended December 24, 2010, a decrease of $48.6 million, or 156.8%.

Liquidity and Capital Resources

Cash Flows and Working Capital

To date, we have primarily financed our operations through cash flow from operations, drawdowns under our commercial loans, and the sale of ordinary shares to investors in March 2000 and in our initial public offering in June 2010. As of December 30, 2011, we had approximately $112.1 million in cash and cash equivalents and approximately $29.9 million of outstanding debt. As of December 24, 2010, we had approximately $102.1 million in cash and cash equivalents and approximately $17.4 million of outstanding debt.

Our cash and cash equivalents primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less which are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents was 0.7% and 0.6% for the three months ended December 30, 2011 and December 24, 2010, respectively, and 0.7% and 0.5% for the six months ended December 30, 2011 and December 24, 2010, respectively.

We expect that our cash position will continue to be materially and adversely impacted by expenditures related to recovery from the flooding of our facilities in Thailand and lost revenue. We expect our cash flow for the three months ending March 30, 2012, and possibly beyond, to be negative. The extent of such negative cash flow will depend in part on the amount and timing of any insurance recoveries. We have and expect to continue to incur significant charges and expenses related to the flooding, and some of these will be cash charges and expenses, such as those described in Note 15 to the Notes to the Unaudited Condensed Consolidated Financial Statements. We have been and will continue to repair and replace equipment and inventory that has been submerged as a result of the flooding, and to do so our capital expenditures are expected to be significantly in excess of what we had originally budgeted for fiscal 2012, subject to any insurance recoveries we may receive. We will also have to pay significantly more for our future property and casualty insurance for our operations in Thailand, to the extent that such insurance remains available on commercially reasonable terms. We currently do not have flood insurance because it is no longer available on commercially reasonable terms. The occurrence of a future flood or any other event for which we do not have third party insurance could have a material and adverse effect on our liquidity. With respect to our prior insurance coverage, we are still in the early stages of working with our broker and insurance carriers to agree on the extent of loss, valuation of the assets impacted, scope of insurance coverage and expected recoveries, if any. Therefore, even if we ultimately recover most or all of our losses through insurance recoveries, the timing of these recoveries is uncertain and we expect that our flood-related losses will continue to have a material and adverse impact on our liquidity and capital resources until we are able to collect on these recoveries from the insurance carriers. Notwithstanding the significant insurance caps for our insurance policies in effect at the time of the flooding described in our Form 10-Q for the quarter ended September 30, 2011, because of specified exclusions and limitations in these policies (such as coinsurance, facilities location sub-limits and policy covenants), we may ultimately recover substantially less under our policies than we expect or may ultimately not collect anything under these policies, which would materially and adversely affect our liquidity.

Because of the flooding and its aftermath, we expect that our revenue for at least the remainder of fiscal 2012 and potentially beyond will be adversely impacted, both because of customer orders that we cannot fulfill and because some customers may cease doing business with us entirely. Notwithstanding the foregoing, we believe our current cash, cash equivalents and cash generated from operations, combined with any proceeds that we receive from insurance recoveries, will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.

In June 2010, we entered into an agreement to purchase land in Thailand for the construction of Pinehurst Building 6. The land purchase was completed in August 2010, and, due to the flooding in Thailand, we determined to complete building 6 in phases and expect to complete all construction of Building 6 in the fourth quarter of our fiscal year 2012. Currently, approximately 80,000 square feet of clean room assembly area, divided into 11 manufacturing bays, are available for customer production at Building 6. Once we complete full construction of Building 6 and can operate it at or near full capacity, we believe that our manufacturing capacity at Pinehurst will be sufficient to meet anticipated production requirements for the remainder of fiscal 2012. Until that time, our limited manufacturing capacity will be materially constrained. We maintain a long-term credit facility associated with prior construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 38 months. In the three and six months ended December 30, 2011, we drew down an aggregate of $12.0 million and $16.0 million, respectively, under another long-term credit facility to support construction of Building 6. This loan will come due within the next 63 months. We anticipate that our internally generated working capital, along with our cash and cash equivalents and the proceeds from insurance recoveries, will be adequate to repay these obligations.

The following table shows our net cash (used in) provided by operating activities, net cash used in investing activities and net cash provided by financing activities for the periods indicated:

	Six Months Ended
(in thousands of U.S. dollars)	December 30, 2011	December 24, 2010
	(unaudited)
Net cash (used in) provided by operating activities	$(9,411)	$6,360
Net cash used in investing activities	(20,076)	(13,259)
Net cash provided by financing activities	14,175	23,374
Net (decrease) increase in cash and cash equivalents	(15,312)	16,475
Cash and cash equivalents, beginning of period	127,282	84,942
Cash and cash equivalents, end of period	112,078	102,063

Operating activities

Net cash used in operating activities increased by $15.8 million, or 248.0%, to $9.4 million for the six months ended December 30, 2011, as compared to net cash provided by operating activities of $6.4 million for the six months ended December 24, 2010. The decrease in net cash from operations for the six months ended December 30, 2011, as compared to the six months ended December 24, 2010, was primarily due to decrease in net income and increase in payments to account payables .

Investing activities

Net cash used in investing activities increased by $6.8 million, or 51.4%, to $20.1 million for the six months ended December 30, 2011, as compared to $13.3 million for the six months ended December 24, 2010. The increase in net cash used in investing activities was primarily due to additional payments for construction in progress for Pinehurst Building 6 and new equipment purchases.

Financing activities

Net cash provided by financing activities decreased by $9.2 million, or 39.4%, to $14.2 million for the six months ended December 30, 2011, as compared to net cash provided by financing activities of $23.4 million for the six months ended December 24, 2010. This decrease in net cash provided by financing activities was primarily due to the proceeds from our initial public offering of $26.3 million during the six months ended December 24, 2010 compared to net proceeds of approximately $13.5 million under our loan facilities during the six months ended December 30, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents totaling $112.1 million and $127.3 million as of December 30, 2011 and June 24, 2011, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three and six months ended December 30, 2011 and the fiscal year ended June 24, 2011, our interest income would have decreased by approximately $27,000, $54,000 and $88,000, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate, or SIBOR, and the London Inter-Bank Offered Rate, or LIBOR, plus an additional margin, depending on the lending institution. If the SIBOR and the LIBOR had increased by 100 basis points during the three and six months ended December 30, 2011 and the fiscal year ended June 24, 2011, our interest expense would have increased by approximately $75,000, $150,000 and $0.2 million, respectively, assuming consistent borrowing levels.

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

In addition, we are exposed to foreign exchange risk in connection with the transaction we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011, containing a credit facility and cross currency swap arrangement, for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of December 30, 2011, we had drawn down an aggregate of $18.0 million. The remaining $12.0 million of the term loan is scheduled to be drawn down on March 15, 2012. Borrowings and interest under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. Under the terms of the cross currency interest rate swap arrangement, amounts drawn in Thai baht are to be immediately converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum. Until we take the final drawdown under the credit facility, we will be required to recognize any fair market value gains and losses on the cross currency interest rate swap arrangement as we utilize the credit facility.

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to six months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign currency gains of $0.8 million and $0.6 million during the three and six months ended December 30, 2011, and foreign currency losses of $0.7 million and $1.0 million during the three and six months ended December 24, 2010. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB as of December 30, 2011 and June 24, 2011 would have resulted in an increase in our net dollar position of approximately $0.5 million and a decrease in our net dollar position of approximately $0.02 million, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of December 30, 2011, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with a small number of banks and other financial institutions having credit ratings of A minus or above as determined by Fitch Ratings. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Severe flooding in Thailand in October and November 2011 resulted in the suspension of production at our Thailand facilities, which has had and will continue to have a material and adverse effect on our business, financial condition and results of operations in the near-term and potentially beyond.

The consequence of the October and November flooding in Thailand and the suspension of production in our Chokchai manufacturing facilities have and will continue to adversely affect our business, results of operations and financial condition in the near-term and potentially beyond. Material risks and uncertainties include, but are not limited to, the following:

Insurance. Prior to January 1, 2012, we maintained insurance coverage that provided for reimbursement of losses resulting from flood damage. Under the terms of our policies that were effective during the flooding, our property and casualty insurance covers loss or damage to our property and third-party property over which we have custody and control (the latter of which we refer to as consigned property) as well as losses associated with business interruption and building damage. While we have estimated our losses with respect to customer-owned and our own inventory, our own equipment, our facilities and business interruption losses, we are still assessing losses with respect to consigned equipment from our customers and currently can only estimate, but not record in our condensed consolidated statements of operations, a range of loss for such consigned equipment of between $44 million to $63 million. Because we have yet to make claims with respect to a significant portion of our losses, we cannot yet estimate the amount or timing of any proceeds that we may ultimately receive under our insurance policies, and there may therefore be a substantial delay between our incurrence of losses and our recovery, if any, under our insurance policies, which will adversely affect our cash flows. Notwithstanding the significant insurance caps for our insurance policies in effect at the time of the flooding described in our Form 10-Q for the quarter ended September 30, 2011, because of specified exclusions and limitations in these policies (such as coinsurance, facilities location sub-limits and policy covenants), we may we will ultimately recover substantially less under our policies than we expect or may ultimately not collect anything under these policies, which would materially and adversely affect our business, financial condition and results of operations. We expect that the insurance claims process will also require a significant amount of time from management in terms of working with customers to determine the amount of loss for consigned equipment and machinery, working with our insurance carriers to determine the scope of coverage, making all appropriate claims in a timely manner and potentially disputing claim denials or coverage limits for which we do not agree with our insurance carriers. Further, as a result of the flooding in Thailand, our property and casualty insurance premiums have risen dramatically in connection with our 2012 annual renewals, in some cases – such as for flood insurance – so much so that we have had to forego such coverage because paying the premiums is not commercially feasible for our business. Our strategic decision to forego flood insurance for the time being could have material and adverse effects on our relationships and business with customers.

Customers. Because of the suspension of our Chokchai operations, it is possible that some customers will take their business elsewhere, either to our competitors or “in house.” Given the qualification process that an alternative manufacturer would have to undertake, once a customer leaves us for a competitor and qualifies operations for manufacturing with that competitor, it will become more difficult and costly for that customer to later return to us. Given the flooding in Thailand, some customers may choose not to reengage with us simply because of the fear of future flooding in Thailand, particularly given that we are currently self-insuring against future floods because of the currently prohibitive cost of procuring flood insurance in Thailand. Other customers may be so reliant on us for their manufacturing capabilities that the suspension of our operations could materially and adversely affect their own businesses and potentially lead to customer bankruptcies or liquidations. Customer bankruptcies or liquidations would mean less revenue for us and could also require us to write off any accounts receivable and inventory associated with those customers. We may also have disputes with our customers regarding who bears the responsibility for losses of consigned equipment, inventory, business and profits as a result of the flooding or about the scope of our current or future insurance coverage. Other customers may simply walk away from their obligations to pay us for equipment, inventory and finished goods for which we feel that they have a contractual obligation to us. The recent flooding may also make it more difficult for us to win business from new customers even after we resume normal operations. These consequences will materially and adversely affect our business, financial condition and results of operations.

Suppliers. Even after we are able to bring our manufacturing capacity in Thailand up to normal levels, our suppliers may not be able to supply us with materials in sufficient volumes and in a timely manner for us to satisfy our customers’ demands. A number of our suppliers are located in Thailand. These Thai-based suppliers may be materially and adversely impacted by the flooding and may be impacted far longer than we are. Some of these suppliers could be required to file for bankruptcy or otherwise liquidate as a result of the effects of the flooding on their businesses. In addition, our suppliers located outside of Thailand rely on Thai infrastructure and logistics to deliver their goods to our factories in Thailand. To the extent that Thai infrastructure and logistics remain materially and adversely affected longer than our manufacturing facilities, it will continue to be difficult for us to obtain necessary volumes of materials in a timely manner, which will materially and adversely impact our business and customer relations, and operations will be substantially constrained.

Recovery and Related Charges and Expenses. We expect to incur significant charges and expenses related to the recovery from the flooding of our Thailand facilities and its impact on our operations, including items such as fixed asset impairments, inventory write-downs, charges related to cancellation of purchase orders for excess materials and charges for restoration and recovery work. We are currently working with our insurance carriers and claims adjusters to estimate the amount of losses. The amount of these charges and expenses cannot currently be estimated and depends on a number of factors, including the extent of damage to our facilities, existing inventories and equipment caused by the flooding, the time and effort required to restore or replace damaged equipment and our ability to replace existing but damaged equipment. We have incurred a significant amount of these various flood-related charges and expenses during the three months ended December 30, 2011, as further described in Note 15 to the Notes to the Unaudited Condensed Consolidated Financial Statements. However, we expect that we will also incur a significant amount of these expenses and charges in future periods, and the ultimate timing of the incurrence of these future charges and expenses is uncertain.

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

We have depended, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our total revenues. During the three months ended December 30, 2011 and December 24, 2010, we had two and four customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 39% and 57% of our total revenues, respectively, during the periods. During the six months ended December 30, 2011 and December 24, 2010, we had three and four customers that each contributed 10% or more of our total revenues. These customers together accounted for 47% and 57% of our total revenues, respectively, during the periods. Dependence on a limited number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers could have an adverse effect on our business, operating results and share price. For example, on July 1, 2011, Oclaro, Inc. delivered a notice of termination to us under our volume supply agreement, stating that they are currently in discussions with multiple third party manufacturers, including Fabrinet, for one or more of such third party manufacturers to manufacture those products that are currently being manufactured by Fabrinet under our supply agreement. From July 8, 2011, following Oclaro’s announcement of the termination of our volume supply agreement, through July 14, 2011, our share price on the NYSE declined approximately 22%. During the three months ended December 30, 2011, we entered into a new supply agreement with Oclaro.

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

Natural disasters, including the recent flooding in Thailand, epidemics, acts of terrorism and other political and economic developments could harm our business, financial condition and operating results.

Natural disasters, such as the recent flooding in Thailand, where most of our manufacturing operations are located, the May 2008 earthquake in Sichuan, China, and the March 2011 tsunami in Japan, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products and for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the recent flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand. This disruption adversely affected our ability to meet our customers’ demands during the three months ended December 30, 2011 and will continue to adversely affect our business for the three months ending March 30, 2012 and possibly beyond. In some countries in which we operate, including the PRC and Thailand, potential outbreaks of infectious diseases such as the H1N1 influenza virus, severe acute respiratory syndrome (SARS) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. In addition, increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers, and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.

We face significant competition in our business. If we are unable to compete successfully against our current and future competitors, our business, financial condition and operating results could be harmed.

Our current and prospective customers tend to evaluate our capabilities against the merits of their internal manufacturing as well as the capabilities of third-party manufacturers. We believe the internal manufacturing capabilities of current and prospective customers are our primary competition. This competition is particularly strong when our customers have excess manufacturing capacity, as was the case when the markets that we serve experienced a downturn from 2001 through 2004 and again in 2008 and 2009, that resulted in underutilized capacity. Many of our potential customers continue to have excess manufacturing capacity at their facilities. If our customers choose to manufacture products internally rather than to outsource production to us, or choose to outsource to a third-party manufacturer, our business, financial condition and operating results could be harmed. For example, on July 1, 2011, Oclaro, Inc. delivered a notice of termination to us under our volume supply agreement, stating that they are currently in discussions with multiple third party manufacturers, including Fabrinet, for one or more of such third party manufacturers to manufacture those products that are currently being manufactured by Fabrinet under our supply agreement. During the three months ended December 30, 2011, we entered into a new supply agreement with Oclaro.

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

The occurrence of one or more natural disasters, such as tropical storms and floods, in Thailand, where most of our manufacturing operations are located, could adversely affect our operations and financial performance. Any losses that we would incur could have a material adverse effect on our business for an indeterminate period of time.

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

Our quarterly revenues, gross profit margins, and operating results have fluctuated significantly and may continue to fluctuate significantly in the future. For example, between the three months ended December 25, 2009 and the three months ended December 30, 2011, our total revenues ranged from $97 million to $195 million. Our gross profit margins and operating results experienced similar fluctuations during those periods. In addition, because of the recent flooding in Thailand, we expect our revenues from the three months ending March 30, 2012 to be substantially lower than what they have been in previous periods. Therefore, we believe that quarter-to-quarter comparisons of our operating results may not be useful in predicting our future operating results. You should not rely on our results for one quarter as any indication of our future performance. Quarterly variations in our operations could result in significant volatility in the market price of our ordinary shares.

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

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared to the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. For example, from December 25, 2009 to December 30, 2011, the U.S. dollar lost approximately 4.9% of its value against the Thai baht. We cannot guarantee that the depreciation of the U.S. dollar against the Thai baht will not continue. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with durations of one to three months, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the RMB and the U.S. dollar. The expenses of our PRC subsidiary are denominated in RMB. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary.

Beginning in July 2005, the official exchange rate for the conversion of RMB into U.S. dollars was revalued and permitted to fluctuate within a band against a basket of foreign currencies. As a result, as of December 30, 2011, the U.S. dollar had depreciated approximately 7.7% against the RMB since December 25, 2009. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill to location of customers outside of North America accounted for 49.1% and 57.3% of our total revenues for the three months ended December 30, 2011 and December 24, 2010, respectively, and 50.4% and 57.2% of our total revenues for the six months ended December 30, 2011 and December 24, 2010, respectively. We expect that total revenues from the bill to location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

Political unrest and demonstrations, as well as changes in the political, social, business or economic conditions in Thailand, could harm our business, financial condition and operating results.

The majority of our assets and manufacturing operations are located in Thailand. Therefore, political, social, business and economic conditions in Thailand have a significant effect on our business. As of January 19, 2011, the date of the latest available report, Thailand had been assessed as a medium-high political risk by AON Political Risk, a risk management, insurance and consulting firm. Any changes to tax regimes, laws, exchange controls or political action in Thailand may harm our business, financial condition and operating results.

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

We anticipate that we will continue to invest in our customized optics manufacturing facilities located in Fuzhou, China. Because these operations are located in the PRC, they are subject to greater political, legal and economic risks than the geographies in which the facilities of many of our competitors and customers are located. In particular, the political and economic climate in the PRC (both at national and regional levels) is fluid and unpredictable. As of January 19, 2011, the date of the latest available report, the PRC had been assessed as a medium political risk by AON Political Risk. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to change further. Any changes to the political, legal or economic climate in the PRC could harm our business, financial condition and operating results.

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

We most recently expanded our manufacturing capacity at our Thailand facilities in May 2008 with the completion of Pinehurst Building 5 and intend to further expand our manufacturing capacity in the future, such as our construction of Pinehurst Building 6 in Thailand during the first quarter of calendar year 2012. We must continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the U.S. Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we were able to assert in our Form 10-K for the fiscal year ended June 24, 2011 that our internal control over financial reporting was effective as of June 24, 2011, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. We were formed in the Cayman Islands and we maintain manufacturing operations in Thailand, the PRC and the U.S. Any of these jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Preferential tax treatment from the Thai government is currently available to us for a period of five years from July 2010, which will be contingent on, among other things, the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations. In addition, we benefit from recent reductions in corporate tax rates in Thailand for fiscal years 2013-2015. We cannot guarantee that such preferential tax treatment will continue. Our PRC subsidiary does not qualify for any such tax incentives, and we do not anticipate that it will qualify for any tax incentives in the future. There is also a risk that Thailand or another jurisdiction in which we operate may treat our Cayman Islands parent as having a permanent establishment in such jurisdiction and subject its income to tax. If we become subject to additional taxes in any jurisdiction or if any jurisdiction begins to treat our Cayman Islands parent as having a permanent establishment, such tax treatment could materially and adversely affect our business, financial condition and operating results.

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

We anticipate that our current cash and cash equivalents, together with cash provided by operating activities, funds available through our working capital credit facilities facilities and proceeds that we expect to receive from our insurers for losses we suffer as a result of the recent flooding in Thailand, will be sufficient to meet our current and anticipated needs for general corporate purposes for at least the next 12 months. We operate in a market, however, that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies.

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

Our revenues, expenses and results of operations have fluctuated in the past and are likely to do so in the future from quarter to quarter and year to year due to the risk factors described in this section and elsewhere in this Quarterly Report on Form 10-Q. In addition to market and industry factors, the price and trading volume of our ordinary shares may fluctuate in response to a number of events and factors relating to us, our competitors, our customers and the markets we serve, many of which are beyond our control. Factors such as variations in our total revenues, earnings and cash flow, announcements of new investments or acquisitions, changes in our pricing practices or those of our competitors, commencement or outcome of litigation, sales of ordinary shares by us or our principal shareholders, fluctuations in market prices for our services and general market conditions could cause the market price of our ordinary shares to change substantially. Any of these factors may result in large and sudden changes in the volume and price at which our ordinary shares trade. For example, on March 8, 2011, the closing price of our ordinary shares on the NYSE was $27.10 per share. Following the earnings announcement of one of our customers, the closing price of our ordinary shares fell to $20.49 per share on March 9, 2011. In addition, from July 8, 2011, following the announcement by Oclaro, Inc. of their delivery of a notice of termination of our volume supply agreement, through July 14, 2011, our share price on the NYSE declined approximately 22%. During October 2011 when the some of the severest flooding in Thailand occurred, our share price fell by from $20.03 per share on October 10, 2011 to $11.95 per share on October 26, 2011, a 40% decrease. Among other things, volatility and weakness in our stock price could mean that investors may not be able to sell their shares at or above the prices they paid. Volatility and weakness could also impair our ability in the future to offer our ordinary shares or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

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

As of December 30, 2011, our existing shareholders Asia Pacific Growth Fund III, L.P., an affiliate of H&Q Asia Pacific, and Mr. Mitchell, our chief executive officer and chairman of the board of directors, beneficially owned approximately 26.6% and 8.4%, respectively, of our outstanding ordinary shares. In addition, Mr. Mitchell and a representative of H&Q Asia Pacific serve on our board of directors. Accordingly, they have had, and will continue to have, significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have the power to prevent or cause a change in control. The interests of these shareholders may differ from the interests of our other shareholders.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 8, 2012.

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