Form 10-Q
period 2012-03-30
Fabrinet
filed 2012-05-09
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2012

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

As of April 27, 2012, the registrant had 34,467,757 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED MARCH 30, 2012

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	March 30, 2012	June 24, 2011
Assets
Current assets
Cash and cash equivalents	$125,410	$127,282
Trade accounts receivable, net	118,484	117,705
Inventories, net	98,877	106,467
Investment in leases	—	448
Deferred tax assets	3,948	1,308
Prepaid expenses and other current assets	7,046	4,466

Total current assets	353,765	357,676

Non-current assets
Property, plant and equipment, net	96,391	75,410
Intangibles, net	466	892
Investment in leases	—	1,163
Deferred tax assets	1,871	1,953
Deposits and other non-current assets	662	681

Total non-current assets	99,390	80,099

Total assets	$453,155	$437,775

Liabilities and Shareholders’ Equity
Current liabilities
Long-term loans from banks, current portion	$9,668	$4,398
Trade accounts payable	75,274	92,563
Construction payable	4,236	2,475
Income tax payable	820	1,858
Deferred tax liability	1,283	1,056
Accrued payroll, profit sharing and related expenses	6,997	7,677
Accrued expenses	4,412	3,986
Other payables	8,353	3,796
Liabilities to third parties due to flood losses	61,198	—

Total current liabilities	172,241	117,809

Non-current liabilities
Long-term loans from banks, non-current portion	31,328	11,979
Severance liabilities	5,015	4,478
Other non-current liabilities	2,054	1,982

Total non-current liabilities	38,397	18,439

Total liabilities	210,638	136,248

Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of March 30, 2012 and June 24, 2011)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 34,466,754 shares and 34,207,579 shares issued and outstanding as of March 30, 2012 and June 24, 2011, respectively)	345	342
Additional paid-in capital	64,727	59,816
Retained earnings	177,445	241,369

Total shareholders’ equity	242,517	301,527

Total Liabilities and Shareholders’ equity	$453,155	$437,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(in thousands of U.S. dollars, except share data)	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Revenues	$139,019	$194,851	$421,975	$553,222
Cost of revenues	(124,138)	(169,528)	(375,281)	(482,460)

Gross profit	14,881	25,323	46,694	70,762
Selling, general and administrative expenses	(6,586)	(7,516)	(18,543)	(18,294)
Other expenses in relation to flood	(55,623)	—	(95,888)	—

Operating (loss) income	(47,328)	17,807	(67,737)	52,468
Interest income	209	143	628	355
Interest expense	(64)	(81)	(206)	(282)
Foreign exchange gain (loss), net	714	342	1,314	(706)
Other income	57	65	213	80

(Loss) income before income taxes	(46,412)	18,276	(65,788)	51,915
Income tax benefit (expense)	87	(1,613)	1,864	(4,241)

Net (loss) income	$(46,325)	$16,663	$(63,924)	$47,674

(Loss) earnings per share
Basic	$(1.35)	$0.49	$(1.86)	$1.41
Diluted	(1.35)	0.49	(1.86)	1.39
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	34,440	33,969	34,353	33,833
Diluted	34,440	34,232	34,353	34,345

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(in thousands of U.S. dollars)	March 30, 2012	March 25, 2011
Cash flows from operating activities
Net (loss) income for the period	$(63,924)	$47,674
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	6,995	6,445
Amortization of intangibles	288	382
Gain on disposal of property, plant and equipment	(7)	(31)
Allowance for doubtful accounts and warranties	(23)	119
Unrealized gain on exchange rate and fair value of derivative	(1,364)	(718)
Share-based compensation	3,930	2,658
Deferred income tax	(2,331)	(417)
Provision for uncertain tax position and severance liabilities, net of payments	688	169
Inventory obsolescence	528	298
Loss from written-off assets and liabilities to third parties due to flood losses	83,871	—
Changes in operating assets and liabilities
Trade accounts receivable	(807)	(19,638)
Inventories	(9,550)	(10,204)
Other current assets and non-current assets	(2,758)	(245)
Trade accounts payable	(17,289)	(5,911)
Income tax payable	(1,038)	1,107
Other current liabilities and non-current liabilities	2,929	2,914

Net cash provided by operating activities	138	24,602

Cash flows from investing activities
Purchase of property, plant and equipment	(26,394)	(15,761)
Purchase of intangibles	(17)	(171)
Purchase of assets for lease under direct financing leases	(2,940)	(1,583)
Proceeds from direct financing leases	1,217	268
Proceeds from disposals of property, plant and equipment	22	111

Net cash used in investing activities	(28,112)	(17,136)

Cash flows from financing activities
Receipts of long-term loans from banks	28,000	—
Repayments of long-term loans from banks	(3,381)	(4,421)
Proceeds from initial public offering, net	—	26,319
Proceeds from issuance of ordinary shares under employee share option plan	984	1,365

Net cash provided by financing activities	25,603	23,263

Net (decrease) increase in cash and cash equivalents	(2,371)	30,729

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	127,282	84,942
(Decrease) increase in cash and cash equivalents	(2,371)	30,729
Effect of exchange rate on cash and cash equivalents	499	748

Cash and cash equivalents at end of period	$125,410	$116,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and organization

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

Asia Pacific Growth Fund III, L.P. held 26.2% and 26.5% of the Company’s share capital (fully diluted) as of March 30, 2012 and June 24, 2011, respectively.

2.	Accounting policies

Basis of presentation

The condensed consolidated financial statements of Fabrinet included herein have been prepared on a basis consistent with the June 24, 2011 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These condensed consolidated financial statements should be read in conjunction with the June 24, 2011 audited consolidated financial statements and notes thereto. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Fabrinet’s results of operations for the three and nine months ended March 30, 2012 and March 25, 2011 are not necessarily indicative of future operating results.

The preparation of the Group’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of total revenues and expense during the year. The Group bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Group’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for business combinations, share-based compensation, allowance for doubtful accounts, income taxes and inventory obsolescence, among others. In addition, as the Company continues to assess the extent of the impact on the Company’s operations of the flooding in Thailand that occurred in October-November 2011, the Company has made estimates and assumptions in the determination of losses and recoveries recognized in the condensed consolidated financial statements. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that estimates or assumptions prove to differ from actual results, adjustments will be made in subsequent periods to reflect more current information.

Fiscal years

The Group utilizes a 52-53 week fiscal year ending on the Friday closest to June 30. The three months ended March 30, 2012 and March 25, 2011 each consisted of 13 weeks. The nine months ended March 30, 2012 and March 25, 2011 consisted of 40 weeks and 39 weeks, respectively. Fiscal year 2012 will be comprised of 53 weeks and will end on June 29, 2012.

Concentration of credit risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

As of March 30, 2012, the Group’s cash and cash equivalents were held in deposits and highly liquid products with maturities of three months or less with banks with credit ratings of A minus or above. The Group had four customers and five customers that each contributed to 10% or more of its total accounts receivable as of March 30, 2012 and June 24, 2011, respectively.

Accounts receivable include amounts due from companies that are monitored by the Group for credit worthiness. Management has implemented a program to closely monitor near term cash collection and credit exposures and believes no material loss will be incurred.

Recent accounting pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB” or the “Board’) issued the Accounting Standards Update No. 2011-12 – Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Under the amendments in Update 2011-05 entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income , and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income for both annual and interim financial periods. The amendments in this Update supersede changes to those paragraphs in Update 2011-05 that pertain to how, when, and where reclassification adjustments are presented. All other requirements in Update 2011-05 are not affected by this amendment, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This new guidance is not expected to have an impact on the Company’s presentation, financial position, and results of operations.

In December 2011, the FASB issued the Accounting Standards Update No. 2011-11 – Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. Information about offsetting and related arrangements will enable users of an entity’s financial statements to understand the effect of those arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect that the adoption of this guidance will have an effect on its unaudited condensed consolidated financial statements.

In December 2011, the FASB issued the Accounting Standards Update No. 2011-10 – Property, Plant, and Equipment (Topic 360) – Derecognition of in Substance Real Estate- a Scope Clarification, a consensus of the FASB Emerging Issues Task Force. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This guidance is effective for fiscal years and interim periods within those years, beginning on or after June 15, 2012. Early adoption is permitted. The Company will adopt this guidance in the first quarter of fiscal year 2013, and is currently evaluating the impact, if any, its adoption will have on its unaudited condensed consolidated financial statements.

3.	(Loss) earnings per ordinary share

Basic (loss) earnings per ordinary share are computed by dividing reported net (loss) income by the weighted average number of ordinary shares outstanding during each period.

	Three Months Ended
	March 30, 2012	March 25, 2011
Net (loss) income attributable to shareholders	$(46,325)	$16,663
Weighted average number of ordinary shares outstanding (thousands of shares)	34,440	33,969
Basic (loss) earnings per ordinary share (in dollars)	$(1.35)	$0.49

	Nine Months Ended
	March 30, 2012	March 25, 2011
Net (loss) income attributable to shareholders	$(63,924)	$47,674
Weighted average number of ordinary shares outstanding (thousands of shares)	34,353	33,833
Basic (loss) earnings per ordinary share (in dollars)	$(1.86)	$1.41

Diluted (loss) earnings per ordinary share are computed by dividing reported net (loss) income by the weighted average number of ordinary shares and dilutive ordinary equivalent shares outstanding during each period. Dilutive ordinary equivalent shares consist of share options and restricted shares. Diluted (loss) earnings per ordinary share is calculated as follows:

	Three Months Ended
	March 30, 2012	March 25, 2011
Net (loss) income used to determine diluted (loss) earnings per ordinary share	$(46,325)	$16,663
Weighted average number of ordinary shares outstanding (thousands of shares)	34,440	33,969
Adjustment for incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	— *	263

Weighted average number of ordinary shares for diluted (loss) earnings per ordinary share (thousands of shares)	34,440	34,232

Diluted (loss) earnings per ordinary share (in dollars)	$(1.35)	$0.49

*	Loss per ordinary share for the three months ended March 30, 2012 was computed using the weighted average number of ordinary shares outstanding during the period in accordance with the antidilutive provisions of ASC 260-10-45, therefore 218,193 shares have been excluded.

	Nine Months Ended
	March 30, 2012	March 25, 2011
Net (loss) income used to determine diluted (loss) earnings per ordinary share	$(63,924)	$47,764
Weighted average number of ordinary shares outstanding (thousands of shares)	34,353	33,833
Adjustment for incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	— *	512

Weighted average number of ordinary shares for diluted (loss) earnings per ordinary share (thousands of shares)	34,353	34,345

Diluted (loss) earnings per ordinary share (in dollars)	$(1.86)	$1.39

*	Loss per ordinary share for the nine months ended March 30, 2012 was computed using the weighted average number of ordinary shares outstanding during the period in accordance with the antidilutive provisions of ASC 260-10-45, therefore 214,816 shares have been excluded.

4.	Fair value

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

The following table sets forth the Group’s applicable liabilities measured at fair value on a recurring basis as of March 30, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Liabilities
Derivative liabilities	—	89	—	89

Total liabilities measured at fair value	$—	$89	$—	$89

The above derivative liabilities are classified in accrued expenses on the condensed consolidated balance sheet.

The following table sets forth the Group’s applicable liabilities measured at fair value on a recurring basis as of June 24, 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Liabilities
Derivative liabilities	—	966	—	966

Total liabilities measured at fair value	$—	$966	$—	$966

The above derivative liabilities are classified in accrued expenses on the consolidated balance sheet.

5.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts for the nine months ended March 30, 2012 and March 25, 2011 were as follows:

	Balance at beginning of period	Charged to expenses during the period	Balance at end of period
Nine months ended March 30, 2012	$79	$28	$107
Nine months ended March 25, 2011	$41	$67	$108

6.	Inventories

	March 30, 2012	June 24, 2011
Raw materials	$45,496	$47,172
Work in progress	41,254	46,190
Finished goods	8,303	9,651
Goods in transit	6,554	5,656

	$101,607	$108,669
Less Inventory obsolescence	(2,730)	(2,202)

Inventories, net	$98,877	$106,467

In the three months ended March 30, 2012, the Group wrote off inventories of $1,094, of which $772 were raw materials and $322 were work in progress and finished goods, damaged due to the flooding in Thailand during October-November 2011 (see Note 15). In the nine months ended March 30, 2012, the Group wrote off inventories of $16,612, of which $11,243 were raw materials and $5,369 were work in progress and finished goods, damaged due to the flooding in Thailand during October-November 2011. These amounts have been included in “Other expenses in relation to flood” in the condensed consolidated statements of operations.

7.	Investment in leases

Investment in direct financing leases primarily consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of March 30, 2012 and June 24, 2011:

	March 30, 2012	June 24, 2011
Total minimum lease payments receivable	$3,522	$2,026
Estimated residual values of leased equipment	—	—

Investment in direct financing leases	$3,522	$2,026
Less: unearned income	(186)	(415)

	$3,336	$1,611
Less: written-off of investment in direct financing leases	(3,336)	—

Net investment in direct financing leases	$—	$1,611

In the second quarter of fiscal 2012, all investment in leases of $3,336 were written-off, as they were damaged due to the flooding in Thailand during October-November 2011. This amount has been included in “other expenses in relation to flood” in the condensed consolidated statements of operations.

8.	Intangibles

The following tables present details of the Group’s intangibles:

	March 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,456	$(2,990)	$466

Total intangibles	$3,456	$(2,990)	$466

	June 24, 2011
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,594	$(2,702)	$892

Total intangibles	$3,594	$(2,702)	$892

The Group recorded amortization expense relating to intangibles of $89 and $129 for the three months ended March 30, 2012 and March 25, 2011, respectively, and $288 and $382 for the nine months ended March 30, 2012 and March 25, 2011, respectively.

Based on the carrying amount of intangibles as of March 30, 2012, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in June is as follows:

2012	$86
2013	217
2014	93
2015	64
2016	5
Thereafter	1

Total amortization	$466

9.	Borrowings

Bank borrowings and long-term debt was comprised of the following:

	March 30, 2012	June 24, 2011
Short-term bank borrowings	$—	$—
Long-term loans from banks	40,996	16,377

Total borrowings	$40,996	$16,377

Long-term loans from banks consisted of:
Current portion	$9,668	$4,398
Non-current portion	31,328	11,979

At March 30, 2012 and June 24, 2011, the Group had outstanding borrowings under long-term loan agreements with banks totaling $40,996 and $16,377, respectively, which consisted of:

Contract No.	Amount		Interest rate per annum (%)	Conditions	Repayment term
	March 30, 2012	June 24, 2011
1	$30,000	$2,000	LIBOR + 2.8% per annum	Repayable in quarterly installments within 6 years	June 2012 -March 2017
2	10,996	13,747	SIBOR + 1.5% per annum	Repayable in quarterly installments within 8 years	May 2009 -February 2015
3	—	630	SIBOR + 1.5% per annum	Repayable in semi-annual installments within 7 years	June 2005 -November 2011

Total	$40,996	$16,377

Certain of the long-term loans are secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral was $23,004 and $34,946 as of March 30, 2012 and June 24, 2011, respectively. The carrying amounts of borrowings approximate their fair value.

Interest expense relating to a long-term loan from a bank for the development of a new factory site, Pinehurst Building 6, of $169 and $257 was capitalized in construction in progress for the three and nine months ended March 30, 2012, respectively.

The long-term loans prescribe maximum ratios of debt to equity and minimum levels of debt service coverage ratios. As of March 30, 2012 and June 24, 2011, the Group was in compliance with its long-term loan agreements. In addition to financial ratios, certain of the Group’s packing credits and long-term loans include customary events of default. There is no requirement for the Group to maintain a lock-box arrangement under these agreements. As such, the non-current portions of the long-term loans are classified as non-current liabilities in the condensed consolidated balance sheet.

The movements of long-term loans were as follows for the nine months ended March 30, 2012 and March 25, 2011:

	Nine Months Ended
	March 30, 2012	March 25, 2011
Opening net book amount	$16,377	$20,385
Additional loans during the period	28,000	—
Repayment during the period	(3,381)	(4,421)

Closing net book amount	$40,996	$15,964

As of March 30, 2012, future maturities of long-term debt were as follows at the end of each fiscal year in June:

2012	$2,417
2013	9,668
2014	9,668
2015	8,743
2016	6,000
Thereafter	4,500

Total	$40,996

Credit facilities:

Undrawn available credit facilities at March 30, 2012 and June 24, 2011 totaled:

	March 30, 2012	June 24, 2011
Bank borrowings:
Short-term loans	$50,412	$50,450
Long-term loans	—	28,000

10.	Income tax

The Group has implemented FASB ASC Topic 740, Income Taxes (“FASB ASC 740”). As of March 30, 2012, the liability for uncertain tax positions including accrued interest and penalties increased to $1,854 (June 24, 2011: $1,703). The Group does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months.

The Group files several income tax returns in U.S. and foreign tax jurisdictions. The tax years from 2007 to 2011 remain open to examination by U.S. and state tax authorities, and the tax years from 2007 to 2011 remain open to examination by the foreign tax authorities.

The Group’s income tax is recognized based on the best estimate of the expected annual income tax rate for the full fiscal year of each entity in the Group. The effective tax rate for the Group for the three months ended March 30, 2012 and March 25, 2011 was (0.2)% (tax benefit) and 9% of net income, respectively. The effective tax rate for the Group for the nine months ended March 30, 2012 and March 25, 2011 was (3)% (tax benefit) and 8% of net income, respectively. The decrease in effective tax rate during the three and nine months ended March 30, 2012, as compared to the three and nine months ended March 25, 2011, was due to the effects of the reassessment of the Group’s projected full year effective tax rate to take into account the impact on the Group’s operations of the flooding in Thailand that occurred in October and November 2011, resulting in the recording of additional deferred tax assets of $0.8 million and $3.2 million for the three and nine months ended March 30, 2012, respectively, and the impact of an income tax rate change for the Company’s subsidiary in China, resulting in a reduction in income tax expense of $0.3 million for the three months ended March 30, 2012.

Further, on December 21, 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result of the announcement, enacted corporate income tax rates for the Company’s subsidiary in Thailand will be reduced from 30% in fiscal 2012 to 23%, 20% and 20% in fiscal 2013, 2014 and 2015, respectively. As a result of this change, the Company’s deferred tax balance and income tax expense decreased by a net amount of $121 during the three months ended December 30, 2011.

On March 16, 2012, the Company’s subsidiary in China received a certificate with an approval date of October 21, 2011, granting the subsidiary a tax privilege to reduce its corporate income tax rate from 25% to 15%. This privilege is retroactive to January 1, 2011 and valid for three years from January 1, 2011 to December 31, 2013, subject to renewal at the end of each three year period. As a result of this change, deferred tax assets have decreased by $500, deferred tax liabilities decreased by $106, income tax payable decreased by $697, and income tax expense reduced by $303 during the three months ended March 30, 2012. The impact of this tax rate benefit on net income per share (basic and diluted) is $0.009 for the three months ended March 30, 2012.

11.	Share-based compensation

Share-based compensation

FASB ASC Topic 718, Compensation-Stock Compensation (“FASB ASC 718”) requires companies to recognize the cost of employee service received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. In determining the grant date fair value of those awards, the Group is required to make estimates of the fair value of the Group’s ordinary shares, expected dividends to be issued, expected volatility of the Group’s shares, expected forfeitures of the awards, risk-free interest rates for the expected term of the awards, expected terms of the awards, and the vesting period of the respective awards. FASB ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

The effect of recording share-based compensation expense for the three and nine months ended March 30, 2012 and March 25, 2011 was as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Share-based compensation expense by type of award:
Share options	$935	$1,102	$3,005	$2,280
Restricted shares	404	136	925	378

Total share-based compensation expense	1,339	1,238	3,930	2,658

Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$1,339	$1,238	$3,930	$2,658

Share-based compensation expense was recorded in the condensed consolidated statements of operations as follows: cost of revenues of $381 and $440 for the three months ended March 30, 2012 and March 25, 2011, respectively, and $1,292 and $918 for the nine months ended March 30, 2012 and March 25, 2011, respectively; and SG&A expenses of $958 and $798 for the three months ended March 30, 2012 and March 25, 2011, respectively, and $2,638 and $1,740 for the nine months ended March 30, 2012 and March 25, 2011, respectively. The Group did not capitalize any share-based compensation expense as part of any asset costs during the three and nine months ended March 30, 2012 and March 25, 2011.

Share-based award activity

Share options have been granted to directors and employees. As of March 30, 2012, there were 194,269 share options outstanding under the Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

On March 12, 2010, the Company’s shareholders adopted the 2010 Performance Incentive Plan (the “2010 Plan”), and on December 20, 2010, the Company’s shareholders adopted an amendment to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan. A total of 2,000,000 ordinary shares are authorized for issuance under the 2010 Plan, plus any shares subject to share options under the 1999 Plan outstanding as of June 24, 2010, that expire, are canceled or terminate after such date. As of March 30, 2012, there were an aggregate of 1,424,859 share options outstanding, 194,833 restricted share units outstanding and 328,020 ordinary shares available for future grant under the 2010 Plan.

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

The following summarizes share option activity under the 1999 Plan:

	Number of Shares Underlying Options		Weighted-Average Exercise Price Per Share
	Nine Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Shares underlying options outstanding at beginning of the period	423,205	858,005	$4.34	$3.66
Granted	—	—	—	—
Exercised	(222,656)*	(397,787)	3.56	2.91
Forfeited	(5,180)	(4,392)	5.98	5.07
Expired	(1,100)	(5,900)	5.75	2.78

Shares underlying options outstanding at end of the period	194,269	449,926	5.19	4.33

Shares underlying options exercisable at end of the period	122,777	291,157	$4.86	$3.62

*	Included in the exercised number are 1,000 share options exercised on March 29, 2012, but not settled as of March 30, 2012.

The following summarizes information for share options outstanding as of March 30, 2012 under the 1999 Plan:

	Number of Shares Underlying Options	Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	1,000	$2.00	0.50
	4,925	2.25	0.87
	3,100	2.75	1.42
	1,600	3.00	1.44
	20,021	3.50	1.76
	3,605	4.25	2.42
	8,815	4.75	2.67
	11,156	5.00	2.88
	5,480	5.25	3.10
	26,750	5.50	3.41
	103,617	5.75	4.55
	4,200	6.25	5.10

Options outstanding	194,269		3.67	2,433

Options exercisable	122,777		3.17	1,578

As of March 30, 2012, $74 of estimated share-based compensation expense related to share options under the 1999 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 1.61 years.

The following summarizes share option activity under the 2010 Plan:

	Number of Shares Underlying Options		Weighted-Average Exercise Price Per Share
	Nine Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Shares underlying options outstanding at beginning of the period	925,921	—	$17.37	$—
Granted	584,837	992,367	14.84	17.24
Exercised	(11,619)	(12,290)	16.60	16.83
Forfeited	(73,143)	(57,534)	17.33	16.83
Expired	(1,137)	—	16.80	—

Shares underlying options outstanding at end of the period	1,424,859	922,543	16.34	17.27

Shares underlying options exercisable at end of the period	336,862	71,838	$16.81	$16.96

The following summarizes information for share options outstanding as of March 30, 2012 under the 2010 Plan:

	Number of Shares Underlying Options	Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	40,000	$13.77	5.40
	730,201	16.83	5.54
	30,000	15.05	5.60
	35,544	25.50	5.79
	13,550	26.16	5.85
	20,000	23.62	6.10
	213,528	15.16	6.39
	305,326	14.12	6.62
	31,160	19.36	6.87
	5,550	18.60	6.92

Options outstanding	1,424,859		5.95	$2,521

Options exercisable	336,862		5.68	$446

As of March 30, 2012, $3,109 of estimated share-based compensation expense related to share options under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 3.14 years.

Restricted share units

Restricted share units may be granted under the 2010 Plan. Restricted share units granted to non-employee directors generally cliff vest 100% on the first of January, approximately 1 year from the grant date. Restricted share units granted to executives generally vest as to 1/4th of the shares over 4 years on each anniversary of the vesting commencement date.

The following summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares Underlying Restricted Share Units		Weighted-Average Grant Date Fair Value Per Share
	Nine Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Unvested balance at beginning of the period	25,900	—	$21.62	$—
Granted	211,266	43,420	14.37	18.47
Issued	(25,900)	(17,520)	21.62	13.82
Vested	—	—	—	—
Forfeited	(16,433)	—	14.00	—

Unvested balance at end of the period	194,833	25,900	$14.40	$21.62

As of March 30, 2012, $1,782 of estimated share-based compensation expense related to restricted share units under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 3.09 years.

12.	Shareholders’ equity

Share capital

The Company’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the nine months ended March 30, 2012, the Company issued 233,275 ordinary shares upon exercise of options, for cash consideration at a weighted average exercise price of $4.21 per share, and issued 25,900 ordinary shares upon full vesting of restricted share units. All such issued shares are fully paid.

For the nine months ended March 25, 2011, the Company issued 410,077 ordinary shares upon exercise of options, for cash consideration at a weighted average exercise price of $3.33 per share, and issued 17,520 ordinary shares upon full vesting of restricted share units. All such issued shares are fully paid.

13.	Commitments and contingencies

Bank guarantees

As of March 30, 2012 and June 24, 2011, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $682 and $686, respectively.

Operating lease commitments

The Group leases a portion of its capital equipment, and certain land and buildings for its facilities in Thailand, China and New Jersey, under operating lease arrangements that expire in various years through 2015. Rental expense under these operating leases amounted to $1,487 and $1,443 for the nine months ended March 30, 2012 and March 25, 2011, respectively.

As of March 30, 2012, the future minimum lease payments due under non-cancelable leases were as follows at the end of each fiscal year in June:

2012	$287
2013	781
2014	181
2015	59
2016	15

Total minimum operating lease payments	$1,323

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

As of March 30, 2012, there was an outstanding commitment to third parties relating to the development of a new factory site, Pinehurst Building 6, of $3,238.

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

In accordance with the Company’s form of indemnification agreement for its directors and officers, the Company has agreed to indemnify its directors and officers against certain liabilities and expenses incurred by such persons in connection with claims by reason of their being such a director or officer. The Company has a director and officer liability insurance policy that may enable it to recover a portion of any future amounts paid under the indemnification agreements.

14.	Business segments and geographic information

The Group evaluates its reportable segments in accordance with FASB ASC Topic 280, Segment Reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Group’s chief operating decision maker is Fabrinet’s board of directors. As of March 30, 2012, the Group operated and internally managed a single operating segment. Accordingly, the Group does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

The Group operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following tables present total revenues by geographic regions:

	Three Months Ended
	March 30, 2012	March 25, 2011
North America	$72,775	$78,515
Asia-Pacific	43,327	74,546
Europe	22,917	41,790

	$139,019	$194,851

	Nine Months Ended
	March 30, 2012	March 25, 2011
North America	$213,016	$231,858
Asia-Pacific	134,691	214,872
Europe	74,268	106,492

	$421,975	$553,222

Total revenues are attributed to a particular geographic area based on the bill-to location of the customer. As of March 30, 2012, the Group had approximately $164 of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

15.	Other expenses in relation to flood

The Company suspended production at all of its manufacturing facilities in Thailand from October 17, 2011, through December 2011 as a result of severe flooding in Thailand. Company personnel, insurance adjusters and forensic equipment experts have completed an initial assessment of the damage to inventory, property and equipment, including consigned inventory and assets held by the Company on behalf of customers, as well as the impact of business interruption to the Company. As a result of such assessment, the Company has recorded provisions associated with losses of $48.5 million with respect to customer-owned equipment and machinery in the third quarter of fiscal 2012. Cumulative flood related losses recognized to date amount to $95.9 million.

The following is a summary of all known costs incurred as a result of this event recognized in the condensed consolidated statements of operations for the three and nine months ended March 30, 2012:

	Three Months Ended	Nine Months Ended
	March 30, 2012	March 30, 2012
Loss from written-off owned inventories	$1,094	$16,612
Loss from written-off leased building improvements	—	1,431
Loss from written-off owned machinery and equipment	—	1,098
Loss from written-off investments in lease and prepayment	—	3,532
Loss from consigned inventories	1,064	11,748
Loss from consigned machinery and equipment	48,450	48,450
Estimated restoration cost of leased building	—	1,000
Payroll and other expenses	2,421	7,328
Flood protection, salvage and increased expenses	2,594	4,689

Total	$55,623	$95,888

Prior to December 31, 2011, the Company maintained insurance coverage providing for reimbursement for losses resulting from certain perils, including flood damage, subject to specified exclusions and limitations such as coinsurance, facilities location sub-limits and other policy limitations and covenants. As of March 30, 2012, the Company had submitted claims for business interruption losses incurred during the three months ended December 30, 2011. Subsequently, on March 31, 2012 the Company filed a claim for inventory losses, and on April 19, 2012 the Company filed a claim for owned and consigned equipment. The Company has not yet submitted its building and property insurance claim. As the Company has only recently submitted its insurance claims to its insurers, the insurers have not yet provided an indication of their analysis of the Company’s claims or the amounts that the carriers believe that the Company should recover under the Company’s policies, if any. Therefore, the Company has not recorded any recovery income. The Company will recognize insurance recoveries as and if they become realizable.

Because its property and casualty insurance policies for calendar year 2011 expired on December 31, 2011, the Company procured new insurance policies on January 1, 2012. The Company’s current property and casualty insurance, effective January 1, 2012, covers loss or damage to the Company’s property and third-party property over which it has custody and control, as well as losses associated with business interruption. The Company maintains approximately $118 million in coverage for equipment across all of its manufacturing campuses in Thailand and another approximately $135 million in aggregate coverage for inventory located at all of its facilities in Thailand. This includes flood insurance for equipment (but not inventory) with an aggregate limit of $120 million effective as of April 15, 2012. These amounts include coverage for customer-owned assets that are under the Company’s care, custody and control. The Company also maintains an additional approximately $60 million in coverage against building damage in Thailand and approximately $124 million in business interruption loss. All such coverage (including the Company’s flood insurance) is subject to exclusions and limitations similar to the Company’s pre-January 1, 2012 insurance. The Company’s subsidiary in China also maintains insurance for its property in China, with approximately $22 million in coverage for equipment, approximately $8 million in coverage for inventory and approximately $1 million in coverage for its buildings. Such coverage is also subject to policy exclusions and limitations.

16.	Subsequent events

As part of the Group’s ongoing efforts to achieve greater efficiencies in all areas of its business, during the fourth quarter of fiscal 2012, the Group implemented a reduction in workforce and incurred expenses of approximately $2.2 million, which represented severance cost and benefits incurred for the termination of approximately 200 employees in accordance with contractual obligations under local regulations.

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

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q and, in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Thailand Flooding

We suspended production at all of our manufacturing facilities in Thailand from October 17, 2011 through December 2011 because of severe flooding in Thailand. Company personnel, insurance adjusters and forensic equipment experts have completed an initial assessment of the damage to inventory, property and equipment, including consigned inventory and assets held by us on behalf of customers, as well as the impact of business interruption to us. As a result of such assessment, we have recorded provisions associated with losses of $48.5 million with respect to customer-owned equipment and machinery in the third quarter of fiscal 2012. Cumulative flood related losses recognized to date amount to $95.9 million.

The following is a summary of all known costs incurred as a result of this event recognized in the condensed consolidated statements of operations for the three and nine months ended March 30, 2012:

	Three Months Ended	Nine Months Ended
	March 30, 2012	March 30, 2012
Loss from written-off owned inventories	$1,094	$16,612
Loss from written-off leased building improvement	—	1,431
Loss from written-off owned machinery and equipment	—	1,098
Loss from written-off investments in lease and prepayment	—	3,532
Loss from consigned inventories	1,064	11,748
Loss from consigned machinery and equipment	48,450	48,450
Estimated restoration cost of leased building	—	1,000
Payroll and other expenses	2,421	7,328
Flood protection, salvage and increased expenses	2,594	4,689

Total	$55,623	$95,888

To date, we have recognized $95.9 million in losses. Over the next two fiscal quarters, we expect to incur additional business interruption losses. Prior to December 31, 2011, we maintained insurance coverage providing for reimbursement for losses resulting from certain perils, including flood damage, subject to specified exclusions and limitations such as coinsurance, facilities location sub-limits and other policy limitations and covenants. As of March 30, 2012, we had submitted claims for business interruption losses incurred during the three months ended December 30, 2011. Subsequently, on March 31, 2012, we filed a claim for inventory losses and on April 19, 2012 we filed a claim for owned and consigned equipment. Our claims for losses submitted through April 19, 2012 total $96 million. We plan to submit our building and property insurance claim during the fourth quarter of fiscal 2012 and expect to submit additional business interruption claims for the fourth quarter of fiscal 2012 and the first quarter of fiscal 2013. As we have only recently submitted our insurance claims to our insurers, the insurers have not yet provided an indication of their analysis of our claims or the amounts they believe that we should recover under our policies.

Based on information that we have at this time, we believe that we will ultimately recover a majority of our losses. However, the aggregate amount that we will ultimately recover for our losses may be materially reduced due to a number of exclusions and limitations in our policies (such as coinsurance, facilities location sub-limits, and other policy limitations and covenants). We believe, however, that although the difference between our aggregate claims and our insurance recoveries may ultimately be material, this will not materially and adversely affect our financial condition or results of operations.

Because our insurance policies for calendar year 2011 expired on December 31, 2011, we procured new insurance policies on January 1, 2012. Our current property and casualty insurance, effective January 1, 2012, covers loss or damage to our property and third-party property over which we have custody and control, as well as losses associated with business interruption. We maintain approximately $118 million in coverage for equipment across all of our manufacturing campuses in Thailand and another approximately $135 million in aggregate coverage for inventory located at all of our facilities in Thailand. This includes flood insurance for equipment (but not inventory) with an aggregate limit of $120 million effective as of April 15, 2012. These amounts include coverage for customer-owned assets that are under our care, custody and control. We also maintain an additional approximately $60 million in coverage against building damage in Thailand and approximately $124 million in business interruption loss. All such coverage (including our flood insurance) is subject to exclusions and limitations similar to our pre-January 1, 2012 insurance. Our subsidiary in China also maintains insurance for its property in China, with approximately $22 million in coverage for equipment, approximately $8 million in coverage for inventory and approximately $1 million in coverage for its buildings. Such coverage is also subject to policy exclusions and limitations.

Revenues

Our total revenues decreased by $55.8 million, or 28.7%, to $139.0 million for the three months ended March 30, 2012, as compared to $194.9 million for the three months ended March 25, 2011. Our total revenues decreased by $131.2 million, or 23.7%, to $422.0 million for the nine months ended March 30, 2012, as compared to $553.2 million for the nine months ended March 25, 2011. This is primarily due to the flooding events described above. We generated substantially all of our total revenues during the three and nine months ended March 30, 2012 from the optical communications, industrial lasers and sensors markets. Our revenues from products for markets other than the optical communications market have continued to increase. Our revenues from lasers, sensors and other markets as a percentage of total revenues increased from 20.5% for the three months ended March 25, 2011, to 33.1% for the three months ended March 30, 2012, and from 20.4% for the nine months ended March 25, 2011, to 29.2% for the nine months ended March 30, 2012. We expect that industrial lasers and sensors will continue to represent an increasing portion of our revenues in the future. Because our share of the available business in the industrial lasers and sensors end-markets is presently small, we hope to grow our business in those end-markets in excess of industry growth forecasts.

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

The percentage of our revenues generated from the bill-to location outside of North America has decreased from 58.1% in the nine months ended March 25, 2011 to 49.5% in the nine months ended March 30, 2012, primarily as a result of decreasing sales in Asia-Pacific and Europe. We expect that an increasing portion of our revenues will come from the bill-to location outside of North America in the future.

The following table presents total revenues, by percentage, by geographic regions:

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
North America	52.3%	40.3%	50.5%	41.9%
Asia-Pacific	31.2	38.3	31.9	38.8
Europe	16.5	21.4	17.6	19.3

	100.0%	100.0%	100.0%	100.0%

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

A second significant element of cost of revenues is employee costs, including: indirect employee costs related to design, configuration and optimization of manufacturing processes for our customers, quality testing, materials testing and other engineering services; and direct costs related to our manufacturing employees. Direct employee costs include employee salaries, insurance and benefits, merit-based bonuses, recruitment, training and retention. Historically, our employee costs have increased primarily due to increases in the number of employees necessary to support our growth and, to a lesser extent, costs to recruit, train and retain employees. Salary levels in Thailand and the PRC, the fluctuation of the Thai baht and RMB against our functional currency, the U.S. dollar, and our ability to retain our employees significantly impact our cost of revenues. We expect our employee costs to increase as wages continue to increase in Thailand and the PRC. For example, effective April 1, 2012, the Thai government increased minimum daily wages from 215 Thai baht to 300 Thai baht. Wage increases may impact our ability to sustain our competitive advantage and may reduce our profit margin. We seek to mitigate these cost increases through improvements in employee productivity, employee retention and asset utilization.

Our infrastructure costs are comprised of depreciation, utilities, and facilities management and overhead costs. Most of our facility leases are long-term agreements. Our depreciation costs are comprised of buildings and fixed assets, primarily at our Pinehurst Campus in Thailand, and capital equipment located at each of our manufacturing locations.

In fiscal 2011, the compensation committee of our board of directors approved an executive incentive plan with quantitative objectives, based on achieving certain revenue and earnings per share milestones for the fiscal year, and qualitative objectives. Bonuses under the executive incentive plan were paid after the end of fiscal 2011. Charges included in cost of revenues for merit-based bonus distributions to employees under these plans were $0.5 million and $0.7 million during the three months ended March 30, 2012 and March 25, 2011, respectively, and $1.6 million and $1.5 million during the nine months ended March 30, 2012 and March 25, 2011, respectively.

Share-based compensation expense included in cost of revenues was $0.4 million and $0.4 million for the three months ended March 30, 2012 and March 25, 2011, respectively, and $1.3 million and $0.9 million for the nine months ended March 30, 2012 and March 25, 2011, respectively.

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

Charges included in SG&A expenses for merit-based bonus compensation distributed to employees and senior staff were $0.3 million and $0.7 million during the three months ended March 30, 2012 and March 25, 2011, respectively, and $0.5 million and $1.7 million during the nine months ended March 30, 2012 and March 25, 2011, respectively. The decrease in merit-based bonus compensation during the three and nine months ended March 30, 2012, as compared to the three and nine months ended March 25, 2011, was due to the reversal of accrued executive bonuses of $0.6 million in our second fiscal quarter and no accrued executive bonuses for the three months ended March 30, 2012.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of March 30, 2012, we had drawn down the entire $30.0 million available under the credit facility. Borrowings and interest under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. Under the terms of the cross currency swap arrangement, amounts drawn in Thai baht have been converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum.

In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative financial instruments. We may enter into short-term forward foreign currency contracts to help manage currency exposures associated with certain assets and liabilities, primarily short-term obligations. The forward exchange contracts have generally ranged from one to six months in original maturity, and no forward exchange contract has had an original maturity greater than one year. All foreign currency exchange contracts are recognized on the balance sheet at fair value. As we do not apply hedge accounting to these instruments, the derivatives are recorded at fair value through earnings. The gains and losses on our forward contracts generally offset losses and gains on the assets, liabilities and transactions economically hedged and, accordingly, generally do not subject us to the risk of significant accounting losses.

As of March 30, 2012 and June 24, 2011, we had outstanding foreign currency assets and liabilities in Thai baht and RMB as follows:

	March 30, 2012			June 24, 2011
	Currency	$	%	Currency	$	%
	(in thousands, except percentages)
Assets
Thai baht	866,553	28,098	67.5	425,872	13,904	50.9
RMB	85,098	13,520	32.5	85,478	13,411	49.1

		41,618	100.0		27,315	100.0

Liabilities
Thai baht	887,179	28,767	88.3	669,367	21,853	79.6
RMB	23,893	3,796	11.7	36,303	5,607	20.4

		32,563	100.0		27,460	100.0

The Thai baht assets represent cash and cash equivalents, accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of March 30, 2012, there was $30 million in selling forward contracts outstanding on the Thai baht payables. As of June 24, 2011, there was $30 million in selling forward contracts outstanding on the Thai baht payables and an undrawn committed loan in Thai baht equivalent to $28 million.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of March 30, 2012 and June 24, 2011, there was none and $4.0 million, respectively, in selling RMB to U.S. dollar forward contracts.

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

Income Tax

Our effective tax rate is a function of the mix of tax rates in the various jurisdictions in which we do business. We are domiciled in the Cayman Islands. Under the current laws of the Cayman Islands, we are not subject to tax in the Cayman Islands on income or capital gains. We have received this undertaking for a 20-year period ending August 24, 2019, and after the expiration date, we may request a renewal with the office of the Clerk of the Cabinet for another twenty years.

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. While we did not receive any income tax incentive for our operations in Thailand during fiscal 2010, we began receiving a new tax exemption in July 2010 for a five-year period for income generated from new products manufactured at our Pinehurst Building 5. In addition, on December 21, 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result of the announcement, corporate income tax rates for our Thai subsidiary will be reduced from 30% in fiscal 2012 to 23%, 20% and 20% in fiscal 2013, 2014 and 2015, respectively.

On March 16, 2012, our subsidiary in China received a certificate with an approval date of October 21, 2011, granting the subsidiary a tax privilege to reduce its corporate income tax rate from 25% to 15%. This privilege is retroactive to January 1, 2011 and valid for three years from January 1, 2011 to December 31, 2013, subject to renewal at the end of each three year period.

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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 24, 2011. There were no material changes to our critical accounting policies during the three and nine months ended March 30, 2012.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance. Where necessary, comparative figures have been adjusted to conform with changes in presentation in the current year.

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
	(in thousands)
Revenues	$139,019	$194,851	$421,975	$553,222
Cost of revenues	(124,138)	(169,528)	(375,281)	(482,460)

Gross profit	14,881	25,323	46,694	70,762
Selling, general and administrative expenses	(6,586)	(7,516)	(18,543)	(18,294)
Other expenses in relation to flood	(55,623)	—	(95,888)	—

Operating (loss) income	(47,328)	17,807	(67,737)	52,468
Interest income	209	143	628	355
Interest expense	(64)	(81)	(206)	(282)
Foreign exchange gain (loss), net	714	342	1,314	(706)
Other income	57	65	213	80

(Loss) income before income taxes	(46,412)	18,276	(65,788)	51,915
Income tax benefit (expense)	87	(1,613)	1,864	(4,241)

Net (loss) income	$(46,325)	$16,663	$(63,924)	$47,674

The following table sets forth a summary of our unaudited condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(89.3)	(87.0)	(88.9)	(87.2)

Gross profit	10.7	13.0	11.1	12.8
Selling, general and administrative expenses	(4.7)	(3.9)	(4.4)	(3.3)
Other expenses in relation to flood	(40.0)	—	(22.7)	—

Operating (loss) income	(34.0)	9.1	(16.0)	9.5
Interest income (loss)	0.1	0.1	0.1	0.1
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Foreign exchange gain (loss), net	0.5	0.2	0.3	(0.1)
Other income	0.1	0.1	0.1	0.1

(Loss) income before income taxes	(33.4)	9.4	(15.6)	9.5
Income tax benefit (expense)	0.1	(0.8)	0.4	(0.8)

Net (loss) income	(33.3)%	8.6%	(15.2)%	8.7%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 30, 2012	March 25, 2011	March 30, 2012	March 25, 2011
	(in thousands)
Optical communications	$93,034	$154,844	$298,877	$440,369
Lasers, sensors and other	45,985	40,007	123,098	112,853

Total	$139,019	$194,851	$421,975	$553,222

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three and Nine Months Ended March 30, 2012 to Three and Nine Months Ended March 25, 2011

Total revenues

Our total revenues decreased by $55.9 million, or 28.7%, to $139.0 million for the three months ended March 30, 2012, as compared to $194.9 million for the three months ended March 25, 2011. This decrease was primarily due to (1) the effects of severe flooding in Thailand during October and November 2011, including cessation of production at our Chokchai facilities and the temporary suspension of production at our Pinehurst facilities, and (2) reduced customer demand for our optical communications manufacturing services during the quarter ended December 30, 2011. Revenues from optical communications products represented 66.9% of our total revenues for the three months ended March 30, 2012, as compared to 79.5% for the three months ended March 25, 2011.

Our total revenues decreased by $131.2 million, or 23.7%, to $422.0 million for the nine months ended March 30, 2012, as compared to $553.2 million for the nine months ended March 25, 2011. This decrease was primarily due to (1) the effects of severe flooding in Thailand during October and November 2011, including cessation of production at our Chokchai facilities and the temporary suspension of production at our Pinehurst facilities and (2) reduced customer demand for our optical communications manufacturing services during the previous quarter ended December 30, 2011, partially offset by a $10.2 million increase in our revenues from non-optical communications products, primarily reflecting the growth of our programs for industrial lasers and sensors customers. Revenues from optical communications products represented 70.8% of our total revenues for the nine months ended March 30, 2012, as compared to 79.6% for the nine months ended March 25, 2011.

Cost of revenues

Our cost of revenues decreased by $45.4 million, or 26.8%, to $124.1 million, or 89.3% of total revenues, for the three months ended March 30, 2012, as compared to $169.5 million, or 87.0% of total revenues, for the three months ended March 25, 2011. The decrease in absolute dollars was primarily in connection with a decrease in revenues due to (1) the effects of severe flooding in Thailand during October and November 2011 and (2) reduced customer demand for our optical communications manufacturing services. Cost of revenues also included share-based compensation expense of $0.4 million for the three months ended March 30, 2012, as compared to $0.4 million for the three months ended March 25, 2011.

Our cost of revenues decreased by $107.2 million, or 22.2%, to $375.3 million, or 88.9% of total revenues, for the nine months ended March 30, 2012, as compared to $482.5 million, or 87.2% of total revenues, for the nine months ended March 25, 2011. The decrease in absolute dollars was primarily in connection with a decrease in revenues due to (1) the effects of severe flooding in Thailand during October and November 2011 and (2) reduced customer demand for our optical communications manufacturing services. Cost of revenues also included share-based compensation expense of $1.3 million for the nine months ended March 30, 2012, as compared to $0.9 million for the nine months ended March 25, 2011.

Gross profit

Our gross profit decreased by $10.4 million, or 41.2%, to $14.9 million, or 10.7% of total revenues, for the three months ended March 30, 2012, as compared to $25.3 million, or 13.0% of total revenues, for the three months ended March 25, 2011.

Our gross profit decreased by $24.1 million, or 34.0%, to $46.7 million, or 11.1% of total revenues, for the nine months ended March 30, 2012, as compared to $70.8 million, or 12.8% of total revenues, for the nine months ended March 25, 2011.

SG&A expenses

Our SG&A expenses decreased by $0.9 million, or 12.4%, to $6.6 million, or 4.7% of total revenues, for the three months ended March 30, 2012, as compared to $7.5 million, or 3.9% of total revenues, for the three months ended March 25, 2011. Our SG&A expenses decreased in absolute dollars during the three months ended March 30, 2012, as compared to the three months ended March 25, 2011, due primarily to no accrued executive bonus for the three month ended March 30, 2012, as compared to our recognition of $0.7 million in accrued executive bonuses for the three months ended March 25, 2011. In addition, during the three months ended March 25, 2011, we recognized $0.6 million in expenses in connection with our secondary public offering in March 2011, and $0.4 million of severance and other expenses in connection with the separation of an executive from the Company in February 2011. We also recorded share-based compensation charges of $1.0 million for the three months ended March 30, 2012, as compared to $0.8 million for the three months ended March 25, 2011.

Our SG&A expenses increased by $0.2 million, or 1.4%, to $18.5 million, or 4.4% of total revenues, for the nine months ended March 30, 2012, as compared to $18.3 million, or 3.3% of total revenues, for the nine months ended March 25, 2011. Our SG&A expenses increased in absolute dollars during the nine months ended March 30, 2012, as compared to the nine months ended March 25, 2011, due primarily to an increase in business development and research and development spending during the first fiscal quarter and legal expenses of $0.1 million relating to the filing of a registration statement on Form S-3 during the second fiscal quarter, partially offset by (1) the reversal of accrued executive bonuses recorded during the three months ended September 30, 2011, and (2) the allocation of a portion of payroll expense that we typically record in SG&A expenses to “Other expenses in relation to flood” because of changes in roles and responsibilities of certain employees who were temporarily assigned to work on flood abatement and recovery efforts. We also recorded share-based compensation charges of $2.6 million for the nine months ended March 30, 2012, as compared to $1.7 million for the nine months ended March 25, 2011.

Other expenses in relation to flood

Other expenses in relation to flood for the three months ended March 30, 2012 of $55.6 million has been recognized to reflect the impact of the flooding in Thailand during October and November 2011. It mainly consisted of losses of $48.5 million related to damage to customer-owned equipment and machinery, $2.1 million related to damage to our inventory and customer-owned inventory, and other flood-related expenses of $5.0 million.

Other expenses in relation to flood for the nine months ended March 30, 2012 of $95.9 million has been recognized to reflect the impact of the flooding in Thailand during October and November 2011. It mainly consisted of losses of $48.5 million related to damage to customer-owned equipment and machinery, $28.4 million related to damage to our inventory and customer-owned inventory, losses of $4.6 million related to damage to our machinery and equipment, losses of $2.4 million related to damage to our Chokchai facility, and other flood-related expenses of $12.0 million.

Operating income(loss)

Our operating income decreased by $65.1 million to an operating loss of $(47.3) million, or (34.0)% of total revenues, for the three months ended March 30, 2012, as compared to operating income of $17.8 million, or 9.1% of total revenues, for the three months ended March 25, 2011.

Our operating income decreased by $120.2 million to an operating loss of $(67.7) million, or (16.0)% of total revenues, for the nine months ended March 30, 2012, as compared to operating income of $52.5 million, or 9.5% of total revenues, for the nine months ended March 25, 2011.

Interest income

Our interest income increased by $0.1 million to $0.2 million for the three months ended March 30, 2012, as compared to $0.1 million for the three months ended March 25, 2011. Our interest income increased by $0.2 million to $0.6 million for the nine months ended March 30, 2012, as compared to $0.4 million for the nine months ended March 25, 2011. The increases were due to increases in cash and cash equivalent balances and increases in interest rates.

Interest expense

Our interest expense decreased by $17,000 to $64,000 for the three months ended March 30, 2012, as compared to $81,000 for the three months ended March 25, 2011. Our interest expense decreased by $76,000 to $206,000 for the nine months ended March 30, 2012, as compared to $282,000 for the nine months ended March 25, 2011. The decreases were due to a decrease in our long-term loan balances for Building 5 due to scheduled repayments.

Income (loss) before income taxes

We recorded loss before income taxes of $(46.4) million and $(65.8) million for the three and nine months ended March 30, 2012, respectively, as compared to income before income taxes of $18.3 million and $51.9 million for the three and nine months ended March 25, 2011, respectively.

Income tax benefit (expense)

Our provision for income tax reflects an effective tax rate of (0.2)% (tax benefit) for the three months ended March 30, 2012, as compared to an effective tax rate of 8.8% for the three months ended March 25, 2011. The decrease in effective tax rate during the three months ended March 30, 2012, as compared to the three months ended March 25, 2011, was due to the effects of the reassessment of our projected full year effective tax rate to take into account the impact on our operations of the flooding in Thailand that occurred in October and November 2011, resulting in the recording of additional deferred tax assets of $0.8 million for the three months ended March 30, 2012 and the impact of an income tax rate change for our subsidiary in China, resulting in a reduction in income tax expense of $0.3 million for the three months ended March 30, 2012.

Our provision for income tax reflects an effective tax rate of (2.8)% (tax benefit) for the nine months ended March 30, 2012, as compared to an effective tax rate of 8.2% for the nine months ended March 25, 2011. The decrease in effective tax rate during the nine months ended March 30, 2012, as compared to the nine months ended March 25, 2011, was due to the effects of the reassessment of our projected full year effective tax rate to take into account the impact on our operations of the flooding in Thailand that occurred in October and November 2011, resulting in the recording of additional deferred tax assets of $3.2 million for the nine months ended March 30, 2012 and the impact of an income tax rate change for our subsidiary in China, resulting in a reduction in income tax expense of $0.3 million for the three months ended March 30, 2012.

Net income (loss)

We recorded a net loss of $(46.3) million, or (33.3)% of total revenues, for the three months ended March 30, 2012, as compared to net income of $16.7 million, or 8.6% of total revenues, for the three months ended March 25, 2011, a decrease of $63.0 million, or 378.0%.

We recorded a net loss of $(63.9) million, or (15.2)% of total revenues, for the nine months ended March 30, 2012, as compared to net income of $47.7 million, or 8.6% of total revenues, for the nine months ended March 25, 2011, a decrease of $111.6 million, or 234.1%.

Liquidity and Capital Resources

Cash Flows and Working Capital

To date, we have primarily financed our operations through cash flow from operations, drawdowns under our commercial loans, and the sale of ordinary shares to investors in March 2000 and in our initial public offering in June 2010. As of March 30, 2012, we had approximately $125.4 million in cash and cash equivalents and approximately $41.0 million of outstanding debt. As of March 25, 2011, we had approximately $116.4 million in cash and cash equivalents and approximately $16.0 million of outstanding debt.

Our cash and cash equivalents primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less which are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents was 0.9% and 0.7% for the three months ended March 30, 2012 and March 25, 2011, respectively, and 0.7% and 0.6% for the nine months ended March 30, 2012 and March 25, 2011, respectively.

We expect that our cash position will continue to be materially impacted by expenditures related to recovery from the flooding of our facilities in Thailand and lost revenue. We have and expect to continue to incur certain charges and expenses related to the flooding, and some of these will be cash charges and expenses, such as those described in Note 15 to the Notes to the Unaudited Condensed Consolidated Financial Statements. We also have to pay significantly more for our current property and casualty insurance for our operations in Thailand (See Note 15 to the Notes to the Unaudited Condensed Consolidated Financial Statements). With respect to insurance claims for losses from the Thai flooding, as of April 19, 2012, we have submitted claims for business interruption, equipment and inventory losses and expect to submit our building and property claim during the fourth quarter of fiscal 2012 and additional business interruption insurance claims for the fourth quarter of fiscal 2012 and first quarter of fiscal 2013 after completion of those quarters. Based on information that we have at this time, we believe that we will ultimately recover a majority of our losses. However, the aggregate amount that we will ultimately recover for our losses may be materially reduced due to a number of exclusions and limitations in our policies (such as coinsurance, facilities location sub-limits, and other policy limitations and covenants). We believe, however, that although the difference between our aggregate claims and our insurance recoveries may ultimately be material, this will not materially and adversely affect our financial condition or results of operation.

In addition, we cannot yet anticipate when we will begin to receive any recoveries from our insurance carriers for these claims. At the same time, the flooding may impact some of our customers’ ability to pay us amounts that they owe us, which could materially impact the timing of the realization of our receivables. Therefore, because of the uncertainty of the timing of these recoveries, the potential impact to our receivables and the fact that we could be required to use significant amounts of our cash to pay for flood-related expenses and losses before we receive any proceeds from our insurers, our liquidity and capital resources could be materially and adversely impacted by such cash outlays until we are able to collect on these recoveries from our insurers. Notwithstanding the foregoing, we believe our current cash, cash equivalents and cash generated from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.

In June 2010, we entered into an agreement to purchase land in Thailand for the construction of Pinehurst Building 6. The land purchase was completed in August 2010 and construction was completed during the fourth quarter of fiscal 2012. As of March 30, 2012, approximately 180,000 square feet of clean room assembly area, divided into 23 manufacturing bays, are available for customer production at Building 6. We believe that our manufacturing capacity at Pinehurst is more than sufficient to meet anticipated production requirements for the remainder of fiscal 2012. We maintain a long-term credit facility associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 60 months. In the three and nine months ended March 30, 2012, we drew down an aggregate of $12.0 million and $28.0 million, respectively. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations.

The following table shows our net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities for the periods indicated:

	Nine Months Ended
(in thousands of U.S. dollars)	March 30, 2012	March 25, 2011
	(unaudited)
Net cash provided by operating activities	$138	$24,602
Net cash used in investing activities	(28,112)	(17,136)
Net cash provided by financing activities	25,603	23,263
Net (decrease) increase in cash and cash equivalents	(2,371)	30,729
Cash and cash equivalents, beginning of period	127,282	84,942
Cash and cash equivalents, end of period	125,410	116,419

Operating activities

Net cash provided by operating activities decreased by $24.5 million, or 99.4%, to $0.1 million for the nine months ended March 30, 2012, as compared to $24.6 million for the nine months ended March 25, 2011. The decrease in net cash from operations for the nine months ended March 30, 2012, as compared to the nine months ended March 25, 2011, was primarily due to a decrease in net income and an increase in payments of account payables.

Investing activities

Net cash used in investing activities increased by $11.0 million, or 64.1%, to $28.1 million for the nine months ended March 30, 2012, as compared to $17.1 million for the nine months ended March 25, 2011. The increase in net cash used in investing activities was primarily due to additional progress payments for construction of Pinehurst Building 6 and new equipment purchases to replace flood-damaged equipment.

Financing activities

Net cash provided by financing activities increased by $2.3 million, or 10.1%, to $25.6 million for the nine months ended March 30, 2012, as compared to net cash provided by financing activities of $23.3 million for the nine months ended March 25, 2011. This increase in net cash provided by financing activities was primarily due to proceeds of $28.0 million under our loan facilities during the nine months ended March 30, 2012, compared to the proceeds from our initial public offering of $26.3 million during the nine months ended March 25, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents totaling $125.4 million and $127.3 million as of March 30, 2012 and June 24, 2011, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three and nine months ended March 30, 2012 and the fiscal year ended June 24, 2011, our interest income would have decreased by approximately $27,000, $81,000 and $88,000, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate, or SIBOR, and the London Inter-Bank Offered Rate, or LIBOR, plus an additional margin, depending on the lending institution. If the SIBOR and the LIBOR had increased by 100 basis points during the three and nine months ended March 30, 2012 and the fiscal year ended June 24, 2011, our interest expense would have increased by approximately $0.1 million, $0.3 million and $0.2 million, respectively, assuming consistent borrowing levels.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of March 30, 2012, we had drawn down the entire $30.0 million available under the credit facility. Borrowings and interest under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. Under the terms of the cross currency interest rate swap arrangement, all amounts drawn in Thai baht have been converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum.

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to six months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign currency gains of $0.7 million and $1.3 million during the three and nine months ended March 30, 2012, and foreign currency gains of $0.3 million and foreign currency losses of $0.7 million during the three and nine months ended March 25, 2011. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB as of March 30, 2012 and June 24, 2011 would have resulted in an increase in our net dollar position of approximately $1.0 million and a decrease in our net dollar position of approximately $0.02 million, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of March 30, 2012, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with a small number of banks and other financial institutions having credit ratings of A minus or above as determined by Fitch Ratings. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The consequence of the October and November flooding in Thailand and cessation of production in our Chokchai manufacturing facilities have and will continue to adversely affect our business, results of operations and financial condition in the near-term and potentially beyond. Material risks and uncertainties include, but are not limited to, the following:

Insurance. Prior to January 1, 2012, we maintained insurance coverage that provided for reimbursement of losses resulting from flood damage. Under the terms of our policies that were effective during the flooding, our property and casualty insurance covered loss or damage to our property and third-party property over which we have custody and control (the latter of which we refer to as consigned property), as well as losses associated with business interruption and building damage. We completed our initial assessment of losses with respect to business interruption, customer-owned inventory and consigned equipment from our customers, and our own inventory, equipment and facilities. We have recorded losses in our condensed consolidated statements of operations. With respect to these losses, as of April 19, 2012, we have submitted insurance claims for business interruption, equipment and inventory losses and expect to submit our building and property claim during the fourth quarter of fiscal 2012 and additional business interruption insurance claims for the fourth quarter of fiscal 2012 and first quarter of fiscal 2013 after completion of those quarters. A number of exclusions and limitations in our policies (such as coinsurance, facilities location sub-limits and other policy limitations and covenants) may materially reduce the aggregate amount that we will ultimately collect for our losses. Even if we do ultimately recover material amounts from our insurers, there may be a substantial delay between when we pay for flood-related expenses and when we receive proceeds from our insurers as reimbursement for these expenses, which could adversely affect our cash flows and liquidity. We expect that the insurance claims process will also require a significant amount of time from management. Further, as a result of the flooding in Thailand, our property and casualty insurance premiums have risen dramatically in connection with our 2012 annual renewals.

Customers. Given the flooding in Thailand, some customers may choose not to reengage with us simply because of the fear of future flooding in Thailand. Other customers may be so reliant on us for their manufacturing capabilities that the suspension of our operations may have materially and adversely affected their own businesses, which could potentially lead to customer bankruptcies or liquidations. Customer bankruptcies or liquidations would mean less revenue for us and could also require us to write off any accounts receivable and inventory associated with those customers. We may also have disputes with our customers regarding who bears the responsibility for losses of consigned equipment, inventory, business and profits as a result of the flooding or about the scope of our current or future insurance coverage or the value of the assets that have been damaged. Other customers may simply walk away from their obligations to pay us for equipment, inventory and finished goods for which we feel that they have a contractual obligation to us or may delay payment of amounts that they owe us for prior services rendered. The recent flooding may also make it more difficult for us to win business from new customers. These consequences would materially and adversely affect our business, financial condition and results of operations.

Suppliers. Our suppliers may not be able to supply us with materials in sufficient volumes and in a timely manner for us to satisfy our customers’ demands. A number of our suppliers are located in Thailand. These Thai-based suppliers may have been materially and adversely affected by the flooding and may not be able to supply us with necessary materials in the future. Some of these suppliers could be required to file for bankruptcy or otherwise liquidate as a result of the effects of the flooding on their businesses.

Recovery and Related Charges and Expenses. We expect to continue to incur certain charges and expenses related to the recovery from the flooding of our Thailand facilities and its impact on our operations, including items such as fixed asset impairments, inventory write-downs, charges related to cancellation of purchase orders for excess materials and charges for restoration and recovery work. We have incurred a significant amount of these various flood-related charges and expenses during the three and nine months ended March 30, 2012, as further described in Note 15 to the Notes to the Unaudited Condensed Consolidated Financial Statements. However, we expect that we will also incur expenses and charges in future periods, and the ultimate timing of the incurrence of these future charges and expenses is uncertain.

Our sales depend on and may continue to depend on a few customers, many of which have substantial purchasing power and leverage in negotiating contracts with us. A reduction in orders from any of these customers, the loss of any of these customers, or a customer exerting significant pricing and margin pressures on us could harm our business, financial condition and operating results.

We have depended, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our total revenues. During the three months ended March 30, 2012 and March 25, 2011, we had three and four customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 51.2% and 59% of our total revenues, respectively, during the periods. During the nine months ended March 30, 2012 and March 25, 2011, we had three and four customers that each contributed 10% or more of our total revenues. These customers together accounted for 48% and 59% of our total revenues, respectively, during the periods. Dependence on a limited number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers could have an adverse effect on our business, operating results and share price. For example, on July 1, 2011, Oclaro, Inc. delivered a notice of termination to us under our volume supply agreement, stating that they are currently in discussions with multiple third party manufacturers, including Fabrinet, for one or more of such third party manufacturers to manufacture those products that are currently being manufactured by Fabrinet under our supply agreement. From July 8, 2011, following Oclaro’s announcement of the termination of our volume supply agreement, through July 14, 2011, our share price on the NYSE declined approximately 22%. During the three months ended December 30, 2011, we entered into a new supply agreement with Oclaro.

Further, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may have been exacerbated by the impact of the flooding in Thailand. Certain of our customers have gone out of business, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers.

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

Natural disasters, such as the October and November 2011 flooding in Thailand, where most of our manufacturing operations are located, the May 2008 earthquake in Sichuan, China, and the March 2011 tsunami in Japan, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products and for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the recent flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand. This disruption adversely affected our ability to meet our customers’ demands during the nine months ended March 30, 2012 and will continue to adversely affect our business for the three months ending June 29, 2012 and possibly beyond. In some countries in which we operate, including the PRC and Thailand, potential outbreaks of infectious diseases such as the H1N1 influenza virus, severe acute respiratory syndrome (SARS) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. In addition, increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers, and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.

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

Prior to December 31, 2011, we maintained insurance coverage providing for reimbursement from losses resulting from certain perils, including flood damage, subject to specified exclusions and limitations such as coinsurance, facilities location sub-limits and policy covenants. Our current property and casualty insurance, effective January 1, 2012, covers loss or damage to our property and third-party property over which we have custody and control, as well as losses associated with business interruption. This includes flood insurance for equipment and inventory with an aggregate limit of $120 million. Even with insurance coverage, natural disasters or other catastrophic events, including acts of war, could cause us to suffer substantial losses in our operational capacity and could also lead to a loss of opportunity and to a potential adverse impact on our relationships with our existing customers resulting from our inability to produce products for them, for which we would not be compensated by existing insurance. This in turn could have a material adverse effect on our financial condition and results of operations.

Our quarterly revenues, gross profit margins and operating results have fluctuated significantly and may continue to do so in the future, which may cause the market price of our ordinary shares to decline or be volatile.

Our quarterly revenues, gross profit margins, and operating results have fluctuated significantly and may continue to fluctuate significantly in the future. For example, between the three months ended March 26, 2010 and the three months ended March 30, 2012, our total revenues ranged from $96.6 million to $194.9 million. Our gross profit margins and operating results experienced similar fluctuations during those periods. In addition, because of the recent flooding in Thailand, we expect our revenues for the three months ending June 29, 2012 to be substantially lower than what they have been in previous periods. Therefore, we believe that quarter-to-quarter comparisons of our operating results may not be useful in predicting our future operating results. You should not rely on our results for one quarter as any indication of our future performance. Quarterly variations in our operations could result in significant volatility in the market price of our ordinary shares.

Our exposure to financially troubled customers or suppliers could harm our business, financial condition and operating results.

We provide manufacturing services to companies, and rely on suppliers, that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the overall economy that affected our access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. If our suppliers experience financial difficulty, we could have trouble sourcing materials necessary to fulfill production requirements and meet scheduled shipments. Any such financial difficulty could adversely affect our operating results and financial condition by resulting in a reduction in our revenues, a charge for inventory write-offs, a provision for doubtful accounts, and an increase in working capital requirements due to increases in days in inventory and in days in accounts receivable.

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

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared to the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. For example, from March 26, 2010 to March 30, 2012, the U.S. dollar lost approximately 4.9% of its value against the Thai baht. We cannot guarantee that the depreciation of the U.S. dollar against the Thai baht will not continue. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with durations of one to three months, leaving us exposed to longer term changes in exchange rates.

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

As of March 30, 2012, the U.S. dollar had depreciated approximately 7.7% against the RMB since March 26, 2010. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill-to location of customers outside of North America accounted for 47.7% and 59.7% of our total revenues for the three months ended March 30, 2012 and March 25, 2011, respectively, and 49.5% and 58.1% of our total revenues for the nine months ended March 30, 2012 and March 25, 2011, respectively. Without considering the flood impact, we still expect that total revenues from the bill-to location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

Political unrest and demonstrations, as well as changes in the political, social, business or economic conditions in Thailand, could harm our business, financial condition and operating results.

The majority of our assets and manufacturing operations are located in Thailand. Therefore, political, social, business and economic conditions in Thailand have a significant effect on our business. As of April 24, 2012, Thailand was assessed as a high political risk by AON Political Risk, a risk management, insurance and consulting firm. Any changes to tax regimes, laws, exchange controls or political action in Thailand may harm our business, financial condition and operating results.

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

We anticipate that we will continue to invest in our customized optics manufacturing facilities located in Fuzhou, China. Because these operations are located in the PRC, they are subject to greater political, legal and economic risks than the geographies in which the facilities of many of our competitors and customers are located. In particular, the political and economic climate in the PRC (both at national and regional levels) is fluid and unpredictable. As of April 24, 2012, the PRC was assessed as a medium political risk by AON Political Risk. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to change further. Any changes to the political, legal or economic climate in the PRC could harm our business, financial condition and operating results.

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

Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. For example, in February 2008, EMCORE Corporation, one of our customers, acquired certain product lines and other assets from another of our customers. Also, in April 2009, Bookham, Inc. and Avanex Corporation, both of which are our customers, merged to form a new company called Oclaro, Inc. In July 2009, Newport Corporation, also our customer, acquired Oclaro’s Focus photonics business, and Oclaro acquired Newport’s high-power laser diode manufacturing operations. In May 2010, TE Connectivity acquired Zarlink Semiconductor’s optical products business, and in January 2011, Molex Incorporated acquired the silicon photonics-based active optical cable assets of Luxtera, Inc. More recently, on March 26, 2012, Oclaro announced that it was acquiring Opnext, Inc., one of our customers. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers acquired the capacity to manufacture products in-house.

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

We most recently expanded our manufacturing capacity at our Thailand facilities with the completion of Pinehurst Building 6 in Thailand during the fourth quarter of fiscal year 2012. We must continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the U.S. Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE),

impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we were able to assert in our Form 10-K for the fiscal year ended June 24, 2011 that our internal control over financial reporting was effective as of June 24, 2011, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. We were formed in the Cayman Islands and we maintain manufacturing operations in Thailand, the PRC and the U.S. Any of these jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Preferential tax treatment from the Thai government is currently available to us for a period of five years from July 2010, which will be contingent on, among other things, the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations. In addition, we benefit from recent reductions in corporate tax rates in Thailand for fiscal years 2013-2015. On March 16, 2012, our subsidiary in China received a certificate with an approval date of October 21, 2011, granting the subsidiary a tax privilege to reduce its corporate income tax rate from 25% to 15%. This privilege is retroactive to January 1, 2011 and valid for three years from January 1, 2011 to December 31, 2013, subject to renewal at the end of each three year period.

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

We anticipate that our current cash and cash equivalents, together with cash provided by operating activities, funds available through our working capital and credit facilities, will be sufficient to meet our current and anticipated needs for general corporate purposes for at least the next 12 months. We operate in a market, however, that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies.

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

Risks Related to Ownership of Our Ordinary Shares

Our share price may be volatile due to fluctuations in our operating results and other factors, including the activities and operating results of our customers or competitors, any of which could cause our share price to decline.

Our revenues, expenses and results of operations have fluctuated in the past and are likely to do so in the future from quarter to quarter and year to year due to the risk factors described in this section and elsewhere in this Quarterly Report on Form 10-Q. In addition to market and industry factors, the price and trading volume of our ordinary shares may fluctuate in response to a number of events and factors relating to us, our competitors, our customers and the markets we serve, many of which are beyond our control. Factors such as variations in our total revenues, earnings and cash flow, announcements of new investments or acquisitions, changes in our pricing practices or those of our competitors, commencement or outcome of litigation, sales of ordinary shares by us or our principal shareholders, fluctuations in market prices for our services and general market conditions could cause the market price of our ordinary shares to change substantially. Any of these factors may result in large and sudden changes in the volume and price at which our ordinary shares trade. For example, on March 8, 2011, the closing price of our ordinary shares on the NYSE was $27.10 per share. Following the earnings announcement of one of our customers, the closing price of our ordinary shares fell to $20.49 per share on March 9, 2011. In addition, from July 8, 2011, following the announcement by Oclaro, Inc. of their delivery of a notice of termination of our volume supply agreement, through July 14, 2011, our share price on the NYSE declined approximately 22%. During October 2011, when the some of the worst flooding in Thailand occurred, our share price fell from $20.03 per share on October 10, 2011 to $11.95 per share on October 26, 2011, a 40% decrease. Among other things, volatility and weakness in our share price could mean that investors may not be able to sell their shares at or above the prices they paid. Volatility and weakness could also impair our ability in the future to offer our ordinary shares or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

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

Based upon the value of our assets, which is determined in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the taxable year 2012 or for the foreseeable future. However, despite our expectations, we cannot assure you that we will not be a PFIC for the taxable year 2012 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we are a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations and to burdensome reporting requirements.

We are controlled by a small group of existing shareholders, whose interests may differ from the interests of our other shareholders.

As of March 30, 2012, our existing shareholders Asia Pacific Growth Fund III, L.P., an affiliate of H&Q Asia Pacific, and Mr. Mitchell, our chief executive officer and chairman of the board of directors, beneficially owned approximately 26.2% and 8.4%, respectively, of our outstanding ordinary shares. In addition, Mr. Mitchell serves on our board of directors and, until recently, a representative of H&Q Asia Pacific served on our board of directors. Accordingly, they have had, and will continue to have, significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have the power to prevent or cause a change in control. The interests of these shareholders may differ from the interests of our other shareholders.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2012.

FABRINET

By:	/s/ TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.1	Employment Offer Letter between Registrant and John Marchetti, dated December 30, 2011

10.2	Employment Offer Letter between Registrant and Toh-Seng Ng, dated February 3, 2012

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.