Form 10-K
period 2012-06-29
Fabrinet
filed 2012-08-28
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-34775

FABRINET

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Walker House 87 Mary Street George Town Grand Cayman Cayman Islands	KY1-9005
(Address of principal executive offices)	(Zip Code)

+66 2-524-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of exchange on which registered)
Ordinary Shares, $0.01 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of approximately $303,028,000, based on the closing price for the registrant’s ordinary shares as reported on the New York Stock Exchange on such date.

As of August 3, 2012, the registrant had 34,480,379 ordinary shares, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FABRINET

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 29, 2012

PART I

ITEM 1.	BUSINESS.

Overview

We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (OEMs) of complex products such as optical communication components, modules and sub-systems, industrial lasers and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, advanced packaging, final assembly and test. Although, we focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix”, we also have the capability to accommodate high-volume production. Based on our experience with, and feedback from, customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers and sensors markets.

Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities, such as optical communications, industrial lasers and sensors. Our customers in these industries support a growing number of end-markets, including semiconductor processing, biotechnology, metrology, material processing, automotive, and medical devices. Our revenues from lasers, sensors and other markets as a percentage of total revenues have increased from 20.9% for the year ended June 24, 2011 (“fiscal 2011”) to 29.3% for the year ended June 29, 2012 (“fiscal 2012”), while our revenues from optical communications products as a percentage of total revenues have decreased from 79.1% for fiscal 2011 to 70.7% for fiscal 2012.

In many cases, we are the sole outsourced manufacturing partner used by our customers for the products that we produce for them. The products that we manufacture for our OEM customers include:

•	optical communications devices, such as:

•

selective switching products, such as reconfigurable optical add-drop modules (ROADMs), optical amplifiers, modulators and other optical components and modules that collectively enable network managers to route signals through fiber traffic at various wavelengths and over various distances;

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

•	sensors, including differential pressure, micro-gyro, fuel and other sensors that are used in automobiles, and non-contact temperature measurement sensors for the medical industry.

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

We believe we offer differentiated manufacturing services through our optical and electro-mechanical process technologies and our strategic alignment with our customers. Our dedicated process and design engineers, who have a deep knowledge in materials sciences and physics, are able to tailor our service offerings to accommodate our customers’ complex engineering assignments. Our range of capabilities, from the design of customized optics and glass through process engineering and testing of finished assemblies, provides us with a knowledge base that we believe often leads to improvements in our customers’ product development cycles, manufacturing cycle times, quality and reliability, manufacturing yields and end product costs. We offer an efficient, technologically advanced and flexible manufacturing infrastructure designed to enable the scale production of low-volume, high-mix products, as well as high-volume products. We have a dedicated engineering team to support the advanced optical packaging needs of our customers’ cutting edge products, which allows them to accelerate development and time-to-market for such products. We often provide a “factory-within-a-factory” manufacturing environment to protect our customers’ intellectual property by segregating certain key employees and manufacturing space from the resources we use for other customers. We also provide our customers with a customized software platform to monitor all aspects of the manufacturing process, enabling our customers to remotely access our databases to monitor yields, inventory positions, work-in-progress status and vendor quality data. We believe there is no other manufacturing services provider with a similar breadth and depth of optical and electro-mechanical engineering and process technology capabilities that does not directly compete with its customers in their end-markets. As a result, we believe we are more closely aligned and better able to develop long-term relationships with our customers than our competitors.

As of June 29, 2012, our facilities comprised approximately 1,201,000 total square feet, including approximately 132,000 square feet of office space and approximately 1,069,000 square feet devoted to manufacturing and related activities, of which approximately 470,000 square feet were clean room facilities. Of the aggregate square footage of our facilities, approximately 924,000 square feet are located in Thailand and the balance is located in the People’s Republic of China (PRC or China) and the United States.

Thailand Flooding

We suspended production at all of our manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 because of severe flooding in Thailand. We never resumed and have ceased production permanently at our Chokchai facilities. Company personnel, insurance adjusters, professional asset valuation advisors, equipment restoration contractors and forensic accounting experts have assessed, and continue to assess, the damage to property, inventory and equipment, including consigned assets held by us on behalf of our customers, as well as the impact of business interruption to us. The following is a summary of all known costs incurred as a result of this event recognized in our consolidated statements of operations for the year ended June 29, 2012:

Year Ended
(in thousands)	June 29, 2012
Loss from written-off owned inventories	$16,612
Loss from written-off leased building improvement	1,431
Loss from written-off owned machinery and equipment	1,098
Loss from written-off investments in lease and prepayment	3,532
Loss from consigned inventories	11,748
Loss from consigned machinery and equipment	48,450
Estimated restoration cost of leased building	1,000
Payroll and other expenses	7,712
Flood protection, salvage and increased expenses	5,703

Total	$97,286

We have submitted claims to our insurers for business interruption losses attributable to the effects of flooding during the second and third quarters of fiscal 2012, as well as claims for owned and consigned inventory losses, owned and consigned equipment losses, and damage to our buildings at Pinehurst, which we own, and Chokchai, which we leased. In the first quarter of fiscal 2013, we plan to submit a claim for business interruption losses incurred during the three months ended June 29, 2012. We expect to incur additional business interruption losses during the first quarter of fiscal 2013, and therefore expect to submit an additional claim for such losses in the second quarter of fiscal 2013.

A number of exclusions and limitations in our policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount that we will ultimately recover for our losses from our insurers. In addition, our insurers could reject the valuation methodologies we have used to estimate our losses and apply different valuation methodologies, which could also reduce our aggregate recovery amount. However, based on the information that we have at this time, we believe that we will ultimately recover a majority of our losses. We further believe that, although the difference between our aggregate claims and our insurance recoveries may ultimately be material, this will not have a material and adverse effect on our financial condition or results of operation. We continue to have discussions with our customers regarding their assessments of the damage to, and valuation of, the consigned inventory and assets that were under our care, custody and control at our Chokchai facility. In some cases, there may be material differences between our assessments and our customers’ assessments. There may also be differences of opinions regarding who bears responsibility for certain losses as a result of the flooding. We continue to review these differences with our customers and, depending on the outcome of these discussions, we may incur additional costs and expenses in connection with our customers’ recovery efforts. We will recognize insurance recoveries if and when they become realizable and probable.

Industry Background

Optical Communications

Since 2001, most optical communications OEMs have reduced manufacturing capacity and transitioned to a low-cost and more efficient manufacturing base. By outsourcing production to third parties, OEMs are better able to concentrate their efforts and resources on what they believe are their core strengths, such as research and development, and sales and marketing. Additionally, outsourcing production often allows OEMs to reduce product costs, improve quality, access advanced process design and manufacturing technologies and achieve accelerated time-to-market and time-to-volume production. The principal barrier to the trend towards outsourcing in the optics industry has been the shortage of third-party manufacturing partners with the necessary optical process capabilities and robust intellectual property protection.

Demand for optical communications components and modules is influenced by the level and rate of development of optical communications infrastructure and carrier and enterprise network expansion. Carrier demand for optical communications network equipment has increased as a direct result of higher network utilization and increased demand for bandwidth capacity. The increase in network traffic volumes have been driven by increasing demand for voice, data and video services delivered over wired and wireless Internet protocol, or IP, networks.

Industrial Lasers and Sensors

The optical and electro-mechanical process technologies used in the optical communications market also have applications in other similarly complex end-markets that require advanced precision manufacturing capabilities, such as industrial lasers and sensors. These markets are substantially larger than the optical communications components and modules market. Growth in the industrial lasers and sensors markets is expected to be driven by demand for:

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

Our Competitive Strengths

We believe we have succeeded in providing differentiated services to the optical communications, industrial lasers and sensors industries due to our long-term focus on optical and electro-mechanical process technologies, strategic alignment with our customers and our commitment to total customer satisfaction. More specifically, our key competitive strengths include:

•

Advanced Optical and Electro-Mechanical Manufacturing Technologies: We believe that our optical and electro-mechanical process technologies and capabilities, coupled with our customized optics and glass technologies, provide us with a key competitive advantage. These technologies include:

•	advanced optical and precision packaging;

•	reliability and environmental testing;

•	optical and mechanical material and process analysis;

•	precision optical fiber and electro-mechanical assembly;

•	customized software tools for low-volume high-mix manufacturing;

•	turn-key manufacturing systems;

•	fiber metallization and lensing;

•	fiber handling and fiber alignment;

•	crystal growth and processing;

•	precision lapping and polishing;

•	precision glass drawing; and

•	optical coating.

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

•

Turn-Key Supply Chain Management: We have created a proprietary set of automated manufacturing resources planning tools designed specifically to address the unique inventory management demands of “low-volume, high-mix” manufacturing. Over the years, we have developed strong relationships with thousands of suppliers and implemented inventory management strategies with many suppliers, which enables us to obtain inventory on an as-needed basis and provide on-site stocking programs. We believe our expertise and capabilities in supply chain and materials management often allows us to further reduce costs and cycle times for our customers.

Our Growth Strategy

The key elements of our growth strategy are to:

•

Strengthen Our Presence in the Optical Communications Market: We believe we are a leader in manufacturing products in the optical communications market. The optical communications market is growing rapidly, driven by the growth in demand for network bandwidth. We believe this trend will continue to increase the demand for the products that we manufacture. We continue to invest resources in advanced process and packaging technologies to support the manufacture of the next generation of complex optical products.

•

Leverage Our Technology and Manufacturing Capabilities to Continue to Diversify Our End-Markets: We intend to use our technological strengths in precision optical and electro-mechanical manufacturing, advanced packaging and process design engineering to continue our diversification into industrial lasers, sensors and other select markets that require similar capabilities.

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

Advanced Optical Packaging

We have a dedicated team of experienced engineers supporting our advanced optical packaging development capabilities. These highly qualified engineers work closely with our customers to understand the development requirements of their new products and assist them to build prototypes, as well as devise the plans to ramp volume production of the same products. We maintain an up to date roadmap for the packaging requirements of our customers and the industry in general. Our advanced packaging team develops and maintains generic recipes that are readily available to be tailored and refined for the specific new applications of our customers, which helps to further accelerate prototype development and delivery time.

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

Customized Glass and Crystal Optics Fabrication

We design and fabricate our own customized glass and crystal optics, which are core components of the higher level assemblies that we manufacture for our customers. Our fabrication facilities are located in Fuzhou, China and Mountain Lakes, New Jersey. Our customized glass and crystal optics products include the following:

•

Fiber Optic Ferrules and Alignment Sleeves; Fiber Optic Substrates; Precision Glass Tubing, Precision Capillaries and Rods: These single bore and multi-bore products, in various shapes and dimensions, are used principally in optical communications, medical and industrial applications.

•	Laser Optics: Includes crystals (such as YVO4, Nd: YVO4, Cr: YAG, and BBO), optics, high reflectivity mirrors, lenses, prisms and windows used in laser applications.

•	Medical Optics: Includes mirrors, lenses, filters, waveplates, windows, and prisms incorporated into various medical equipment products.

•	Storage Optics: Includes mirrors, polarizing beam splitters or PBS, and waveplates incorporated into optical storage products.

•	Surveying Optics: Includes penta prisms, corner cubes, and T-Windows incorporated into precision surveying products.

•	Telecom Optics: Includes lenses (such as spherical, C-lens and cylindrical), waveplates, mirrors, prisms, filters and YVO4 crystals used for telecommunications applications.

•

Telecommunication Subassemblies: Includes fiber pigtails (both single and dual), assemblies and collimators used in many fiber optic components such as isolators, circulators, optical switches and three-port filters.

Technology

Based on our experience with customers and our qualitative assessment of our capabilities, we believe we provide a broader array of process technologies to the optics industry than any other manufacturing services provider. We also continue to invest in customized optics and glass technology including in the areas of crystal growth, crystal and glass processing, optical coating, polishing and lapping, optical assemblies and precision glass drawing. We intend to continue to increase our process engineering capabilities and manufacturing technologies to extend our product portfolio and continue to gain market share in the optics industry.

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

•

Fiber Handling and Fiber Alignment: The technique with which optical fiber is handled can have a significant impact on the functionality and reliability of optics products due to the risk of damage or flaws introduced to the fiber surface or micro-cracks to the core of the fiber, which may impact alignment or signal quality, among other things. We have implemented a number of techniques to avoid stressing or otherwise damaging fiber during stripping, cleaving and connectorization. Such techniques are also designed to achieve optimal alignment of fiber during these processes.

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

•

Precision Glass Drawing: We have developed the specialized capabilities necessary to draw precision structures within tight tolerances using borosilicate, clear fused quartz and synthetic fused silica glass. Using these processes, we produce customized rectangular and circular glass tubes and rods in various configurations and with multiple bores that are accurately drawn in precise locations within the tubing. These tubes can be sliced into thin wafers for use in various applications, such as ultra-filtration of bacteria, micro-organism counting, and identification of organisms and substances. These tubes can also be cut into larger lengths to produce ferrules and sleeves for use in fiber optic communications components.

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

Customers, Sales and Marketing

The optical communications market we serve is highly concentrated. Therefore, we expect that the majority of our total revenues will continue to come from a limited number of customers. During fiscal 2012 and fiscal 2011, we had three customers and four customers, respectively, that each contributed 10% or more of our total revenues, and such customers together accounted for 47% and 58%, respectively, of our total revenues during the periods.

The production of optics devices is characterized by a lengthy qualification process. In particular, the qualification and field testing of the products that we produce for our customers may take three to six months or longer to complete. Generally, we must qualify our production process with our customers, and the products that we manufacture must also meet the product quality requirements of our customers’ customers. While most of our customers do not purchase our services until they qualify the services and satisfactorily complete factory audits and vendor evaluations, we typically produce a test run of their products to demonstrate that the products we produce will meet their qualification standards in advance of receiving an order. As part of this process, our engineers work closely with the customer’s design and procurement teams. We believe that the rigorous product transfer and qualification processes, and the close relationships that we develop with our customers during those processes, results in greater visibility into product life cycles and longer-term customer engagements.

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

Suppliers of Raw Materials

Our manufacturing operations use a wide variety of optical, semiconductor, mechanical and electronic components, assemblies and raw materials. We generally purchase materials from our suppliers through standard purchase orders, as opposed to long-term supply agreements. We rely on sole-source suppliers for a number of critical materials. Some of these sole-source suppliers are small businesses, which presents risks to us based on their financial health and reliability, which we continually monitor. We have historically experienced supply shortages for various reasons, including reduced yields by our suppliers, which have prevented us from manufacturing products for our customers in a timely manner. While we continually undertake programs to ensure the long-term availability of raw materials, there can be no assurance that we will be successful in doing so or that we will not be subject to future supply constraints.

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

Our quality management systems help to ensure that the products we provide to our customers meet or exceed industry standards. We maintain the following certifications: ISO9001 for Manufacturing Quality Management Systems; ISO14001 for Environmental Management Systems; TL9000 for Telecommunications Industry Quality Certification; ISO/TS16949 for Automotive Industry Quality Certification; ISO13485 for Medical Devices Industry Quality Certification; AS9100 for Aerospace Industry Quality Certification; and OHSAS18001 for Occupational Health and Safety Management Systems. We also maintain compliance with various additional standards imposed by the U.S. Food and Drug Administration, or FDA, with respect to the manufacture of medical devices.

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

Our overall competitive position depends upon a number of factors, including:

•	our manufacturing technologies and capacity;

•	the quality of our manufacturing processes and products;

•	our supply chain tools and data management systems;

•	our ability to safeguard and protect our customers’ intellectual property;

•	our engineering and prototyping capabilities;

•	our ability to strengthen and broaden our engineering services and know-how to participate in the growth of emerging technologies;

•	our ability to deliver on-time;

•	cost; and

•	our responsiveness and flexibility.

Competitors in the market for optical manufacturing services include Sanmina-SCI Corporation, Hon Hai Precision Industry Co. Ltd. (Foxconn Technology Group), Celestica Inc., Venture Corporation Limited and Oplink Communications, Inc., as well as the internal manufacturing capabilities of our customers. Our customized optics and glass operations face competition from companies such as Alps Electric Co., Ltd., Browave Corporation, Fujian Castech Crystals, Inc., Research Electro-Optic, Inc. and Photop Technologies, Inc.

Intellectual Property

Our success depends, in part, on our ability to protect our customers’ intellectual property. We license various technologies from our customers on a non-exclusive, royalty-free, non-transferable basis for the sole purpose of allowing us to manufacture products for those customers in accordance with their specifications. We have no rights to disclose, use, sublicense or sell this licensed technology for any other purpose. The duration of these licenses is limited to the duration of the underlying supply or manufacturing agreement. To meet the demands of certain customers, we created a factory-within-a-factory manufacturing environment. Some customers, for example, demand anonymity at our facilities while other customers require additional security measures such as biometric devices to safeguard their segregated manufacturing areas.

We regard our own manufacturing process technologies and customized optics and glass designs as proprietary intellectual property. We own any process engineering technology independently developed in-house by our technical staff. As part of our manufacturing services, to the extent we utilize our own manufacturing process technologies in the manufacture of our customers’ products, we grant our customers a royalty-free license to these process engineering technologies for the purpose of allowing our customers to make their products. Any process engineering or other improvements that we develop in connection with the improvement or optimization of a process for the manufacturing of a customer’s products are immediately assigned to that customer. To protect our proprietary rights, we rely largely upon a combination of trade secrets, non-disclosure agreements and internal security systems. Historically, patents have not played a significant role in the protection of our proprietary rights. Nevertheless, we currently have a relatively small number of solely-owned and jointly-held PRC patents in various customized optic technologies with expiration dates between 2013 and 2029. We believe that both our evolving business practices and industry trends may result in the continued growth of our patent portfolio and its importance to us, particularly as we expand our business.

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

Social Responsibility

Our corporate social responsibility practices focus on creating better social, economic and environmental outcomes for all stakeholders in the global electronics supply chain. These outcomes include: improved conditions for workers, increased efficiency and productivity for customers and suppliers, economic development, and a clean environment for our communities. We are committed to implementing programs that focus on driving continuous improvements in social, ethical, and environmental compliance throughout all of our global operating units in accordance with our Code of Business Conduct. As a guide to achieve this end, we look at principles, policies and standards as prescribed by the Electronics Industry Citizenship Coalition (“EICC”), an association of global electronics companies whose mission is to enable companies to improve the social and environmental conditions in the global supply chain. Fabrinet is an applicant member of the EICC.

Corporate Structure

We were organized under the laws of the Cayman Islands in August 1999 and commenced our business operations in January 2000. We have seven subsidiaries. All of these subsidiaries, other than our Thai subsidiary, Fabrinet Co., Ltd., are wholly- owned. We own over 99.99% of Fabrinet Co., Ltd., and Mr. Tom Mitchell, our chief executive officer and chairman of the board of directors, and certain of his family members own the remainder. We incorporated Fabrinet Co., Ltd. and Fabrinet USA, Inc. in 1999. We incorporated FBN New Jersey Manufacturing, Inc. (or Vitrocom) and acquired Fabrinet China Holdings and CASIX, Inc. in 2005. We incorporated Fabrinet Pte. Ltd. in 2007 and Fabrinet AB in 2010.

As the parent company, we enter into contracts directly with our customers, and have entered into various inter-company agreements with some of our subsidiaries, while Casix and Vitrocom each enter into contracts or purchase orders directly with their customers. We have inter-company agreements with Fabrinet Co., Ltd., our Thai subsidiary, and Vitrocom, our New Jersey subsidiary (which is incorporated in Delaware), whereby each provides manufacturing services to us. We also have inter-company agreements with our California, Singapore and Swedish subsidiaries to provide us with certain administrative and business development services.

Employees

As of June 29, 2012, we had approximately 5,220 full-time employees located in Thailand, the PRC, North America and Europe. As of June 29, 2012, we had approximately 4,260 full-time employees located in Thailand, approximately 4,110 of whom were engaged in manufacturing operations and 150 of whom were engaged in general and administrative functions. As of June 29, 2012, we had approximately 920 full-time employees located in the PRC, approximately 860 of whom were engaged in manufacturing operations and 60 of whom were engaged in general and administrative functions. As of June 29, 2012, we had approximately 40 full-time employees located in the United States, approximately 30 of whom were engaged in manufacturing operations and 10 of whom were engaged in general and administrative functions. As of June 29, 2012, we had 2 full-time employees located in Europe, both of whom were engaged in business development activities. None of our employees are represented by a labor union. We have not experienced any work stoppages, slowdowns or strikes. We consider our relations with our employees to be good.

Available Information

Our website is located at www.fabrinet.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the “Investors” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). You may also access all of our public filings through the SEC’s website at www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

The consequences of the October and November flooding in Thailand and cessation of production in our Chokchai manufacturing facilities have adversely affected and will continue to adversely affect our business, results of operations and financial condition in the near-term and potentially beyond. Material risks and uncertainties include, but are not limited to, the following:

Insurance. Prior to January 1, 2012, we maintained insurance coverage that provided for reimbursement of losses resulting from flood damage. Under the terms of our policies that were in effect during the flooding, our property and casualty insurance covered loss or damage to our property and third-party property over which we have custody and control (the latter of which we refer to as consigned property), as well as losses associated with business interruption and building damage, subject to a number of exclusions and limitations (such as coinsurance, facilities location sub-limits and policy covenants). We have completed our initial assessment of losses with respect to business interruption through the third quarter of fiscal 2012, customer-owned inventory, consigned equipment from our customers, and our own inventory, equipment and facilities. We have recorded known losses in our consolidated statements of operations. We have submitted claims to our insurers for business interruption losses attributable to the effects of flooding during the second and third quarters of fiscal 2012, as well as claims for inventory losses, owned and consigned equipment losses, and damage to our buildings at Pinehurst, which we own, and Chokchai, which we leased. In the first quarter of fiscal 2013, we plan to submit a claim for business interruption losses for the three months ended June 29, 2012. We also expect to experience additional business interruption losses during the first quarter of fiscal 2013, and therefore expect to submit an additional claim for such losses in the second quarter of fiscal 2013. A number of exclusions and limitations in our policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount that we will ultimately collect for our losses. In addition, our insurers could reject the valuation methodologies we have used to estimate our losses and apply different valuation methodologies, which could also reduce our aggregate recovery amount. Even if we do ultimately recover material amounts from our insurers, there may be a substantial delay between when we pay for flood-related expenses and when we receive proceeds from our insurers as reimbursement for these expenses, which could adversely affect our cash flows and liquidity. The insurance claims process has required a significant amount of time from management, and we expect this to continue until the claims process has been resolved. Further, as a result of the flooding in Thailand, our property and casualty insurance premiums have risen dramatically in connection with our 2012 annual renewals.

Customers. We continue to have discussions with our customers regarding the valuation of the consigned property that was damaged as a result of the flooding and who bears the responsibility for such losses of consigned property. In some cases, there may be material differences between our assessments and our customers’ assessments on the matters of valuation and responsibility. Some customers may choose not to reengage with us simply because of the fear of future flooding in Thailand. Other customers may be so reliant on us for their manufacturing capabilities that the suspension of our operations may have materially and adversely affected their own businesses, which could potentially lead to customer bankruptcies or liquidations. Customer bankruptcies or liquidations would mean less revenue for us and could also require us to write off any accounts receivable and inventory associated with those customers. Other customers may simply walk away from their obligations to pay us for equipment, inventory and finished goods for which we feel that they have a contractual obligation to us or may delay payment of amounts that they owe us for prior services rendered. The recent flooding may also make it more difficult for us to win business from new customers. These consequences would materially and adversely affect our business, financial condition and results of operations.

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

Recovery and Related Charges and Expenses. We expect to continue to incur certain charges and expenses related to the recovery from the flooding of our Thailand facilities and its impact on our operations, including items such as fixed asset impairments, inventory write-downs, charges related to cancellation of purchase orders for excess materials and charges for restoration and recovery work. We have incurred a significant amount of these various flood-related charges and expenses during the fiscal year ended June 29, 2012, as further described in Note 22 to the Notes to Consolidated Financial Statements. However, we expect that we will also incur expenses and charges in future periods, and the ultimate timing of the incurrence of these future charges and expenses is uncertain.

Our sales depend on and may continue to depend on a few customers that have substantial purchasing power and leverage in negotiating contracts with us. A reduction in orders from any of these customers, the loss of any of these customers, or a customer exerting significant pricing and margin pressures on us could harm our business, financial condition and operating results.

We have depended, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our total revenues. During fiscal 2012 and fiscal 2011, we had three customers and four customers, respectively, that each contributed 10% or more of our total revenues. These customers together accounted for 47% and 58% of our total revenues, respectively, during the periods. Dependence on a limited number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers could have an adverse effect on our business, operating results and share price.

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

Natural disasters, such as the October and November 2011 flooding in Thailand, where most of our manufacturing operations are located, the May 2008 earthquake in Sichuan, China, and the March 2011 tsunami in Japan, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products and for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the October and November 2011 flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand. This disruption adversely affected our ability to meet our customers’ demands during fiscal 2012 and will continue to adversely affect our business for the three months ending September 31, 2012 and possibly beyond. In some countries in which we operate, including the PRC and Thailand, potential outbreaks of infectious diseases such as the H1N1 influenza virus, severe acute respiratory syndrome (SARS) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. In addition, increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers, and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.

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

Our current property and casualty insurance, effective January 1, 2012, covers loss or damage to our property and third-party property over which we have custody and control, as well as losses associated with business interruption, subject to specified exclusions and limitations such as coinsurance, facilities location sub-limits and other policy limitations and covenants. This includes flood insurance for equipment and inventory with an aggregate limit of $120 million. Even with insurance coverage, natural disasters or other catastrophic events, including acts of war, could cause us to suffer substantial losses in our operational capacity and could also lead to a loss of opportunity and to a potential adverse impact on our relationships with our existing customers resulting from our inability to produce products for them, for which we would not be compensated by existing insurance. This in turn could have a material adverse effect on our financial condition and results of operations.

If the optical communications market does not expand as we expect, our business may not grow as fast as we expect, which could adversely impact our business, financial condition and operating results.

Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optics infrastructure. As part of that growth, we anticipate that demand for voice, video, text and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (i) relative strength or weakness of the global economy or certain countries or regions, (ii) an uncertain regulatory environment, and (iii) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.

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

Our current and prospective customers tend to evaluate our capabilities against the merits of their internal manufacturing as well as the capabilities of third-party manufacturers. We believe the internal manufacturing capabilities of current and prospective customers are our primary competition. This competition is particularly strong when our customers have excess manufacturing capacity, as was the case when the markets that we serve experienced a downturn from 2001 through 2004 and again in 2008 and 2009, that resulted in underutilized capacity. Many of our potential customers continue to have excess manufacturing capacity at their facilities. In addition, as a result of the October and November 2011 flooding in Thailand, some of our customers began manufacturing products internally or using other third-party manufacturers that were not affected by the flooding. If our customers choose to manufacture products internally rather than to outsource production to us, or choose to outsource to a third-party manufacturer, our business, financial condition and operating results could be harmed.

Competitors in the market for optical manufacturing services include Sanmina-SCI Corporation, Hon Hai Precision Industry Co. Ltd. (Foxconn Technology Group), Celestica Inc., Venture Corporation Limited and Oplink Communications, Inc. Our customized optics and glass operations face competition from companies such as Alps Electric Co., Ltd., Browave Corporation, Fujian Castech Crystals, Inc., Research Electro-Optic, Inc. and Photop Technologies, Inc. Other existing contract manufacturing companies, original design manufacturers or outsourced semiconductor assembly and test companies could also enter our target markets. In addition, we may face more competitors as we attempt to penetrate new markets.

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

We do not typically obtain firm purchase orders or commitments from our customers that extend beyond 13 weeks. While we work closely with our customers to develop forecasts for periods of up to one year, these forecasts are not fully binding and may be unreliable. Customers may cancel their orders, change production quantities from forecasted volumes or delay production for a number of reasons beyond our control. Any material delay, cancellation or reduction of orders could cause our revenues to decline significantly and could cause us to hold excess materials. Many of our costs and operating expenses are fixed. As a result, a reduction in customer demand could decrease our gross profit and harm our business, financial condition and operating results.

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

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared to the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. For example, from June 25, 2010 to June 29, 2012, the U.S. dollar lost approximately 1.9% of its value against the Thai baht. We cannot guarantee that the depreciation of the U.S. dollar against the Thai baht will not continue. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with durations of one to three months, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the RMB and the U.S. dollar. The expenses of our PRC subsidiary are denominated in RMB. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of June 29, 2012, the U.S. dollar had depreciated approximately 6.5% against the RMB since June 25, 2010. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

We purchase some of the critical materials used in certain of our products from a single source or a limited number of suppliers. Supply shortages have in the past, and could in the future, impair the quality, reduce the availability or increase the cost of materials, which could harm our revenues, profitability and customer relations.

We rely on a single source or a limited number of suppliers for critical materials used in a significant number of the products we manufacture. We generally purchase these single or limited source materials through standard purchase orders and do not maintain long-term supply agreements with our suppliers. We generally use a rolling 12 month forecast based on anticipated product orders, customer forecasts, product order history, backlog, and warranty and service demand to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields and the availability of raw materials used to produce the parts or components. Historically, we have experienced supply shortages resulting from various causes, including reduced yields by our suppliers, which prevented us from manufacturing products for our customers in a timely manner. Our revenues, profitability and customer relations could be harmed by a stoppage or delay of supply, a substitution of more expensive or less reliable parts, the receipt of defective parts or contaminated materials, an increase in the price of supplies, or an inability to obtain pricing reduction in price from our suppliers in response to competitive pressures.

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

Our customers are located throughout the world. Total revenues from the bill to location of customers outside of North America accounted for 51.7%, 56.4% and 50.0% of our total revenues for fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Excluding the impact of the recent flooding in Thailand on our business, we expect that total revenues from the bill to location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

We expect to continue to invest in our manufacturing operations in the PRC, which will continue to expose us to risks inherent in doing business in the PRC, any of which risks could harm our business, financial condition and operating results.

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

Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. For example, in April 2009, Bookham, Inc. and Avanex Corporation, both of which were our customers at the time, merged to form a new company called Oclaro, Inc. In July 2009, Newport Corporation, also our customer, acquired Oclaro’s Focus photonics business, and Oclaro acquired Newport’s high-power laser diode manufacturing operations. In May 2010, TE Connectivity acquired Zarlink Semiconductor’s optical products business, and in January 2011, Molex Incorporated acquired the silicon photonics-based active optical cable assets of Luxtera, Inc. More recently, in July 2012, Oclaro and Opnext, Inc., both of which are our customers, merged. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers acquired the capacity to manufacture products in-house.

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

General economic and financial market conditions may negatively affect our business, operating results and financial condition.

The 2008 global economic crisis has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and impacted levels of business and consumer spending. These macroeconomic developments have negatively affected and may continue to negatively affect our business, operating results and financial condition in a number of ways. For example, we experienced a 13.7% decline in our total revenues and a 25.2% decline in our net income from fiscal 2008 to fiscal 2009 as a result of these macroeconomic developments. We continue to face risks related to the slow economic recovery, including risks related to economic conditions in Europe. In addition, concerns about the potential default of various national bonds and debt backed by individual countries as well the politics impacting these, could negatively impact the U.S. and global economies and adversely affect our financial results.

Uncertainty about economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values which could adversely affect our business, financial condition and results of operations. In addition, our ability to access capital markets may be restricted which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our results of operations and financial condition.

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

We most recently expanded our manufacturing capacity at our Thailand facilities in April 2012 with the completion of Pinehurst Building 6. However, we also recently determined that we would not resume manufacturing operations at our Chokchai campus, which we leased. We may continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

As a manufacturer of products for the optics industry, we are required to meet certain certification standards, including the following: ISO9001 for Manufacturing Quality Management Systems; ISO14001 for Environmental Management Systems; TL9000 for Telecommunications Industry Quality Certification; ISO/TS16949 for Automotive Industry Quality Certification; ISO13485 for Medical Devices Industry Quality Certification; AS9100 for Aerospace Industry Quality Certification; and OHSAS18001 for Occupational Health and Safety Management Systems. We also maintain compliance with various additional standards imposed by the U.S. Food and Drug Administration, or FDA, with respect to the manufacture of medical devices.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the U.S. Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. We completed our evaluation of our internal controls over financial reporting for fiscal 2012 as required by Section 404 of the Sarbanes-Oxley Act of 2002. Although our assessment, testing and evaluation resulted in our conclusion that as of June 29, 2012, our internal controls over financial reporting were effective, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. We were formed in the Cayman Islands and we maintain manufacturing operations in Thailand, the PRC and the U.S. Any of these jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5 and from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on, among other things, the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations. In addition, we benefit from recent reductions in corporate tax rates in Thailand for fiscal years 2013 to 2015. Effective October 21, 2011, our subsidiary in China was granted a tax privilege to reduce its corporate income tax rate from 25% to 15%. This privilege is retroactive to January 1, 2011 and valid until December 31, 2013, subject to renewal at the end of each three-year period.

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

We anticipate that our current cash and cash equivalents, together with cash provided by operating activities and funds available through our working capital and credit facilities, will be sufficient to meet our current and anticipated needs for general corporate purposes for at least the next 12 months. We operate in a market, however, that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies.

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

As of August 3, 2012, our existing shareholders Asia Pacific Growth Fund III, L.P., an affiliate of H&Q Asia Pacific, and Mr. Mitchell, our chief executive officer and chairman of the board of directors, beneficially owned approximately 26.6% and 8.4%, respectively, of our outstanding ordinary shares. In addition, Mr. Mitchell serves on our board of directors and, until recently, a representative of H&Q Asia Pacific served on our board of directors. Accordingly, they have had, and will continue to have, significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have the power to prevent or cause a change in control. The interests of these shareholders may differ from the interests of our other shareholders.

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

Our principal registered office is located at Walker House, 87 Mary Street, George Town, Grand Cayman, KYI-9005, Cayman Islands. We have facilities located in Bangkok, Thailand, Fuzhou, China and New Jersey, USA as set forth below:

Location	Year Operations Commenced	Owned/Leased	Approximate Square Footage	Use
Pinehurst Campus, Bangkok, Thailand (Buildings 3 and 4)	2004 (Building 3) and 2005 (Building 4)	Owned	292,000 square feet	Manufacturing and general administration
CASIX, Fuzhou, PRC	2005	Leased**	248,000 square feet	Manufacturing and general administration
VitroCom, Mountain Lakes, New Jersey, USA	2005	Leased until June 30, 2013	28,000 square feet	Manufacturing
Pinehurst Campus, Bangkok, Thailand (Building 5)	2008	Owned*	317,000 square feet	Manufacturing and general administration
Pinehurst Campus, Bangkok, Thailand (Building 6)	2012	Owned	320,000 square feet	Manufacturing and general administration

*	Although we hold title to this building, the building and the underlying land is encumbered by a mortgage that secures our debt obligations to TMB Bank Public Company Limited.
**	The lease periods for the buildings located at this facility expire on September 30, 2013 and September 30, 2015.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. There are currently no material claims or actions pending or threatened against us.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Fiscal 2012	High	Low
Fourth Quarter (March 31, 2012—June 29, 2012)	$18.46	$10.19
Third Quarter (December 31, 2011—March 30, 2012)	$21.04	$14.01
Second Quarter (October 1, 2011—December 30, 2011)	$20.47	$11.54
First Quarter (June 25, 2011—September 30, 2011)	$25.38	$12.69

Fiscal 2011	High	Low
Fourth Quarter (March 26, 2011—June 24, 2011)	$25.90	$18.30
Third Quarter (December 25, 2010—March 25, 2011)	$32.91	$18.25
Second Quarter (September 25, 2010—December 24, 2010)	$22.74	$13.07
First Quarter (June 26, 2010—September 24, 2010)	$18.23	$9.61

Our annual report to shareholders will include a stock performance graph that shows a comparison from June 25, 2010 through June 29, 2012 of the cumulative total return to shareholders on our ordinary shares against other stock indices.

The equity compensation plan information required by this item, which includes a summary of the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuances, under our equity compensation plans as of June 29, 2012, is incorporated by reference to our Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 29, 2012.

Holders of Record

As of August 3, 2012, there were approximately 29 shareholders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operation data, balance sheet data and statements of cash flow data as of and for each of the five years in the period ended June 29, 2012, have been derived from the audited consolidated financial statements. The results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Year Ended
	June 29, 2012 (fiscal 2012)	June 24, 2011 (fiscal 2011)	June 25, 2010 (fiscal 2010)	June 26, 2009 (fiscal 2009)	June 27, 2008 (fiscal 2008)
	(in thousands, except per share data)
Selected Consolidated Statements of Operations Data:
Revenues
Revenues	$564,732	$743,570	$424,548	$337,846	$345,071
Revenues, related parties	—	—	81,164	101,895	163,312
Other	—	—	—	1,358	2,715

Total revenues	564,732	743,570	505,712	441,099	511,098
Cost of revenues	(502,818)	(648,823)	(441,370)	(383,058)	(442,784)

Gross profit	61,914	94,747	64,342	58,041	68,314
Selling, general and administrative expenses	(23,466)	(24,806)	(16,192)	(21,960)	(21,741)
Expenses related to flooding	(97,286)	—	—	—	—
Expenses related to reduction in workforce	(1,978)	—	—	(2,389)	—

Operating (loss) income	(60,816)	69,941	48,150	33,692	46,573
Interest income	844	494	327	756	1,364
Interest expense	(427)	(357)	(500)	(1,266)	(1,547)
Foreign exchange gain (loss), net	1,569	(1,430)	(40)	360	(599)
Other income	395	216	153	—	—

(Loss) income before income taxes	(58,435)	68,864	48,090	33,542	45,791
Income tax benefit (expense)	1,968	(4,535)	(3,767)	(2,238)	(3,962)

Net (loss) income	$(56,467)	$64,329	$44,323	$31,304	$41,829

(Loss) earnings per share:
Basic	$(1.64)	$1.90	$1.44	$1.03	$1.40
Diluted	$(1.64)	$1.87	$1.41	$1.00	$1.33
Weighted average number of ordinary shares outstanding
Basic	34,382	33,922	30,854	30,360	29,889
Diluted	34,382	34,407	31,369	31,183	31,349
Cash dividends declared per share	—	—	$1.00	$0.33	—

	As of
	June 29, 2012	June 24, 2011	June 25, 2010	June 26, 2009	June 27, 2008
	(in thousands)
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$115,507	$127,282	$84,942	$114,845	$55,682
Receivable from initial public offering	—	—	26,319	—	—
Working capital(1)	145,476	131,609	96,683	58,311	99,260
Total assets	461,362	437,775	377,425	288,085	292,713
Current and long-term debt	38,579	16,377	20,385	27,318	29,575
Total liabilities	210,653	136,248	145,262	94,580	122,148
Total shareholders’ equity	250,709	301,527	232,163	193,505	170,565

(1)	Working capital is defined as trade accounts receivable plus inventories, less trade accounts payable.

	Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010	June 26, 2009	June 27, 2008
	(in thousands)
Selected Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$2,251	$41,282	$17,846	$80,357	$51,891
Net cash used in investing activities	(37,378)	(23,590)	(10,718)	(7,187)	(29,815)
Net cash provided by (used in) financing activities	23,202	23,886	(37,298)	(13,836)	(8,223)
Net (decrease) increase in cash and cash equivalents	(11,925)	41,578	(30,170)	59,334	13,853

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

the impact that the October and November 2011 flooding in Thailand will continue to have on the industry and our business, results of operations and liquidity, including the availability of components from our suppliers, the expected costs and expenses that we will incur in connection with our recovery efforts, and our ability to recover amounts from our insurance carriers; and

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

Overview

We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (OEMs) of complex products such as optical communication components, modules and sub-systems, industrial lasers and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, advanced packaging, final assembly and test. Although, we focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix”, we also have the capability to accommodate high-volume production. Based on our experience with, and feedback from, customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers and sensors markets.

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

Thailand Flooding

We suspended production at all of our manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 because of severe flooding in Thailand. We never resumed and have ceased production permanently at our Chokchai facilities. Company personnel, insurance adjusters, professional asset valuation advisors, equipment restoration contractors and forensic accounting experts have assessed, and continue to assess, the damage to property, inventory and equipment, including consigned assets held by us on behalf of our customers, as well as the impact of business interruption to us. The following is a summary of all known costs incurred as a result of this event recognized in our consolidated statements of operations for the year ended June 29, 2012:

Year Ended
June 29, 2012
(in thousands)
Loss from written-off owned inventories	$16,612
Loss from written-off leased building improvement	1,431
Loss from written-off owned machinery and equipment	1,098
Loss from written-off investments in lease and prepayment	3,532
Loss from consigned inventories	11,748
Loss from consigned machinery and equipment	48,450
Estimated restoration cost of leased building	1,000
Payroll and other expenses	7,712
Flood protection, salvage and increased expenses	5,703

Total	$97,286

We have submitted claims to our insurers for business interruption losses attributable to the effects of flooding during the second and third quarters of fiscal 2012, as well as claims for owned and consigned inventory losses, owned and consigned equipment losses, and damage to our buildings at Pinehurst, which we own, and Chokchai, which we leased. In the first quarter of fiscal 2013, we plan to submit a claim for business interruption losses for the three months ended June 29, 2012. We expect to experience additional business interruption losses during the first quarter of fiscal 2013, and therefore expect to submit an additional claim for such losses in the second quarter of fiscal 2013.

A number of exclusions and limitations in our policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount that we will ultimately recover for our losses from our insurers. In addition, our insurers could reject the valuation methodologies we have used to estimate our losses and apply different valuation methodologies, which could also reduce our aggregate recovery amount. However, based on the information that we have at this time, we believe that we will ultimately recover a majority of our losses. We further believe that, although the difference between our aggregate claims and our insurance recoveries may ultimately be material, this will not have a material and adverse effect on our financial condition or results of operation. We continue to have discussions with our customers regarding their assessments of the damage to, and valuation of, the consigned inventory and assets that were under our care, custody and control at our Chokchai facility. In some cases, there may be material differences between our assessments and our customers’ assessments. There may also be differences of opinions regarding who bears responsibility for certain losses as a result of the flooding. We continue to review these differences with our customers and, depending on the outcome of these discussions, we may incur additional costs and expenses in connection with our customers’ recovery efforts. We will recognize insurance recoveries if and when they become realizable and probable.

Revenues

Our total revenues decreased by $178.8 million, or 24.1%, to $564.7 million for fiscal 2012, as compared to $743.6 million for fiscal 2011. This decrease was primarily due to (1) the effects of severe flooding in Thailand during October and November 2011, including cessation of production at our Chokchai facilities and the temporary suspension of production at our Pinehurst facilities, and (2) reduced customer demand for our optical communications manufacturing services during fiscal 2012, partially offset by a $9.6 million increase in our revenues from non-optical communications products, primarily reflecting the growth of our programs for industrial lasers and sensors customers. We generated substantially all of our total revenues during fiscal 2012 from the optical communications, industrial lasers and sensors markets. Our revenues from products for markets other than the optical communications market have continued to increase. Our revenues from lasers, sensors and other markets as a percentage of total revenues have increased from 18.3% for fiscal 2010, to 20.9% for fiscal 2011 to 29.3% for fiscal 2012. We expect that industrial lasers and sensors will continue to represent an increasing portion of our revenues in the future.

We believe our ability to expand our relationships with existing customers and attract new customers is due to a number of factors, including our broad range of complex engineering and manufacturing service offerings, flexible low-cost manufacturing platform, process optimization capabilities, advanced supply chain management, excellent customer service and experienced management team. We expect the prices we charge for the products we manufacture for our customers to decrease over time due in part to competitive market forces. However, we believe we will be able to maintain favorable pricing for our services due to our ability to reduce cycle time, adjust our product mix by focusing on more complicated products, improve product quality and yields, and reduce material costs for the products we manufacture. We believe these capabilities have enabled us to help our OEM customers reduce their manufacturing costs while maintaining or improving the design, quality, reliability and delivery times for their products.

Revenues, by percentage, from individual customers representing 10% or more of our total revenues in the respective periods were as follows:

	Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
JDS Uniphase Corporation	25%	21%	16%
Oclaro, Inc.	12	17	17
Finisar Corporation	10	10	12
Opnext, Inc.	*	10	14
EMCORE Corporation	*	*	10

*	Less than 10% of total revenues in the period.

During fiscal 2012 and fiscal 2011, we had three customers and four customers, respectively, that each contributed 10% or more of our total revenues, and such customers together accounted for 47% and 58%, respectively, of our total revenues during the periods. During fiscal 2010, we had five customers that each contributed 10% or more of our total revenues.

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

The percentage of our revenues generated from the bill-to location outside of North America has decreased from 56.4% in fiscal 2011 to 51.7% in fiscal 2012, due in part to the closing of our Chokchai facility as a result of the October and November 2011 flooding in Thailand. Excluding the impact of the flooding in Thailand on our business, we expect that an increasing portion of our revenues will come from the bill-to location outside of North America in the future.

The following table presents total revenues, by percentage, by geographic regions:

	Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
North America	48.3%	43.6%	50.0%
Asia-Pacific	33.5	37.3	39.0
Europe	18.2	19.1	11.0

	100.0%	100.0%	100.0%

Our Contracts

We enter into supply agreements with our customers that generally have an initial term of up to three years, subject to automatic renewals for subsequent one-year terms unless expressly terminated. Although there are no minimum purchase requirements in our supply agreements, our customers do provide us with rolling forecasts of their demand requirements. Our supply agreements generally include provisions for pricing and periodic review of pricing, consignment of our customer’s unique production equipment to us and the sharing of benefits from cost-savings derived from our efforts. We are generally required to purchase materials, which may include long lead-time materials and materials that are subject to minimum order quantities and/or non-cancelable or non-returnable terms, to meet the stated demands of our customers. After procuring materials, we manufacture products for our customers based on purchase orders that contain terms regarding product quantities, delivery locations and delivery dates. Our customers generally are obligated to purchase finished goods that we have manufactured according to their demand requirements. Materials that are not consumed by our customers within a specified period of time, or are no longer required due to a product’s cancellation or end-of-life, are typically designated as excess or obsolete inventory under our contracts. Once materials are designated as either excess or obsolete inventory, our customers are typically required to purchase such inventory from us even if they have chosen to cancel production of the related products.

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

During fiscal 2011 and fiscal 2012, discretionary merit-based bonus awards were available to our non-executive employees. Charges included in cost of revenues for bonus distributions to employees were $1.3 million, $1.7 million and $0 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Share-based compensation expense included in cost of revenues was $1.5 million, $1.1 million and $0.3 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

We expect to incur significant incremental costs of revenue as a result of our continued diversification into the industrial lasers and sensors markets and other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities. We also expect to incur incremental costs of revenue as a result of our planned expansion into new geographic markets, though we are not able to determine the extent of these incremental expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, or SG&A expenses, primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense, and other general expenses not related to cost of revenues. In fiscal 2013, we expect our SG&A expenses to increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2012.

Charges included in SG&A expenses for merit-based bonus compensation and executive incentive bonuses distributed to employees were $0.4 million, $2.7 million and $0 for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Share-based compensation expense included in SG&A expenses was $3.1 million, $2.3 million and $0.4 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

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

As of June 29, 2012 and June 24, 2011, we had outstanding foreign currency assets and liabilities in Thai baht and RMB as follows:

	June 29, 2012			June 24, 2011
	Currency	$	%	Currency	$	%
	(in thousands, except percentages)
Assets
Thai baht	526,487	16,541	50.4	425,872	13,904	50.9
RMB	103,014	16,287	49.6	85,478	13,411	49.1

		32,828	100.0		27,315	100.0

Liabilities
Thai baht	732,502	23,013	87.0	669,367	21,853	79.6
RMB	21,752	3,439	13.0	36,303	5,607	20.4

		26,452	100.0		27,460	100.0

The Thai baht assets represent cash and cash equivalents, accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 29, 2012, there was $30.0 million in selling forward contracts outstanding on the Thai baht payables. As of June 24, 2011, there was $30.0 million in selling forward contracts outstanding on the Thai baht payables and an undrawn committed loan in Thai baht equivalent to $28.0 million.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of June 29, 2012 and June 24, 2011, there was none and $4.0 million, respectively, in selling RMB to U.S. dollar forward contracts.

As of June 29, 2012 and June 24, 2011, unrealized losses from fair market value of derivatives amounted to $0.2 million and $1.0 million, respectively.

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

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. While we did not receive any income tax incentive for our operations in Thailand during fiscal 2010, preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5 and from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on, among other things, the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. In addition, on December 21, 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result of the announcement, corporate income tax rates for our Thai subsidiary will be reduced from 30% in fiscal 2012 to 23%, 20% and 20% in fiscal 2013, fiscal 2014 and fiscal 2015, respectively.

Effective October 21, 2011, our subsidiary in China was granted a tax privilege to reduce its corporate income tax rate from 25% to 15%. This privilege is retroactive to January 1, 2011 and valid until December 31, 2013, subject to renewal at the end of each three-year period.

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

Expenses related to flooding

Expenses related to flooding represents our estimate of losses due to the effects of flooding that suspended production at all of our manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011. It consists mainly of losses to our own buildings, equipment and inventory, losses to consigned equipment and inventory, and other flood related expenses. We estimated losses related to flooding of $97.3 million, of which approximately $61.2 million represented liabilities to third parties.

We estimated flood-related losses to consigned equipment and inventory based on discussions with our customers regarding their assessments of the damage to, and valuation of, the consigned assets that were under our care, custody and control at our Chokchai facility. For assets owned by us, flood-related losses were estimated based on the net book value of the assets written off as a result of the flood.

Long-Lived Assets

We review property, plant and equipment for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. Recoverability of property and equipment is measured by comparing its carrying amount to the projected undiscounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment exceeds its fair value. During the second quarter of fiscal 2012, we set up a provision for impairment of approximately $2.5 million for certain property, plant and equipment that was damaged due to severe flooding in Thailand during October and November 2011.

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

Inventory Valuation

Our inventories are stated at the lower of cost, on a first-in, first-out basis, or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or the financial position of our customers or changes in economic conditions may require additional provisions for inventories due to our customers’ inability to fulfill their contractual obligations. During fiscal 2012 and fiscal 2011, a change of 10% for excess and obsolete materials, based on product demand and production requirements from our customers, would have affected our net income in each period by approximately $0.3 million and $0.2 million, respectively.

Deferred Income Taxes

Our deferred income tax assets represent temporary differences between the carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carry forwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize these deferred income tax assets. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If these estimates and related assumptions change in the future, we may be required to increase or decrease our valuation allowance against the deferred tax assets resulting in additional or lesser income tax expense. As of June 29, 2012 and June 24, 2011, we assessed all of our deferred tax assets as more likely than not to be realizable and, accordingly, did not have a valuation allowance against our deferred tax assets.

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

For accounting purposes only, the fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model, which takes into account the following factors: (i) the exercise price of the options, (ii) the estimated fair value of the underlying ordinary shares, (iii) the expected life of the options, (iv) the expected volatility of the underlying ordinary shares, (v) the risk-free interest rate during the expected life of the options, and (vi) the expected dividend yield of the underlying ordinary shares. However, these fair values are inherently uncertain and highly subjective.

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

	Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
	(in thousands)
Revenues
Revenues	$564,732	$743,570	$424,548
Revenues, related parties	—	—	81,164

Total revenues	564,732	743,570	505,712
Cost of revenues	(502,818)	(648,823)	(441,370)

Gross profit	61,914	94,747	64,342
Selling, general and administrative expenses	(23,466)	(24,806)	(16,192)
Expenses related to flooding	(97,286)	—	—
Expenses related to reduction in workforce	(1,978)	—	—

Operating (loss) income	(60,816)	69,941	48,150
Interest income	844	494	327
Interest expense	(427)	(357)	(500)
Foreign exchange gain (loss), net	1,569	(1,430)	(40)
Other income	395	216	153

(Loss) income before income taxes	(58,435)	68,864	48,090
Income tax benefit (expense)	1,968	(4,535)	(3,767)

Net (loss) income	$(56,467)	$64,329	$44,323

The following table sets forth a summary of our consolidated statements of operations as a percentage of total revenues for the periods indicated.

	Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Revenues
Revenues	100.0%	100.0%	84.0%
Revenues, related parties	—	—	16.0

Total revenues	100.0	100.0	100.0
Cost of revenues	(89.0)	(87.3)	(87.3)

Gross profit	11.0	12.7	12.7
Selling, general and administrative expenses	(4.2)	(3.3)	(3.2)
Expenses related to flooding	(17.2)	—	—
Expenses related to reduction in workforce	(0.4)	—	—

Operating (loss) income	(10.8)	9.4	9.5
Interest income	0.1	0.1	0.1
Interest expense	(0.1)	(0.1)	(0.1)
Foreign exchange gain (loss), net	0.3	(0.2)	(0.1)
Other income	0.1	0.1	0.1

(Loss) income before income taxes	(10.3)	9.3	9.5
Income tax benefit (expense)	0.3	(0.6)	(0.7)

Net (loss) income	(10.0)%	8.7%	8.8%

The following table sets forth our revenues by end market for the periods indicated.

	Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
	(in thousands)
Optical communications	$399,343	$587,818	$413,385
Lasers, sensors, and other	165,389	155,752	92,327

Total	$564,732	$743,570	$505,712

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Year Ended June 29, 2012 to Year Ended June 24, 2011

Total revenues. Our total revenues decreased by $178.8 million, or 24.1%, to $564.7 million for fiscal 2012, as compared to $743.6 million for fiscal 2011. This decrease was primarily due to (1) the effects of severe flooding in Thailand during October and November 2011, including cessation of production at our Chokchai facilities and the temporary suspension of production at our Pinehurst facilities, and (2) reduced customer demand for our optical communications manufacturing services during fiscal 2012, partially offset by a $9.6 million increase in our revenues from non-optical communications products, primarily reflecting the growth of our programs for industrial lasers and sensors customers. Revenues from optical communications products represented 70.7% of our total revenues fiscal 2012, as compared to 79.1% for fiscal 2011.

Cost of revenues. Our cost of revenues decreased by $146.0 million, or 22.5%, to $502.8 million, or 89.0% of total revenues, for fiscal 2012, as compared to $648.8 million, or 87.3% of total revenues, for fiscal 2011. The decrease in absolute dollars was primarily in connection with a decrease in revenues due to (1) the effects of severe flooding in Thailand during October and November 2011 and (2) reduced customer demand for our optical communications manufacturing services. Cost of revenues also included share-based compensation expense of $1.5 million for fiscal 2012, as compared to $1.1 million for fiscal 2011.

Gross profit. Our gross profit decreased by $32.8 million, or 34.7%, to $61.9 million, or 11.0% of total revenues, for fiscal 2012, as compared to $94.7 million, or 12.7% of total revenues, for fiscal 2011.

SG&A expenses. Our SG&A expenses decreased by $1.3 million, or 5.4%, to $23.5 million, or 4.2% of total revenues, for fiscal 2012, as compared to $24.8 million, or 3.3% of total revenues, for fiscal 2011. Our SG&A expenses decreased in absolute dollars during fiscal 2012, as compared to fiscal 2011, due primarily to (1) no recognition of accrued executive bonuses during fiscal 2012 as compared to $2.6 million of accrued executive bonuses recorded in fiscal 2011, (2) the allocation of a portion of payroll expense that we typically record in SG&A expenses to “Expenses related to flooding” because of changes in roles and responsibilities of certain employees who were temporarily assigned to work on flood abatement and recovery efforts, and (3) a $0.7 million decrease in severance liability expense in fiscal 2012 as compared to fiscal 2011 due to a reduction in workforce as a result of our ongoing effort to achieve greater efficiencies in all areas of our business, partially offset by an increase in business development and research and development spending during the first quarter of fiscal 2012 and legal expenses of $0.1 million relating to the filing of a registration statement on Form S-3 during the second quarter of fiscal 2012. We also recorded share-based compensation charges of $3.1 million for fiscal 2012, as compared to $2.3 million for fiscal 2011.

Expenses related to flooding. In fiscal 2012, we recognized $97.3 million of expenses related to the October and November 2011 flooding in Thailand. It mainly consisted of losses of $48.5 million related to damage to customer-owned equipment and machinery, $28.4 million related to damage to our inventory and customer-owned inventory, $4.6 million related to damage to our machinery and equipment, $2.4 million related to damage to our Chokchai facility, and $13.4 million of other flood-related expenses.

Expenses related to reduction in workforce. During the fourth quarter of fiscal 2012, we implemented a reduction in workforce and incurred expenses of approximately $2.0 million, which represented severance and benefits costs associated with the termination of approximately 170 employees in accordance with contractual obligations and local regulations.

Operating (loss) income. Our operating income decreased by $130.8 million to an operating loss of $(60.8) million, or (10.8)% of total revenues, for fiscal 2012, as compared to operating income of $70.0 million, or 9.4% of total revenues, for fiscal 2011.

Interest income. Our interest income increased by $0.3 million to $0.8 million, for fiscal 2012, as compared to $0.5 million for fiscal 2011, due to increases in cash and cash equivalent balances and increases in interest rates.

Interest expense. Our interest expense increased by $70,000 to $427,000 for fiscal 2012, as compared to $357,000 for fiscal 2011, due to an increase in our long-term loan balances.

(Loss) income before income taxes. We recorded loss before income taxes of $(58.4) million for fiscal 2012, as compared to income before income taxes of $68.9 million for fiscal 2011.

Income tax benefit (expense). Our provision for income tax reflects an effective tax rate of (3.4)% (tax benefit) for fiscal 2012, as compared to an effective tax rate of 6.6% for fiscal 2011. The decrease in effective tax rate in fiscal 2012 as compared to fiscal 2011 was due to the effects of the reassessment of our projected full year effective tax rate to take into account the impact on our operations of the flooding in Thailand that occurred in October and November 2011, resulting in the recording of additional deferred tax assets of $3.4 million for fiscal 2012 and the impact of an income tax rate change for our subsidiary in China, resulting in a reduction in income tax expense of $0.3 million for fiscal 2012.

Net (loss) income. We recorded a net loss of $(56.5) million, or (10.0)% of total revenues for fiscal 2012, as compared to $64.3 million, or 8.7% of total revenues, for fiscal 2011, a decrease of $120.8 million, or 187.8%.

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

SG&A expenses. Our SG&A expenses increased by $8.6 million, or 53.2%, to $24.8 million, or 3.3% of total revenues, for fiscal 2011, as compared to $16.2 million, or 3.2% of total revenues, for fiscal 2010. Our SG&A expenses increased in absolute dollars during fiscal 2011 as compared to fiscal 2010 due primarily to the recognition of accrued bonuses of $2.6 million in connection with our fiscal 2011 executive incentive plan, which was adopted in October 2010, the recognition of $1.1 million in costs associated with operating and reporting as a public company, the recognition of $0.6 million in expenses in connection with our secondary public offering in March 2011, and the recognition of $0.4 million of severance and other expenses in connection with an executive’s separation from Fabrinet in February 2011. We also recorded share-based compensation charges of $2.3 million for fiscal 2011, as compared to $0.4 million for fiscal 2010.

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

Liquidity and Capital Resources

To date, we have primarily financed our operations through cash flow from operations, drawdowns under our commercial loans, and the sale of ordinary shares in our initial public offering in June 2010. As of June 29, 2012, we had approximately $115.5 million in cash and cash equivalents and approximately $38.6 million of outstanding debt. As of June 24, 2011, we had approximately $127.3 million in cash and cash equivalents and approximately $16.4 million of outstanding debt.

Our cash and cash equivalents primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less which are placed with banks and other financial institutions. For fiscal 2012 and fiscal 2011, the weighted average interest rate on our cash and cash equivalents was 0.8% and 0.6%, respectively.

We expect that our cash position will continue to be materially impacted by expenditures related to recovery from the flooding of our facilities in Thailand and lost revenue. We have incurred, and expect to continue to incur, certain charges and expenses related to the flooding; some of which will be cash charges and expenses, such as those described in Note 22 to the Notes to Consolidated Financial Statements. We also have to pay significantly more for our current property and casualty insurance for our operations in Thailand (See Note 22 to the Notes to Consolidated Financial Statements). We have submitted claims to our insurers for business interruption losses attributable to the effects of flooding during the second and third quarters of fiscal 2012, as well as claims for owned and consigned inventory losses, owned and consigned equipment losses, and damage to our buildings at Pinehurst, which we own, and Chokchai, which we leased. In the first quarter of fiscal 2013, we plan to submit a claim for business interruption losses for the three months ended June 29, 2012. We expect to experience additional business interruption losses during the first quarter of fiscal 2013, and therefore expect to submit an additional claim for such losses in the second quarter of fiscal 2013.

A number of exclusions and limitations in our policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount that we will ultimately recover for our losses from our insurers. In addition, our insurers could reject the valuation methodologies we have used to estimate our losses and apply different valuation methodologies, which could also reduce our aggregate recovery amount. However, based on the information that we have at this time, we believe that we will ultimately recover a majority of our losses. We further believe that, although the difference between our aggregate claims and our insurance recoveries may ultimately be material, this will not have a material and adverse effect on our financial condition or results of operation. We continue to have discussions with our customers regarding their assessments of the damage to, and valuation of, consigned inventory and assets that were under our care, custody and control at our Chokchai facility. In some cases, there may be material differences between our assessments and our customers’ assessments. There may also be differences of opinion regarding who bears responsibility for certain losses as a result of the flooding. We continue to review these differences with our customers and, depending on the outcome of these discussions, we may incur additional costs and expenses in connection with our customers’ recovery efforts. We will recognize insurance recoveries if and when they become realizable and probable.

In addition, the flooding may continue to impact some of our customers’ ability to pay us amounts that they owe us, which could materially impact the timing of the realization of our receivables. Therefore, because of the uncertainty of the timing of these recoveries, the potential impact to our receivables and the fact that we could be required to use significant amounts of our cash to pay for flood-related expenses and losses before we receive any proceeds from our insurers, our liquidity and capital resources could be materially and adversely affected by such cash outlays unless and until we are able to collect on these recoveries from our insurers. Notwithstanding the foregoing, we believe that our current cash and cash equivalents, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Item 1A of this Annual Report on Form 10-K.

In June 2010, we entered into an agreement to purchase land in Thailand for the construction of Pinehurst Building 6. The land purchase was completed in August 2010 and construction of Building 6 was completed in April 2012. We believe that our current manufacturing capacity is sufficient to meet anticipated production requirements for the next few years. We maintain a long-term credit facility associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 57 months. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay this obligation.

The following table shows our net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the periods indicated:

	Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
	(in thousands)
Net cash provided by operating activities	$2,251	$41,282	$17,846
Net cash used in investing activities	(37,378)	(23,590)	(10,718)
Net cash provided by (used in) financing activities	23,202	23,886	(37,298)
Net (decrease) increase in cash and cash equivalents	(11,925)	41,578	(30,170)
Cash and cash equivalents, beginning of period	127,282	84,942	114,845
Cash and cash equivalents, end of period	115,507	127,282	84,942

Operating Activities

Net cash provided by operating activities decreased by $39.0 million, or 94.5%, to $2.3 million for fiscal 2012, as compared to net cash provided by operating activities of $41.3 million for fiscal 2011. The decrease in net cash from operations for fiscal 2012, as compared to fiscal 2011, was primarily due to a decrease in net income and an increase in working capital due to the impact of the flooding.

Net cash provided by operating activities increased by $23.5 million, or 131.3%, to $41.3 million for fiscal 2011, as compared to net cash provided by operating activities of $17.8 million for fiscal 2010. The increase in net cash from operations for fiscal 2011 was primarily due to an increase in net income for the year.

Investing Activities

Net cash used in investing activities increased by $13.8 million to $37.4 million for fiscal 2012, as compared to $23.6 million for fiscal 2011. The increase in net cash used in investing activities was primarily due to additional progress payments for construction of Pinehurst Building 6 and new equipment purchases to replace flood-damaged equipment.

Net cash used in investing activities increased by $12.9 million to $23.6 million for fiscal 2011, as compared to $10.7 million for fiscal 2010. The increase in net cash used in investing activities was primarily related to additional payments for the purchase of land and construction in progress for Pinehurst Building 6, and the purchase of new equipment.

Financing Activities

Net cash provided by financing activities decreased by $0.7 million, or 2.9%, to $23.2 million for fiscal 2012, as compared to net cash provided by financing activities of $23.9 million for fiscal 2011. This decrease in net cash provided by financing activities was primarily due to $26.3 million in proceeds from our initial public offering and $2.0 million in proceeds from draw downs under our loan facility for construction of Pinehurst Building 6 in fiscal 2011, as compared to $28.0 million in proceeds from draw downs under our loan facility for construction of Pinehurst Building 6 in fiscal 2012.

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

Contractual Obligations

The following table sets forth certain of our contractual obligations as of June 29, 2012:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$38,579	$9,668	$18,411	$10,500	—
Interest expense obligation(1)	2,663	1,043	1,271	349	—
Operating lease obligations	1,032	778	239	15	—
Severance liabilities	4,420	237	163	282	3,738
Provision for uncertain income tax position	1,905	574	1,331	—	—
Construction commitments	899	899	—	—	—

Total	$49,498	$13,199	$21,415	$11,146	$3,738

(1)	Interest expense obligation reflects the variable interest rates on long-term debt obligations using interest rates as of June 29, 2012. The interest rates ranged between 2.0% and 3.3%. For further discussion of long-term debt obligations, see Note 12 of our audited consolidated financial statements.

In June 2010, we entered into an agreement to purchase land in Thailand for the purpose of constructing Pinehurst Building 6, and we paid approximately $2.2 million as a deposit. In August 2010, we paid the balance of approximately $5.2 million and title was transferred to us. The total cost to construct the facility was $31.6 million. We completed construction of Pinehurst Building 6 in April 2012.

As of June 29, 2012, our long-term debt obligations consisted of two loan agreements and our aggregate outstanding borrowings under these agreements were approximately $38.6 million. One loan is secured by certain property, plant and equipment and the other loan has no collateral, but both loans prescribe maximum ratios of debt to equity, and minimum levels of debt service coverage ratios (i.e., earnings before interest expenses and depreciation and amortization plus cash on hand minus short-term debts divided by current portion of long-term debts plus interest expenses). These financial ratio covenants could restrict our ability to incur additional indebtedness and limit our ability to use our cash. Our long-term debt obligations also include customary events of default.

As of June 29, 2012, we were in compliance with our long-term loan agreements. Nonetheless, in the event of a default on these loans or a breach of a financial ratio covenant, the lenders may immediately cancel the loan agreements, deem the full amount of the outstanding indebtedness immediately due and payable, charge us interest on a monthly basis on the full amount of the outstanding indebtedness and, if we cannot repay all of our outstanding obligations, sell the assets pledged as collateral for the loans in order to fulfill our obligations to the lenders. We may also be held responsible for any damages and related expenses incurred by the lender as a result of any default.

We have entered into short-term lending arrangements that are unused but available as needed. As of June 29, 2012, unused borrowing capacity available under short-term banking facilities totaled $8.2 million.

As of June 29, 2012, we also had certain operating lease arrangements where the lease payments are calculated based on specified formulas. Our rental expenses under these leases were $1.8 million, $1.9 million and $1.8 million for fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Capital Expenditures

The following table sets forth our capital expenditures, which include amounts for which payments have been accrued, for the periods indicated.

	Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
	(in thousands)
Capital expenditures	$37,386	$27,023	$11,889

Our capital expenditures for fiscal 2012 principally consisted of investment in the construction of Pinehurst Building 6, investment in facilities improvements to defend against future flooding, and the repair, restoration and replacement of flood-damaged equipment. Our capital expenditures for fiscal 2011 principally consisted of payment of the remaining balance for the purchase of land for Pinehurst Building 6, investment in the construction of Building 6 and investment in equipment for our manufacturing facilities. Our capital expenditures for fiscal 2010 principally consisted of investments in capital equipment, software, hardware and facilities, which included a $2.2 million deposit toward the purchase of land for Pinehurst Building 6. During fiscal 2013, we expect to purchase additional equipment for our manufacturing facilities.

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

Recent Accounting Pronouncements

See Note 2.2 of the Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We had cash and cash equivalents totaling $115.5 million, $127.3 million and $84.9 million as of June 29, 2012, June 24, 2011 and June 25, 2010, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during fiscal 2012, fiscal 2011 and fiscal 2010, our interest income would have decreased by approximately $106,000, $88,000 and $70,000, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate, or SIBOR, and the London Inter-Bank Offered Rate, or LIBOR,

plus an additional margin, depending on the lending institution. If the SIBOR and the LIBOR had increased by 100 basis points during fiscal 2012, fiscal 2011 and fiscal 2010, our interest expense would have increased by approximately $0.4 million, $0.2 million and $0.2 million, respectively, assuming consistent borrowing levels.

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

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to six months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign currency gains of $1.6 million during fiscal 2012 and foreign currency losses of $1.4 million during fiscal 2011. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB as of June 29, 2012 and June 24, 2011 would have resulted in an increase in our net dollar position of approximately $0.7 million and a decrease in our net dollar position of approximately $0.02 million, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of June 29, 2012 our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 29, 2012.

PricewaterhouseCoopers ABAS Ltd., an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of June 29, 2012, as stated in their report on page 57 of this Annual Report on Form 10-K.

/s/ David T. Mitchell	/s/ Toh-Seng Ng
David T. Mitchell	Toh-Seng Ng
Chief Executive Officer and Chairman of the Board	Executive Vice President and Chief Financial Officer
August 28, 2012	August 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fabrinet

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Fabrinet and its subsidiaries (the “Group”) as of June 29, 2012 and June 24, 2011, and the results of their operations and their cash flows for each of the years ended June 29, 2012, June 24, 2011 and June 25, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and on the Company’s internal control over financial reporting based on our audits, which were integrated audits in 2012 and 2011. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers ABAS Ltd.

PricewaterhouseCoopers ABAS Ltd.

Bangkok, Thailand

August 28, 2012

FABRINET

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	June 29, 2012	June 24, 2011
Assets
Current assets
Cash and cash equivalents	$115,507	$127,282
Trade accounts receivable, net	128,253	117,705
Inventories, net	103,223	106,467
Investment in leases	—	448
Deferred tax assets	4,088	1,308
Prepaid expenses	3,571	2,028
Other current assets	6,029	2,438

Total current assets	360,671	357,676

Non-current assets
Property, plant and equipment, net	97,923	75,410
Intangibles, net	380	892
Investment in leases	—	1,163
Deferred tax assets	1,764	1,953
Deposits and other non-current assets	624	681

Total non-current assets	100,691	80,099

Total assets	$461,362	$437,775

Liabilities and Shareholders’ Equity
Current liabilities
Long-term loans from banks, current portion	$9,668	$4,398
Trade accounts payable	86,000	92,563
Construction-related payable	2,222	2,475
Income tax payable	353	1,858
Deferred tax liability	1,405	1,056
Accrued payroll, bonus and related expenses	5,181	7,677
Accrued expenses	2,630	3,986
Other payables	6,601	3,796
Liabilities to third parties due to flood losses	61,198	—

Total current liabilities	175,258	117,809

Non-current liabilities
Long-term loans from banks, non-current portion	28,911	11,979
Severance liabilities	4,420	4,478
Other non-current liabilities	2,064	1,982

Total non-current liabilities	35,395	18,439

Total liabilities	210,653	136,248

Commitments and contingencies (Note 19)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of June 29, 2012 and June 24, 2011)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 34,470,829 shares and 34,207,579 shares issued and outstanding as of June 29, 2012 and June 24, 2011, respectively)	345	342
Additional paid-in capital	65,462	59,816
Retained earnings	184,902	241,369

Total shareholders’ equity	250,709	301,527

Total Liabilities and Shareholders’ Equity	$461,362	$437,775

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(in thousands of U.S. dollars)	June 29, 2012	June 24, 2011	June 25, 2010
Revenues
Revenues	$564,732	$743,570	$424,548
Revenues, related parties	—	—	81,164

Total revenues	564,732	743,570	505,712
Cost of revenues	(502,818)	(648,823)	(441,370)

Gross profit	61,914	94,747	64,342
Selling, general and administrative expenses	(23,466)	(24,806)	(16,192)
Expenses related to flooding	(97,286)	—	—
Expenses related to reduction in workforce	(1,978)	—	—

Operating (loss) income	(60,816)	69,941	48,150
Interest income	844	494	327
Interest expense	(427)	(357)	(500)
Foreign exchange gain (loss), net	1,569	(1,430)	(40)
Other income	395	216	153

(Loss) income before income taxes	(58,435)	68,864	48,090
Income tax benefit (expense)	1,968	(4,535)	(3,767)

Net (loss) income	$(56,467)	$64,329	$44,323

(Loss) earnings per share
Basic	$(1.64)	$1.90	$1.44
Diluted	$(1.64)	$1.87	$1.41

Weighted average number of ordinary shares outstanding
(thousands of shares)
Basic	34,382	33,922	30,854
Diluted	34,382	34,407	31,369

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount
Balances at June 26, 2009	30,636,622	$306	$29,633	$163,566	$193,505
Net income	—	—	—	44,323	44,323
Shares issued pursuant to initial public offering, net of offering costs	2,830,000	28	24,017	—	24,045
Share-based compensation expense related to the Amended and Restated 1999 Share Option Plan	—	—	655	—	655
Shares issued under the Amended and Restated 1999 Share Option Plan	285,108	3	481	—	484
Dividends to shareholders	—	—	—	(30,849)	(30,849)

Balances at June 25, 2010	33,751,730	$337	$54,786	$177,040	$232,163
Net income	—	—	—	64,329	64,329
Share-based compensation expense related to the Amended and Restated 1999 Share Option Plan and the 2010 Performance Incentive Plan	—	—	3,460	—	3,460
Shares issued under the Amended and Restated 1999 Share Option Plan and the 2010 Performance Incentive Plan	455,849	5	1,570	—	1,575

Balances at June 24, 2011	34,207,579	$342	$59,816	$241,369	$301,527
Net loss	—	—	—	(56,467)	(56,467)
Share-based compensation expense related to the Amended and Restated 1999 Share Option Plan and the 2010 Performance Incentive Plan	—	—	4,649	—	4,649
Shares issued under the Amended and Restated 1999 Share Option Plan and the 2010 Performance Incentive Plan	263,250	3	997	—	1,000

Balances at June 29, 2012	34,470,829	$345	$65,462	$184,902	$250,709

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in thousands of U. S. dollars)	June 29, 2012	June 24, 2011	June 25, 2010
Cash flows from operating activities
Net (loss) income for the year	$(56,467)	$64,329	$44,323
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	9,339	8,696	7,705
Amortization of intangibles	374	499	504
Write-off /(Gain) on disposal of property, plant and equipment	17	(10)	3
Allowance for doubtful accounts and warranties	73	90	71
Unrealized (gain) loss on exchange rate and fair value of derivative	(925)	215	(329)
Share-based compensation	4,649	3,460	655
Deferred income tax	(2,242)	(939)	(464)
Provision for uncertain tax position and severance liabilities, net of payments	144	464	646
Inventory obsolescence	499	15	(1,113)
Loss from written-off assets and liabilities to third parties due to flood losses	83,871	—	—
Changes in operating assets and liabilities
Trade accounts receivable	(10,672)	(16,229)	(49,756)
Trade accounts receivable, related parties	—	—	12,264
Inventories	(13,867)	(8,336)	(49,192)
Other current assets and non-current assets	(5,291)	(1,998)	(3,040)
Trade accounts payable	(6,563)	(10,414)	51,957
Trade accounts payable, related parties	—	—	(2,557)
Income tax payable	(1,505)	393	1,657
Other current liabilities and non-current liabilities	817	1,047	4,512

Net cash provided by operating activities	2,251	41,282	17,846

Cash flows from investing activities
Purchase of property, plant and equipment	(35,535)	(22,309)	(8,224)
Deposit for land purchase	—	—	(2,162)
Purchase of intangibles	(147)	(110)	(380)
Purchase of assets for lease under direct financing leases	(2,940)	(1,624)	(3)
Proceeds from direct financing leases	1,217	324	33
Proceeds from disposal of property, plant and equipment	27	129	18

Net cash used in investing activities	(37,378)	(23,590)	(10,718)

Cash flows from financing activities
Receipt of long-term loans from banks	28,000	2,000	1,000
Repayment of long-term loans from banks	(5,798)	(6,008)	(7,933)
Proceeds from initial public offering, net	—	26,319	—
Proceeds from issuance of ordinary shares under employee share option plans	1,000	1,575	484
Payment of dividends to shareholders	—	—	(30,849)

Net cash provided by (used in) financing activities	23,202	23,886	(37,298)

Net (decrease) increase in cash and cash equivalents	$(11,925)	$41,578	$(30,170)

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	$127,282	$84,942	$114,845
(Decrease) increase cash and cash equivalents	(11,925)	41,578	(30,170)
Effect of exchange rate on cash and cash equivalents	150	762	267

Cash and cash equivalents at end of period	$115,507	$127,282	$84,942

Supplemental disclosures
Cash paid for
Interest	$711	$353	$535
Taxes	1,807	5,254	2,584
Cash received for interest	782	477	345

Non-cash investing and financing activities
Receivable from initial public offering	—	—	26,319
Construction-related payable	2,222	2,475	—

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and organization

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

Asia Pacific Growth Fund III, L.P. held 26.2%, 26.5% and 46.1% of the Company’s share capital (fully diluted) as of June 29, 2012, June 24, 2011 and June 25, 2010, respectively.

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

Fiscal years

The Company uses a 52-53 week fiscal year ending on the Friday closest to June 30. Fiscal 2012 consisted of 53 weeks and ended on June 29, 2012. Fiscal 2011 and fiscal 2010 each consisted of 52 weeks and ended on June 24, 2011 and June 25, 2010, respectively.

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

Fair value of financial instruments

The carrying amounts of certain financial instruments, which include cash and cash equivalents, trade accounts receivable, and trade accounts payable, approximate their fair values due to their short maturities. The carrying amounts of borrowings approximate their fair values as the applicable interest rate is based on market interest rates. The particular recognition methods adopted are disclosed in the individual policy statements associated with each item.

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

As of June 29, 2012, the Group’s cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. The Group had four customers and five customers that each contributed to 10% or more of its total accounts receivable as of June 29, 2012 and June 24, 2011, respectively.

Accounts receivable include amounts due from companies which are monitored by the Group for credit worthiness. Management has implemented a program to closely monitor near term cash collection and credit exposures and believes no material loss will be incurred.

Accounts receivable from individual customers that were equal to or greater than 10% of accounts receivable as of June 29, 2012 and June 24, 2011 were as follows:

	June 29, 2012	June 24, 2011
JDS Uniphase Corporation	17%	23%
Oclaro, Inc.	15	14
Opnext, Inc.	15	10
EMCORE Corporation	12	11
Finisar Corporation	*	10

*	Less than 10% of total accounts receivable as at the end of period.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by the standard costing method, which approximates actual costs computed on a first-in, first-out basis not in excess of net realizable market value. Market value is the estimated selling price in the ordinary course of business, less the costs of completion and selling expenses. The Group assesses the valuation of inventory on a quarterly basis and writes down the value for estimated excess and obsolete inventory based upon estimates of future demand.

Operating leases

Payments made under operating leases are expensed on a straight-line basis over the lease term.

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

Impairment or disposal of long-lived assets (plant and equipment and other intangible assets)

The Group tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances that could trigger a review include, but are not limited to:

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

Revenue recognition

The Group derives total revenues primarily from the assembly of products under supply agreements with its customers and the fabrication of customized optics and glass. Revenues represent the invoiced value of products, net of trade discounts and allowances, and exclude goods and services tax. The Group recognizes revenues when realized or realizable and earned. The Group considers revenues realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the customer, risk of loss has transferred to the customer and customer acceptance has been obtained, customer acceptance provisions have lapsed, or the Group has objective evidence that the criteria specified in the customer acceptance provisions have been satisfied. In situations where a formal acceptance is required but the acceptance only relates to whether the product meets its published specifications, revenues are generally recognized upon shipment provided all other revenue recognition criteria are met. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved. The Group reduces revenues for rebates and other similar allowances. Revenues are recognized only if these estimates can be reasonably and reliably determined. The Group bases its estimates on historical results taking into consideration the type of customer, the type of transaction and the specifics of each arrangement. In addition to the aforementioned general policies, the following are the specific revenue recognition policies for each major category of revenues.

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

Warranty cost allowances of $51, $52 and $46 were recognized in the consolidated statements of operations for the years ended June 29, 2012, June 24, 2011 and June 25, 2010, respectively.

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

Net (loss) income per ordinary share

Net (loss) income per share is calculated in accordance with FASB ASC Subtopic 260-10, Earnings Per Share (“FASB ASC 260-10”), and SEC Staff Accounting Bulletin No. 98, or SAB 98. Under the provisions of FASB ASC 260-10 and SAB 98, basic net (loss) income per share is computed by dividing the net (loss) income available to ordinary shareholders for the period by the weighted average number of ordinary shares outstanding during the period. Diluted net (loss) income per ordinary share is computed by dividing the net (loss) income for the period by the weighted average number of ordinary and potential ordinary shares outstanding during the period if their effect is dilutive.

2.2	New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB” or the “Board’) issued the Accounting Standards Update No. 2011-12 – Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. Under the amendments in Update 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and, on the face of the financial statements, where other comprehensive income is presented, by component of other comprehensive income for both annual and interim financial periods. The amendments in this Update supersede changes to those paragraphs in Update 2011-05 that pertain to how, when, and where reclassification adjustments are presented. All other requirements in Update 2011-05 are not affected by this amendment, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. This new guidance will not impact the Company’s presentation, financial position, and results of operations.

In December 2011, the FASB issued the Accounting Standards Update No. 2011-11 – Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. Information about offsetting and related arrangements will enable users of an entity’s financial statements to understand the effect of those arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

In May 2011, the FASB issued the Accounting Standards Update No. 2011-04 – Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments in this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective during interim or annual periods beginning after December 15, 2011. Early application is not permitted. The Company adopted this guidance in the third quarter of fiscal year 2012, and has provided additional disclosures as required under ASU 2011-04.

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

Income of the Company exempted from corporate income tax in the Cayman Islands amounted to $0, $51,554 and $40,738 in the years ended June 29, 2012, June 24, 2011 and June 25, 2010, respectively.

Thailand

Fabrinet Co., Ltd., the Company’s wholly-owned direct subsidiary, is where the majority of operations and production takes place. The Company is not subject to tax from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5 and from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. In addition, on December 21, 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result of the announcement, enacted corporate income tax rates for the Company’s subsidiary in Thailand will be reduced from 30% in fiscal 2012 to 23%, 20% and 20% in fiscal 2013, fiscal 2014 and fiscal 2015, respectively. As a result of this change, the Company’s deferred tax balance and income tax expense decreased by a net amount of $121 during fiscal 2012.

People’s Republic of China

Effective October 21, 2011, CASIX, the Company’s wholly owned indirect subsidiary in China, was granted a tax privilege to reduce its corporate income tax rate from 25% to 15%. This privilege is retroactive to January 1, 2011 and valid until December 31, 2013, subject to renewal at the end of each three-year period. As a result of this change, deferred tax assets have decreased by $500, deferred tax liabilities decreased by $106, income tax payable decreased by $697, and income tax expense decreased by $303 ($0.01 per share) during fiscal 2012.

The Group’s income tax expense consisted of the following:

	Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Current	$282	$5,168	$4,304
Deferred	(2,250)	(633)	(537)

Total income tax (benefit) expense	$(1,968)	$4,535	$3,767

The reconciliation between the Group’s taxes that would arise by applying the basic tax rate of the country of the Group’s principal operations, Thailand, to the Group’s effective tax charge is shown below:

	Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
(Loss) income before income taxes	$(58,435)	$68,864	$48,090
Tax calculated at a corporate income tax rate of 30%	(17,531)	20,659	14,427
Effect of income taxes from locations with tax rates different from Thailand	(551)	(334)	(189)
Loss (income) not subject to tax *	15,240	(15,986)	(10,674)
Income tax on unremitted earnings	552	472	107
Effect of tax rate change	1,263	—	—
Effect of foreign exchange rate adjustment	(993)	95	—
Others	52	(371)	96

Corporate income tax (benefit) expense	$(1,968)	$4,535	$3,767

*	Income not subject to taxes relates to income earned in the Cayman Islands and income subject to investment promotion privilege for Building 5, from July 2010 through June 2015. Income not subject to tax per ordinary share on a diluted basis (in dollars) was $(0.44), $0.46 and $0.34 for the years ended June 29, 2012, June 24, 2011 and June 25, 2010, respectively.

As of June 29, 2012, there were tax losses of $2,456 carried forward due to severe flooding in Thailand during October and November 2011. These tax loss carryforwards expire in fiscal 2017.

The Group’s deferred tax assets and deferred tax liabilities at each balance sheet date are as follows:

	Year Ended
	June 29, 2012	June 24, 2011
Deferred tax assets:
Depreciation	$1,353	$1,408
Severance liability	668	566
Reserve and allowance	616	1,126
Allowance for tax loss carried forward	2,456	—
Non-deductible flood loss expenses	793	—
Others	36	253

Total deferred tax assets	$5,922	$3,353

	Year Ended
	June 29, 2012	June 24, 2011
Deferred tax liabilities:
Deferred cost of service and expense	(54)	(68)
Others	(16)	(24)

Total deferred tax liabilities	$(70)	$(92)

Net deferred tax assets	$5,852	$3,261

Current deferred income tax assets and liabilities and non-current deferred income tax assets and liabilities are offset when the income taxes relate to the same tax jurisdiction. The following amounts are shown in the consolidated balance sheets:

	Year Ended
	June 29, 2012	June 24, 2011
Deferred income tax assets — current	$4,146	$1,382
Deferred income tax liabilities — current	(58)	(74)

Current deferred income tax — net	4,088	1,308

Deferred income tax assets — non current	1,777	1,971
Deferred income tax liabilities — non current	(13)	(18)

Non current deferred income tax — net	1,764	1,953

Net deferred income tax assets	$5,852	$3,261

Income tax liabilities have not been established for withholding tax and other taxes that would be payable on the unremitted earnings of Fabrinet Thailand. Such amounts of Fabrinet Thailand are permanently reinvested; unremitted earnings for Fabrinet Thailand totaled $11,443 and $21,046 as of June 29, 2012 and June 24, 2011, respectively. Unrecognized deferred tax liabilities for such unremitted earnings were $980 and $2,265 as of June 29, 2012 and June 24, 2011, respectively.

Deferred tax liabilities of $1,405 and $1,056 have been established for withholding tax on the unremitted earnings of CASIX as of June 29, 2012 and June 24, 2011, respectively.

Uncertain income tax positions

Interest and penalties related to uncertain tax positions are recognized in income tax expense. The Company had approximately $781 and $579 of accrued interest and penalties related to uncertain tax positions on the consolidated balance sheets as of June 29, 2012 and June 24, 2011, respectively. The Company recorded (reversed) interest and penalties of $202, $(141) and $(73) for the years ended June 29, 2012, June 24, 2011 and June 25, 2010, respectively, through the consolidated statements of operations. With regard to the Thailand jurisdiction, tax years 2007 through 2011 remain open to examination by the local authorities.

The following table indicates the changes to the Company’s unrecognized tax benefits for the years ended June 29, 2012, June 24, 2011 and June 25, 2010 included in other non-current liabilities.

	June 29, 2012	June 24, 2011	June 25, 2010
Beginning balance	$1,124	$1,540	$1,551
Additions during the year	—	—	—
Additions for tax positions of prior years	—	—	450
Reductions for tax positions of prior years	—	(416)	(461)

Ending balance	$1,124	$1,124	$1,540

4.	(Loss) earnings per ordinary share

Basic (loss) earnings per ordinary share are computed by dividing reported net (loss) income by the weighted average number of ordinary shares outstanding during each period.

	Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Net (loss) income attributable to shareholders	$(56,467)	$64,329	$44,323
Weighted average number of ordinary shares outstanding (thousands of shares)	34,382	33,922	30,854

Basic (loss) earnings per ordinary share	$(1.64)	$1.90	$1.44

Diluted (loss) earnings per ordinary share are computed by dividing reported net (loss) income by the weighted average number of ordinary shares and dilutive ordinary equivalent shares outstanding during each period. Dilutive ordinary equivalent shares consist of share options and restricted shares. Diluted (loss) earnings per ordinary share is calculated as follows:

	Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Net (loss) income used to determine diluted (loss) earnings per ordinary share	$(56,467)	$64,329	$44,323
Weighted average number of ordinary shares outstanding (thousands of shares)	34,382	33,922	30,854
Adjustment for incremental shares arising from assumed exercise of share options (thousands of shares)	— *	485	515

Weighted average number of ordinary shares for diluted (loss) earnings per ordinary share (thousands of shares)	34,382	34,407	31,369

Diluted (loss) earnings per ordinary share	$(1.64)	$1.87	$1.41

*	Loss per ordinary share for fiscal 2012 was computed using the weighted average number of ordinary shares outstanding during the period in accordance with the antidilutive provisions of ASC 260-10-45. Therefore, 200,055 ordinary shares have been excluded.

5.	Fair Value

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

The following table sets forth the Company’s applicable liabilities measured at fair value on a recurring basis as of June 29, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Liabilities
Derivative liabilities	—	162	—	162

Total liabilities measured at fair value	$—	$162	$—	$162

The above derivative liabilities are classified in accrued expenses on the consolidated balance sheet.

The following table sets forth the Company’s applicable liabilities measured at fair value on a recurring basis as of June 24, 2011:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Liabilities
Derivative liabilities	—	966	—	966

Total liabilities measured at fair value	$—	$966	$—	$966

The above derivative liabilities are classified in accrued expenses on the consolidated balance sheet.

6.	Cash and cash equivalents

	June 29, 2012	June 24, 2011
Cash at banks and on hand	$23,039	$32,686
Short-term bank deposits	92,468	94,596

Total cash and cash equivalents	$115,507	$127,282

The weighted average effective interest rate on short term bank deposits was 0.76% and 0.59% per annum for the years ended June 29, 2012 and June 24, 2011, respectively.

7.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts for the years ended June 29, 2012, June 24, 2011 and June 25, 2010 were as follows:

	Balance at beginning of period	Charged to expense	Balance at end of period
Year ended June 29, 2012	$79	$124	$203
Year ended June 24, 2011	$41	$38	$79
Year ended June 25, 2010	$16	$25	$41

8.	Inventories

	June 29, 2012	June 24, 2011
Raw materials	$45,309	$47,172
Work in progress	43,879	46,190
Finished goods	8,760	9,651
Goods in transit	7,976	5,656

	105,924	108,669
Less: Inventory obsolescence	(2,701)	(2,202)

Inventories, net	$103,223	$106,467

9.	Investment in leases

Investment in direct financing leases primarily consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of June 29, 2012 and June 24, 2011:

	June 29, 2012	June 24, 2011
Total minimum lease payments receivable	$3,522	$2,026
Estimated residual values of leased equipment	—	—

Investment in direct financing leases	3,522	2,026
Less: unearned income	(186)	(415)

	$3,336	$1,611
Less: written-off of investment in direct financing leases	(3,336)	—

Net investment in direct financing leases	$—	$1,611

In the second quarter of fiscal 2012, investment in leases of $3,336 was written-off because the underlying assets were damaged in the severe flooding that occurred in Thailand during October and November 2011. This amount has been included in “Expenses related to flooding” in the consolidated statements of operations.

10.	Property, plant and equipment, net

The components of property, plant and equipment, net were as follows:

	Land	Building and Building Improvement	Manufacturing Equipment	Office Equipment	Motor Vehicles	Computers	Construction and Machinery Under Installation	Total
As of June 24, 2011
Cost	$14,353	$40,743	$53,002	$5,341	$784	$10,528	$6,489	$131,240
Less: Accumulated depreciation	—	(9,330)	(35,307)	(2,632)	(695)	(7,866)	—	(55,830)

Net book value	$14,353	$31,413	$17,695	$2,709	$89	$2,662	$6,489	$75,410

As of June 29, 2012
Cost	$14,353	$72,508	$55,729	$5,566	$638	$11,389	$1,280	$161,463
Less: Accumulated depreciation	—	(11,677)	(37,017)	(3,009)	(601)	(8,711)	—	(61,015)
Less: Impairment reserve	—	(1,076)	(1,091)	(51)	—	(303)	(4)	(2,525)

Net book value	$14,353	$59,755	$17,621	$2,506	$37	$2,375	$1,276	$97,923

Depreciation expense amounted to $9,339, $8,696 and $7,705 for the years ended June 29, 2012, June 24, 2011 and June 25, 2010, respectively.

Depreciation expense is allocated between cost of revenues and selling, general and administrative expenses in the consolidated statements of operations.

In the second quarter of fiscal 2012, an impairment reserve of $2,525 was set up to write-off certain property, plant and equipment because such assets were damaged in the severe flooding that occurred in Thailand during October and November 2011. This amount has been included in “Expenses related to flooding” in the consolidated statements of operations.

The cost of fully depreciated property, plant and equipment written-off during the years ended June 29, 2012, June 24, 2011 and June 25, 2010 amounted to $4,178, $1,514 and $855, respectively.

Interest expense relating to a long-term loan from a bank for the development of Pinehurst Building 6, of $504 and $2 was capitalized in construction in progress during the years ended June 29, 2012 and June 24, 2011, respectively.

11.	Intangibles

The following tables present details of the Group’s intangibles:

	June 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,457	$(3,077)	$380

Total intangibles	$3,457	$(3,077)	$380

	June 24, 2011
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,594	$(2,702)	$892

Total intangibles	$3,594	$(2,702)	$892

The Group recorded amortization expense relating to intangibles of $374, $499 and $504 for the years ended June 29, 2012, June 24, 2011 and June 25, 2010, respectively.

Based on the carrying amount of intangibles as of June 29, 2012, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in June is as follows:

2013	$217
2014	93
2015	64
2016	5
2017	1

Total amortization	$380

12.	Borrowings

Bank borrowings and long-term debt was comprised of the following:

	June 29, 2012	June 24, 2011
Short-term bank borrowings	$—	$—
Long-term loans from banks	38,579	16,377

Total borrowings	$38,579	$16,377

Long-term loan from banks consisted of:
Current portion	$9,668	$4,398
Non-current portion	28,911	11,979

As of June 29, 2012 and June 24, 2011, the Group had outstanding borrowings under long-term loan agreements with banks totaling $38,579 and $16,377, respectively, which consisted of:

Contract No.	Amount		Interest rate per annum (%)	Conditions	Repayment term
	June 29, 2012	June 24, 2011
1	$28,500	$2,000	LIBOR + 2.8% per annum	Repayable in quarterly installments within 6 years	June 2012 – March 2017
2	10,079	13,747	SIBOR + 1.5% per annum	Repayable in quarterly installments within 8 years	May 2009 – February 2015
3	—	630	SIBOR + 1.5% per annum	Repayable in semi-annual installments within 7 years	June 2005 – November 2011

Total	$38,579	$16,377

Certain of the long-term loans are secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral was $22,766 and $34,946 as of June 29, 2012 and June 24, 2011, respectively. The carrying amounts of borrowings approximate their fair value.

The long-term loans prescribe maximum ratios of debt to equity and minimum levels of debt service coverage ratios. As of June 29, 2012 and June 24, 2011, the Group was in compliance with its long-term loan agreements. In addition to financial ratios, certain of the Group’s packing credits and long-term loans include customary events of default. There is no requirement for the Group to maintain a lock-box arrangement under these agreements. As such, the non-current portions of the long-term loans are classified as non-current liabilities in the consolidated balance sheet.

The movements of long-term loans for the years ended June 29, 2012 and June 24, 2011 were as follows:

	June 29, 2012	June 24, 2011
Opening net book amount	$16,377	$20,385
Additional loans during the year	28,000	2,000
Repayment during the year	(5,798)	(6,008)

Closing net book amount	$38,579	$16,377

As of June 29, 2012, future maturities of long-term debt were as follows at the end of each fiscal year below:

2013	$9,668
2014	9,668
2015	8,743
2016	6,000
2017	4,500

Total	$38,579

Credit facilities:

Undrawn available credit facilities as of June 29, 2012 and June 24, 2011 totaled:

	June 29, 2012	June 24, 2011
Bank borrowings:
Short-term loans	$8,241	$50,450
Long-term loans	—	28,000

13.	Severance liabilities

	June 29, 2012	June 24, 2011
At the beginning of the fiscal year	$4,478	$3,456
Charged to statement of operations	(58)	1,022

At the end of the fiscal year (June)	$4,420	$4,478

The amount recognized in the balance sheet under non-current liabilities at fiscal year-end was determined as follows:

	June 29, 2012	June 24, 2011
Present value of defined benefit obligation	$4,420	$4,478

Liability in balance sheet	$4,420	$4,478

The amount recognized in the statements of operations was as follows:

	Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Current service cost	$474	$736	$557
Interest cost	198	162	126
Benefit paid	(81)	—	—
Actuarial loss/(gain) on obligation	(649)	124	76

Total included in staff costs	$(58)	$1,022	$759

The principal actuarial assumptions used were as follows:

	Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Discount rate (percent)	4.8	4.7	4.5
Future salary increases (percent)	4.4	4.3	4.4

14.	Share-based compensation

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

The effect of recording share-based compensation expense for the years ended June 29, 2012, June 24, 2011 and June 25, 2010 was as follows:

	Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Share-based compensation expense by type of award:
Share options	$3,443	$2,943	$655
Restricted shares	1,206	517	—

Total share-based compensation expense	4,649	3,460	655
Tax effect on share-based compensation expense	—	—	—

Net effect on share-based compensation expense	$4,649	$3,460	$655

Share-based compensation expense was recorded in the consolidated statements of operations as follows: cost of revenues of $1,546, $1,147 and $301 for the years ended June 29, 2012, June 24, 2011 and June 25, 2010, respectively; and SG&A expenses of $3,103, $2,313 and $354 for the years ended June 29, 2012, June 24, 2011 and June 25, 2010, respectively. The Group did not capitalize any share-based compensation expense as part of any asset costs during the years ended June 29, 2012, June 24, 2011 and June 25, 2010.

Share-based award activity

Share options have been granted to directors and employees. As of June 29, 2012, there were 189,540 share options outstanding under the Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

On March 12, 2010, the Company’s shareholders adopted the 2010 Performance Incentive Plan (the “2010 Plan”), and on December 20, 2010, the Company’s shareholders adopted an amendment to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan. A total of 2,000,000 ordinary shares are authorized for issuance under the 2010 Plan, plus any shares subject to share options under the 1999 Plan outstanding as of June 24, 2010, that expire, are canceled or terminate after such date. As of June 29, 2012, there were an aggregate of 1,280,750 share options outstanding, 168,275 restricted share units outstanding and 500,341 ordinary shares available for future grant under the 2010 Plan.

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

During the years ended June 29, 2012, June 24, 2011 and June 25, 2010, the Group granted options to purchase an aggregate of 590,537, 1,012,367, and 168,500 ordinary shares, respectively, with an estimated total grant date fair value of $4,267, $6,377 and $773, respectively, and a weighted average grant date fair value of $7.23, $6.30 and $4.58 per share, respectively.

The weighted average exercise price of options granted during the year ended June 29, 2012 was $14.82 per share. The total fair value of shares vested during the years ended June 29, 2012, June 24, 2011 and June 25, 2010 was $2,440, $1,738 and $1,264, respectively. The total intrinsic value of options exercised during the years ended June 29, 2012, June 24, 2011 and June 25, 2010 was $3,278, $9,803 and $3,151, respectively. In conjunction with these exercises, there was no tax benefit realized by the Company due to the fact that it is exempted from income tax. The amount of cash received from the exercise of share options was $1,000 during the year ended June 29, 2012.

Determining Fair Value

Valuation Method—The Group estimated the fair value of its ordinary shares to be used in the Black-Scholes-Merton (“BSM”) option-pricing formula by taking into consideration a number of assumptions.

Expected Dividend—The Group used zero as an annualized dividend yield since it did not anticipate paying any cash dividends in the near future.

Expected Volatility—As the Group did not have a sufficient trading history to use the volatility of its ordinary shares, management based its expected volatility on a comparable industry index as a reasonable measure of expected volatility in accordance with the guidance of FASB ASC 718.

Risk-Free Interest Rate—The Group based the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the option.

Expected Term—Expected terms used in the BSM option-pricing formula represent the periods that the Group’s share options are expected to be outstanding and are determined based on the Group’s historical experience of similar awards, giving consideration to the contractual terms of the share options, vesting schedules and expectations of future employee behavior.

Vesting Period—The Group’s share options generally vest and become exercisable over a four-year period, and expire 7 years from the date of grant. For an initial grant, 25 percent of the underlying shares subject to an option vest 12 months after the vesting commencement date and 1/48 of the underlying shares vest monthly over each of the subsequent 36 months. In the case of any additional grants to an optionee, 1/48 of the underlying shares subject to an option vest monthly over four years, commencing one month after the vesting commencement date.

Fair Value—The fair value of the Group’s share options granted to employees for the years ended June 29, 2012, June 24, 2011 and June 25, 2010 was estimated using the following weighted-average assumptions:

	June 29, 2012	June 24, 2011	June 25, 2010
Dividend yield	—	—	—
Expected volatility	61.3%	42.3%	43.4%
Risk-free rate of return	0.90%	1.21%	2.26%
Expected term (in years)	4.36	4.54	4.55

The following summarizes share option activity under the 1999 Plan:

	Number of Shares Underlying Options			Weighted-Average Exercise Price Per Share
	Year Ended			Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010	June 29, 2012	June 24, 2011	June 25, 2010
Shares underlying options outstanding at beginning of the period	423,205	858,005	1,023,592	$4.34	$3.66	$2.77
Granted	—	—	168,500	—	—	5.77
Exercised	(225,731)	(418,048)	(285,108)	3.58	2.95	1.70
Forfeited	(6,805)	(10,852)	(19,219)	5.92	5.48	5.32
Expired	(1,129)	(5,900)	(29,760)	5.75	2.78	2.67

Shares underlying options outstanding at end of the period	189,540	423,205	858,005	$5.18	$4.34	$3.66

Shares underlying options exercisable at end of the period	133,578	292,514	593,409	$4.94	$3.75	$2.93

The following summarizes information for share options outstanding as of June 29, 2012 under the 1999 Plan:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	1,000	$2.00	0.25
	4,925	2.25	0.62
	3,100	2.75	1.17
	1,600	3.00	1.19
	20,021	3.50	1.51
	3,605	4.25	2.17
	6,415	4.75	2.42
	11,156	5.00	2.63
	5,480	5.25	2.85
	26,250	5.50	3.16
	101,788	5.75	4.30
	4,200	6.25	4.85

Options outstanding	189,540		3.42	$1,396

Options exercisable	133,578		3.03	$1,016

As of June 29, 2012, $52 of estimated share-based compensation expense related to share options under the 1999 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 1.39 years.

The following summarizes share option activity under the 2010 Plan:

	Number of Shares Underlying Options			Weighted-Average Exercise Price Per Share
	Year Ended			Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010	June 29, 2012		June 24, 2011	June 25, 2010
Shares underlying options outstanding at beginning of the period	925,921	—	—	$		$—	$—
Granted	590,537	1,012,367	—		14.82	17.37	—
Exercised	(11,619)	(20,281)	—		16.60	16.83	—
Forfeited	(211,491)	(66,165)	—		16.51	17.51	—
Expired	(12,598)	—	—		19.51	—	—

Shares underlying options outstanding at end of the period	1,280,750	925,921	—		$16.32	$17.37	$—

Shares underlying options exercisable at end of the period	399,068	112,343	—		$16.66	$17.05	$—

The following summarizes information for share options outstanding as of June 29, 2012 under the 2010 Plan:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	40,000	$13.77	5.15
	658,955	16.83	5.29
	30,000	15.05	5.35
	33,944	25.50	5.55
	9,800	26.16	5.60
	12,800	23.62	5.85
	199,502	15.16	6.14
	255,739	14.12	6.37
	31,160	19.36	6.62
	5,550	18.60	6.67
	3,300	12.83	6.86

Options outstanding	1,280,750		5.69	$0

Options exercisable	399,068		5.47	$0

As of June 29, 2012, $2,570 of estimated share-based compensation expense related to share options under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 2.88 years.

Restricted share units

Restricted share units may be granted under the 2010 Plan. Restricted share units granted to non-employee directors generally cliff vest 100% on the first of January, approximately 1 year from the grant date. Restricted share units granted to executives generally vest as to 1/4th of the shares over 4 years on each anniversary of the vesting commencement date.

The following summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares Underlying Restricted Share Units			Weighted-Average Grant Date Fair Value Per Share
	Year Ended			Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010	June 29, 2012	June 24, 2011	June 25, 2010
Unvested balance at beginning of the period	25,900	—	—	$21.62	$—	$—
Granted	211,266	43,420	—	14.37	18.47	—
Issued	(25,900)	(17,520)	—	21.62	13.82	—
Forfeited	(42,991)	—	—	14.07	—	—
Vested	—	—	—	—	—	—

Unvested balance at end of the period	168,275	25,900	—	$14.44	$21.62	$—

As of June 29, 2012, $1,501 of estimated share-based compensation expense related to restricted share units under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 2.96 years.

15.	Employee contribution plan

The Group operates a defined contribution plan, known as a provident fund, in its Thailand subsidiary. The assets of this plan are in a separate trustee-administered fund. The provident fund is funded by matching payments from employees and by the subsidiary on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Group’s contributions to the provident fund amounted to $2,299, $2,066 and $1,448 in the years ended June 29, 2012, June 24, 2011 and June 25, 2010, respectively.

The Group sponsors the Fabrinet US 401(k) Retirement Plan (the “401(k) Plan”), a Defined Contribution Plan under ERISA, at its Fabrinet USA, Inc. and FBN New Jersey Manufacturing, Inc. subsidiaries, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 80% of their annual compensation, subject to annual contributions limits established by the Internal Revenue Service.

The Plan provided for a 100% match of employees’ contributions up to the first 6% of annual compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $196, $189 and $145 in the years ended June 29, 2012, June 24, 2011 and June 25, 2010, respectively.

16.	Shareholders’ equity

Share capital

The Company’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

In the year ended June 29, 2012, the Company issued 237,350 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $4.21 per share, and 25,900 ordinary shares upon the vesting of restricted share units.

In the year ended June 24, 2011, the Company issued 438,329 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $3.59 per share, and 17,520 ordinary shares upon the vesting of restricted share units.

In the year ended June 25, 2010, the Company issued 285,108 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $1.70 per share.

All such issued shares are fully paid.

17.	Related party transactions and balances

JDS Uniphase Corporation, a customer of Fabrinet, held 0%, 0% and 1.1% of the Company’s share capital (fully diluted) as of June 29, 2012, June 24, 2011 and June 25, 2010, respectively. A representative from JDS Uniphase Corporation served as a director of Fabrinet until August 2007. JDS Uniphase Corporation participated in the Company’s initial public offering as a selling shareholder and sold 1,606,850 ordinary shares as of June 25, 2010, which reduced its share ownership to 1.1% (fully diluted) as of such date. Therefore, JDS Uniphase Corporation was no longer considered a related party as of such date. On July 6, 2010, JDS Uniphase Corporation sold all of its remaining 393,150 ordinary shares pursuant to the underwriters’ option to purchase additional shares.

Asia Pacific Growth Fund III, L.P. held 26.2%, 26.5% and 46.1% of the Company’s share capital (fully diluted) as of June 29, 2012, June 24, 2011 and June 25, 2010, respectively. Currently, the Group has no commercial transactions with Asia Pacific Growth Fund III, L.P.

The following transactions were carried out with related parties:

	Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
Revenues
Sales of goods:
JDS Uniphase Corporation	$—	$—	$81,164

Cost of revenues
Purchases of goods:
JDS Uniphase Corporation	$—	$—	$19,289

18.	Employee performance bonuses and executive incentive plan

The Group did not maintain an executive incentive plan during the years ended June 29, 2012 and June 25, 2010. For the year ended June 24, 2011, the Group maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and earnings per share milestones for the fiscal year, and qualitative objectives. Bonuses under the fiscal 2011 executive incentive plan were payable in fiscal 2012. During the years ended June 24, 2011 and June 29, 2012, discretionary merit-based bonus awards were also available to Fabrinet’ s non-executive employees. Charges to the income statement for bonus distributions to employees were $1,698, $4,453 and $0 for the years ended June 29, 2012, June 24, 2011 and June 25, 2010, respectively.

19.	Commitments and contingencies

Bank guarantees

As of June 29, 2012 and June 24, 2011, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $660 and $686, respectively.

Operating lease commitments

The Group leases a portion of its capital equipment and certain land and buildings for its facilities in Thailand, China and New Jersey under operating lease arrangements that expire in various years through 2015. Rental expense under these operating leases amounted to $1,777, $1,938 and $1,791 for the years ended June 29, 2012, June 24, 2011 and June 25, 2010, respectively. On March 23, 2012, the Group notified its landlord of its intent to terminate the lease agreement for land and buildings at its Chokchai Campus in Thailand effective on April 30, 2012.

As of June 29, 2012, the future minimum lease payments due under non-cancelable leases are as follows at the end of each fiscal year below:

2013	$778
2014	180
2015	59
2016	15

Total minimum operating lease payments	$1,032

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

As of June 29, 2012, there was an outstanding commitment to third parties of $899 relating to the development of Pinehurst Building 6.

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

20.	Business segments and geographic information

The Group evaluates its reportable segments in accordance with FASB ASC Topic 280, Segment Reporting. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Group’s chief operating decision maker is Fabrinet’s board of directors. As of June 29, 2012, the Group operated and internally managed a single operating segment. Accordingly, the Group does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

The Group operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
North America	$272,659	$324,108	$252,662
Asia-Pacific	189,455	277,014	197,097
Europe	102,618	142,448	55,953

	$564,732	$743,570	$505,712

Significant customers

Total revenues are attributed to a particular geographic area based on the bill-to location of the customer. As of June 29, 2012, the Group had approximately $210 of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Year Ended
	June 29, 2012	June 24, 2011	June 25, 2010
JDS Uniphase Corporation	25%	21%	16%
Oclaro, Inc.	12	17	17
Finisar Corporation	10	10	12
Opnext, Inc.	*	10	14
Emcore Corporation	*	*	10

*	Less than 10% of total revenues in the period.

The loss of any single significant customer could have a material adverse effect on the Group’s results of operations.

21.	Financial instruments

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

As of June 29, 2012 and June 24, 2011, the Group had outstanding foreign currency assets and liabilities as follows:

	June 29, 2012		June 24, 2011
	Currency	$	Currency	$
Assets
Thai baht	526,487	16,541	425,872	13,904
RMB	103,014	16,287	85,478	13,411

		32,828		27,315

Liabilities
Thai baht	732,502	23,013	669,367	21,853
RMB	21,752	3,439	36,303	5,607

		26,452		27,460

The Thai baht assets represent cash and cash equivalents, accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. The Group manages its exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 29, 2012, there was $30,000 in selling forward contracts outstanding on the Thai baht payables and. As of June 24, 2011, there was $30,000 in selling forward contracts outstanding on the Thai baht payables and an undrawn committed loan in Thai baht equivalent to $28,000.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of June 29, 2012 and June 24, 2011, there was none and $4,000, respectively, in selling RMB to U.S. dollar forward contracts.

Unrealized losses from fair market value of derivatives as of June 29, 2012 amounted to $162.

Interest Rate Risk

The Group’s principal interest bearing assets are time deposits held with high quality financial institutions. The Group’s principal interest bearing liabilities are bank loans which bear interest at floating rates.

22.	Expenses related to flooding

The Company suspended production at all of its manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 because of severe flooding in Thailand. The Company never resumed and has ceased production permanently at its Chokchai facilities. Company personnel, insurance adjusters, professional asset valuation advisors, equipment restoration contractors and forensic accounting experts have assessed, and continue to assess, the damage to property, inventory and equipment, including consigned assets held by the Company on behalf of its customers, as well as the impact of business interruption to the Company. The following is a summary of all known costs incurred as a result of this event recognized in the Company’s consolidated statements of operations for the year ended June 29, 2012:

Year Ended
June 29, 2012
(in thousands)
Loss from written-off owned inventories	$16,612
Loss from written-off leased building improvement	1,431
Loss from written-off owned machinery and equipment	1,098
Loss from written-off investments in lease and prepayment	3,532
Loss from consigned inventories	11,748
Loss from consigned machinery and equipment	48,450
Estimated restoration cost of leased building	1,000
Payroll and other expenses	7,712
Flood protection, salvage and increased expenses	5,703

Total	$97,286

The Company has submitted claims to its insurers for business interruption losses attributable to the effects of flooding during the second and third quarters of fiscal 2012, as well as claims for owned and consigned inventory losses, owned and consigned equipment losses, and damage to its buildings at Pinehurst, which it owns, and Chokchai, which it leased. In the first quarter of fiscal 2013, the Company plans to submit a claim for business interruption losses for the three months ended June 29, 2012. The Company expects to experience additional business interruption losses during the first quarter of fiscal 2013, and therefore expects to submit an additional claim for such losses in the second quarter of fiscal 2013.

A number of exclusions and limitations in the Company’s policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount that the Company will ultimately recover for its losses from its insurers. In addition, the Company’s insurers could reject the valuation methodologies the Company has used to estimate its losses and apply different valuation methodologies, which could also reduce the Company’s aggregate recovery amount. However, based on the information that the Company has at this time, the Company believes that it will ultimately recover a majority of its losses. The Company further believes that, although the difference between its aggregate claims and its insurance recoveries may ultimately be material, this will not have a material and adverse effect on the Company’s financial condition or results of operation. The Company continues to have discussions with its customers regarding their assessments of the damage to, and valuation of, the consigned inventory and assets that were under the Company’s care, custody and control at its Chokchai facility. In some cases, there may be material differences between the Company’s assessments and its customers’ assessments. There may also be differences of opinions regarding who bears responsibility for certain losses as a result of the flooding. The Company continues to review these differences with its customers and, depending on the outcome of these discussions, the Company may incur additional costs and expenses in connection with its customers’ recovery efforts. The Company will recognize insurance recoveries if and when they become realizable and probable.

23.	Expenses related to reduction in workforce

As part of the Group’s ongoing efforts to achieve greater efficiencies in all areas of its business, during the fourth quarter of fiscal 2012, the Group implemented a reduction in workforce and incurred expenses of approximately $2.0 million, which represented severance and benefits costs incurred for the termination of approximately 170 employees in accordance with contractual obligations and local regulations.

24.	Principal subsidiaries

The subsidiaries of the Group are:

Name	Business	Country of Incorporation	Percent interest
Fabrinet Co., Ltd.	Manufacturing and assembly	Thailand	99.99
Fabrinet USA, Inc.	Marketing and administrative support services	United States of America (California)	100
FBN New Jersey Manufacturing, Inc.	Manufacturing and assembly	United States of America (Delaware)	100
Fabrinet China Holdings	Holding company	Mauritius Island	100
CASIX Inc. (a wholly-owned subsidiary of Fabrinet China Holdings)	Manufacturing and assembly	People’s Republic of China	100
Fabrinet Pte., Ltd.	Sales and administrative support services and supply chain sourcing center	Singapore	100
Fabrinet AB	Business development in Scandinavia and Europe	Sweden	100

All subsidiaries are unlisted.

25.	Subsequent events

The Company believes that there are no subsequent events that require disclosure.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters in the fiscal years ended June 29, 2012 and June 24, 2011:

	Three Months Ended
	Jun 29, 2012	Mar 30, 2012	Dec 30, 2011	Sep 30, 2011	Jun 24, 2011	Mar 25, 2011	Dec 24, 2010	Sep 24, 2010
	(in thousands, except per share data)
Total revenues	$142,757	$139,019	$96,609	$186,347	$190,348	$194,851	$184,631	$173,740

Gross profit	15,220	14,881	8,929	22,884	23,985	25,323	23,663	21,776

Net income (loss)	$7,457	$(46,325)	$(33,254)	$15,655	$16,655	$16,663	$15,806	$15,205

Basic net income (loss) per share:
Net income (loss)	$0.22	$(1.35)	$(0.97)	$0.46	$0.49	$0.49	$0.47	$0.45

Weighted-average shares used in basic net income (loss) per share calculations	34,469	34,440	34,396	34,223	34,189	33,969	33,768	33,761

Diluted net income (loss) per share:
Net income (loss)	$0.22	$(1.35)	$(0.96)	$0.45	$0.48	$0.49	$0.46	$0.44

Weighted-average shares used in diluted net income (loss) per share calculations	34,624	34,440	34,544	34,502	34,595	34,232	34,450	34,351

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 28, 2012.

FABRINET
By:	/s/ TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David T. Mitchell and Toh-Seng Ng and each of them, as his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID T. MITCHELL David T. Mitchell	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	August 28, 2012

/s/ TOH-SENG NG Toh-Seng Ng	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	August 28, 2012

/s/ HOMA BAHRAMI Homa Bahrami	Director	August 28, 2012

/s/ MARK A. CHRISTENSEN Mark A. Christensen	Director	August 28, 2012

/s/ THOMAS F. KELLY Thomas F. Kelly	Director	August 28, 2012

/s/ FRANK H. LEVINSON Frank H. Levinson	Director	August 28, 2012

/s/ ROLLANCE E. OLSON Rollance E. Olson	Director	August 28, 2012

Signature	Title	Date

/s/ VIRAPAN PULGES Virapan Pulges	Director	August 28, 2012

/s/ WILLIAM J. PERRY William J. Perry	Director	August 28, 2012

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.
3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	3.1	May 3, 2010	333-163258

4.1	Specimen Ordinary Share Certificate	S-1/A	4.1	June 14, 2010	333-163258

10.1.1+	Fabrinet Amended and Restated 1999 Share Option Plan	10-K	10.1.1	September 8, 2010	001-34775

10.1.2+	Form of Share Option Agreement under the Fabrinet Amended and Restated 1999 Share Option Plan	S-1	10.1.2	November 7, 2007	333-147191

10.2.1+	Fabrinet 2010 Performance Incentive Plan	8-K	10.1	December 23, 2010	001-34775

10.2.2+	Form of Share Option Award Agreement under the Fabrinet 2010 Performance Incentive Plan	S-1/A	10.2.2	May 3, 2010	333-163258

10.2.3+	Form of Notice of Grant of Restricted Shares under the Fabrinet 2010 Performance Incentive Plan	S-1/A	10.2.3	May 3, 2010	333-163258

10.3.1+	Employment Agreement, effective as of January 1, 2000, by and between David T. Mitchell and Fabrinet USA, Inc. (subsequently assumed by the registrant)	S-1/A	10.3.1	December 28, 2009	333-163258

10.3.2+	Amendment to Employment Agreement, dated December 29, 2008, by and between David T. Mitchell and the registrant	S-1	10.3.2	November 20, 2009	333-163258

10.4.1+	Offer Letter, dated April 29, 2005, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	S-1	10.3.1	November 7, 2007	333-147191

10.4.2+	Amendment to Offer Letter, dated February 14, 2007, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	S-1	10.3.2	November 7, 2007	333-147191

10.4.3+	Amendment to Offer Letter, dated December 29, 2008, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	S-1	10.4.3	November 20, 2009	333-163258

10.5+	Employment Agreement, dated July 1, 2007, by and between Dr. Harpal Gill and Fabrinet Co., Ltd.	S-1	10.5	November 7, 2007	333-147191

10.6+	Description of discretionary bonus payment to Dr. Harpal Gill	8-K, Item 5.02	N/A	February 16, 2012	001-34755

10.7+	Employment Offer Letter, dated August 20, 2012, between Paul Kalivas and Fabrinet USA, Inc.

10.8+	Employment Offer Letter, dated December 30, 2011, between the registrant and John Marchetti	8-K	10.1	May 9, 2012	001-34755

10.9+	Employment Offer Letter, dated February 3, 2012, between the registrant and Toh-Seng Ng	8-K	10.2	May 9, 2012	001-34755

10.10+	Form of Indemnification Agreement	S-1/A	10.10	January 28, 2010	333-163258
10.11+	Description of Fiscal 2013 Executive Incentive Plan	8-K, Item 5.02	N/A	August 20, 2012	001-34775

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.
10.12	Manufacturing Agreement, dated May 29, 2005, by and between the registrant and FBN New Jersey Holdings Corp.	S-1	10.10	November 7, 2007	333-147191

10.13	Manufacturing Agreement, dated January 2, 2000, by and between the registrant and Fabrinet Co., Ltd.	S-1	10.11	November 7, 2007	333-147191

10.14	Administrative Services Agreement, dated January 2, 2000, by and between the registrant and Fabrinet USA, Inc.	S-1	10.12	November 7, 2007	333-147191

10.15	Administrative Services Agreement, dated July 3, 2008, by and between the registrant and Fabrinet Pte. Ltd.	S-1	10.14	November 20, 2009	333-163258

10.16.1	Loan Agreement, dated April 4, 2007, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.19	November 7, 2007	333-147191

10.16.2	Supplemental Memorandum of Agreement, dated December 14, 2007, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.20.2	November 20, 2009	333-163258

10.16.3	Memorandum of Agreement, dated August 8, 2008, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.20.3	November 20, 2009	333-163258

10.17	Lease Agreement, dated July 1, 2010, by and between Donly Corporation and FBN New Jersey Manufacturing, Inc. DBA VitroCom	10-K	10.21	September 8, 2010	001-34775

10.18	Land Mortgage Agreement, dated April 5, 2007, by and between TMB Bank Public Company Limited and Fabrinet Co., Ltd. (in Thai with English translation)	S-1	10.25	November 7, 2007	333-147191

10.19	Registration Rights Agreement, dated June 22, 2010, by and among the registrant, Asia Pacific Growth Fund III, L.P., H&Q Asia Pacific, Ltd., the David T. Mitchell Separate Property Trust, the Gabriel T. Mitchell Trust, the Alexander T. Mitchell Trust, the Sean T. Mitchell Trust, JDS Uniphase Corporation and Shea Ventures, LLC	S-1/A	10.26	June 14, 2010	333-163258

10.20†	Primary Contract Manufacturing Agreement, dated January 1, 2008, by and between JDS Uniphase Corporation and the registrant	S-1/A	10.27	January 19, 2010	333-163258

10.21	Facility Agreement, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co., Ltd.	8-K	10.1	August 16, 2011	001-34755

10.22	General Terms and Conditions of Facility, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co., Ltd.	8-K	10.2	August 16, 2011	001-34755

10.23	Confirmation for Cross Currency Swap Transaction, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co., Ltd.	8-K	10.3	August 16, 2011	001-34755

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.
10.24	Business Development Service Agreement, dated January 2, 2011, by and between the registrant and Fabrinet AB	10-K	10.26	August 31, 2011	001-34755

10.25.1+	Offer Letter, dated April 15, 2000, by and between Mark J. Schwartz and Fabrinet USA, Inc.	S-1	10.4	November 7, 2007	333-147191

10.25.2+	Amendment to Offer Letter, dated June 16, 2008, by and between Mark J. Schwartz and Fabrinet USA, Inc.	S-1	10.6.2	November 20, 2009	333-163258

10.25.3+	Amendment to Offer Letter, dated December 29, 2008, by and between Mark J. Schwartz and Fabrinet USA, Inc.	S-1	10.6.3	November 20, 2009	333-163258

21.1	List of Subsidiaries	S-1	21.1	February 18, 2011	333-172355

23.1	Consent of PricewaterhouseCoopers ABAS Ltd.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been requested for portions of this exhibit.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.