Form 10-Q
period 2011-09-28
Fabrinet
filed 2012-11-06
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2012

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

As of October 26, 2012, the registrant had 34,496,237 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED SEPTEMBER 28, 2012

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)
	September 28, 2012	June 29, 2012
Assets
Current assets
Cash and cash equivalents	$115,394	$115,507
Trade accounts receivable, net	137,858	128,253
Inventory, net	110,691	103,223
Deferred tax assets	2,479	4,088
Prepaid expenses	2,388	3,571
Other current assets	5,918	6,029

Total current assets	374,728	360,671

Non-current assets
Property, plant and equipment, net	98,127	97,923
Intangibles, net	305	380
Deferred tax assets	3,244	1,764
Deposits and other non-current assets	636	624

Total non-current assets	102,312	100,691

Total assets	$477,040	$461,362

Liabilities and Shareholders’ Equity
Current liabilities
Long-term loans from banks, current portion	$9,668	$9,668
Trade accounts payable	91,919	86,000
Construction-related payable	928	2,222
Income tax payable	584	353
Deferred tax liability	1,532	1,405
Accrued payroll, bonus and related expenses	6,788	5,181
Accrued expenses	2,619	2,630
Other payables	4,132	6,601
Liabilities to third parties due to flood losses	57,198	61,198

Total current liabilities	175,368	175,258

Non-current liabilities
Long-term loans from banks, non-current portion	26,494	28,911
Severance liabilities	4,774	4,420
Other non-current liabilities	2,298	2,064

Total non-current liabilities	33,566	35,395

Total liabilities	208,934	210,653

Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of September 28, 2012 and June 29, 2012)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 34,496,237 shares and 34,470,829 shares issued and outstanding as of September 28, 2012 and June 29, 2012, respectively)	345	345
Additional paid-in capital	66,840	65,462
Retained earnings	200,921	184,902

Total shareholders’ equity	268,106	250,709

Total Liabilities and Shareholders’ equity	$477,040	$461,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share data)
	Three Months Ended
	September 28, 2012	September 30, 2011
Revenues	$158,625	$186,347
Cost of revenues	(140,903)	(163,463)

Gross profit	17,722	22,884
Selling, general and administrative expenses	(5,859)	(6,638)
Income (expense) related to flooding	4,820	—

Operating income	16,683	16,246
Interest income	188	195
Interest expense	(286)	(74)
Foreign exchange gain (loss), net	277	(187)
Other income	190	97

Income before income taxes	17,052	16,277
Income tax expense	(1,033)	(622)

Net income	$16,019	$15,655

Earnings per share
Basic	$0.46	$0.46
Diluted	0.46	0.45
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	34,485	34,223
Diluted	34,670	34,502

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)
	Three Months Ended
	September 28, 2012	September 30, 2011
Cash flows from operating activities
Net income for the period	$16,019	$15,655
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,522	2,497
Amortization of intangibles	75	102
Loss (gain) on disposal of property, plant and equipment	1	(4)
Income (expense) related to flooding	(4,820)	—
Proceeds from insurers for business interruption losses related to flooding	4,741	—
Allowance for (reversal of) doubtful accounts	(49)	15
Unrealized (gain) loss on exchange rate and fair value of derivative	(714)	576
Share-based compensation	1,254	988
Deferred income tax	256	(201)
Other non-cash expenses	588	188
Inventory obsolescence	(166)	9
Changes in operating assets and liabilities
Trade accounts receivable	(9,556)	(4,743)
Inventory	(7,302)	(94)
Other current assets and non-current assets	1,299	1,493
Trade accounts payable	5,919	(6,772)
Income tax payable	231	657
Other current liabilities and non-current liabilities	(349)	(524)
Liabilities to third parties due to flood losses	(4,000)	—

Net cash provided by operating activities	5,949	9,842

Cash flows from investing activities
Purchase of property, plant and equipment	(4,126)	(5,862)
Purchase of intangibles	—	(15)
Purchase of assets for lease under direct financing leases	—	(2,824)
Proceeds from direct financing leases	—	713
Proceeds from disposal of property, plant and equipment	—	5
Proceeds from insurers in settlement of claim related to flood damage to Pinehurst building	79	—

Net cash used in investing activities	(4,047)	(7,983)

Cash flows from financing activities
Receipt of long-term loans from banks	—	4,000
Repayment of long-term loans from banks	(2,417)	(917)
Proceeds from issuance of ordinary shares under employee share option plans	124	60

Net cash (used in) provided by financing activities	(2,293)	3,143

Net (decrease) increase in cash and cash equivalents	(391)	5,002

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	115,507	127,282
(Decrease) increase in cash and cash equivalents	(391)	5,002
Effect of exchange rate on cash and cash equivalents	278	65

Cash and cash equivalents at end of period	$115,394	$132,349

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and organization

General

Fabrinet (“Fabrinet” or the “Company”) was incorporated on August 12, 1999, and commenced operations on January 1, 2000. The Company is an exempted company incorporated with limited liability, and is domiciled in the Cayman Islands, British West Indies. Fabrinet and its direct and indirect subsidiaries are referred to as the “Group”.

The Group provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (OEMs) of complex products, such as optical communication components, modules and sub-systems, industrial lasers and sensors. The Group offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, advanced packaging, integration and full product assembly and test. The Group focuses primarily on the production of low-volume, high-mix products.

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

Asia Pacific Growth Fund III, L.P. held 26.1% and 26.2% of the Company’s share capital (fully diluted) as of September 28, 2012 and June 29, 2012, respectively.

2.	Accounting policies

Basis of presentation

The condensed consolidated financial statements of Fabrinet included herein have been prepared on a basis consistent with the June 29, 2012 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These condensed consolidated financial statements should be read in conjunction with the June 29, 2012 audited consolidated financial statements and notes thereto. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Fabrinet’s results of operations for the three months ended September 28, 2012 and September 30, 2011 are not necessarily indicative of future operating results.

The preparation of the Group’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of total revenues and expense during the year. The Group bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Group’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for doubtful accounts, income taxes and inventory obsolescence, among others. In addition, as the Company continues to realize the extent of the impact on the Company’s operations of the flooding in Thailand that occurred during October and November 2011, the Company has made estimates and assumptions in the determination of losses and recoveries recognized in the condensed consolidated financial statements. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that estimates or assumptions prove to differ from actual results, adjustments will be made in subsequent periods to reflect more current information.

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended September 28, 2012 and September 30, 2011 consisted of 13 weeks and 14 weeks, respectively. Fiscal year 2013 will be comprised of 52 weeks and will end on June 28, 2013.

Concentration of credit risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

As of September 28, 2012, the Group’s cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. The Group had three customers that each contributed to 10% or more of its total accounts receivable as of September 28, 2012 and June 29, 2012.

Accounts receivable include amounts due from companies that are monitored by the Group for credit worthiness. Management has implemented a program to closely monitor near term cash collection and credit exposures and believes no material loss will be incurred.

Recent accounting pronouncements

In July 2012, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02 – Intangibles—Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. Under the amendments in ASU No. 2012-02, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. This guidance is effective for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12 – Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. Under the amendments in ASU No. 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income and, where other comprehensive income is presented, by component of other comprehensive income for both annual and interim financial periods. The amendments in ASU No. 2011-12 supersede changes to those paragraphs in ASU No. 2011-05 that pertain to how, when, and where reclassification adjustments are presented. All other requirements in ASU No. 2011-05 are not affected by this amendment, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance in the first quarter of fiscal year 2013. This guidance did not impact the Company’s presentation, financial position, and results of operations.

In December 2011, the FASB issued ASU No. 2011-11 – Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. The amendments in ASU No. 2011-11 will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-10-45. Information about offsetting and related arrangements will enable users of an entity’s financial statements to understand the effect of those arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of ASU No. 2011-11. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

3.	Earnings per ordinary share

Basic earnings per ordinary share are computed by dividing reported net income by the weighted average number of ordinary shares outstanding during each period.

	Three Months Ended
	September 28, 2012	September 30, 2011
Net income attributable to shareholders	$16,019	$15,655
Weighted average number of ordinary shares outstanding (thousands of shares)	34,485	34,223
Basic earnings per ordinary share	$0.46	$0.46

Diluted earnings per ordinary share are computed by dividing reported net income by the weighted average number of ordinary shares and dilutive ordinary equivalent shares outstanding during each period. Dilutive ordinary equivalent shares consist of share options and restricted shares. Diluted earnings per ordinary share is calculated as follows:

	Three Months Ended
	September 28, 2012	September 30, 2011
Net income used to determine diluted earnings per ordinary share	$16,019	$15,655
Weighted average number of ordinary shares outstanding (thousands of shares)	34,485	34,223
Adjustment for incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	185	279

Weighted average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	34,670	34,502

Diluted earnings per ordinary share	$0.46	$0.45

Options to purchase 1,237,877 shares were outstanding at September 28, 2012, but were not included in the computation of diluted earnings per ordinary share because the exercise price of the options was greater than the average market price of the underlying shares.

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

The following table sets forth the Company’s applicable assets measured at fair value on a recurring basis as of September 28, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Derivative assets	$—	$262	$—	$262

Total assets measured at fair value	$—	$262	$—	$262

The above derivative assets are classified in other current assets on the condensed consolidated balance sheet.

The following table sets forth the Company’s applicable liabilities measured at fair value on a recurring basis as of June 29, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Liabilities
Derivative liabilities	$—	$162	$—	$162

Total liabilities measured at fair value	$—	$162	$—	$162

The above derivative liabilities are classified in accrued expenses on the consolidated balance sheet.

5.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts for the three months ended September 28, 2012 and September 30, 2011 were as follows:

	Balance at Beginning of Period	Charged to Expense / (Credited to Income)	Balance at End of Period
Period ended September 28, 2012	$203	$(49)	$154
Period ended September 30, 2011	$79	$15	$94

6.	Inventory

	September 28, 2012	June 29, 2012
Raw materials	$40,687	$45,309
Work in progress	51,548	43,879
Finished goods	9,231	8,760
Goods in transit	11,760	7,976

	113,226	105,924
Less Inventory obsolescence	(2,535)	(2,701)

Inventory, net	$110,691	$103,223

7.	Investment in leases

Investment in direct financing leases primarily consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of September 28, 2012 and June 29, 2012:

	September 28, 2012	June 29, 2012
Total minimum lease payments receivable	$—	$3,522
Estimated residual values of leased equipment	—	—

Investment in direct financing leases	—	3,522
Less: unearned income	—	(186)

	$—	$3,336
Less: written-off of investment in direct financing leases	—	(3,336)

Net investment in direct financing leases	$—	$—

In the three months ended December 30, 2011, investment in leases of $3,336 was written-off because the underlying assets were damaged in the severe flooding that occurred in Thailand during October and November 2011.

8.	Intangibles

The following tables present details of the Group’s intangibles:

	September 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,457	$(3,152)	$305

Total intangibles	$3,457	$(3,152)	$305

	June 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,457	$(3,077)	$380

Total intangibles	$3,457	$(3,077)	$380

The Group recorded amortization expense relating to intangibles of $75 and $102 for the three months ended September 28, 2012 and September 30, 2011, respectively.

Based on the carrying amount of intangibles as of September 28, 2012, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year below is as follows:

2013	$142
2014	93
2015	64
2016	5
2017	1

Total amortization	$305

9.	Borrowings

Bank borrowings and long-term debt was comprised of the following:

	September 28, 2012	June 29, 2012
Long-term loans from banks	$36,162	$38,579

Total borrowings	$36,162	$38,579

Long-term loans from banks consisted of:
Current portion	$9,668	$9,668
Non-current portion	26,494	28,911

At September 28, 2012 and June 29, 2012, the Group had outstanding borrowings under long-term loan agreements with banks totaling $36,162 and $38,579, respectively, which consisted of:

Contract No.	Amount		Interest Rate Per Annum (%)	Conditions	Repayment Term
	September 28, 2012	June 29, 2012
1	$27,000	$28,500	LIBOR + 2.8% per annum	Repayable in quarterly installments within 6 years	June 2012 to March 2017
2	9,162	10,079	SIBOR + 1.5% per annum	Repayable in quarterly installments within 8 years	May 2009 to February 2015

Total	$36,162	$38,579

Certain of the long-term loans are secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral was $22,529 and $22,766 as of September 28, 2012 and June 29, 2012, respectively. The carrying amounts of borrowings approximate their fair value.

The long-term loans prescribe maximum ratios of debt to equity and minimum levels of debt service coverage ratios. As of September 28, 2012 and June 29, 2012, the Group was in compliance with its long-term loan agreements. In addition to financial ratios, certain of the Group’s packing credits and long-term loans include customary events of default.

The movements of long-term loans were as follows for the periods ended:

	September 28, 2012	September 30, 2011
Opening net book amount	$38,579	$16,377
Additional loans during the period	—	4,000
Repayment during the period	(2,417)	(917)

Closing net book amount	$36,162	$19,460

As of September 28, 2012, future maturities of long-term debt were as follows at the end of each fiscal year below:

2013	$7,251
2014	9,668
2015	8,743
2016	6,000
2017	4,500

Total	$36,162

Credit facilities:

Undrawn available credit facilities at September 28, 2012 and June 29, 2012 totaled:

	September 28, 2012	June 29, 2012
Bank borrowings:
Short-term loans	$8,414	$8,241

10.	Income taxes

As of September 28, 2012, the liability for uncertain tax positions including accrued interest and penalties increased to $2,139 (June 29, 2012: $1,905). The Group expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.

The Group files several income tax returns in the U.S. and foreign tax jurisdictions. The tax years from 2008 to 2012 remain open to examination by U.S. federal and state tax authorities, and foreign tax authorities.

The Group’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of each entity in the Group, adjusted for discrete items arising in that quarter. If the Group’s estimated annual effective tax rate changes, the Group makes a cumulative adjustment in that quarter. The effective tax rate for the Group for the three months ended September 28, 2012 and September 30, 2011 was 6.1% and 3.8% of net income, respectively, due to the release of deferred tax assets of $313 relating to insurance proceeds received during the three months ended September 28, 2012, and additional reserves for uncertain income tax positions including accrued interest and penalties. The Group’s estimated annual effective tax rate, excluding discrete items, for the three months ended September 28, 2012, was 5.5%.

11.	Share-based compensation

Share-based compensation

In determining the grant date fair value of equity awards, the Group is required to make estimates of the fair value of the Group’s ordinary shares, expected dividends to be issued, expected volatility of the Group’s shares, expected forfeitures of the awards, risk free interest rates for the expected term of the awards, expected terms of the awards, and the vesting period of the respective awards. Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

The effect of recording share-based compensation expense for the three months ended September 28, 2012 and September 30, 2011 was as follows:

	Three Months Ended
	September 28, 2012	September 30, 2011
Share-based compensation expense by type of award:
Share options	$643	$870
Restricted share units	$611	118

Total share-based compensation expense	1,254	988
Tax effect on share-based compensation expense	—	—

Net effect on share-based compensation expense	$1,254	$988

Share-based compensation expense was recorded in the condensed consolidated statements of operations as follows: cost of revenues of $345 and $445 for the three months ended September 28, 2012 and September 30, 2011, respectively; and SG&A expenses of $909 and $543 for the three months ended September 28, 2012 and September 30, 2011, respectively. The Group did not capitalize any share-based compensation expense as part of any asset costs during the three months ended September 28, 2012 and September 30, 2011.

Share-based award activity

Share options have been granted to directors and employees. As of September 28, 2012, there were 164,132 share options outstanding under the Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

On March 12, 2010, the Company’s shareholders adopted the 2010 Performance Incentive Plan (the “2010 Plan”), and on December 20, 2010, the Company’s shareholders adopted an amendment to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan. A total of 2,000,000 ordinary shares are authorized for issuance under the 2010 Plan, plus any shares subject to share options under the 1999 Plan outstanding as of June 24, 2010, that expire, are canceled or terminate after the effective date of such date. As of September 28, 2012, there were an aggregate of 1,237,877 share options outstanding, 408,156 restricted share units outstanding, and 303,333 ordinary shares available for future grant under the 2010 Plan.

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

The following summarizes share option activity under the 1999 Plan:

	Number of Shares Underlying Options		Weighted-Average Exercise Price Per Share
	Three Months Ended		Three Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Shares underlying options outstanding at beginning of the period	189,540	423,205	$5.18	$4.34
Granted	—	—	—	—
Exercised	(25,408)	(31,385)	4.90	1.92
Forfeited	—	(4,593)	—	6.01
Expired	—	—	—	—

Shares underlying options outstanding at end of the period	164,132	387,227	$5.23	$4.52

Shares underlying options exercisable at end of the period	120,270	282,312	$5.03	$4.08

The following summarizes information for share options outstanding as of September 28, 2012 under the 1999 Plan:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	4,425	$2.25	0.36
	2,700	2.75	0.92
	1,600	3.00	0.94
	16,421	3.50	1.26
	3,305	4.25	1.92
	5,107	4.75	2.17
	10,156	5.00	2.38
	5,480	5.25	2.61
	9,500	5.50	2.91
	101,238	5.75	4.05
	4,200	6.25	4.60

Options outstanding	164,132		3.29	$1,044

Options exercisable	120,270		2.97	$789

As of September 28, 2012, $34 of estimated share-based compensation expense related to share options under the 1999 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 1.16 years.

The following summarizes share option activity under the 2010 Plan:

	Number of Shares Underlying Options		Weighted-Average Exercise Price Per Share
	Three Months Ended		Three Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Shares underlying options outstanding at beginning of the period	1,280,750	925,921	$16.32	$17.37
Granted	—	221,163	—	15.16
Exercised	—	—	—	—
Forfeited	(5,983)	(12,458)	16.39	16.70
Expired	(36,890)	—	16.63	—

Shares underlying options outstanding at end of the period	1,237,877	1,134,626	$16.31	$16.95

Shares underlying options exercisable at end of the period	456,477	174,001	$16.53	$16.86

The following summarizes information for share options outstanding as of September 28, 2012 under the 2010 Plan:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	40,000	$13.77	4.90
	624,220	16.83	5.04
	30,000	15.05	5.10
	33,144	25.50	5.30
	9,800	26.16	5.35
	12,800	23.62	5.60
	196,672	15.16	5.89
	251,231	14.12	6.12
	31,160	19.36	6.37
	5,550	18.60	6.42
	3,300	12.83	6.61

Options outstanding	1,237,877		5.45	$0

Options exercisable	456,477		5.28	$0

As of September 28, 2012, $2,022 of estimated share-based compensation expense related to share options under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 2.58 years.

Restricted share units

Restricted share units may be granted under the 2010 Plan. Restricted shares units granted to non-employee directors generally cliff vest 100% on the first of January, approximately 1 year from the date of grant. Restricted share units granted to employees generally vest as to 1/4th of the shares over 4 years on each anniversary of the vesting commencement date.

The following summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares Underlying Restricted Share Units		Weighted-Average Grant Date Fair Value Per Share
	Three Months Ended		Three Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Unvested balance at beginning of the period	168,275	25,900	$14.44	$21.62
Granted	239,881	—	12.53	—
Issued	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—

Unvested balance at end of the period	408,156	25,900	$13.32	$21.62

As of September 28, 2012, $3,591 of estimated share-based compensation expense related to restricted share units under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 3.60 years.

12.	Shareholders’ equity

Share capital

The Company’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the three months ended September 28, 2012, the Company issued 25,408 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $4.90 per share.

For the three months ended September 30, 2011, the Company issued 31,385 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $1.92 per share.

All such issued shares are fully paid.

13.	Commitments and contingencies

Bank guarantees

At September 28, 2012 and June 29, 2012, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $682 and $660, respectively.

Operating lease commitments

The Group leases a portion of its capital equipment, and certain land and buildings for its facilities in Thailand, China and New Jersey, under operating lease arrangements that expire in various calendar years through 2015. Rental expense under these operating leases amounted to $194 and $497 for the three months ended September 28, 2012 and September 30, 2011, respectively. On March 23, 2012, the Group notified its landlord of its intent to terminate the lease agreement for land and buildings at its Chokchai campus in Thailand, effective on April 30, 2012.

As of September 28, 2012, the future minimum lease payments due under non-cancelable leases were as follows at the end of each fiscal year below:

2013	583
2014	180
2015	59
2016	14

Total minimum operating lease payments	$836

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

As of September 28, 2012, there was an outstanding commitment to third parties of $22 relating to the development of Pinehurst Building 6.

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

14.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Group’s chief operating decision maker is Fabrinet’s board of directors. As of September 28, 2012, the Group operated and internally managed a single operating segment. Accordingly, the Group does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

The Group operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended
	September 28, 2012	September 30, 2011
North America	$71,090	$91,042
Asia-Pacific	55,345	59,304
Europe	32,190	36,001

	$158,625	$186,347

Total revenues are attributed to a particular geographic area based on the bill-to location of the customer. As of September 28, 2012, the Group had approximately $217 of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

15.	Income (expense) related to flooding

The Company suspended production at all of its manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 because of severe flooding in Thailand. The Company never resumed and has ceased production permanently at its Chokchai facilities. Company personnel, insurance adjusters, professional asset valuation advisors, equipment restoration contractors and forensic accounting experts have assessed, and continue to assess, the damage to property, inventory and equipment, including consigned assets held by the Company on behalf of its customers, as well as the impact of business interruption to the Company. For the year ended June 29, 2012, the Company recognized expenses related to flooding of $97.2 million.

As of September 28, 2012, the Company has submitted claims to its insurers for business interruption losses attributable to the effects of flooding during the second, third and fourth quarters of fiscal 2012, as well as claims for owned and consigned inventory losses, owned and consigned equipment losses, and damage to its buildings at Pinehurst, which it owns, and Chokchai, which it leased. In the three months ended September 28, 2012, the Company received a payment of $79 from its insurers as full and final settlement of its claim for damage to its buildings at Pinehurst and an interim payment of $4,741 from its insurers against the Company’s claims for business interruption losses. In the second quarter of fiscal 2013, the Company plans to submit a claim for business interruption losses for the three months ended September 28, 2012. The Company also expects to experience additional business interruption losses during the second quarter of fiscal 2013 and may submit an additional claim for such losses in the second or third quarter of fiscal 2013. The Company will continue to recognize insurance recoveries if and when they become realizable and probable.

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

The Company continues to have discussions with its customers regarding their assessments of the damage to, and valuation of, the consigned inventory and assets that were under the Company’s care, custody and control at its Chokchai facility. In some cases, there may be material differences between the Company’s assessments and its customers’ assessments. There may also be differences of opinions regarding who bears responsibility for certain losses as a result of the flooding. The Company continues to review these differences with its customers and, depending on the outcome of these discussions, the Company may incur additional costs and expenses in connection with its customers’ recovery efforts. In the three months ended September 28, 2012, the Company entered into a settlement agreement with one of its customers regarding the Company’s liability for the customer’s losses as a result of the flooding. The Company’s liability under the terms of the settlement agreement is consistent with its original estimate, and no further provision has been made. Under the terms of the settlement agreement, the Company made an initial payment to its customer of $4,000 during the three months ended September 28, 2012.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our future capital expenditures and our needs for additional financing;

•	expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability and our customers’ and suppliers’ ability to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and penetrate new markets;

•	our plans to diversify our sources of revenues;

•	trends in the optical communications, industrial lasers and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors;

•

the impact that the October and November 2011 flooding in Thailand will continue to have on the industry and our business, results of operations and liquidity, including the expected costs and expenses that we will incur in connection with our recovery efforts and our ability to recover amounts from our insurance carriers; and

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

Overview

We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (OEMs) of complex products such as optical communication components, modules and sub-systems, industrial lasers and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, advanced packaging, integration, final assembly and test. Although, we focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix”, we also have the capability to accommodate high-volume production. Based on our experience with, and feedback from, customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers and sensors markets.

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

Thailand Flooding

We suspended production at all of our manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 because of severe flooding in Thailand. We never resumed and have ceased production permanently at our Chokchai facilities. Company personnel, insurance adjusters, professional asset valuation advisors, equipment restoration contractors and forensic accounting experts have assessed, and continue to assess, the damage to property, inventory and equipment, including consigned assets held by us on behalf of our customers, as well as the impact of business interruption to us. For the year ended June 29, 2012, we recognized expenses related to flooding of $ 97.2 million.

As of September 28, 2012, we have submitted claims to our insurers for business interruption losses attributable to the effects of flooding during the second, third and fourth quarters of fiscal 2012, as well as claims for owned and consigned inventory losses, owned and consigned equipment losses, and damage to our buildings at Pinehurst, which we own, and Chokchai, which we leased. In the three months ended September 28, 2012, we received a payment of $0.1 million from our insurers as full and final settlement of our claim for damage to our buildings at Pinehurst and an interim payment of $4.7 million from our insurers against our claims for business interruption losses. In the second quarter of fiscal 2013, we plan to submit a claim for business interruption losses for the three months ended September 28, 2012. We also expect to experience additional business interruption losses during the second quarter of fiscal 2013 and may submit an additional claim for such losses in the second or third quarter of fiscal 2013. We will continue to recognize insurance recoveries if and when they become realizable and probable.

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

We continue to have discussions with our customers regarding their assessments of the damage to, and valuation of, the consigned inventory and assets that were under our care, custody and control at our Chokchai facility. In some cases, there may be material differences between our assessments and our customers’ assessments. There may also be differences of opinions regarding who bears responsibility for certain losses as a result of the flooding. We continue to review these differences with our customers and, depending on the outcome of these discussions, we may incur additional costs and expenses in connection with our customers’ recovery efforts. In the three months ended September 28, 2012, we entered into a settlement agreement with one of our customers regarding our liability for the customer’s losses as a result of the flooding. Our liability under the terms of the settlement agreement is consistent with our original estimate, and no further provision has been made. Under the terms of the settlement agreement, we made an initial payment to our customer of $4.0 million during the three months ended September 28, 2012.

Revenues

Our total revenues decreased by $27.7 million, or 14.9%, to $158.6 million for the three months ended September 28, 2012, as compared to $186.3 million for the three months ended September 30, 2011. This decrease was primarily due to (1) reduced customer demand for our optical communications manufacturing services and non-optical communications products during the three months ended September 28, 2012, and (2) the continuing effects of severe flooding in Thailand during October and November 2011, including cessation of production at our Chokchai facilities. We generated substantially all of our total revenues during the three months ended September 28, 2012 from the optical communications, industrial lasers and sensors markets.

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

The percentage of our revenues generated from the bill-to location outside of North America increased from 51.1% in the three months ended September 30, 2011 to 55.2% in the three months ended September 28, 2012. We expect that an increasing portion of our revenues will come from the bill-to location outside of North America in the future.

The following table presents total revenues, by percentage, by geographic regions:

	Three Months Ended
	September 28, 2012	September 30, 2011
North America	44.8%	48.9%
Asia-Pacific	34.9	31.8
Europe	20.3	19.3

	100.0%	100.0%

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

A second significant element of our cost of revenues is employee costs, including: indirect employee costs related to design, configuration and optimization of manufacturing processes for our customers, quality testing, materials testing and other engineering services; and direct costs related to our manufacturing employees. Direct employee costs include employee salaries, insurance and benefits, merit-based bonuses, recruitment, training and retention. Historically, our employee costs have increased primarily due to increases in the number of employees necessary to support our growth and, to a lesser extent, costs to recruit, train and retain employees. Salary levels in Thailand and the PRC, the fluctuation of the Thai baht and RMB against our functional currency, the U.S. dollar, and our ability to retain our employees significantly impact our cost of revenues. We expect our employee costs to increase as wages continue to increase in Thailand and the PRC. For example, effective April 1, 2012, the Thai government increased minimum daily wages from 215 Thai baht to 300 Thai baht. Wage increases may impact our ability to sustain our competitive advantage and may reduce our profit margin. We seek to mitigate these cost increases through improvements in employee productivity, employee retention and asset utilization.

Our infrastructure costs are comprised of depreciation, utilities, and facilities management and overhead costs. Most of our facility leases are long-term agreements. Our depreciation costs are comprised of buildings and fixed assets, primarily at our Pinehurst Campus in Thailand, and capital equipment located at each of our manufacturing locations.

In the three months ended September 28, 2012, the compensation committee of our board of directors approved an executive incentive plan with quantitative objectives, based on achieving certain revenue and earnings per share milestones for the fiscal year ending June 28, 2013. Bonuses under our fiscal 2013 executive incentive plan are payable after the end of fiscal 2013. We did not maintain an executive incentive plan for fiscal 2012. Bonuses under our fiscal 2011 executive incentive plan were paid in the three months ended September 30, 2011. In addition, discretionary merit-based bonus awards were available to our non-executive employees during the three months ended September 28, 2012 and September 30, 2011.

Charges included in cost of revenues for bonus distributions to non-executive employees were $0.5 million, $0.6 million for the three months ended September 28, 2012 and September 30, 2011, respectively.

Share-based compensation expense included in cost of revenues was $0.3 million and $0.4 million and for the three months ended September 28, 2012 and September 30, 2011, respectively.

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

Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $0.5 million and $0.6 million during the three months ended September 28, 2012 and September 30, 2011, respectively.

Share-based compensation expense included in SG&A expenses was $0.9 million and $0.5 million for the three months ended September 28, 2012 and September 30, 2011, respectively.

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

As of September 28, 2012 and June 29, 2012, we had outstanding foreign currency assets and liabilities in Thai baht and RMB as follows:

	September 28, 2012			June 29, 2012
	Currency	$	%	Currency	$	%
	(in thousands, except percentages)
Assets
Thai baht	584,239	18,950	54.1	526,487	16,541	50.4
RMB	102,109	16,103	45.9	103,014	16,287	49.6

		35,053	100.0		32,828	100.0

Liabilities
Thai baht	668,261	21,676	87.8	732,502	23,013	87.0
RMB	19,154	3,021	12.2	21,752	3,439	13.0

		24,697	100.0		26,452	100.0

The Thai baht assets represent cash and cash equivalents, accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of September 28, 2012 and June 29, 2012, there was $30 million in selling forward contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of September 28, 2012 and June 29, 2012, we did not have any selling RMB to U.S. dollar forward contracts.

As of September 28, 2012, unrealized gain from fair market value of derivatives amounted to $0.3 million. As of June 29, 2012 unrealized losses from fair market value of derivatives amounted to $0.2 million.

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

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5, and from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on, among other things, the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. In addition, on December 21, 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result of the announcement, corporate income tax rates for our Thai subsidiary will be reduced from 30% in fiscal 2012 to 23%, 20% and 20% in fiscal 2013, fiscal 2014 and fiscal 2015, respectively.

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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2012. There were no material changes to our critical accounting policies during the three months ended September 28, 2012.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	Three Months Ended
	September 28, 2012	September 30, 2011
	(in thousands)
Revenues	$158,625	$186,347
Cost of revenues	(140,903)	(163,463)

Gross profit	17,722	22,884
Selling, general and administrative expenses	(5,859)	(6,638)
Income (expense) related to flooding	4,820	—

Operating income	16,683	16,246
Interest income	188	195
Interest expense	(286)	(74)
Foreign exchange gain (loss), net	277	(187)
Other income	190	97

Income before income taxes	17,052	16,277
Income tax expense	(1,033)	(622)

Net income	$16,019	$15,655

The following table sets forth a summary of our unaudited condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended
	September 28, 2012	September 30, 2011
Revenues	100.0%	100.0%
Cost of revenues	(88.8)	(87.7)

Gross profit	11.2	12.3
Selling, general and administrative expenses	(3.7)	(3.6)
Income (expense) related to flooding	3.0	—

Operating income	10.5	8.7
Interest income	0.1	0.1
Interest expense	(0.2)	(0.1)
Foreign exchange gain (loss), net	0.2	(0.1)
Other income	0.1	0.1

Income before income taxes	10.7	8.7
Income tax expense	(0.6)	(0.3)

Net income	10.1%	8.4%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended
	September 28, 2012	September 30, 2011
	(in thousands)
Optical communications	$109,589	$133,533
Lasers, sensors, and other	49,036	52,814

Total	158,625	186,347

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three Months Ended September 28, 2012 to Three Months Ended September 30, 2011

Total revenues. Our total revenues decreased by $27.7 million, or 14.9%, to $158.6 million for the three months ended September 28, 2012, as compared to $186.3 million for the three months ended September 30, 2011. This decrease was primarily due to (1) reduced customer demand for our optical communications manufacturing services and non-optical communications products during the three months ended September 28, 2012, and (2) the continuing effects of severe flooding in Thailand during October and November 2011, including cessation of production at our Chokchai facilities. Revenues from optical communications products represented 69.1% of our total revenues for the three months ended September 28, 2012, as compared to 71.7% for the three months ended September 30, 2011.

Cost of revenues. Our cost of revenues decreased by $22.6 million, or 13.8%, to $140.9 million, or 88.8% of total revenues, for the three months ended September 28, 2012, as compared to $163.5 million, or 87.7% of total revenues, for the three months ended September 30, 2011. The decrease in absolute dollars was primarily in connection with a decrease in revenues due to (1) the effects of severe flooding in Thailand during October and November 2011 and (2) reduced customer demand for our optical communications manufacturing services and non-optical communications products. Cost of revenues also included share-based compensation expense of $0.3 million for the three months ended September 28, 2012, as compared to $0.4 million for the three months ended September 30, 2011.

Gross profit. Our gross profit decreased by $5.2 million, or 22.6%, to $17.7 million, or 11.2% of total revenues, for the three months ended September 28, 2012, as compared to $22.9 million, or 12.3% of total revenues, for the three months ended September 30, 2011. The decrease in gross profit margin was primarily related to reduced economies of scale due to lower volumes, and increased salaries.

SG&A expenses. Our SG&A expenses decreased by $0.8 million, or 11.7%, to $5.9 million, or 3.7% of total revenues, for the three months ended September 28, 2012, as compared to $6.6 million, or 3.6% of total revenues, for the three months ended September 30, 3011. Our SG&A expenses decreased in absolute dollars during the three months ended September 28, 2012, as compared to the three months ended September 30, 2011, due primarily to (1) a decrease in payroll and employee benefit expenses in the three months ended September 28, 2012, following a reduction in workforce implemented in the fourth quarter of fiscal 2012 as part of our ongoing effort to achieve greater efficiencies in all areas of our business, (2) a decrease in executive bonus expenses during the three months ended September 28, 2012, and (3) a decrease in business development and research and development spending during the three months ended September 28, 2012. We also recorded share-based compensation charges of $0.9 million for the three months ended September 28, 2012, as compared to $0.5 million for the three months ended September 30, 2011.

Income (expense) related to flooding. In the three months ended September 28, 2012, we recognized $4.8 million of proceeds from insurance claims related to the October and November 2011 flooding in Thailand, consisting of $0.1 million in full settlement of our claim for damage to our buildings at Pinehurst and an interim payment of $4.7 million against our claims for business interruption losses.

Operating income. Our operating income increased by $0.4 million to $16.7 million, or 10.5% of total revenues, for the three months ended September 28, 2012, as compared to operating income of $16.2 million, or 8.7% of total revenues, for the three months ended September 30, 2011.

Interest income. Our interest income decreased by $7,000 to $188,000 for the three months ended September 28, 2012, as compared to $195,000 for the three months ended September 30, 2011, due to a decrease in cash and cash equivalent balances.

Interest expense. Our interest expense increased by $212,000 to $286,000 for the three months ended September 28, 2012, as compared to $74,000 for the three months ended September 30, 2011, due to an increase in our long-term loan balances and an increase in interest rates.

Income before income taxes. We recorded income before income taxes of $17.1 million for the three months ended September 28, 2012, as compared to income before income taxes of $16.3 million for the three months ended September 30, 2011.

Income tax expense. Our provision for income tax reflects an effective tax rate of 6.1% for the three months ended September 28, 2012, as compared to an effective tax rate of 3.8% for the three months ended September 30, 2011. The increase in effective tax rate during the three months ended September 28, 2012, as compared to the three months ended September 30, 2011, was due to the release of deferred tax assets of $0.3 million relating to insurance proceeds received during the three months ended September 28, 2012, and additional reserves for uncertain income tax positions including accrued interest and penalties.

Net income. We recorded net income of $16.0 million, or 10.1% of total revenues, for the three months ended September 28, 2012, as compared to net income of $15.7 million, or 8.4% of total revenues, for the three months ended September 30, 2011.

Liquidity and Capital Resources

Cash Flows and Working Capital

To date, we have primarily financed our operations through cash flow from operations, drawdowns under our commercial loans, and the sale of ordinary shares in our initial public offering in June 2010. As of September 28, 2012, we had approximately $115.4 million in cash and cash equivalents and approximately $36.2 million of outstanding debt. As of September 30, 2011, we had approximately $132.3 million in cash and cash equivalents and approximately $19.5 million of outstanding debt.

Our cash and cash equivalents primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less which are placed with banks and other financial institutions. For the three months ended September 28, 2012 and September 30, 2011, the weighted average interest rate on our cash and cash equivalents was 0.8% and 0.7%, respectively.

We expect that our cash position will continue to be materially impacted by expenditures related to recovery from the flooding of our facilities in Thailand and lost revenue. We have incurred, and expect to continue to incur, certain charges and expenses related to the flooding, some of which will be cash charges and expenses, such as those described in Note 15 to the Notes to Unaudited Condensed Consolidated Financial Statements. We also have to pay significantly more for our current property and casualty insurance for our operations in Thailand (See Note 15 to the Notes to Unaudited Condensed Consolidated Financial Statements). We have submitted claims to our insurers for business interruption losses attributable to the effects of flooding during the second, third and fourth quarters of fiscal 2012, as well as claims for owned and consigned inventory losses, owned and consigned equipment losses, and damage to our buildings at Pinehurst, which we own, and Chokchai, which we leased. In the three months ended September 28, 2012, we received a payment of $0.1 million from our insurers as full and final settlement of our claim for damage to our buildings at Pinehurst and an interim payment of $4.7 million from our insurers against our claims for business interruption losses. In the second quarter of fiscal 2013, we plan to submit a claim for business interruption losses for the three months ended September 28, 2012. We also expect to experience additional business interruption losses during the second quarter of fiscal 2013 and may submit an additional claim for such losses in the second or third quarter of fiscal 2013. We will continue to recognize insurance recoveries if and when they become realizable and probable.

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

We continue to have discussions with our customers regarding their assessments of the damage to, and valuation of, consigned inventory and assets that were under our care, custody and control at our Chokchai facility. In some cases, there may be material differences between our assessments and our customers’ assessments. There may also be differences of opinion regarding who bears responsibility for certain losses as a result of the flooding. We continue to review these differences with our customers and, depending on the outcome of these discussions, we may incur additional costs and expenses in connection with our customers’ recovery efforts. In the three months ended September 28, 2012, we entered into a settlement agreement with one of our customers regarding our liability for the customer’s losses as a result of the flooding. Our liability under the terms of the settlement agreement is consistent with our original estimate, and no further provision has been made. Under the terms of the settlement agreement, we made an initial payment to our customer of $4.0 million during the three months ended September 28, 2012.

In addition, the impact of the flooding may continue to affect some of our customers’ ability to pay us amounts that they owe us, which could materially impact the timing of the realization of our receivables. Therefore, because of the uncertainty of the timing of these recoveries, the potential impact to our receivables and the fact that we could be required to use significant amounts of our cash to pay for flood-related expenses and losses before we receive any proceeds from our insurers, our liquidity and capital resources could be materially and adversely affected by such cash outlays unless and until we are able to collect on these recoveries from our insurers. Notwithstanding the foregoing, we believe that our current cash and cash equivalents, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.

In June 2010, we entered into an agreement to purchase land in Thailand for the construction of Pinehurst Building 6. The land purchase was completed in August 2010 and construction of Building 6 was completed in April 2012. We believe that our current manufacturing capacity is sufficient to meet anticipated production requirements for the next few years. We maintain a long-term credit facility associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 54 months. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay this obligation.

The following table shows our net cash provided by operating activities, net cash used in investing activities and net cash (used in) provided by financing activities for the periods indicated:

	Three Months Ended
	September 28, 2012	September 30, 2011
	(in thousands)
Net cash provided by operating activities	$5,949	$9,842
Net cash used in investing activities	(4,047)	(7,983)
Net cash (used in) provided by financing activities	(2,293)	3,143
Net (decrease) increase in cash and cash equivalents	(391)	5,002
Cash and cash equivalents, beginning of period	115,507	127,282
Cash and cash equivalents, end of period	115,394	132,349

Operating Activities

Net cash provided by operating activities decreased by $3.9 million, or 39.6%, to $5.9 million for the three months ended September 28, 2012, as compared to $9.8 million for the three months ended September 30, 2011. The decrease in net cash from operations for the three months ended September 28, 2012, as compared to the three months ended September 30, 2011, was primarily due to a $4.0 million payment made to a customer for the customer’s flood losses, pursuant to the terms of a settlement agreement.

Investing Activities

Net cash used in investing activities decreased by $3.9 million, or 49.3%, to $4.0 million for the three months ended September 28, 2012, as compared to $8.0 million for the three months ended September 30, 2011. The decrease in net cash used in investing activities was primarily due to a decrease in payments for construction of Pinehurst Building 6 and a decrease in purchases of new equipment.

Financing Activities

Net cash used in financing activities increased by $5.4 million, or 173.0%, to $2.3 million for the three months ended September 28, 2012, as compared to net cash provided by financing activities of $3.1 million for the three months ended September 30, 2011. This increase in net cash used in financing activities was primarily due to scheduled repayments of long-term loans for Pinehurst Building 5 and Building 6.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents totaling $115.4 million and $115.5 million as of September 28, 2012 and June 29, 2012, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three months ended September 28, 2012 and the fiscal year ended June 29, 2012, our interest income would have decreased by approximately $25,000 and $106,000, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate, or SIBOR, and the London Inter-Bank Offered Rate, or LIBOR, plus an additional margin, depending on the lending institution. If the SIBOR and the LIBOR had increased by 100 basis points during the three months ended September 28, 2012 and the fiscal year ended June 29, 2012, our interest expense would have increased by approximately $0.1 million and $0.4 million, respectively, assuming consistent borrowing levels.

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

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to six months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign currency gains of $0.3 million during the three months ended September 28, 2012 and foreign currency losses of $0.2 million during the three months ended September 30, 2011. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB as of September 28, 2012 and June 29, 2012 would have resulted in an increase in our net dollar position of approximately $1.2 million and $0.7 million, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of September 28, 2012, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our the three months ended September 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Severe flooding in Thailand during October and November 2011, which resulted in the temporary suspension of production at our Pinehurst facilities and the permanent cessation of production at our Chokchai facilities, has had and will continue to have a material and adverse effect on our business, financial condition and results of operations in the near-term and potentially beyond.

The consequences of the October and November 2011 flooding in Thailand, including the temporary suspension of production at our Pinehurst facilities and permanent cessation of production at our Chokchai facilities, have adversely affected and will continue to adversely affect our business, results of operations and financial condition in the near-term and potentially beyond. Material risks and uncertainties include, but are not limited to, the following:

Insurance. Prior to January 1, 2012, we maintained insurance coverage that provided for reimbursement of losses resulting from flood damage. Under the terms of our policies that were in effect during the flooding, our property and casualty insurance covered loss or damage to our property and third-party property over which we have custody and control (the latter of which we refer to as consigned property), as well as losses associated with business interruption and building damage, subject to a number of exclusions and limitations (such as coinsurance, facilities location sub-limits and policy covenants). We have completed our assessment of losses with respect to business interruption through the fourth quarter of fiscal 2012, customer-owned inventory, consigned equipment from our customers, and our own inventory, equipment and facilities. We have recorded known losses in our consolidated statements of operations. As of September 28, 2012, we have submitted claims to our insurers for business interruption losses attributable to the effects of flooding during the second, third and fourth quarters of fiscal 2012, as well as claims for inventory losses, owned and consigned equipment losses, and damage to our buildings at Pinehurst, which we own, and Chokchai, which we leased. In the three months ended September 28, 2012, we received a payment of $0.1 million from our insurers as full and final settlement of our claim for damage to our buildings at Pinehurst and an interim payment of $4.7 million from our insurers against our claims for business interruption losses. In the second quarter of fiscal 2013, we plan to submit a claim for business interruption losses for the three months ended September 28, 2012. We also expect to experience additional business interruption losses during the second quarter of fiscal 2013 and may submit an additional claim for such losses in the second or third quarter of fiscal 2013.

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

Customers. We continue to have discussions with our customers regarding the valuation of the consigned property that was damaged as a result of the flooding and who bears the responsibility for such losses of consigned property. In some cases, there may be material differences between our assessments and our customers’ assessments on the matters of valuation and responsibility. Some customers may choose to manufacture products internally or relocate their production to manufacturers outside of Thailand because of the fear of future flooding in Thailand. Other customers may be so reliant on us for their manufacturing capabilities that the suspension of our operations may have materially and adversely affected their own businesses, which could potentially lead to customer bankruptcies or liquidations. Customer bankruptcies or liquidations would mean less revenue for us and could also require us to write off any accounts receivable and inventory associated with those customers. Other customers may simply walk away from their obligations to pay us for equipment, inventory and finished goods for which we feel that they have a contractual obligation to us or may delay payment of amounts that they owe us for prior services rendered. The flooding may also make it more difficult for us to win business from new customers. These consequences would materially and adversely affect our business, financial condition and results of operations.

Recovery and Related Charges and Expenses. We expect to continue to incur certain charges and expenses related to the recovery from the flooding of our Thailand facilities and its impact on our operations, including items such as fixed asset impairments, inventory write-downs, charges related to cancellation of purchase orders for excess materials and charges for restoration and recovery work. We incurred a significant amount of these various flood-related charges and expenses during the fiscal year ended June 29, 2012. However, we expect that we will also incur expenses and charges in future periods, and the ultimate timing of the incurrence of these future charges and expenses is uncertain.

Our sales depend on and may continue to depend on a small number of customers that have substantial purchasing power and leverage in negotiating contracts with us. A reduction in orders from any of these customers, the loss of any of these customers, or a customer exerting significant pricing and margin pressures on us could harm our business, financial condition and operating results.

We have depended, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our total revenues. During the three months ended September 28, 2012 and September 30, 2011, we had two customers and three customers, respectively, that each contributed 10% or more of our total revenues. These customers together accounted for 48% and 57% of our total revenues, respectively, during the periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers could have an adverse effect on our business, operating results and share price.

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

Natural disasters, such as the October and November 2011 flooding in Thailand, where most of our manufacturing operations are located, the May 2008 earthquake in Sichuan, China, and the March 2011 tsunami in Japan, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products and for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the October and November 2011 flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand. This disruption adversely affected our ability to meet our customers’ demands during fiscal 2012 and the three months ended September 28, 2012 and may continue to adversely affect our business. In some countries in which we operate, including the PRC and Thailand, potential outbreaks of infectious diseases such as the H1N1 influenza virus, severe acute respiratory syndrome (SARS) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. In addition, increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers, and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.

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

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared to the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with durations of one to six months, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the RMB and the U.S. dollar. The expenses of our PRC subsidiary are denominated in RMB. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of September 28, 2012, the U.S. dollar had depreciated approximately 6.2% against the RMB since September 24, 2010. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill to location of customers outside of North America accounted for 55.2% and 51.1% of our total revenues for the three months ended September 28, 2012 and September 30, 2011, respectively. We expect that total revenues from the bill to location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

Volatility and disruption in the capital and credit markets, depressed consumer confidence, and negative global economic conditions have affected levels of business and consumer spending. As the current global economic conditions remain uncertain and challenging, we continue to face risks related to the slow economic recovery. In addition, concerns about the potential default of various national bonds and debt backed by individual countries as well as the politics impacting these, could negatively impact the U.S. and global economies and adversely affect our financial results.

Uncertainty about economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values, which could adversely affect our business, financial condition and results of operations and increase the volatility of our share price. In addition, our ability to access capital markets may be restricted, which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our results of operations and financial condition.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the U.S. Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we were able to assert in our Form 10-K for the fiscal year ended June 29, 2012, that our internal control over financial reporting was effective as of June 29, 2012, we cannot predict the outcome of our testing in future periods, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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

Our revenues, expenses and results of operations have fluctuated in the past and are likely to do so in the future from quarter to quarter and year to year due to the risk factors described in this section and elsewhere in this Quarterly Report on Form 10-Q. In addition to market and industry factors, the price and trading volume of our ordinary shares may fluctuate in response to a number of events and factors relating to us, our competitors, our customers and the markets we serve, many of which are beyond our control. Factors such as variations in our total revenues, earnings and cash flow, announcements of new investments or acquisitions, changes in our pricing practices or those of our competitors, commencement or outcome of litigation, sales of ordinary shares by us or our principal shareholders, fluctuations in market prices for our services and general market conditions could cause the market price of our ordinary shares to change substantially. Any of these factors may result in large and sudden changes in the volume and price at which our ordinary shares trade. For example, on March 8, 2011, the closing price of our ordinary shares on the NYSE was $27.10 per share. Following the earnings announcement of one of our customers, the closing price of our ordinary shares fell to $20.49 per share on March 9, 2011. In addition, from July 8, 2011, following the announcement by Oclaro, Inc. of their delivery of a notice of termination of our volume supply agreement, through July 14, 2011, our share price on the NYSE declined approximately 22%. During October 2011, when some of the worst flooding in Thailand occurred, our share price fell from $20.03 per share on October 10, 2011 to $11.95 per share on October 26, 2011, a 40% decrease. Among other things, volatility and weakness in our share price could mean that investors may not be able to sell their shares at or above the prices they paid. Volatility and weakness could also impair our ability in the future to offer our ordinary shares or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

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

As of September 28, 2012, our existing shareholders Asia Pacific Growth Fund III, L.P., an affiliate of H&Q Asia Pacific, and Mr. Mitchell, our chief executive officer and chairman of the board of directors, beneficially owned approximately 26.5% and 8.4%, respectively, of our outstanding ordinary shares. In addition, Mr. Mitchell serves on our board of directors and, until March 2012, a representative of H&Q Asia Pacific served on our board of directors. Accordingly, they have had, and will continue to have, significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have the power to prevent or cause a change in control. The interests of these shareholders may differ from the interests of our other shareholders.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2012.

FABRINET

By:	/s/ TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.1	Description of Fiscal 2013 Executive Incentive Plan	Item 5.02 of Form 8-K	N/A	August 20, 2012	001-34775

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.