Form 10-Q
period 2012-12-28
Fabrinet
filed 2013-02-05
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 28, 2012

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-34775

FABRINET

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Intertrust Corporate Services (Cayman) Limited 190 Elgin Avenue George Town Grand Cayman Cayman Islands	KY1-9005
(Address of principal executive offices)	(Zip Code)

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

As of January 25, 2013, the registrant had 34,574,677 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED DECEMBER 28, 2012

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	December 28, 2012	June 29, 2012
Assets
Current assets
Cash and cash equivalents	$128,098	$115,507
Trade accounts receivable, net	131,358	128,253
Inventory, net	99,681	103,223
Deferred tax assets	1,744	4,088
Prepaid expenses	1,334	3,571
Other current assets	6,934	6,029

Total current assets	369,149	360,671

Non-current assets
Property, plant and equipment, net	98,248	97,923
Intangibles, net	239	380
Deferred tax assets	2,914	1,764
Deposits and other non-current assets	635	624

Total non-current assets	102,036	100,691

Total assets	$471,185	$461,362

Liabilities and Shareholders’ Equity
Current liabilities
Long-term loans from banks, current portion	$9,668	$9,668
Trade accounts payable	73,744	86,000
Construction-related payable	9	2,222
Income tax payable	724	353
Deferred tax liability	1,654	1,405
Accrued payroll, bonus and related expenses	5,805	5,181
Accrued expenses	2,707	2,630
Other payables	5,598	6,601
Liabilities to third parties due to flood losses	54,401	61,198

Total current liabilities	154,310	175,258

Non-current liabilities
Long-term loans from banks, non-current portion	24,077	28,911
Severance liabilities	5,017	4,420
Other non-current liabilities	1,582	2,064

Total non-current liabilities	30,676	35,395

Total liabilities	184,986	210,653

Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of December 28, 2012 and June 29, 2012)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 34,535,980 shares and 34,470,829 shares issued and outstanding as of December 28, 2012 and June 29, 2012, respectively)	345	345
Additional paid-in capital	68,251	65,462
Retained earnings	217,603	184,902

Total shareholders’ equity	286,199	250,709

Total Liabilities and Shareholders’ equity	$471,185	$461,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(in thousands of U.S. dollars, except share data)	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Revenues	$167,426	$96,609	$326,051	$282,956
Cost of revenues	(149,056)	(87,680)	(289,959)	(251,143)

Gross profit	18,370	8,929	36,092	31,813
Selling, general and administrative expenses	(5,787)	(5,319)	(11,646)	(11,957)
Income (expense) related to flooding	4,825	(40,265)	9,645	(40,265)

Operating income (loss)	17,408	(36,655)	34,091	(20,409)
Interest income	271	224	459	419
Interest expense	(263)	(68)	(549)	(142)
Foreign exchange (loss) gain, net	(170)	787	107	600
Other income	183	59	373	156

Income (loss) before income taxes	17,429	(35,653)	34,481	(19,376)
Income tax (expense) benefit	(747)	2,399	(1,780)	1,777

Net income (loss)	$16,682	$(33,254)	$32,701	$(17,599)

Earnings (loss) per share
Basic	$0.48	$(0.97)	$0.95	$(0.51)
Diluted	0.48	(0.97)	0.94	(0.51)
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	34,517	34,396	34,501	34,309
Diluted	34,804	34,396	34,737	34,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(in thousands of U.S. dollars)	December 28, 2012	December 30, 2011
Cash flows from operating activities
Net income (loss) for the period	$32,701	$(17,599)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,002	4,937
Amortization of intangibles	142	199
(Gain) loss on disposal of property, plant and equipment	(1)	9
Income related to flooding	(9,645)	—
Proceeds from insurers for business interruption losses related to flooding	4,741	—
Reversal of allowance for doubtful accounts	(36)	(24)
Unrealized gain on exchange rate and fair value of derivative	(722)	(43)
Share-based compensation	2,632	2,591
Deferred income tax	1,443	(2,291)
Other non-cash expenses	115	374
Inventory obsolescence	(376)	475
Loss from written-off assets and liabilities to third parties due to flood losses	—	33,263
Changes in operating assets and liabilities
Trade accounts receivable	(3,069)	19,868
Inventory	3,918	(12,813)
Other current assets and non-current assets	1,342	(451)
Trade accounts payable	(12,256)	(35,511)
Income tax payable	371	(812)
Other current liabilities and non-current liabilities	(1,573)	(1,583)
Liabilities to third parties due to flood losses	(6,797)	—

Net cash provided by (used in) operating activities	17,932	(9,411)

Cash flows from investing activities
Purchase of property, plant and equipment	(6,085)	(18,337)
Purchase of intangibles	(1)	(21)
Purchase of assets for lease under direct financing leases	—	(2,940)
Proceeds from direct financing leases	—	1,217
Proceeds from disposal of property, plant and equipment	2	5
Proceeds from insurers in settlement of claims related to flood damage	4,904	—

Net cash used in investing activities	(1,180)	(20,076)

Cash flows from financing activities
Receipt of long-term loans from banks	—	16,000
Repayment of long-term loans from banks	(4,834)	(2,464)
Proceeds from issuance of ordinary shares under employee share option plans	167	639
Withholding tax related to net share settlement of restricted share units	(10)	—

Net cash (used in) provided by financing activities	(4,677)	14,175

Net increase (decrease) in cash and cash equivalents	12,075	(15,312)

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	115,507	127,282
Increase (decrease) in cash and cash equivalents	12,075	(15,312)
Effect of exchange rate on cash and cash equivalents	516	108

Cash and cash equivalents at end of period	$128,098	$112,078

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and organization

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

Asia Pacific Growth Fund III, L.P. held 26.0% and 26.2% of the Company’s share capital (fully diluted) as of December 28, 2012 and June 29, 2012, respectively.

2.	Accounting policies

Basis of presentation

The condensed consolidated financial statements of Fabrinet included herein have been prepared on a basis consistent with the June 29, 2012 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These condensed consolidated financial statements should be read in conjunction with the June 29, 2012 audited consolidated financial statements and notes thereto. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Fabrinet’s results of operations for the three and six months ended December 28, 2012 and December 30, 2011 are not necessarily indicative of future operating results.

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

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended December 28, 2012 and December 30, 2011 each consisted of 13 weeks. The six months ended December 28, 2012 and December 30, 2011 consisted of 26 weeks and 27 weeks, respectively. Fiscal year 2013 will be comprised of 52 weeks and will end on June 28, 2013.

Concentration of credit risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

As of December 28, 2012, the Group’s cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. The Group had three customers that each contributed to 10% or more of its total accounts receivable as of December 28, 2012 and June 29, 2012.

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

In December 2011, the FASB issued ASU No. 2011-12 – Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. Under the amendments in ASU No. 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income for both annual and interim financial periods. The amendments in ASU No. 2011-12 supersede changes to those paragraphs in ASU No. 2011-05 that pertain to how, when, and where reclassification adjustments are presented. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company adopted this guidance in the first quarter of fiscal year 2013. This new guidance did not impact the Company’s presentation, financial position, and results of operations.

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

Basic earnings (loss) per ordinary share is computed by dividing reported net income (loss) by the weighted average number of ordinary shares outstanding during each period.

	Three Months Ended
	December 28, 2012	December 30, 2011
Net income (loss) attributable to shareholders	$16,682	$(33,254)
Weighted average number of ordinary shares outstanding (thousands of shares)	34,517	34,396
Basic earnings (loss) per ordinary share	$0.48	$(0.97)

	Six Months Ended
	December 28, 2012	December 30, 2011
Net income (loss) attributable to shareholders	$32,701	$(17,599)
Weighted average number of ordinary shares outstanding (thousands of shares)	34,501	34,309
Basic earnings (loss) per ordinary share	$0.95	$(0.51)

Diluted earnings (loss) per ordinary share is computed by dividing reported net income (loss) by the weighted average number of ordinary shares and dilutive ordinary equivalent shares outstanding during each period. Dilutive ordinary equivalent shares consist of share options and restricted shares. Diluted earnings (loss) per ordinary share is calculated as follows:

	Three Months Ended
	December 28, 2012	December 30, 2011
Net income (loss) used to determine diluted earnings (loss) per ordinary share	$16,682	$(33,254)
Weighted average number of ordinary shares outstanding (thousands of shares)	34,517	34,396
Adjustment for incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	287	—

Weighted average number of ordinary shares for diluted earnings (loss) per ordinary share (thousands of shares)	34,804	34,396 *

Diluted earnings (loss) per ordinary share	$0.48	$(0.97)

*	Loss per ordinary share for the three months ended December 30, 2011 was computed using the weighted average number of ordinary shares outstanding during the period in accordance with the antidilutive provisions of ASC 260-10-45; therefore 147,719 shares were excluded.

	Six Months Ended
	December 28, 2012	December 30, 2011
Net income (loss) used to determine diluted earnings (loss) per ordinary share	$32,701	$(17,599)
Weighted average number of ordinary shares outstanding (thousands of shares)	34,501	34,309
Adjustment for incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	236	—

Weighted average number of ordinary shares for diluted earnings (loss) per ordinary share (thousands of shares)	34,737	34,309 *

Diluted earnings (loss) per ordinary share	$0.94	$(0.51)

*	Loss per ordinary share for the six months ended December 30, 2011 was computed using the weighted average number of ordinary shares outstanding during the period in accordance with the antidilutive provisions of ASC 260-10-45; therefore 213,127 shares were excluded.

Options to purchase 1,217,684 shares were outstanding at December 28, 2012, but were not included in the computation of diluted earnings per ordinary share for the three and six months ended December 28, 2012, because the exercise price of the options was greater than the average market price of the underlying shares.

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

The following table sets forth the Company’s applicable assets measured at fair value on a recurring basis as of December 28, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Derivative assets	$—	$41	$—	$41

Total assets measured at fair value	$—	$41	$—	$41

The above derivative assets are classified in other current assets on the condensed consolidated balance sheet.

The following table sets forth the Company’s applicable liabilities measured at fair value on a recurring basis as of June 29, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Liabilities
Derivative liabilities	$—	$162	$—	$162

Total liabilities measured at fair value	$—	$162	$—	$162

The above derivative liabilities are classified in accrued expenses on the consolidated balance sheet.

5.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts for the six months ended December 28, 2012 and December 30, 2011 were as follows:

	Balance at Beginning of Period	Charged to Expense / (Credited to Income)	Balance at End of Period
Period ended December 28, 2012	$203	$(36)	$167
Period ended December 30, 2011	$79	$13	$92

6.	Inventory

	December 28, 2012	June 29, 2012
Raw materials	$42,670	$45,309
Work in progress	43,864	43,879
Finished goods	8,806	8,760
Goods in transit	6,666	7,976

	102,006	105,924
Less Inventory obsolescence	(2,325)	(2,701)

Inventory, net	$99,681	$103,223

7.	Investment in leases

Investment in direct financing leases primarily consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of December 28, 2012 and June 29, 2012:

	December 28, 2012	June 29, 2012
Total minimum lease payments receivable	$—	$3,522
Estimated residual values of leased equipment	—	—

Investment in direct financing leases	—	3,522
Less: unearned income	—	(186)

	$—	$3,336
Less: written-off of investment in direct financing leases	—	(3,336)

Net investment in direct financing leases	$—	$—

In the three months ended December 30, 2011, investment in leases of $3,336 was written-off because the underlying assets were damaged in the severe flooding that occurred in Thailand during October and November 2011.

8.	Intangibles

The following tables present details of the Group’s intangibles:

	December 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,458	$(3,219)	$239

Total intangibles	$3,458	$(3,219)	$239

	June 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,457	$(3,077)	$380

Total intangibles	$3,457	$(3,077)	$380

The Group recorded amortization expense relating to intangibles of $67 and $97 for the three months ended December 28, 2012 and December 30, 2011, respectively, and $142 and $199 for the six months ended December 28, 2012 and December 30, 2011, respectively.

Based on the carrying amount of intangibles as of December 28, 2012, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year below is as follows:

2013	$75
2014	93
2015	64
2016	5
2017	2

Total amortization	$239

9.	Borrowings

Bank borrowings and long-term debt was comprised of the following:

	December 28, 2012	June 29, 2012
Long-term loans from banks	$33,745	$38,579

Total borrowings	$33,745	$38,579

Long-term loans from banks consisted of:
Current portion	$9,668	$9,668
Non-current portion	24,077	28,911

At December 28, 2012 and June 29, 2012, the Group had outstanding borrowings under long-term loan agreements with banks totaling $33,745 and $38,579, respectively, which consisted of:

Contract No.	Amount		Interest Rate Per Annum (%)	Conditions	Repayment Term
	December 28, 2012	June 29, 2012
			LIBOR + 2.8% per	Repayable in quarterly	June 2012 to
1	$25,500	$28,500	annum	installments within 6 years	March 2017
			SIBOR + 1.5% per	Repayable in quarterly	May 2009 to
2	8,245	10,079	annum	installments within 8 years	February 2015

Total	$33,745	$38,579

Certain of the long-term loans are secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral was $22,291 and $22,766 as of December 28, 2012 and June 29, 2012, respectively. The carrying amounts of borrowings approximate their fair value.

The long-term loans prescribe maximum ratios of debt to equity and minimum levels of debt service coverage ratios. As of December 28, 2012 and June 29, 2012, the Group was in compliance with its long-term loan agreements. In addition to financial ratios, certain of the Group’s packing credits and long-term loans include customary events of default.

The movements of long-term loans were as follows for the six months ended December 28, 2012 and December 30, 2011:

	Six Months Ended
	December 28, 2012	December 30, 2011
Opening net book amount	$38,579	$16,377
Additional loans during the period	—	16,000
Repayment during the period	(4,834)	(2,464)

Closing net book amount	$33,745	$29,913

As of December 28, 2012, future maturities of long-term debt were as follows at the end of each fiscal year below:

2013	$4,834
2014	9,668
2015	8,743
2016	6,000
2017	4,500

Total	$33,745

Credit facilities:

Undrawn available credit facilities at December 28, 2012 and June 29, 2012 totaled:

	December 28, 2012	June 29, 2012
Bank borrowings:
Short-term loans	$5,550	$8,241

10.	Income taxes

As of December 28, 2012, the liability for uncertain tax positions including accrued interest and penalties decreased to $1,404 (June 29, 2012: $1,905). The Group expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.

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

The effective tax rate for the Group for the three months ended December 28, 2012 and December 30, 2011 was 4.3% and (6.7)% of net income (loss), respectively. The increase in effective tax rate for the three months ended December 28, 2012 was due to the fact that the Group had net income from operations during that period, as compared to the three months ended December 30, 2011, when the Group experienced a net loss.

The effective tax rate for the Group for the six months ended December 28, 2012 and December 30, 2011 was 5.2% and (9.2)% of net income (loss), respectively. The increase in effective tax rate for the six months ended December 28, 2012 was due to the fact that the Group had net income from operations during that period, as compared to the six months ended December 30, 2011, when the Group experienced a net loss.

As of December 28, 2012, the Group’s estimated annual effective tax rate for the fiscal year ending June 28, 2013, excluding discrete items, was 5.2%.

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

The effect of recording share-based compensation expense for the three and six months ended December 28, 2012 and December 30, 2011 was as follows:

	Three Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Share-based compensation expense by type of award:
Share options	$497	$1,200	$1,140	$2,070
Restricted share units	881	403	1,492	521

Total share-based compensation expense	1,378	1,603	2,632	2,591

Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$1,378	$1,603	$2,632	$2,591

Share-based compensation expense was recorded in the condensed consolidated statements of operations as follows: cost of revenues of $299 and $465 for the three months ended December 28, 2012 and December 30, 2011, respectively, and $644 and $911 for the six months ended December 28, 2012 and December 30, 2011, respectively; and SG&A expenses of $1,079 and $1,138 for the three months ended December 28, 2012 and December 30, 2011, respectively, and $1,988 and $1,680 for the six months ended December 28, 2012 and December 30, 2011, respectively. The Group did not capitalize any share-based compensation expense as part of any asset costs during the three and six months ended December 28, 2012 and December 30, 2011.

Share-based award activity

Share options have been granted to directors and employees. As of December 28, 2012, there were 153,403 share options outstanding under the Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

On March 12, 2010, the Company’s shareholders adopted the 2010 Performance Incentive Plan (the “2010 Plan”). On December 20, 2010 and December 20, 2012, the Company’s shareholders adopted amendments to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan by 500,000 and 3,700,000 shares, respectively. A total of 5,700,000 ordinary shares are authorized for issuance under the 2010 Plan, plus any shares subject to share options under the 1999 Plan outstanding as of June 24, 2010, that expire, are canceled or terminate after such date. As of December 28, 2012, there were an aggregate of 1,220,984 share options outstanding, 582,055 restricted share units outstanding, and 3,817,313 ordinary shares available for future grant under the 2010 Plan.

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

The following summarizes share option activity under the 1999 Plan:

	Number of Shares Underlying Options		Weighted-Average Exercise Price Per Share
	Six Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Shares underlying options outstanding at beginning of the period	189,540	423,205	$5.18	$4.34
Granted	—	—	—	—
Exercised	(36,137)	(188,773)	4.64	3.39
Forfeited	—	(4,593)	—	6.01
Expired	—	(1,100)	—	5.75

Shares underlying options outstanding at end of the period	153,403	228,739	$5.31	$5.09

Shares underlying options exercisable at end of the period	119,244	140,939	$5.18	$4.69

The following summarizes information for share options outstanding as of December 28, 2012 under the 1999 Plan:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	525	$2.25	0.17
	1,900	2.75	0.67
	1,600	3.00	0.69
	16,421	3.50	1.01
	2,405	4.25	1.67
	4,545	4.75	1.92
	10,074	5.00	2.13
	3,930	5.25	2.36
	8,350	5.50	2.66
	100,353	5.75	3.81
	3,300	6.25	4.35

Options outstanding	153,403		3.14	$1,175

Options exercisable	119,244		2.91	$929

As of December 28, 2012, $21 of estimated share-based compensation expense related to share options under the 1999 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 0.93 years.

The following summarizes share option activity under the 2010 Plan:

	Number of Shares Underlying Options		Weighted-Average Exercise Price Per Share
	Six Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Shares underlying options outstanding at beginning of the period	1,280,750	925,921	$16.32	$17.37
Granted	—	548,127	—	14.54
Exercised	—	—	—	—
Forfeited	(19,135)	(18,346)	17.79	16.29
Expired	(40,631)	(1,137)	16.84	16.80

Shares underlying options outstanding at end of the period	1,220,984	1,454,565	$16.28	$16.32

Shares underlying options exercisable at end of the period	528,347	258,716	$16.48	$16.71

The following summarizes information for share options outstanding as of December 28, 2012 under the 2010 Plan:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	40,000	$13.77	4.65
	614,228	16.83	4.79
	30,000	15.05	4.85
	30,744	25.50	5.05
	8,400	26.16	5.10
	12,800	23.62	5.35
	193,571	15.16	5.64
	251,231	14.12	5.87
	31,160	19.36	6.12
	5,550	18.60	6.17
	3,300	12.83	6.36

Options outstanding	1,220,984		5.20	$0

Options exercisable	528,347		5.05	$0

As of December 28, 2012, $1,547 of estimated share-based compensation expense related to share options under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 2.35 years.

Restricted share units

Restricted share units are one type of share-based award that may be granted under the 2010 Plan. Restricted share units granted to non-employee directors generally cliff vest 100% on the first of January, approximately 1 year from the date of grant. Restricted share units granted to employees generally vest as to 1/4th of the shares over 4 years on each anniversary of the vesting commencement date.

The following summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares Underlying Restricted Share Units		Weighted-Average Grant Date Fair Value Per Share
	Six Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Unvested balance at beginning of the period	168,275	25,900	$14.44	$21.62
Granted	446,884	198,247	12.35	14.05
Issued	(30,100)	(25,900)	14.12	21.62
Forfeited	(3,004)	—	13.12	—

Unvested balance at end of the period	582,055	198,247	$12.86	$14.05

As of December 28, 2012, $4,980 of estimated share-based compensation expense related to restricted share units under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 3.30 years.

For the three months ended December 28, 2012, the Company withheld an aggregate of 1,086 shares upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash of $10 to the appropriate taxing authorities, and presented it in a financing activity within the condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

12.	Shareholders’ equity

Share capital

The Company’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the six months ended December 28, 2012, the Company issued 36,137 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $4.64 per share, and 29,014 ordinary shares upon the vesting of restricted share units, net of shares withheld.

For the six months ended December 30, 2011, the Company issued 188,773 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $3.39 per share, and 25,900 ordinary shares upon the vesting of restricted share units.

All such issued shares are fully paid.

13. Commitments and contingencies

Bank guarantees

At December 28, 2012 and June 29, 2012, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $686 and $660, respectively.

Operating lease commitments

The Group leases a portion of its capital equipment, and certain land and buildings for its facilities in Thailand, China and New Jersey, under operating lease arrangements that expire in various calendar years through 2015. Rental expense under these operating leases amounted to $390 and $996 for the six months ended December 28, 2012 and December 30, 2011, respectively. On March 23, 2012, the Group notified its landlord of its intent to terminate the lease agreement for land and buildings at its Chokchai campus in Thailand, effective on April 30, 2012.

As of December 28, 2012, the future minimum lease payments due under non-cancelable leases were as follows at the end of each fiscal year below:

2013	391
2014	181
2015	59
2016	15

Total minimum operating lease payments	$646

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

As of December 28, 2012, there were no outstanding capital expenditure commitments.

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

14.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Group’s chief operating decision maker is Fabrinet’s board of directors. As of December 28, 2012, the Group operated and internally managed a single operating segment. Accordingly, the Group does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

The Group operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following tables present total revenues by geographic regions:

	Three Months Ended
	December 28, 2012	December 30, 2011
North America	$81,661	$49,199
Asia-Pacific	55,399	32,060
Europe	30,366	15,350

	$167,426	$96,609

	Six Months Ended
	December 28, 2012	December 30, 2011
North America	$152,751	$140,241
Asia-Pacific	110,744	91,364
Europe	62,556	51,351

	$326,051	$282,956

Total revenues are attributed to a particular geographic area based on the bill-to location of the customer. As of December 28, 2012, the Group had approximately $228 of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

15.	Income (expense) related to flooding

The Company suspended production at all of its manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 because of severe flooding in Thailand. The Company never resumed, and has permanently ceased, production at its Chokchai facility. We Company has completed its assessment of the extent of damage to property, inventory and equipment, including consigned assets held by the Company on behalf of its customers, as well as the impact of business interruption to the Company. For the year ended June 29, 2012, the Company recognized expenses related to flooding of $ 97.2 million. Although the Company has completed its assessment and submitted its claims for losses, the Company expects that it will take additional time to reach final settlement with its insurers. Despite the Company’s diligent efforts to file and settle its claims, there are many reasons the claims are still pending more than one year after the flooding, including the extent of the losses and number of claims filed in Thailand, and the complicated nature of the Company’s claim, which includes owned and consigned property. The Company will continue to aggressively pursue its claims to achieve a timely resolution.

As of December 28, 2012, the Company has submitted claims to its insurers for business interruption losses attributable to the effects of flooding through the first quarter of fiscal 2013, as well as claims for owned and consigned inventory losses, owned and consigned equipment losses, and damage to its buildings at Pinehurst, which it owns, and Chokchai, which it leased. In the three months ended December 28, 2012, the Company received an interim payment of $4,825 from its insurers against the Company’s claims for owned equipment losses. In the six months ended December 28, 2012, the Company received an interim payment of $4,825 from its insurers against the Company’s claims for owned equipment losses, an interim payment of $4,741 against its claims for business interruption losses and a payment of $79 as full and final settlement of its claim for damage to its buildings at Pinehurst. The Company will continue to recognize insurance recoveries if and when they become realizable and probable.

A number of exclusions and limitations in the Company’s policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount that the Company will ultimately recover for its losses from its insurers. In addition, the Company’s insurers could reject the valuation methodologies the Company has used to estimate its losses, in whole or in part, and apply different valuation methodologies, which could also reduce the Company’s aggregate recovery amount. However, based on the information that the Company has at this time, the Company believes that it will ultimately recover a majority of its losses. The Company further believes that, although the difference between its aggregate claims and its insurance recoveries may ultimately be material, this will not have a material and adverse effect on the Company’s financial condition or results of operation.

The Company continues to have discussions with its customers regarding their assessments of the damage to, and valuation of, the consigned assets that were under the Company’s care, custody and control at its Chokchai facility. In some cases, there may be material differences between the Company’s assessments and its customers’ assessments. There may also be differences of opinions regarding who bears responsibility for certain losses as a result of the flooding. The Company continues to review these differences with its customers and, depending on the outcome of these discussions, the Company may incur additional costs and expenses in connection with its customers’ recovery efforts.

In the three months ended September 28, 2012, the Company entered into a settlement agreement with one of its customers regarding the Company’s liability for the customer’s losses as a result of the flooding. Under the terms of the settlement agreement, the Company made an initial payment to such customer of $4,000 during the three months ended September 28, 2012.

In the three months ended December 28, 2012, the Company entered into a settlement agreement with another customer regarding the Company’s liability for the customer’s losses as a result of the flooding. Under the terms of the settlement agreement, the Company made an initial payment to such customer of $2,797 during the three months ended December 28, 2012.

The Company’s liability under the terms of the settlement agreements is consistent with the Company’s original estimate, and no further provision has been made.

16.	Subsequent events

On December 31, 2012, the Company amended one of the settlement agreements that it had entered into with a customer during the three months ended September 28, 2012, as discussed in Note 15 (Income (expense) related to flooding). Pursuant to the amended settlement agreement, the Company transferred equipment purchased on behalf of the customer to the customer in the amount of $2,200 and reduced net accounts receivable from the customer by $2,000, resulting in a $4,200 reduction in the Company’s outstanding obligation to the customer under the terms of settlement agreement.

On December 31, 2012, the Company entered into a settlement agreement with another customer regarding the Company’s liability for the customer’s losses as a result of the flooding. Under the terms of the settlement agreement, the Company is obligated to make an initial payment to such customer of $1,263 during the three months ended March 29, 2013.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our expectation that an increasing portion of our revenues will come from the bill-to location outside of North America in the future;

•

our expectation that we will incur significant incremental costs of revenue as a result of our continued diversification into the industrial lasers and sensors markets and other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities;

•	our expectation that our fiscal 2013 SG&A expenses will increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal 2012;

•	our expectation that our employee costs will increase in Thailand and the PRC;

•	our future capital expenditures and our needs for additional financing;

•	expansion of our manufacturing capacity, including into new geographies;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion into new geographic markets;

•	the growth rates of our existing markets and potential new markets;

•	our ability and our customers’ and suppliers’ ability to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and penetrate new markets;

•	our plans to diversify our sources of revenues;

•	trends in the optical communications, industrial lasers and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors;

•

the impact that the October and November 2011 flooding in Thailand may continue to have on the industry and our business, results of operations and liquidity, including the expected costs and expenses that we will incur in connection with our recovery efforts and our ability to recover amounts from our insurance carriers; and

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

Thailand Flooding

We suspended production at all of our manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 because of severe flooding in Thailand. We never resumed, and have permanently ceased, production at our Chokchai facility. We have completed our assessment of the extent of damage to property, inventory and equipment, including consigned assets held by us on behalf of our customers, as well as the impact of business interruption to us. For the year ended June 29, 2012, we recognized expenses related to flooding of $ 97.2 million. Although we have completed our assessment and submitted our claims for losses, we expect that it will take additional time to reach final settlement with our insurers. Despite our diligent efforts to file and settle our claims, there are many reasons the claims are still pending more than one year after the flooding, including the extent of the losses and number of claims filed in Thailand, and the complicated nature of our claim, which includes owned and consigned property. We will continue to aggressively pursue our claims to achieve a timely resolution.

As of December 28, 2012, we have submitted claims to our insurers for business interruption losses attributable to the effects of flooding through the first quarter of fiscal 2013, as well as claims for owned and consigned inventory losses, owned and consigned equipment losses, and damage to our buildings at Pinehurst, which we own, and Chokchai, which we leased. In the three months ended December 28, 2012, we received an interim payment of $4.8 million from our insurers against our claims for owned equipment losses. In the six months ended December 28, 2012, we received an interim payment of $4.8 million from our insurers against our claims for owned equipment losses, an interim payment of $4.7 million against our claims for business interruption losses and a payment of $0.1 million as full and final settlement of our claim for damage to our buildings at Pinehurst. We will continue to recognize insurance recoveries if and when they become realizable and probable.

A number of exclusions and limitations in our policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount that we will ultimately recover for our losses from our insurers. In addition, our insurers could reject the valuation methodologies we have used to estimate our losses, in whole or in part, and apply different valuation methodologies, which could also reduce our aggregate recovery amount. However, based on the information that we have at this time, we believe that we will ultimately recover a majority of our losses. We further believe that, although the difference between our aggregate claims and our insurance recoveries may ultimately be material, this will not have a material and adverse effect on our financial condition or results of operation.

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

In the three months ended September 28, 2012, we entered into a settlement agreement with one of our customers regarding our liability for the customer’s losses as a result of the flooding. Under the terms of the settlement agreement, we made an initial payment to such customer of $4.0 million during the six months ended December 28, 2012. On December 31, 2012, we amended the settlement agreement with such customer. Pursuant to the amended settlement agreement, we transferred equipment purchased on behalf of the customer to the customer in the amount of $2.2 million and reduced net accounts receivable from the customer by $2.0 million, resulting in a $4.2 million reduction in the Company’s outstanding obligation to the customer under the terms of the settlement agreement.

In the three months ended December 28, 2012, we entered into a settlement agreement with another customer regarding our liability for such customer’s losses as a result of the flooding. Under the terms of the settlement agreement, we made an initial payment to such customer of approximately $2.8 million during the three months ended December 28, 2012.

Our liability under the terms of the settlement agreements is consistent with our original estimate, and no further provision has been made.

Revenues

Our total revenues increased by $70.8 million, or 73.3%, to $167.4 million for the three months ended December 28, 2012, as compared to $96.6 million for the three months ended December 30, 2011. This increase was primarily due to an increase in sales volume resulting from restoration of our operations, which had been temporarily suspended during the three months ended December 30, 2011 due to the October and November 2011 flooding in Thailand. Our total revenues increased by $43.1 million, or 15.2%, to $326.1 million for the six months ended December 28, 2012, as compared to $283.0 million for the six months ended December 30, 2011. This increase was primarily due to an increase in sales volume resulting from restoration of our operations, which had been temporarily suspended during the three months ended December 30, 2011 due to the October and November 2011 flooding in Thailand. We generated substantially all of our total revenues during the three and six months ended December 28, 2012 from the optical communications, industrial lasers, sensors and other markets.

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

The percentage of our revenues generated from the bill-to location outside of North America increased from 50.4% in the six months ended December 30, 2011 to 53.2% in the six months ended December 28, 2012, primarily as a result of an increase in sales volume attributable to our customers in regions outside of North America after recovering from the October and November 2011 flooding in Thailand. We expect that an increasing portion of our revenues will come from the bill-to location outside of North America in the future.

The following table presents total revenues, by percentage, by geographic regions:

	Three Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
North America	48.8%	50.9%	46.8%	49.6%
Asia-Pacific	33.1	33.2	34.0	32.3
Europe	18.1	15.9	19.2	18.1

	100.0%	100.0%	100.0%	100.0%

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

Charges included in cost of revenues for bonus distributions to non-executive employees were $0.5 million and $0.6 million for the three months ended December 28, 2012 and December 30, 2011, respectively, and $1.0 million and $1.1 million for the six months ended December 28, 2012 and December 30, 2011, respectively.

Share-based compensation expense included in cost of revenues was $0.3 million and $0.5 million and for the three months ended December 28, 2012 and December 30, 2011, respectively, and $0.6 million and $0.9 million and for the six months ended December 28, 2012 and December 30, 2011, respectively.

We expect to incur significant incremental costs of revenue as a result of our continued diversification into the industrial lasers and sensors markets and other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities. We also expect to incur incremental costs of revenue as a result of our planned expansion into new geographic markets, though we are not able to determine the amount of these incremental expenses.

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

The compensation committee of our board of directors has approved a fiscal 2013 executive incentive plan with quantitative objectives, based on achieving certain revenue and earnings per share milestones for our fiscal year ending June 28, 2013. Bonuses under our fiscal 2013 executive incentive plan are payable after the end of fiscal 2013. We did not maintain an executive incentive plan for fiscal 2012. However, discretionary merit-based bonus awards were available to our non-executive employees during the three and six months ended December 28, 2012 and December 30, 2011.

Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $0.1 million and $(0.5) million for the three months ended December 28, 2012 and December 30, 2011, respectively, and $0.6 million and $0.1 million for the six months ended December 28, 2012 and December 30, 2011, respectively. Charges included in SG&A expenses for bonus distributions to non-executive and executive employees during the three and six months ended December 30, 2011 were lower, as compared to the three and six months ended December 28, 2012, due to the reversal of accrued executive bonuses of $0.6 million during the three and six months ended December 30, 2011.

Share-based compensation expense included in SG&A expenses was $1.1 million and $1.1 million for the three months ended December 28, 2012 and December 30, 2011, respectively, and $2.0 million and $1.7 million for the six months ended December 28, 2012 and December 30, 2011, respectively.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of March 30, 2012, we had drawn down the entire $30.0 million available under the term loan facility. Borrowings and interest under the term loan are scheduled to be repaid on a quarterly basis between June 2012 and March 2017. As of December 28, 2012, we had outstanding borrowings under the term loan facility of $25.5 million. Under the terms of the cross currency swap arrangement, all amounts drawn down in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum.

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

As of December 28, 2012 and June 29, 2012, we had outstanding foreign currency assets and liabilities in Thai baht and RMB as follows:

	December 28, 2012			June 29, 2012
	Currency	$	%	Currency	$	%
	(in thousands, except percentages)
Assets
Thai baht	610,952	19,946	50.3	526,487	16,541	50.4
RMB	124,047	19,723	49.7	103,014	16,287	49.6

		39,669	100.0		32,828	100.0

Liabilities
Thai baht	562,345	18,359	87.1	732,502	23,013	87.0
RMB	17,073	2,714	12.9	21,752	3,439	13.0

		21,073	100.0		26,452	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of December 28, 2012 and June 29, 2012, there was $30.0 million in selling forward contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of December 28, 2012 and June 29, 2012, we did not have any selling RMB to U.S. dollar forward contracts.

As of December 28, 2012, unrealized gain from fair market value of derivatives amounted to $33,000. As of June 29, 2012 unrealized losses from fair market value of derivatives amounted to $162,000.

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

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5, and from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on, among other things, the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. In addition, in December 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result of the announcement, corporate income tax rates for our Thai subsidiary will be reduced from 30% in fiscal 2012 to 23%, 20% and 20% in fiscal 2013, fiscal 2014 and fiscal 2015, respectively.

Our subsidiary in China has been granted a tax privilege to reduce its corporate income tax rate from 25% to 15%. This privilege is retroactive to January 1, 2011 and valid until December 31, 2013, subject to renewal at the end of each three-year period.

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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2012. There were no material changes to our critical accounting policies during the three and six months ended December 28, 2012.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	Three Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(in thousands)
Revenues	$167,426	$96,609	$326,051	$282,956
Cost of revenues	(149,056)	(87,680)	(289,959)	(251,143)

Gross profit	18,370	8,929	36,092	31,813
Selling, general and administrative expenses	(5,787)	(5,319)	(11,646)	(11,957)
Income (expense) related to flooding	4,825	(40,265)	9,645	(40,265)

Operating income (loss)	17,408	(36,655)	34,091	(20,409)
Interest income	271	224	459	419
Interest expense	(263)	(68)	(549)	(142)
Foreign exchange (loss) gain, net	(170)	787	107	600
Other income	183	59	373	156

Income (loss) before income taxes	17,429	(35,653)	34,481	(19,376)
Income tax (expense) benefit	(747)	2,399	(1,780)	1,777

Net income (loss)	$16,682	$(33,254)	$32,701	$(17,599)

The following table sets forth a summary of our unaudited condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(in thousands)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(89.0)	(90.8)	(88.9)	(88.8)

Gross profit	11.0	9.2	11.1	11.2
Selling, general and administrative expenses	(3.5)	(5.5)	(3.6)	(4.2)
Income (expense) related to flooding	2.9	(41.6)	3.0	(14.2)

Operating income (loss)	10.4	(37.9)	10.5	(7.2)
Interest income	0.2	0.2	0.1	0.2
Interest expense	(0.2)	(0.1)	(0.2)	—
Foreign exchange (loss) gain, net	(0.1)	0.8	—	0.2
Other income	0.1	0.1	0.1	—

Income (loss) before income taxes	10.4	(36.9)	10.6	(6.8)
Income tax (expense) benefit	(0.4)	2.5	(0.5)	0.6

Net income (loss)	10.0%	(34.4)%	10.0%	(6.2)%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Six Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
	(in thousands)
Optical communications	$119,912	$68,352	$229,501	$205,843
Lasers, sensors and other	47,514	28,257	96,550	77,113

Total	$167,426	$96,609	$326,051	$282,956

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three and Six Months Ended December 28, 2012 to Three and Six Months Ended December 30, 2011

Total revenues

Our total revenues increased by $70.8 million, or 73.3%, to $167.4 million for the three months ended December 28, 2012, as compared to $96.6 million for the three months ended December 30, 2011. This increase was primarily due to an increase in sales volume resulting from restoration of our operations, which had been temporarily suspended during the three months ended December 30, 2011 due to the October and November 2011 flooding in Thailand. Revenues from optical communications products represented 71.6% of our total revenues for the three months ended December 28, 2012, as compared to 66.7% for the three months ended December 30, 2011.

Our total revenues increased by $43.1 million, or 15.2%, to $326.1 million for the six months ended December 28, 2012, as compared to $283.0 million for the six months ended December 30, 2011. This increase was primarily due to an increase in sales volume resulting from restoration of our operations, which had been temporarily suspended during the three months ended December 30, 2011 due to the October and November 2011 flooding in Thailand. Revenues from optical communications products represented 70.4% of our total revenues for the six months ended December 28, 2012, as compared to 70.0% for the six months ended December 30, 2011.

Cost of revenues

Our cost of revenues increased by $61.4 million, or 70.0%, to $149.1 million, or 89.0% of total revenues, for the three months ended December 28, 2012, as compared to $87.7 million, or 90.8% of total revenues, for the three months ended December 30, 2011. The increase in absolute dollars was primarily due to an increase in revenues. Cost of revenues also included share-based compensation expense of $0.3 million for the three months ended December 28, 2012, as compared to $0.5 million for the three months ended December 30, 2011.

Our cost of revenues increased by $38.8 million, or 15.5%, to $290.0 million, or 88.9% of total revenues, for the six months ended December 28, 2012, as compared to $251.1 million, or 88.8% of total revenues, for the six months ended December 30, 2011. The increase in absolute dollars was primarily in connection with an increase in revenues resulting from restoration of our operations after the October and November 2011 flooding in Thailand. Cost of revenues also included share-based compensation expense of $0.6 million for the six months ended December 28, 2012, as compared to $0.9 million for the six months ended December 30, 2011.

Gross profit

Our gross profit increased by $9.4 million, or 105.7%, to $18.4 million, or 11.0% of total revenues, for the three months ended December 28, 2012, as compared to $8.9 million, or 9.2% of total revenues, for the three months ended December 30, 2011. Our gross profit increased by $4.3 million, or 13.5%, to $36.1 million, or 11.1% of total revenues, for the six months ended December 28, 2012, as compared to $31.8 million, or 11.2% of total revenues, for the six months ended December 30, 2011.

The increase in gross profit margin during the three and six months ended December 28, 2012, as compared to the three and six months ended December 30, 2011, was primarily related to an increase in revenues resulting from restoration of our operations, which had been temporarily suspended during the three months ended December 30, 2011 due to the October and November 2011 flooding in Thailand, during which time our revenues decreased significantly while we continued to incur fixed costs.

SG&A expenses

Our SG&A expenses increased by $0.5 million, or 8.8%, to $5.8 million, or 3.5% of total revenues, for the three months ended December 28, 2012, as compared to $5.3 million, or 5.5% of total revenues, for the three months ended December 30, 2011. Our SG&A expenses increased in absolute dollars during the three months ended December 28, 2012, as compared to the three months ended December 30, 2011, due primarily to the recognition of accrued executive bonuses of approximately $0.1 million during the three months ended December 28, 2012, as compared to the reversal of accrued executive bonuses of approximately $0.6 million during the three months ended December 30, 2011. We also recorded share-based compensation charges of $1.1 million for the three months ended December 28, 2012, as compared to $1.1 million for the three months ended December 30, 2011.

Our SG&A expenses decreased by $0.3 million, or 2.6%, to $11.6 million, or 3.6% of total revenues, for the six months ended December 28, 2012, as compared to $12.0 million, or 4.2% of total revenues, for the six months ended December 30, 2011. Our SG&A expenses decreased in absolute dollars during the six months ended December 28, 2012, as compared to the six months ended December 30, 2011, due primarily to a decrease in business development and research and development expenditures during the six months ended December 28, 2012. We also recorded share-based compensation charges of $2.0 million for the six months ended December 28, 2012, as compared to $1.7 million for the six months ended December 30, 2011.

Income (expense) related to flooding

In the three months ended December 28, 2012, we recognized $4.8 million of income related to flooding, which consisted of an interim payment from our insurers of $4.8 million against our claims for owned equipment losses due to the October and November 2011 flooding in Thailand. In the six months ended December 28, 2012, we recognized $9.6 million of income related to flooding, which consisted of an interim payment from our insurers of $4.8 million against our claims for owned equipment losses, an interim payment of $4.7 million against our claims for business interruption losses and a payment of $0.1 million in full and final settlement of our claim for damage to our buildings at Pinehurst.

In the three and six months ended December 30, 2011, we recognized $40.3 million in expenses related to flooding, which mainly consisted of owned and consigned inventory losses of $26.2 million, owned equipment losses of $4.6 million, damage to our leased building at Chokchai of $2.4 million, and other flood-related expenses of $7.1 million.

Operating income (loss)

Our operating income increased by $54.1 million to $17.4 million, or 10.4% of total revenues, for the three months ended December 28, 2012, as compared to an operating loss of $(36.7) million, or (37.9)% of total revenues, for the three months ended December 30, 2011.

Our operating income increased by $54.5 million to $34.1 million, or 10.5% of total revenues, for the six months ended December 28, 2012, as compared to an operating loss of $(20.4) million, or (7.2)% of total revenues, for the six months ended December 30, 2011.

Interest income

Our interest income increased by $47,000 to $271,000 for the three months ended December 28, 2012, as compared to $224,000 for the three months ended December 30, 2011. Our interest income increased by $40,000 to $459,000 for the six months ended December 28, 2012, as compared to $419,000 for the six months ended December 30, 2011. These increases were due to increases in cash and cash equivalent balances and an increase in interest rates.

Interest expense

Our interest expense increased by $195,000 to $263,000 for the three months ended December 28, 2012, as compared to $68,000 for the three months ended December 30, 2011. Our interest expense increased by $407,000 to $549,000 for the six months ended December 28, 2012, as compared to $142,000 for the six months ended December 30, 2011. These increases were due to increases in interest rates as well as increases in our long-term loan balances and the cessation of capitalizing interest on Building 6 costs after completing construction in April 2012.

Income (loss) before income taxes

We recorded income before income taxes of $17.4 million and $34.5 million for the three and six months ended December 28, 2012, respectively, as compared to loss before income taxes of $(35.7) million and $(19.4) million for the three and six months ended December 30, 2011, respectively.

Income tax (expense) benefit

Our provision for income tax reflects an effective tax rate of 4.3% for the three months ended December 28, 2012, as compared to an effective tax rate of (6.7)% (tax benefit) for the three months ended December 30, 2011. The increase in effective tax rate for the three months ended December 28, 2012 was due to the fact that the Group had net income from operations during that period, as compared to the three months ended December 30, 2011, when the Group experienced a net loss.

Our provision for income tax reflects an effective tax rate of 5.2% for the six months ended December 28, 2012, as compared to an effective tax rate of (9.2)% (tax benefit) for the six months ended December 30, 2011. The increase in effective tax rate for the six months ended December 28, 2012 was due to the fact that the Group had net income from operations during that period, as compared to the six months ended December 30, 2011, when the Group experienced a net loss.

Net income (loss)

We recorded net income of $16.7 million, or 10.0% of total revenues, for the three months ended December 28, 2012, as compared to a net loss of $(33.3) million, or (34.4)% of total revenues, for the three months ended December 30, 2011.

We recorded net income of $32.7 million, or 10.0% of total revenues, for the six months ended December 28, 2012, as compared to a net loss of $(17.6) million, or (6.2)% of total revenues, for the six months ended December 30, 2011.

Liquidity and Capital Resources

Cash Flows and Working Capital

To date, we have primarily financed our operations through cash flow from operations, drawdowns under our commercial loans, and the sale of ordinary shares in our initial public offering in June 2010. As of December 28, 2012, we had approximately $128.1 million in cash and cash equivalents and approximately $33.7 million of outstanding debt. As of December 30, 2011, we had approximately $112.1 million in cash and cash equivalents and approximately $29.9 million of outstanding debt.

Our cash and cash equivalents primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less which are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents was 1.0% and 0.9%, respectively, for the three and six months ended December 28, 2012, respectively, and 0.7% and 0.6% for the three and six months ended December 30, 2011, respectively.

We expect that our cash position will continue to be impacted by expenditures related to recovery from the flooding of our facilities in Thailand and lost revenue. We have incurred, and expect to continue to incur, certain charges and expenses related to the flooding, some of which will be cash charges and expenses, such as those described in Note 15 to the Notes to Unaudited Condensed Consolidated Financial Statements. We also have to pay significantly more for our current property and casualty insurance for our operations in Thailand (See Note 15 to the Notes to Unaudited Condensed Consolidated Financial Statements). We have submitted claims to our insurers for business interruption losses attributable to the effects of flooding through the first quarter of fiscal 2013, as well as claims for owned and consigned inventory losses, owned and consigned equipment losses, and damage to our buildings at Pinehurst, which we own, and Chokchai, which we leased. In the six months ended December 28, 2012, we recognized $9.6 million of income related to flooding, which consisted of an interim payment from our insurers of $4.8 million against our claims for owned equipment losses, an interim payment of $4.7 million against our claims for business interruption losses, and a payment of $0.1 million in full and final settlement of our claim for damage to our buildings at Pinehurst. We will continue to recognize insurance recoveries if and when they become realizable and probable.

A number of exclusions and limitations in our policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount that we will ultimately recover for our losses from our insurers. In addition, our insurers could reject the valuation methodologies we have used to estimate our losses, in whole or in part, and apply different valuation methodologies, which could also reduce our aggregate recovery amount. However, based on the information that we have at this time, we believe that we will ultimately recover a majority of our losses. We further believe that, although the difference between our aggregate claims and our insurance recoveries may ultimately be material, this will not have a material and adverse effect on our financial condition or results of operation.

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

In the three months ended September 28, 2012, we entered into a settlement agreement with one of our customers regarding our liability for the customer’s losses as a result of the flooding. Under the terms of the settlement agreement, we made an initial payment to such customer of $4.0 million during the six months ended December 28, 2012. On December 31, 2012, we amended the settlement agreement with such customer. Pursuant to the amended settlement agreement, we transferred equipment purchased on behalf of the customer to the customer in the amount of $2.2 million and reduced net accounts receivable from the customer by $2.0 million, resulting in a $4.2 million reduction in the Company’s outstanding obligation to the customer under the terms of the settlement agreement.

In the three months ended December 28, 2012, we entered into a settlement agreement with another customer regarding our liability for such customer’s losses as a result of the flooding. Under the terms of the settlement agreement, we made an initial payment to such customer of approximately $2.8 million during the three months ended December 28, 2012.

Our liability under the terms of the settlement agreements is consistent with our original estimate, and no further provision has been made.

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

In June 2010, we entered into an agreement to purchase land in Thailand for the construction of Pinehurst Building 6. The land purchase was completed in August 2010 and construction of Building 6 was completed in April 2012. We believe that our current manufacturing capacity is sufficient to meet anticipated production requirements for the next few years. We maintain a long-term credit facility associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 51 months. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay this obligation.

The following table shows our net cash provided by (used in) operating activities, net cash used in investing activities and net cash (used in) provided by financing activities for the periods indicated:

	Six Months Ended
	December 28, 2012	December 30, 2011
	(in thousands)
Net cash provided by (used in) operating activities	$17,932	$(9,411)
Net cash used in investing activities	(1,180)	(20,076)
Net cash (used in) provided by financing activities	(4,677)	14,175
Net increase (decrease) in cash and cash equivalents	12,075	(15,312)
Cash and cash equivalents, beginning of period	115,507	127,282
Cash and cash equivalents, end of period	128,098	112,078

Operating Activities

Net cash provided by operating activities increased by $27.3 million, or 290.5%, to $17.9 million for the six months ended December 28, 2012, as compared to net cash used in operating activities of $(9.4) million for the six months ended December 30, 2011. This increase was primarily due to an increase in net income from operations, offset by a decrease of $6.8 million in liabilities to third parties due to flood losses.

Investing Activities

Net cash used in investing activities decreased by $18.9 million, or 94.1%, to $1.2 million for the six months ended December 28, 2012, as compared to $20.1 million for the six months ended December 30, 2011. The decrease in net cash used in investing activities was primarily due to a decrease in payments for construction of Pinehurst Building 6, which was completed in April 2012, and the receipt of $4.9 million of proceeds from insurers against claims related to flood damage to owned equipment and our buildings at Pinehurst.

Financing Activities

Net cash used in financing activities increased by $18.9 million, or 133.0%, to $4.7 million for the six months ended December 28, 2012, as compared to net cash provided by financing activities of $14.2 million for the six months ended December 30, 2011. This increase in net cash used in financing activities was primarily due to scheduled repayments of long-term loans for Pinehurst Building 5 and Building 6 and no new draw downs during the six months ended December 28, 2012, as compared to a draw down of $16.0 million in the six months ended December 30, 2011 for construction of Pinehurst Building 6.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents totaling $128.1 million and $115.5 million as of December 28, 2012 and June 29, 2012, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the six months ended December 28, 2012 and December 30, 2011, our interest income would have decreased by approximately $0.06 million and $0.05 million, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate, or SIBOR, and the London Inter-Bank Offered Rate, or LIBOR, plus an additional margin, depending on the lending institution. If the SIBOR and the LIBOR had increased by 100 basis points during the six months ended December 28, 2012 and December 30, 2011, our interest expense would have increased by approximately $0.17 million and $0.15 million, respectively, assuming consistent borrowing levels.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of March 30, 2012, we had drawn down the entire $30.0 million available under the credit facility. Borrowings and interest under the term loan are scheduled to be repaid on a quarterly basis between June 2012 and March 2017. As of December 28, 2012, we had outstanding borrowings under the term loan facility of $25.5 million. Under the terms of the cross currency interest rate swap arrangement, all amounts drawn down in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum.

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to six months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign currency losses of $0.2 million and foreign currency gains of $0.1 million during the three and six months ended December 28, 2012, respectively, and foreign currency gains of $0.8 million and $0.6 million during the three and six months ended December 30, 2011. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB as of December 28, 2012 and June 29, 2012 would have resulted in an increase in our net dollar position of approximately $2.1 million and $0.7 million, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of December 28, 2012, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Severe flooding in Thailand during October and November 2011, which resulted in the temporary suspension of production at our Pinehurst facilities and the permanent cessation of production at our Chokchai facility, has had and will continue to have a material and adverse effect on our business, financial condition and results of operations in the near-term and potentially beyond.

The consequences of the October and November 2011 flooding in Thailand, including the temporary suspension of production at our Pinehurst facilities and permanent cessation of production at our Chokchai facility, have adversely affected and will continue to adversely affect our business, results of operations and financial condition in the near-term and potentially beyond. Material risks and uncertainties include, but are not limited to, the following:

Insurance. Prior to January 1, 2012, we maintained insurance coverage that provided for reimbursement of losses resulting from flood damage. Under the terms of our policies that were in effect during the flooding, our property and casualty insurance covered loss or damage to our property and third-party property over which we have custody and control (the latter of which we refer to as consigned property), as well as losses associated with business interruption and building damage, subject to a number of exclusions and limitations (such as coinsurance, facilities location sub-limits and policy covenants). We have completed our assessment of losses with respect to business interruption through the first quarter of fiscal 2013, customer-owned inventory, consigned equipment from our customers, and our own inventory, equipment and facilities. We have recorded known losses in our consolidated statements of operations. As of December 28, 2012, we have submitted claims to our insurers for business interruption losses attributable to the effects of flooding through the first quarter of fiscal 2013, as well as claims for inventory losses, owned and consigned equipment losses, and damage to our buildings at Pinehurst, which we own, and Chokchai, which we leased. In the three months ended December 28, 2012, we received an interim payment of $4.8 million from our insurers against our claims for owned equipment losses. In the six months ended December 28, 2012, we received an interim payment of $4.8 million from our insurers against our claims for owned equipment losses, an interim payment of $4.7 million against our claims for business interruption losses and a payment of $0.1 million as full and final settlement of our claim for damage to our buildings at Pinehurst.

A number of exclusions and limitations in our policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount that we will ultimately collect for our losses. In addition, our insurers could reject the valuation methodologies we have used to estimate our losses, in whole or in part, and apply different valuation methodologies, which could also reduce our aggregate recovery amount. Even if we ultimately recover material amounts from our insurers, there may be a substantial delay between when we pay for flood-related expenses and when we receive proceeds from our insurers as reimbursement for these expenses, which could adversely affect our cash flows and liquidity. The insurance claims process has required a significant amount of time from management, and we expect this to continue until the claims process has been resolved. Further, as a result of the flooding in Thailand, our property and casualty insurance premiums have risen dramatically, as compared to premiums paid in periods prior to the flooding.

Customers. We continue to have discussions with our customers regarding the valuation of the consigned property that were damaged as a result of the flooding and who bears the responsibility for such losses In some cases, there may be material differences between our assessments and our customers’ assessments on the matters of valuation and responsibility. Some customers may choose to manufacture products internally or relocate their production to manufacturers outside of Thailand because of the fear of future flooding in Thailand. Other customers may be so reliant on us for their manufacturing capabilities that the suspension of our operations may have materially and adversely affected their own businesses, which could potentially lead to customer bankruptcies or liquidations. Customer bankruptcies or liquidations would mean less revenue for us and could also require us to write off any accounts receivable and inventory associated with those customers. Other customers may simply walk away from their obligations to pay us for equipment, inventory and finished goods for which we feel that they have a contractual obligation to us or may delay payment of amounts that they owe us for prior services rendered. The flooding may also make it more difficult for us to win business from new customers. These consequences would materially and adversely affect our business, financial condition and results of operations.

Recovery and Related Charges and Expenses. We expect to continue to incur certain charges and expenses related to the recovery from the flooding of our Thailand facilities and its impact on our operations, including items such as fixed asset impairments, inventory write-downs, charges related to cancellation of purchase orders for excess materials and charges for restoration and recovery work. We incurred a significant amount of these various flood-related charges and expenses during the fiscal year ended June 29, 2012. However, we expect that we will also incur expenses and charges in future periods, and the ultimate timing of these future charges and expenses is uncertain.

Our sales depend on and may continue to depend on a small number of customers that have substantial purchasing power and leverage in negotiating contracts with us. A reduction in orders from any of these customers, the loss of any of these customers, or a customer exerting significant pricing and margin pressures on us could harm our business, financial condition and operating results.

We have depended, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our total revenues. During the three months ended December 28, 2012 and December 30, 2011, we had two customers that each contributed 10% or more of our total revenues. These customers together accounted for 48% and 39% of our total revenues, respectively, during the periods. During the six months ended December 28, 2012 and December 30, 2011, we had two and three customers, respectively, that each contributed 10% or more of our total revenues. These customers together accounted for 48% and 47% of our total revenues, respectively, during the periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers could have an adverse effect on our business, operating results and share price.

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

Natural disasters, such as the October and November 2011 flooding in Thailand, where most of our manufacturing operations are located, the May 2008 earthquake in Sichuan, China, and the March 2011 tsunami in Japan, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products and for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the October and November 2011 flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand and cease production permanently at our Chokchai facility in Thailand, which adversely affected our ability to meet our customers’ demands during fiscal 2012. In some countries in which we operate, including the PRC and Thailand, potential outbreaks of infectious diseases such as the H1N1 influenza virus, severe acute respiratory syndrome (SARS) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. In addition, increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers, and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.

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

Our current property and casualty insurance covers loss or damage to our property and third-party property over which we have custody and control, as well as losses associated with business interruption, subject to specified exclusions and limitations such as coinsurance, facilities location sub-limits and other policy limitations and covenants. This includes flood insurance for property and business interruption with an aggregate limit of approximately $25 million. Even with insurance coverage, natural disasters or other catastrophic events, including acts of war, could cause us to suffer substantial losses in our operational capacity and could also lead to a loss of opportunity and to a potential adverse impact on our relationships with our existing customers resulting from our inability to produce products for them, for which we would not be compensated by existing insurance. This in turn could have a material adverse effect on our financial condition and results of operations.

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

Also, we have significant exposure to changes in the exchange rate between the RMB and the U.S. dollar. The expenses of our PRC subsidiary are denominated in RMB. Currently, RMB are convertible in connection with trade—and service-related foreign exchange transactions, foreign debt service and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of December 28, 2012, the U.S. dollar had depreciated approximately 4.9% against the RMB since December 24, 2010. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill to location of customers outside of North America accounted for 51.2% and 49.1% of our total revenues for the three months ended December 28, 2012 and December 30, 2011, respectively, and 53.2% and 50.4% of our total revenues for the six months ended December 28, 2012 and December 30, 2011, respectively. We expect that total revenues from the bill to location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. Most recently, in July 2012, Oclaro and Opnext, Inc., both of which were our customers at the time, merged. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers acquired the capacity to manufacture products in-house.

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

The sale and manufacturing of products in certain states and countries may subject us to environmental laws and regulations. In addition, rules adopted by the SEC implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act impose diligence and disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in the products we manufacture. Compliance with these rules is likely to result in additional cost and expense, including for due diligence to determine and verify the sources of any conflict minerals used in the products we manufacture, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. These rules may also affect the sourcing and availability of minerals used in the products we manufacture, as there may be only a limited number of suppliers offering “conflict free” metals that can be used in the products we manufacture.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the U.S. Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we were able to assert in our Form 10-K for the fiscal year ended June 29, 2012, that our internal control over financial reporting was effective as of June 29, 2012, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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

Our revenues, expenses and results of operations have fluctuated in the past and are likely to do so in the future from quarter to quarter and year to year due to the risk factors described in this section and elsewhere in this Quarterly Report on Form 10-Q. In addition to market and industry factors, the price and trading volume of our ordinary shares may fluctuate in response to a number of events and factors relating to us, our competitors, our customers and the markets we serve, many of which are beyond our control. Factors such as variations in our total revenues, earnings and cash flow, announcements of new investments or acquisitions, changes in our pricing practices or those of our competitors, commencement or outcome of litigation, sales of ordinary shares by us or our principal shareholders, fluctuations in market prices for our services and general market conditions could cause the market price of our ordinary shares to change substantially. Any of these factors may result in large and sudden changes in the volume and price at which our ordinary shares trade. For example, during October 2011, when some of the worst flooding in Thailand occurred, our share price fell from $20.03 per share on October 10, 2011 to $11.95 per share on October 26, 2011, a 40% decrease. Among other things, volatility and weakness in our share price could mean that investors may not be able to sell their shares at or above the prices they paid. Volatility and weakness could also impair our ability in the future to offer our ordinary shares or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

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

As of December 28, 2012, our existing shareholders Asia Pacific Growth Fund III, L.P., an affiliate of H&Q Asia Pacific, and Mr. Mitchell, our chief executive officer and chairman of the board of directors, beneficially owned approximately 26.5% and 8.4%, respectively, of our outstanding ordinary shares. In addition, Mr. Mitchell serves on our board of directors and, until March 2012, a representative of H&Q Asia Pacific served on our board of directors. Accordingly, they have had, and will continue to have, significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. They will also have the power to prevent or cause a change in control. The interests of these shareholders may differ from the interests of our other shareholders.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2013.

FABRINET

By:	/s/ TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.
10.1+	Fabrinet 2010 Performance Incentive Plan, as amended
10.2+	Form of Share Option Agreement under the Fabrinet 2010 Performance Incentive Plan
10.3+	Form of Restricted Share Agreement under the Fabrinet 2010 Performance Incentive Plan
10.4+	Form of Restricted Share Unit Agreement under the Fabrinet 2010 Performance Incentive Plan
10.5+	Amended and Restated Employment Offer Letter, dated November 2, 2012, between John Marchetti and Fabrinet USA, Inc.	8-K	10.1	November 5, 2012	001-34775
10.6+	Description of Fiscal 2013 Executive Incentive Plan	Item 5.02 of Form 8-K	N/A	November 5, 2012	001-34775
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

+	Indicates management contract or compensatory plan.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.