Form 10-Q
period 2013-03-29
Fabrinet
filed 2013-05-03
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2013

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

As of April 26, 2013, the registrant had 34,626,335 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED March 29, 2013

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)

	March 29, 2013	June 29, 2012
Assets
Current assets
Cash and cash equivalents	$157,479	$115,507
Trade accounts receivable, net	122,926	128,253
Inventory, net	94,310	103,223
Deferred tax assets	2,158	4,088
Prepaid expenses	2,605	3,571
Other current assets	7,593	6,029

Total current assets	387,071	360,671

Non-current assets
Property, plant and equipment, net	98,173	97,923
Intangibles, net	196	380
Deferred tax assets	2,435	1,764
Deposits and other non-current assets	655	624

Total non-current assets	101,459	100,691

Total assets	$488,530	$461,362

Liabilities and Shareholders’ Equity
Current liabilities
Long-term loans from bank, current portion	$9,668	$9,668
Trade accounts payable	74,329	86,000
Construction-related payable	—	2,222
Income tax payable	1,171	353
Deferred tax liability	1,761	1,405
Accrued payroll, bonus and related expenses	7,442	5,181
Accrued expenses	3,254	2,630
Other payables	4,760	6,601
Liabilities to third parties due to flood losses	48,390	61,198

Total current liabilities	150,775	175,258

Non-current liabilities
Long-term loans from bank, non-current portion	21,660	28,911
Severance liabilities	5,464	4,420
Other non-current liabilities	1,618	2,064

Total non-current liabilities	28,742	35,395

Total liabilities	179,517	210,653

Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of March 29, 2013 and June 29, 2012)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 34,626,335 shares and 34,470,829 shares issued and outstanding as of March 29, 2013 and June 29, 2012, respectively)	346	345
Additional paid-in capital	69,938	65,462
Retained earnings	238,729	184,902

Total shareholders’ equity	309,013	250,709

Total Liabilities and Shareholders’ equity	$488,530	$461,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share data)

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Revenues	$155,557	$139,019	$481,608	$421,975
Cost of revenues	(139,302)	(124,138)	(429,261)	(375,281)
Gross profit	16,255	14,881	52,347	46,694
Selling, general and administrative expenses	(6,801)	(6,586)	(18,447)	(18,543)
Income (expense) related to flooding	11,419	(55,623)	21,064	(95,888)

Operating income (loss)	20,873	(47,328)	54,964	(67,737)
Interest income	302	209	761	628
Interest expense	(239)	(64)	(788)	(206)
Foreign exchange gain, net	978	714	1,085	1,314
Other income	139	57	512	213

Income (loss) before income taxes	22,053	(46,412)	56,534	(65,788)
Income tax (expense) benefit	(927)	87	(2,707)	1,864

Net income (loss)	$21,126	$(46,325)	$53,827	$(63,924)

Earnings (loss) per share
Basic	$0.61	$(1.35)	$1.56	$(1.86)
Diluted	0.61	(1.35)	1.55	(1.86)
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	34,596	34,440	34,532	34,353
Diluted	34,909	34,440	34,794	34,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

	Nine Months Ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities
Net income (loss) for the period	$53,827	$(63,924)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	7,512	6,995
Amortization of intangibles	185	288
Gain on disposal of property, plant and equipment	(23)	(7)
Income related to flooding	(21,064)	—
Proceeds from insurers for business interruption losses related to flooding	4,741	—
Proceeds from insurers for inventory losses related to flooding	11,419	—
(Reversal of) allowance for doubtful accounts	(94)	28
Unrealized gain on exchange rate and fair value of derivative	(1,566)	(1,364)
Share-based compensation	3,969	3,930
Deferred income tax	1,615	(2,331)
Other non-cash expenses	598	637
(Reversal of) inventory obsolescence	(589)	528
Loss from written-off assets and liabilities to third parties due to flood losses	—	83,871
Changes in operating assets and liabilities
Trade accounts receivable	3,421	(807)
Inventory	8,945	(9,550)
Other current assets and non-current assets	(2,775)	(2,758)
Trade accounts payable	(11,671)	(17,289)
Income tax payable	818	(1,038)
Other current liabilities and non-current liabilities	48	2,929
Liabilities to third parties due to flood losses	(8,059)	—

Net cash provided by operating activities	51,257	138

Cash flows from investing activities
Purchase of property, plant and equipment	(8,634)	(26,394)
Purchase of intangibles	(1)	(17)
Purchase of assets for lease under direct financing leases	—	(2,940)
Proceeds from direct financing leases	—	1,217
Proceeds from disposal of property, plant and equipment	25	22
Proceeds from insurers in settlement of claims related to flood damage	4,904	—

Net cash used in investing activities	(3,706)	(28,112)

Cash flows from financing activities
Receipt of long-term loans from bank	—	28,000
Repayment of long-term loans from bank	(7,251)	(3,381)
Proceeds from issuance of ordinary shares under employee share option plans	528	984
Withholding tax related to net share settlement of restricted share units	(21)	—

Net cash (used in) provided by financing activities	(6,744)	25,603

Net increase (decrease) in cash and cash equivalents	40,807	(2,371)

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	115,507	127,282
Increase (decrease) in cash and cash equivalents	40,807	(2,371)
Effect of exchange rate on cash and cash equivalents	1,165	499

Cash and cash equivalents at end of period	$157,479	$125,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and organization

General

Fabrinet (“Fabrinet” or the “Company”) was incorporated on August 12, 1999, and commenced operations on January 1, 2000. The Company is an exempted company incorporated in the Cayman Islands, British West Indies. Fabrinet and its subsidiaries are referred to as the “Group”.

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

The Company has the following subsidiaries:

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

Asia Pacific Growth Fund III, L.P. and its affiliates held 17.8% and 26.3% of the Company’s share capital (fully diluted) as of March 29, 2013 and June 29, 2012, respectively.

Secondary Public Offering

On March 14, 2013, certain existing shareholders of the Company sold an aggregate of 3,800,000 ordinary shares at a price of $14.00 per share, less underwriting discounts and commissions, in a secondary public offering. The Company did not receive any proceeds from the sale of ordinary shares by the selling shareholders. The Company incurred approximately $472 of expenses in connection with the secondary offering during the three months ended March 29, 2013.

2.	Accounting policies

Basis of presentation

The condensed consolidated financial statements of Fabrinet included herein have been prepared on a basis consistent with the June 29, 2012 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These condensed consolidated financial statements should be read in conjunction with the June 29, 2012 audited consolidated financial statements and notes thereto. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Fabrinet’s results of operations for the three and nine months ended March 29, 2013 and March 30, 2012 are not necessarily indicative of future operating results.

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

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended March 29, 2013 and March 30, 2012 each consisted of 13 weeks. The nine months ended March 29, 2013 and March 30, 2012 consisted of 39 weeks and 40 weeks, respectively. Fiscal year 2013 will be comprised of 52 weeks and will end on June 28, 2013.

Concentration of credit risk

Financial instruments that potentially subject the Group to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

As of March 29, 2013, the Group’s cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. The Group had three customers that each contributed to 10% or more of its total accounts receivable as of March 29, 2013 and June 29, 2012.

Accounts receivable include amounts due from companies that are monitored by the Group for credit worthiness. Management has implemented a program to closely monitor near term cash collection and credit exposures and believes no material loss will be incurred.

Recent accounting pronouncements

In March 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2013-05 – Foreign Currency Matters (Topic 830) - Parents’ Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in Section 830-30-40 still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this Update clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. This guidance is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04 – Liabilities (Topic 405) - Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date. The guidance in this update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02 – Comprehensive Income (Topic 220) - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance in the third quarter of fiscal year 2013. This new guidance did not impact the Company’s presentation, financial position, and results of operations.

In January 2013, the FASB issued ASU No. 2013-01 – Balance Sheet (Topic 210) - Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02 – Intangibles—Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. Under the amendments in ASU No. 2012-02, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. This guidance is effective for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

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

	Three Months Ended
	March 29, 2013	March 30, 2012
Net income (loss) attributable to shareholders	$21,126	$(46,325)
Weighted average number of ordinary shares outstanding (thousands of shares)	34,596	34,440
Basic earnings (loss) per ordinary share	$0.61	$(1.35)

	Nine Months Ended
	March 29, 2013	March 30, 2012
Net income (loss) attributable to shareholders	$53,827	$(63,924)
Weighted average number of ordinary shares outstanding (thousands of shares)	34,532	34,353
Basic earnings (loss) per ordinary share	$1.56	$(1.86)

Diluted earnings (loss) per ordinary share is computed by dividing reported net income (loss) by the weighted average number of ordinary shares and dilutive ordinary equivalent shares outstanding during each period. Dilutive ordinary equivalent shares consist of share options and restricted shares. Diluted earnings (loss) per ordinary share is calculated as follows:

	Three Months Ended
	March 29, 2013	March 30, 2012
Net income (loss) used to determine diluted earnings (loss) per ordinary share	$21,126	$(46,325)
Weighted average number of ordinary shares outstanding (thousands of shares)	34,596	34,440
Adjustment for incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	313	—

Weighted average number of ordinary shares for diluted earnings (loss) per ordinary share (thousands of shares)	34,909	34,440 *

Diluted earnings (loss) per ordinary share	$0.61	$(1.35)

*	Loss per ordinary share for the three months ended March 30, 2012 was computed using the weighted average number of ordinary shares outstanding during the period in accordance with the antidilutive provisions of ASC 260-10-45; therefore, 218,193 shares were excluded.

	Nine Months Ended
	March 29, 2013	March 30, 2012
Net income (loss) used to determine diluted earnings (loss) per ordinary share	$53,827	$(63,924)
Weighted average number of ordinary shares outstanding (thousands of shares)	34,532	34,353
Adjustment for incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	262	—

Weighted average number of ordinary shares for diluted earnings (loss) per ordinary share (thousands of shares)	34,794	34,353 *

Diluted earnings (loss) per ordinary share	$1.55	$(1.86)

*	Loss per ordinary share for the nine months ended March 30, 2012 was computed using the weighted average number of ordinary shares outstanding during the period in accordance with the antidilutive provisions of ASC 260-10-45; therefore, 214,816 shares were excluded.

Options to purchase 903,856 shares were outstanding at March 29, 2013, but were not included in the computation of diluted earnings per ordinary share for the three and nine months ended March 29, 2013, because the exercise price of the options was greater than the average market price of the underlying shares.

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

The following table sets forth the Company’s applicable assets measured at fair value on a recurring basis as of March 29, 2013:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Derivative assets	$—	$225	$—	$225

Total assets measured at fair value	$—	$225	$—	$225

The above derivative assets are classified in other current assets on the condensed consolidated balance sheet.

The following table sets forth the Company’s applicable liabilities measured at fair value on a recurring basis as of June 29, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Liabilities
Derivative liabilities	$—	$162	$—	$162

Total liabilities measured at fair value	$—	$162	$—	$162

The above derivative liabilities are classified in accrued expenses on the consolidated balance sheet.

5.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts for the nine months ended March 29, 2013 and March 30, 2012 were as follows:

	Balance at Beginning of Period	(Credited to Income) / Charged to Expense	Balance at End of Period
Nine months ended March 29, 2013	$203	$(94)	$109
Nine months ended March 30, 2012	$79	$28	$107

6.	Inventory

	March 29, 2013	June 29, 2012
Raw materials	$34,905	$45,309
Work in progress	47,137	43,879
Finished goods	7,782	8,760
Goods in transit	6,598	7,976

	96,422	105,924
Less Inventory obsolescence	(2,112)	(2,701)

Inventory, net	$94,310	$103,223

7.	Investment in leases

Investment in direct financing leases primarily consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of March 29, 2013 and June 29, 2012:

	March 29, 2013	June 29, 2012
Total minimum lease payments receivable	$—	$3,522
Estimated residual values of leased equipment	—	—

Investment in direct financing leases	—	3,522
Less: unearned income	—	(186)

	$—	$3,336
Less: written-off of investment in direct financing leases	—	(3,336)

Net investment in direct financing leases	$—	$—

In the three months ended December 30, 2011, investment in leases of $3,336 was written-off because the underlying assets were damaged in the severe flooding that occurred in Thailand during October and November 2011.

8.	Intangibles

The following tables present details of the Group’s intangibles:

	March 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,458	$(3,262)	$196

Total intangibles	$3,458	$(3,262)	$196

	June 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,457	$(3,077)	$380

Total intangibles	$3,457	$(3,077)	$380

The Group recorded amortization expense relating to intangibles of $43 and $89 for the three months ended March 29, 2013 and March 30, 2012, respectively, and $185 and $288 for the nine months ended March 29, 2013 and March 30, 2012, respectively.

Based on the carrying amount of intangibles as of March 29, 2013, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year below is as follows:

2013	$32
2014	93
2015	64
2016	5
2017	2

Total amortization	$196

9.	Borrowings

Bank borrowings and long-term debt was comprised of the following:

	March 29, 2013	June 29, 2012
Long-term loans from bank	$31,328	$38,579

Total borrowings	$31,328	$38,579

Long-term loans from bank consisted of:
Current portion	$9,668	$9,668
Non-current portion	21,660	28,911

At March 29, 2013 and June 29, 2012, the Group had outstanding borrowings under long-term loan agreements with banks totaling $31,328 and $38,579, respectively, which consisted of:

Contract No.	Amount		Interest Rate Per Annum (%)	Conditions	Repayment Term
	March 29, 2013	June 29, 2012
1	$24,000	$28,500	LIBOR + 2.8% per annum	Repayable in quarterly installments within 6 years	June 2012 to March 2017
2	7,328	10,079	SIBOR + 1.5% per annum	Repayable in quarterly installments within 8 years	May 2009 to February 2015

Total	$31,328	$38,579

Certain of the long-term loans are secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral was $22,053 and $22,766 as of March 29, 2013 and June 29, 2012, respectively. The carrying amounts of borrowings approximate their fair value.

The long-term loans prescribe maximum ratios of debt to equity and minimum levels of debt service coverage ratios. As of March 29, 2013 and June 29, 2012, the Group was in compliance with its long-term loan agreements. In addition to financial ratios, certain of the Group’s packing credits and long-term loans include customary events of default.

The movements of long-term loans were as follows for the nine months ended March 29, 2013 and March 30, 2012:

	Nine Months Ended
	March 29, 2013	March 30, 2012
Opening net book amount	$38,579	$16,377
Additional loans during the period	—	28,000
Repayment during the period	(7,251)	(3,381)

Closing net book amount	$31,328	$40,996

As of March 29, 2013, future maturities of long-term debt were as follows at the end of each fiscal year below:

2013	$2,417
2014	9,668
2015	8,743
2016	6,000
2017	4,500

Total	$31,328

Credit facilities:

Undrawn available credit facilities at March 29, 2013 and June 29, 2012 totaled:

	March 29, 2013	June 29, 2012
Bank borrowings:
Short-term loans	$5,800	$8,241

10.	Income taxes

As of March 29, 2013, the liability for uncertain tax positions including accrued interest and penalties decreased to $1,440 (June 29, 2012: $1,905). The Group expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.

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

The effective tax rate for the Group for the three months ended March 29, 2013 and March 30, 2012 was 4.2% and (0.2)% of net income (loss), respectively. The increase in effective tax rate for the three months ended March 29, 2013 was primarily due to the fact that the Group had net income from operations during that period, as compared to the three months ended March 30, 2012, when the Group experienced a net loss.

The effective tax rate for the Group for the nine months ended March 29, 2013 and March 30, 2012 was 4.8% and (2.8)% of net income (loss), respectively. The increase in effective tax rate for the nine months ended March 29, 2013 was primarily due to the fact that the Group had net income from operations during that period, as compared to the nine months ended March 30, 2012, when the Group experienced a net loss.

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

The effect of recording share-based compensation expense for the three and nine months ended March 29, 2013 and March 30, 2012 was as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Share-based compensation expense by type of award:
Share options	$435	$935	$1,575	$3,005
Restricted share units	902	404	2,394	925

Total share-based compensation expense	1,337	1,339	3,969	3,930

Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$1,337	$1,339	$3,969	$3,930

Share-based compensation expense was recorded in the condensed consolidated statements of operations as follows: cost of revenues of $275 and $381 for the three months ended March 29, 2013 and March 30, 2012, respectively, and $919 and $1,292 for the nine months ended March 29, 2013 and March 30, 2012, respectively; and SG&A expenses of $1,062 and $958 for the three months ended March 29, 2013 and March 30, 2012, respectively, and $3,050 and $2,638 for the nine months ended March 29, 2013 and March 30, 2012, respectively. The Group did not capitalize any share-based compensation expense as part of any asset costs during the three and nine months ended March 29, 2013 and March 30, 2012.

Share-based award activity

Share options have been granted to directors and employees. As of March 29, 2013, there were 111,793 share options outstanding under the Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

On March 12, 2010, the Company’s shareholders adopted the 2010 Performance Incentive Plan (the “2010 Plan”). On December 20, 2010 and December 20, 2012, the Company’s shareholders adopted amendments to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan by 500,000 and 3,700,000 shares, respectively. A total of 5,700,000 ordinary shares are authorized for issuance under the 2010 Plan, plus any shares subject to share options under the 1999 Plan outstanding as of June 24, 2010, that expire, are canceled or terminate after such date. As of March 29, 2013, there were an aggregate of 1,198,387 share options outstanding, 546,747 restricted share units outstanding, and 3,826,473 ordinary shares available for future grant under the 2010 Plan.

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

The following summarizes share option activity under the 1999 Plan:

	Number of Shares Underlying Options		Weighted-Average Exercise Price Per Share
	Nine Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Shares underlying options outstanding at beginning of the period	189,540	423,205	$5.18	$4.34
Granted	—	—	—	—
Exercised	(77,747)	(222,656)*	4.98	3.56
Forfeited	—	(5,180)	—	5.98
Expired	—	(1,100)	—	5.75

Shares underlying options outstanding at end of the period	111,793	194,269	$5.32	$5.19

Shares underlying options exercisable at end of the period	86,646	122,777	$5.19	$4.86

*	Included in the exercised number are 1,000 share options exercised on March 29, 2012, but not settled as of March 30, 2012.

The following summarizes information for share options outstanding as of March 29, 2013 under the 1999 Plan:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	600	2.75	0.42
	500	3.00	0.43
	14,020	3.50	0.76
	1,725	4.25	1.42
	3,517	4.75	1.67
	6,624	5.00	1.88
	3,080	5.25	2.11
	4,250	5.50	2.41
	75,827	5.75	3.59
	1,650	6.25	4.10

Options outstanding	111,793		2.93	$1,038

Options exercisable	86,646		2.71	$816

As of March 29, 2013, $11 of estimated share-based compensation expense related to share options under the 1999 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 0.69 years.

The following summarizes share option activity under the 2010 Plan:

	Number of Shares Underlying Options		Weighted-Average Exercise Price Per Share
	Nine Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Shares underlying options outstanding at beginning of the period	1,280,750	925,921	$16.32	$17.37
Granted	—	584,837	—	14.84
Exercised	(9,376)	(11,619)	15.16	16.60
Forfeited	(24,262)	(73,143)	17.52	17.33
Expired	(48,725)	(1,137)	17.00	16.80

Shares underlying options outstanding at end of the period	1,198,387	1,424,859	$16.28	$16.34

Shares underlying options exercisable at end of the period	593,742	336,862	$16.48	$16.81

The following summarizes information for share options outstanding as of March 29, 2013 under the 2010 Plan:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	40,000	$13.77	4.40
	603,829	16.83	4.55
	30,000	15.05	4.60
	30,744	25.50	4.80
	7,400	26.16	4.85
	12,800	23.62	5.10
	182,373	15.16	5.39
	251,231	14.12	5.62
	31,160	19.36	5.87
	5,550	18.60	5.92
	3,300	12.83	6.12

Options outstanding	1,198,387		4.95	$163

Options exercisable	593,742		4.83	$64

As of March 29, 2013, $1,185 of estimated share-based compensation expense related to share options under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 2.12 years.

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

The following summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares Underlying Restricted Share Units		Weighted-Average Grant Date Fair Value Per Share
	Nine Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Unvested balance at beginning of the period	168,275	25,900	$14.44	$21.62
Granted	453,110	211,266	12.38	14.37
Issued	(70,313)	(25,900)	14.13	21.62
Forfeited	(4,325)	(16,433)	13.12	14.00

Unvested balance at end of the period	546,747	194,833	$12.78	$14.40

As of March 29, 2013, $4,082 of estimated share-based compensation expense related to restricted share units under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 3.12 years.

For the nine months ended March 29, 2013, the Company withheld an aggregate of 1,930 shares upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash of $21 to the appropriate taxing authorities, and presented it in a financing activity within the condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

12.	Shareholders’ equity

Share capital

The Company’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the nine months ended March 29, 2013, the Company issued 87,123 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $6.08 per share, and 68,383 ordinary shares upon the vesting of restricted share units, net of shares withheld.

For the nine months ended March 30, 2012, the Company issued 233,275 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $4.21 per share, and 25,900 ordinary shares upon the vesting of restricted share units.

All such issued shares are fully paid.

13.	Commitments and contingencies

Bank guarantees

At March 29, 2013 and June 29, 2012, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $717 and $660, respectively.

Operating lease commitments

The Group leases a portion of its capital equipment, and certain land and buildings for its facilities in China and New Jersey, under operating lease arrangements that expire in various calendar years through 2015. Rental expense under these operating leases amounted to $585 and $1,487 for the nine months ended March 29, 2013 and March 30, 2012, respectively. On March 23, 2012, the Group notified its landlord of its intent to terminate the lease agreement for land and buildings at its Chokchai campus in Thailand, effective on April 30, 2012.

As of March 29, 2013, the future minimum lease payments due under non-cancelable leases were as follows at the end of each fiscal year below:

2013	196
2014	182
2015	60
2016	14

Total minimum operating lease payments	$452

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

As of March 29, 2013, there were no outstanding capital expenditure commitments.

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

14.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Group’s chief operating decision maker is Fabrinet’s chief executive officer. As of March 29, 2013, the Group operated and internally managed a single operating segment. Accordingly, the Group does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

The Group operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following tables present total revenues by geographic regions:

	Three Months Ended
	March 29, 2013	March 30, 2012
North America	$72,333	$72,775
Asia-Pacific	52,627	43,327
Europe	30,597	22,917

	$155,557	$139,019

	Nine Months Ended
	March 29, 2013	March 30, 2012
North America	$225,084	$213,016
Asia-Pacific	163,371	134,691
Europe	93,153	74,268

	$481,608	$421,975

Total revenues are attributed to a particular geographic area based on the bill-to location of the customer. As of March 29, 2013, the Group had approximately $239 of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

15.	Income (expense) related to flooding

The Company suspended production at all of its manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 because of severe flooding in Thailand. The Company never resumed, and has permanently ceased, production at its Chokchai facility. The Company has completed its assessment of the extent of damage to property, inventory and equipment, including consigned assets held by the Company on behalf of its customers, as well as the impact of business interruption to the Company. For the year ended June 29, 2012, the Company recognized expenses related to flooding of $97,286. Although the Company has completed its assessment and submitted its claims for losses, the Company expects that it will take additional time to reach final settlement with its insurers. Despite the Company’s diligent efforts to file and settle its claims, there are many reasons the claims are still pending more than one year after the flooding, including the extent of the losses and number of claims filed in Thailand, and the complicated nature of the Company’s claims, which include owned and consigned property. The Company will continue to aggressively pursue its claims to achieve a timely resolution.

As of March 29, 2013, the Company has submitted claims to its insurers for business interruption losses attributable to the effects of flooding through the second quarter of fiscal 2013 (until October 21, 2012), as well as claims for owned and consigned inventory losses, owned and consigned equipment losses, and damage to its buildings at Pinehurst, which it owns, and Chokchai, which it leased. In the three months ended March 29, 2013, the Company received an interim payment of $11,419 from its insurers against the Company’s claims for owned inventory losses. In the nine months ended March 29, 2013, the Company received an interim payment of $11,419 from its insurers against the Company’s claims for owned inventory losses, an interim payment of $4,825 from its insurers against the Company’s claims for owned equipment losses, an interim payment of $4,741 against its claims for business interruption losses and a payment of $79 as full and final settlement of its claim for damage to its buildings at Pinehurst. The Company will continue to recognize insurance recoveries if and when they become realizable and probable.

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

During the three months ended September 28, 2012, the Company entered into a settlement agreement with one of its customers regarding the Company’s liability for the customer’s losses as a result of the flooding and made an initial payment to such customer of $4,000. During the three months ended March 29, 2013, the Company amended the settlement agreement, pursuant to which it transferred equipment purchased on behalf of the customer to the customer in the amount of $2,191 and reduced net accounts receivable from such customer by $2,000, resulting in a $4,191 reduction in the Company’s outstanding obligation to such customer under the terms of settlement agreement.

During the three months ended December 28, 2012, the Company entered into a settlement agreement with another customer regarding the Company’s liability for the customer’s losses as a result of the flooding and made an initial payment to such customer of $2,797. During the three months ended March 29, 2013, the Company offset accounts receivable related to end-of life products in the amount of $100, which such customer owed to the Company.

During the three months ended March 29, 2013, the Company entered into a settlement agreement with another customer regarding the Company’s liability for the customer’s losses as a result of the flooding, pursuant to which the Company made an initial payment to such customer of $1,263 and offset accounts receivable related to end-of-life products in the amount of $457, which such customer owed to the Company.

The Company’s liability under the terms of the settlement agreements is consistent with the Company’s original estimate, and no further provision has been made.

16.	Subsequent events

Settlements of flood-related liabilities

On April 1, 2013, the Company fulfilled its obligations to one of its customers in accordance with the settlement agreement entered into during the first quarter of fiscal 2013 by transferring equipment purchased on behalf of the customer to the customer in the amount $3,430, reducing net accounts receivable from such customer by $1,226, offsetting accounts receivable related to end-of-life products in the amount of $1,913, which such customer owed to the Company, and making a final cash payment to such customer of $8,239, resulting in a $14,808 reduction in the Company’s outstanding obligation to such customer under the terms of settlement agreement. Accordingly, the Company’s liability to such customer for any and all flood-related losses has been satisfied in full.

On April 1, 2013, the Company fulfilled its obligations to another customer in accordance with the settlement agreement entered into in the second quarter of fiscal 2013 by making a final cash payment to such customer of $2,362. Accordingly, the Company’s liability to such customer for any and all flood-related losses has been satisfied in full.

On April 16, 2013, the Company entered into a settlement agreement with one of its customer’s insurers to resolve a subrogation claim related to recovery proceeds paid by such insurer to the customer for damages to customer-owned inventory, which occurred during the flooding. Under the terms of settlement agreement, the Company will pay $6,500 to the insurer by three installment payments as follows: the first payment of approximately $2,167 was made in April 2013, the second payment of approximately $2,167 will be made in May 2013, and the final payment of approximately $2,167 will be made in July 2013.

Reduction in workforce

As part of the Group’s ongoing efforts to achieve greater efficiencies in all areas of its business, during the fourth quarter of fiscal 2013, the Group implemented a reduction in workforce and incurred expenses of approximately $2.0 million, which represented severance costs incurred for the termination of approximately 200 employees in accordance with contractual obligations under local regulations.

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

Thailand Flooding

We suspended production at all of our manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 because of severe flooding in Thailand. We never resumed, and have permanently ceased, production at our Chokchai facility. We have completed our assessment of the extent of damage to property, inventory and equipment, including consigned assets held by us on behalf of our customers, as well as the impact of business interruption to us. For the year ended June 29, 2012, we recognized expenses related to flooding of $97.3 million. Although we have completed our assessment and submitted our claims for losses, we expect that it will take additional time to reach final settlement with our insurers. Despite our diligent efforts to file and settle our claims, there are many reasons the claims are still pending more than one year after the flooding, including the extent of the losses and number of claims filed in Thailand, and the complicated nature of our claims, which include owned and consigned property. We will continue to aggressively pursue our claims to achieve a timely resolution.

As of March 29, 2013, we have submitted claims to our insurers for business interruption losses attributable to the effects of flooding through the second quarter of fiscal 2013 (until October 21, 2012), as well as claims for owned and consigned inventory losses, owned and consigned equipment losses, and damage to our buildings at Pinehurst, which we own, and Chokchai, which we leased. In the three months ended March 29, 2013, we received an interim payment of $11.4 million from our insurers against our claims for owned inventory losses. In the nine months ended March 29, 2013, we received an interim payment of $11.4 million from our insurers against our claims for owned inventory losses, an interim payment of $4.8 million from our insurers against our claims for owned equipment losses, an interim payment of $4.7 million against our claims for business interruption losses and a payment of $0.1 million as full and final settlement of our claim for damage to our buildings at Pinehurst. We will continue to recognize insurance recoveries if and when they become realizable and probable.

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

During the three months ended September 28, 2012, we entered into a settlement agreement with one of our customers regarding our liability for the customer’s losses as a result of the flooding and made an initial payment to such customer of $4.0 million. During the three months ended March 29, 2013, we amended the settlement agreement, pursuant to which we transferred equipment purchased on behalf of the customer to the customer in the amount of $2.2 million and reduced net accounts receivable from such customer by $2.0 million, resulting in a $4.2 million reduction in our outstanding obligation to such customer under the terms of the settlement agreement.

During the three months ended December 28, 2012, we entered into a settlement agreement with another customer regarding our liability for such customer’s losses as a result of the flooding and made an initial payment to such customer of approximately $2.8 million. During the three months ended March 29, 2013, we offset accounts receivable related to end-of life products in the amount of $0.1 million, which such customer owed to the Company.

During the three months ended March 29, 2013, we entered into a settlement agreement with another customer regarding our liability for such customer’s losses as a result of the flooding, pursuant to which we made an initial payment to such customer of approximately $1.3 million and offset accounts receivable related to end-of-life products in the amount of $0.5 million, which such customer owed to the Company.

Our liability under the terms of the settlement agreements is consistent with our original estimate, and no further provision has been made.

Revenues

Our total revenues increased by $16.5 million, or 11.9%, to $155.6 million for the three months ended March 29, 2013, as compared to $139.0 million for the three months ended March 30, 2012. This increase was primarily due to an increase in optical communication product sales volume resulting from restoration of our operations, which had been temporarily suspended during the three months ended December 30, 2011 due to the October and November 2011 flooding in Thailand. Our total revenues increased by $59.6 million, or 14.1%, to $481.6 million for the nine months ended March 29, 2013, as compared to $422.0 million for the nine months ended March 30, 2012. This increase was primarily due to an increase in optical communication product sales volume resulting from restoration of our operations, which had been temporarily suspended during the three months ended December 30, 2011 due to the October and November 2011 flooding in Thailand. We generated substantially all of our total revenues during the three and nine months ended March 29, 2013 from the optical communications products.

We believe our ability to expand our relationships with existing customers and attract new customers is due to a number of factors, including our broad range of complex engineering and manufacturing service offerings, flexible low-cost manufacturing platform, process optimization capabilities, advanced supply chain management, excellent customer service and experienced management team. While we expect the prices we charge for the products we manufacture for our customers to decrease over time due in part to competitive market forces, we believe we will be able to maintain favorable pricing for our services due to our ability to reduce cycle time, adjust our product mix by focusing on more complicated products, improve product quality and yields, and reduce material costs for the products we manufacture. We believe these capabilities have enabled us to help our OEM customers reduce their manufacturing costs while maintaining or improving the design, quality, reliability and delivery times for their products.

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

The percentage of our revenues generated from the bill-to location outside of North America increased from 49.5% in the nine months ended March 30, 2012 to 53.3% in the nine months ended March 29, 2013, primarily as a result of an increase in sales volume attributable to our customers in regions outside of North America after recovering from the October and November 2011 flooding in Thailand. We expect that an increasing portion of our revenues will come from the bill-to location outside of North America in the future.

The following table presents percentages of total revenues by geographic regions:

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
North America	46.5%	52.3%	46.7%	50.5%
Asia-Pacific	33.8	31.2	33.9	31.9
Europe	19.7	16.5	19.4	17.6

	100.0%	100.0%	100.0%	100.0%

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

Charges included in cost of revenues for bonus distributions to non-executive employees were $0.5 million and $0.5 million for the three months ended March 29, 2013 and March 30, 2012, respectively, and $1.5 million and $1.6 million for the nine months ended March 29, 2013 and March 30, 2012, respectively.

Share-based compensation expense included in cost of revenues was $0.3 million and $0.4 million and for the three months ended March 29, 2013 and March 30, 2012, respectively, and $0.9 million and $1.3 million and for the nine months ended March 29, 2013 and March 30, 2012, respectively.

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

The compensation committee of our board of directors has approved a fiscal 2013 executive incentive plan with quantitative objectives, based on achieving certain revenue and earnings per share milestones for our fiscal year ending June 28, 2013. Bonuses under our fiscal 2013 executive incentive plan are payable after the end of fiscal 2013. We did not maintain a formal executive incentive plan for fiscal 2012. However, discretionary merit-based bonus awards were available to our non-executive employees during the three and nine months ended March 29, 2013 and March 30, 2012.

Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $0.5 million and $0.3 million for the three months ended March 29, 2013 and March 30, 2012, respectively, and $1.1 million and $0.5 million for the nine months ended March 29, 2013 and March 30, 2012, respectively. Charges included in SG&A expenses for bonus distributions to non-executive and executive employees during the three and nine months ended March 30, 2012 were lower, as compared to the three and nine months ended March 29, 2013, because of the reversal of accrued executive bonuses of $0.6 million during the three months ended December 30, 2011 due to management’s expectation that we would not achieve certain financial targets as a result of the impact of the flooding on our operations, and no accrued executive bonuses for the three months ended March 30, 2012.

Share-based compensation expense included in SG&A expenses was $1.1 million and $1.0 million for the three months ended March 29, 2013 and March 30, 2012, respectively, and $3.1 million and $2.6 million for the nine months ended March 29, 2013 and March 30, 2012, respectively.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of March 30, 2012, we had drawn down the entire $30.0 million available under the term loan facility. Borrowings and interest under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of March 29, 2013, we had outstanding borrowings under the term loan facility of $24.0 million. Under the terms of the cross currency swap arrangement, all amounts drawn down in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum.

In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative financial instruments. We may enter into short-term forward foreign currency contracts or put option contracts to help manage currency exposures associated with certain assets and liabilities, primarily short-term obligations. The forward exchange contracts have generally ranged from one to six months in original maturity, and no forward exchange contract has had an original maturity greater than one year. All foreign currency exchange contracts are recognized on the balance sheet at fair value. As we do not apply hedge accounting to these instruments, the derivatives are recorded at fair value through earnings. The gains and losses on our forward contracts generally offset losses and gains on the assets, liabilities and transactions economically hedged and, accordingly, generally do not subject us to the risk of significant accounting losses.

As of March 29, 2013 and June 29, 2012, we had outstanding foreign currency assets and liabilities in Thai baht and RMB as follows:

	March 29, 2013			June 29, 2012
	Currency	$	%	Currency	$	%
	(in thousands, except percentages)
Assets
Thai baht	607,594	20,730	51.7	526,487	16,541	50.4
RMB	121,412	19,367	48.3	103,014	16,287	49.6

		40,097	100.0		32,828	100.0

Liabilities
Thai baht	625,061	21,326	89.3	732,502	23,013	87.0
RMB	15,935	2,542	10.7	21,752	3,439	13.0

		23,868	100.0		26,452	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of March 29, 2013, there were $21.0 million in selling forward contracts and $4.0 million in put option contracts outstanding on the Thai baht payables and as of June 29, 2012, there were $30.0 million in selling forward contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of March 29, 2013 and June 29, 2012, we did not have any selling RMB to U.S. dollar forward contracts.

As of March 29, 2013, unrealized gain from fair market value of derivatives amounted to $0.23 million. As of June 29, 2012 unrealized losses from fair market value of derivatives amounted to $0.16 million.

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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2012. There were no material changes to our critical accounting policies during the three and nine months ended March 29, 2013.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in thousands)
Revenues	$155,557	$139,019	$481,608	$421,975
Cost of revenues	(139,302)	(124,138)	(429,261)	(375,281)

Gross profit	16,255	14,881	52,347	46,694
Selling, general and administrative expenses	(6,801)	(6,586)	(18,447)	(18,543)
Income (expense) related to flooding	11,419	(55,623)	21,064	(95,888)

Operating income (loss)	20,873	(47,328)	54,964	(67,737)
Interest income	302	209	761	628
Interest expense	(239)	(64)	(788)	(206)
Foreign exchange gain, net	978	714	1,085	1,314
Other income	139	57	512	213

Income (loss) before income taxes	22,053	(46,412)	56,534	(65,788)
Income tax (expense) benefit	(927)	87	(2,707)	1,864

Net income (loss)	$21,126	$(46,325)	$53,827	$(63,924)

The following table sets forth a summary of our unaudited condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in thousands)
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(89.6)	(89.3)	(89.1)	(88.9)

Gross profit	10.4	10.7	10.9	11.1
Selling, general and administrative expenses	(4.4)	(4.7)	(3.8)	(4.4)
Income (expense) related to flooding	7.3	(40.0)	4.4	(22.7)

Operating income (loss)	13.4	(34.0)	11.4	(16.0)
Interest income	0.2	0.1	0.2	0.1
Interest expense	(0.2)	(0.1)	(0.2)	(0.1)
Foreign exchange gain, net	0.6	0.5	0.2	0.3
Other income	0.1	0.1	0.1	0.1

Income (loss) before income taxes	14.2	(33.4)	11.7	(15.6)
Income tax (expense) benefit	(0.6)	0.1	(0.6)	0.4

Net income (loss)	13.6%	(33.3)%	11.2%	(15.2)%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
	(in thousands)
Optical communications	$108,214	$88,482	$337,715	$286,489
Lasers, sensors and other	47,343	50,537	143,893	135,486

Total	$155,557	$139,019	$481,608	$421,975

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three and Nine Months Ended March 29, 2013 to Three and Nine Months Ended March 30, 2012

Total revenues

Our total revenues increased by $16.5 million, or 11.9%, to $155.6 million for the three months ended March 29, 2013, as compared to $139.0 million for the three months ended March 30, 2012. This increase was primarily due to an increase in optical communication product sales volume resulting from restoration of our operations, which had been temporarily suspended during the three months ended December 30, 2011 due to the October and November 2011 flooding in Thailand. Revenues from optical communications products represented 69.6% of our total revenues for the three months ended March 29, 2013, as compared to 63.6% for the three months ended March 30, 2012.

Our total revenues increased by $59.6 million, or 14.1%, to $481.6 million for the nine months ended March 29, 2013, as compared to $422.0 million for the nine months ended March 30, 2012. This increase was primarily due to an increase in optical communication product sales volume resulting from restoration of our operations, which had been temporarily suspended during the three months ended December 30, 2011 due to the October and November 2011 flooding in Thailand. Revenues from optical communications products represented 70.1% of our total revenues for the nine months ended March 29, 2013, as compared to 67.9% for the nine months ended March 30, 2012.

Cost of revenues

Our cost of revenues increased by $15.2 million, or 12.2%, to $139.3 million, or 89.6% of total revenues, for the three months ended March 29, 2013, as compared to $124.1 million, or 89.3% of total revenues, for the three months ended March 30, 2012. The increase in absolute dollars was primarily due to an increase in revenues, unfavorable foreign exchange impact to local spending in Thailand due to Thai baht appreciation, and impact of daily wages adjustment in Thailand effective April 1, 2012. Cost of revenues also included share-based compensation expense of $0.3 million for the three months ended March 29, 2013, as compared to $0.4 million for the three months ended March 30, 2012.

Our cost of revenues increased by $54.0 million, or 14.4%, to $429.3 million, or 89.1% of total revenues, for the nine months ended March 29, 2013, as compared to $375.3 million, or 88.9% of total revenues, for the nine months ended March 30, 2012. The increase in absolute dollars was primarily in connection with an increase in revenues resulting from restoration of our operations after the October and November 2011 flooding in Thailand and impact of daily wages adjustment in Thailand effective April 1, 2012. Cost of revenues also included share-based compensation expense of $0.9 million for the nine months ended March 29, 2013, as compared to $1.3 million for the nine months ended March 30, 2012.

Gross profit

Our gross profit increased by $1.4 million, or 9.2%, to $16.3 million, or 10.4% of total revenues, for the three months ended March 29, 2013, as compared to $14.9 million, or 10.7% of total revenues, for the three months ended March 30, 2012. Our gross profit increased by $5.7 million, or 12.1%, to $52.3 million, or 10.9% of total revenues, for the nine months ended March 29, 2013, as compared to $46.7 million, or 11.1% of total revenues, for the nine months ended March 30, 2012.

The increase in gross profit margin during the three and nine months ended March 29, 2013, as compared to the three and nine months ended March 30, 2012, was primarily related to an increase in revenues resulting from restoration of our operations, which had been temporarily suspended during the three months ended December 30, 2011 due to the October and November 2011 flooding in Thailand, during which time our revenues decreased significantly while we continued to incur fixed costs.

SG&A expenses

Our SG&A expenses increased by $0.2 million, or 3.3%, to $6.8 million, or 4.4% of total revenues, for the three months ended March 29, 2013, as compared to $6.6 million, or 4.7% of total revenues, for the three months ended March 30, 2012. Our SG&A expenses increased in absolute dollars during the three months ended March 29, 2013, as compared to the three months ended March 30, 2012, due primarily to the recognition of accrued executive bonuses of approximately $0.5 million during the three months ended March 29, 2013, as compared to no accrued executive bonuses during the three months ended March 30, 2012 and the recognition of secondary offering expenses of approximately $0.5 million during the three months ended March 29, 2013. We also recorded share-based compensation charges of $1.1 million for the three months ended March 29, 2013, as compared to $1.0 million for the three months ended March 30, 2012.

Our SG&A expenses decreased by $0.1 million, or 0.5%, to $18.4 million, or 3.8% of total revenues, for the nine months ended March 29, 2013, as compared to $18.5 million, or 4.4% of total revenues, for the nine months ended March 30, 2012. Our SG&A expenses decreased in absolute dollars during the nine months ended March 29, 2013, as compared to the nine months ended March 30, 2012, due primarily to a decrease in business development and research and development expenditures during the nine months ended March 29, 2013, offset with the recognition of accrued executive bonuses of approximately $0.9 million and the recognition of secondary offering expenses of approximately $0.5 million during the nine months ended March 29, 2013. We also recorded share-based compensation charges of $3.1 million for the nine months ended March 29, 2013, as compared to $2.6 million for the nine months ended March 30, 2012.

Income (expense) related to flooding

In the three months ended March 29, 2013, we recognized $11.4 million of income related to flooding as a result of an interim payment from our insurers of $11.4 million against our claims for owned inventory losses due to the October and November 2011 flooding in Thailand. In the nine months ended March 29, 2013, we recognized $21.0 million of income related to flooding, which consisted of an interim payment from our insurers of $11.4 million against our claims for owned inventory losses, an interim payment from our insurers of $4.8 million against our claims for owned equipment losses, an interim payment of $4.7 million against our claims for business interruption losses and a payment of $0.1 million in full and final settlement of our claim for damage to our buildings at Pinehurst.

In the three months ended March 30, 2012, we recognized $55.6 million in expenses related to flooding, which mainly consisted of owned and consigned inventory losses of $2.1 million, consigned equipment losses of $48.5 million, and other flood-related expenses of $5.0 million. In the nine months ended March 30, 2012, we recognized $95.9 million in expenses related to flooding, which mainly consisted of owned and consigned inventory losses of $28.4 million, owned equipment losses of $4.6 million, consigned equipment losses of $48.5 million, damage to our leased building at Chokchai of $2.4 million, and other flood-related expenses of $12.0 million.

Operating income (loss)

Our operating income increased by $68.2 million to $20.9 million, or 13.4% of total revenues, for the three months ended March 29, 2013, as compared to an operating loss of $(47.3) million, or (34.0)% of total revenues, for the three months ended March 30, 2012.

Our operating income increased by $122.7 million to $55.0 million, or 11.4% of total revenues, for the nine months ended March 29, 2013, as compared to an operating loss of $(67.7) million, or (16.0)% of total revenues, for the nine months ended March 30, 2012.

Interest income

Our interest income increased by $93,000 to $302,000 for the three months ended March 29, 2013, as compared to $209,000 for the three months ended March 30, 2012. Our interest income increased by $133,000 to $761,000 for the nine months ended March 29, 2013, as compared to $628,000 for the nine months ended March 30, 2012. These increases were due to increases in cash and cash equivalent balances and an increase in interest rates.

Interest expense

Our interest expense increased by $175,000 to $239,000 for the three months ended March 29, 2013, as compared to $64,000 for the three months ended March 30, 2012. Our interest expense increased by $582,000 to $788,000 for the nine months ended March 29, 2013, as compared to $206,000 for the nine months ended March 30, 2012. These increases were due to increases in interest rates as well as increases in our long-term loan balances and the cessation of capitalizing interest on Building 6 costs after completing construction in April 2012.

Income (loss) before income taxes

We recorded income before income taxes of $22.1 million and $56.5 million for the three and nine months ended March 29, 2013, respectively, as compared to loss before income taxes of $(46.4) million and $(65.8) million for the three and nine months ended March 30, 2012, respectively.

Income tax (expense) benefit

Our provision for income tax reflects an effective tax rate of 4.2% for the three months ended March 29, 2013, as compared to an effective tax rate of (0.2)% (tax benefit) for the three months ended March 30, 2012. The increase in effective tax rate for the three months ended March 29, 2013 was due to the fact that the Group had net income from operations during that period, as compared to the three months ended March 30, 2012, when the Group experienced a net loss.

Our provision for income tax reflects an effective tax rate of 4.8% for the nine months ended March 29, 2013, as compared to an effective tax rate of (2.8)% (tax benefit) for the nine months ended March 30, 2012. The increase in effective tax rate for the nine months ended March 29, 2013 was due to the fact that the Group had net income from operations during that period, as compared to the nine months ended March 30, 2012, when the Group experienced a net loss.

Net income (loss)

We recorded net income of $21.1 million, or 13.6% of total revenues, for the three months ended March 29, 2013, as compared to a net loss of $(46.3) million, or (33.3)% of total revenues, for the three months ended March 30, 2012.

We recorded net income of $53.8 million, or 11.2% of total revenues, for the nine months ended March 29, 2013, as compared to a net loss of $(63.9) million, or (15.2)% of total revenues, for the nine months ended March 30, 2012.

Liquidity and Capital Resources

Cash Flows and Working Capital

To date, we have primarily financed our operations through cash flow from operations, drawdowns under our commercial loans, and the sale of ordinary shares in our initial public offering in June 2010. As of March 29, 2013, we had approximately $157.5 million in cash and cash equivalents and approximately $31.3 million of outstanding debt. As of March 30, 2012, we had approximately $125.4 million in cash and cash equivalents and approximately $41.0 million of outstanding debt.

Our cash and cash equivalents primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less which are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents was 0.9% and 0.9%, respectively, for the three and nine months ended March 29, 2013, respectively, and 0.9% and 0.7% for the three and nine months ended March 30, 2012, respectively.

We expect that our cash position will continue to be impacted by expenditures related to recovery from the flooding of our facilities in Thailand and lost revenue. We have incurred, and expect to continue to incur, certain charges and expenses related to the flooding, some of which will be cash charges and expenses, such as those described in Note 15 to the Notes to Unaudited Condensed Consolidated Financial Statements. We also have to pay significantly more for our current property and casualty insurance for our operations in Thailand. We have submitted claims to our insurers for business interruption losses attributable to the effects of flooding through the second quarter of fiscal 2013 (until October 21, 2012), as well as claims for owned and consigned inventory losses, owned and consigned equipment losses, and damage to our buildings at Pinehurst, which we own, and Chokchai, which we leased. In the three months ended March 29, 2013, we received an interim payment of $11.4 million from our insurers against our claims for owned inventory losses. In the nine months ended March 29, 2013, we recognized $21.0 million of income related to flooding, which consisted of an interim payment from our insurers of $11.4 million against our claims for owned inventory losses, an interim payment from our insurers of $4.8 million against our claims for owned equipment losses, an interim payment of $4.7 million against our claims for business interruption losses and a payment of $0.1 million in full and final settlement of our claim for damage to our buildings at Pinehurst. We will continue to recognize insurance recoveries if and when they become realizable and probable.

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

During the three months ended September 28, 2012, we entered into a settlement agreement with one of our customers regarding our liability for the customer’s losses as a result of the flooding and made an initial payment to such customer of $4.0 million. During the three months ended March 29, 2013, we amended the settlement agreement, pursuant to which we transferred equipment purchased on behalf of the customer to the customer in the amount of $2.2 million and reduced net accounts receivable from such customer by $2.0 million, resulting in a $4.2 million reduction in our outstanding obligation to such customer under the terms of the settlement agreement.

During the three months ended December 28, 2012, we entered into a settlement agreement with another customer regarding our liability for such customer’s losses as a result of the flooding and made an initial payment to such customer of approximately $2.8 million. During the three months ended March 29, 2013, we offset accounts receivable related to end-of life products in the amount of $0.1 million, which such customer owed to the Company.

During the three months ended March 29, 2013, we entered into a settlement agreement with another customer regarding our liability for such customer’s losses as a result of the flooding, pursuant to which we made an initial payment to such customer of approximately $1.3 million and offset accounts receivable related to end-of-life products in the amount of $0.5 million, which such customer owed to the Company.

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

In June 2010, we entered into an agreement to purchase land in Thailand for the construction of Pinehurst Building 6. The land purchase was completed in August 2010 and construction of Building 6 was completed in April 2012. We believe that our current manufacturing capacity is sufficient to meet anticipated production requirements for the next few years. We maintain a long-term credit facility associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 48 months. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay this obligation.

The following table shows our net cash provided by operating activities, net cash used in investing activities and net cash (used in) provided by financing activities for the periods indicated:

	Nine Months Ended
	March 29, 2013	March 30, 2012
	(in thousands)
Net cash provided by operating activities	$51,257	$138
Net cash used in investing activities	(3,706)	(28,112)
Net cash (used in) provided by financing activities	(6,744)	25,603
Net increase (decrease) in cash and cash equivalents	40,807	(2,371)
Cash and cash equivalents, beginning of period	115,507	127,282
Cash and cash equivalents, end of period	157,479	125,410

Operating Activities

Net cash provided by operating activities increased by $51.1 million, or 37,042.8%, to $51.3 million for the nine months ended March 29, 2013, as compared to net cash provided by operating activities of $0.1 million for the nine months ended March 30, 2012. This increase was primarily due to an increase in net income resulting from restoration of operations, which had been temporarily suspended during the three months ended December 30, 2011 due to the October and November 2011 flooding in Thailand, as compared to net loss due to the flooding effect for the nine months ended March 30, 2012, offset by a decrease of $8.1 million in liabilities to third parties due to flood losses.

Investing Activities

Net cash used in investing activities decreased by $24.4 million, or 86.8%, to $3.7 million for the nine months ended March 29, 2013, as compared to $28.1 million for the nine months ended March 30, 2012. The decrease in net cash used in investing activities was primarily due to a decrease in payments for construction of Pinehurst Building 6, which was completed in April 2012, and the receipt of $4.9 million of proceeds from insurers against claims related to flood damage to owned equipment and our buildings at Pinehurst.

Financing Activities

Net cash used in financing activities increased by $32.3 million, or 126.3%, to $6.7 million for the nine months ended March 29, 2013, as compared to net cash provided by financing activities of $25.6 million for the nine months ended March 30, 2012. This increase in net cash used in financing activities was primarily due to scheduled repayments of long-term loans for Pinehurst Building 5 and Building 6 and no new draw downs during the nine months ended March 29, 2013, as compared to a draw down of $28.0 million in the nine months ended March 30, 2012 for construction of Pinehurst Building 6.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents totaling $157.5 million and $115.5 million as of March 29, 2013 and June 29, 2012, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the nine months ended March 29, 2013 and March 30, 2012, our interest income would have decreased by approximately $0.1 million and $0.1 million, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate, or SIBOR, and the London Inter-Bank Offered Rate, or LIBOR, plus an additional margin, depending on the lending institution. If the SIBOR and the LIBOR had increased by 100 basis points during the nine months ended March 29, 2013 and March 30, 2012, our interest expense would have increased by approximately $0.2 million and $0.3 million, respectively, assuming consistent borrowing levels.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of March 30, 2012, we had drawn down the entire $30.0 million available under the credit facility. Borrowings and interest under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of March 29, 2013, we had outstanding borrowings under the term loan facility of $24.0 million. Under the terms of the cross currency interest rate swap arrangement, all amounts drawn down in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum.

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to six months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign currency gains of $1.0 million and $1.1 million during the three and nine months ended March 29, 2013, respectively, and foreign currency gains of $0.7 million and $1.3 million during the three and nine months ended March 30, 2012, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB as of March 29, 2013 and June 29, 2012 would have resulted in an increase in our net dollar position of approximately $1.8 million and $0.7 million, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of March 29, 2013, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. There are currently no material claims or actions pending or threatened against us.

ITEM 1A. RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risks, as well as the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes, before investing in our ordinary shares. The risks and uncertainties described below are not the only ones that we may face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us or our ordinary shares. If any of the following risks actually occur, they may harm our business, financial condition and operating results. In this event, the market price of our ordinary shares could decline and you could lose some or all of your investment.

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

Insurance. Prior to January 1, 2012, we maintained insurance coverage that provided for reimbursement of losses resulting from flood damage. Under the terms of our policies that were in effect during the flooding, our property and casualty insurance covered loss or damage to our property and third-party property over which we have custody and control (the latter of which we refer to as consigned property), as well as losses associated with business interruption and building damage, subject to a number of exclusions and limitations (such as coinsurance, facilities location sub-limits and policy covenants). We have completed our assessment of losses with respect to business interruption, customer-owned inventory, consigned equipment from our customers, and our own inventory, equipment and facilities. We have recorded known losses in our consolidated statements of operations. As of March 29, 2013, we have submitted claims to our insurers for business interruption losses attributable to the effects of flooding through the second quarter of fiscal 2013 (until October 21, 2012), as well as claims for inventory losses, owned and consigned equipment losses, and damage to our buildings at Pinehurst, which we own, and Chokchai, which we leased. In the three months ended March 29, 2013, we received an interim payment of $11.4 million from our insurers against our claims for owned inventory losses. In the nine months ended March 29, 2013, we received an interim payment of $11.4 million from our insurers against our claims for owned inventory losses, an interim payment of $4.8 million from our insurers against our claims for owned equipment losses, an interim payment of $4.7 million against our claims for business interruption losses and a payment of $0.1 million as full and final settlement of our claim for damage to our buildings at Pinehurst.

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

Customers. We continue to have discussions with our customers regarding the valuation of the consigned property that were damaged as a result of the flooding and who bears the responsibility for such losses In some cases, there may be material differences between our assessments and our customers’ assessments on the matters of valuation and responsibility. Some customers may choose to manufacture products internally or relocate their production to manufacturers outside of Thailand because of the fear of future flooding in Thailand. Other customers may be so reliant on us for their manufacturing capabilities that the suspension of our operations may have materially and adversely affected their own businesses, which could potentially lead to customer bankruptcies or liquidations. Customer bankruptcies or liquidations would mean less revenue for us and could also require us to write off any accounts receivable and inventory associated with those customers. Other customers may simply walk away from their obligations to pay us for equipment, inventory and finished goods for which we feel that they have a contractual obligation to us or may delay payment of amounts that they owe us for prior services rendered. The flooding may also make it more difficult for us to win business from new customers, or force us to offer more attractive payment terms in order to maintain business with existing customers. These consequences would materially and adversely affect our business, financial condition and results of operations.

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

Our sales depend on and may continue to depend on a small number of customers. A reduction in orders from any of these customers, the loss of any of these customers, or a customer exerting significant pricing and margin pressures on us could harm our business, financial condition and operating results.

We have depended, and expect to continue to depend, upon a relatively small number of customers for a significant percentage of our total revenues. During the three months ended March 29, 2013 and March 30, 2012, we had two and three customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 44% and 51% of our total revenues, respectively, during the periods. During the nine months ended March 29, 2013 and March 30, 2012, we had two and three customers, respectively, that each contributed 10% or more of our total revenues. These customers together accounted for 47% and 48% of our total revenues, respectively, during the periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers could have an adverse effect on our business, operating results and share price.

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

Natural disasters, such as the October and November 2011 flooding in Thailand, where most of our manufacturing operations are located, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products and for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the October and November 2011 flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand and cease production permanently at our Chokchai facility in Thailand, which adversely affected our ability to meet our customers’ demands during fiscal 2012. In some countries in which we operate, including the PRC and Thailand, potential outbreaks of infectious diseases such as the H1N1 influenza virus, severe acute respiratory syndrome (SARS) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. In addition, increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers, and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.

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

Our current property and casualty insurance covers loss or damage to our property and third-party property over which we have custody and control, as well as losses associated with business interruption, subject to specified exclusions and limitations such as coinsurance, facilities location sub-limits and other policy limitations and covenants. This includes flood insurance for property and business interruption with an aggregate limit of approximately $25 million in excess coverage after payment of deductibles by us. Even with insurance coverage, natural disasters or other catastrophic events, including acts of war, could cause us to suffer substantial losses in our operational capacity and could also lead to a loss of opportunity and to a potential adverse impact on our relationships with our existing customers resulting from our inability to produce products for them, for which we would not be compensated by existing insurance. This in turn could have a material adverse effect on our financial condition and results of operations.

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

Our quarterly revenues, gross profit margins, and operating results have fluctuated significantly and may continue to fluctuate significantly in the future. For example, any of the risks described in this “Risk Factors” section and, in particular, the following factors, could cause our quarterly and annual revenues, gross profit margins, and operating results to fluctuate from period to period:

•	our ability to acquire new customers and retain our existing customers by delivering superior customer service;

•	the cyclicality of the optical communications market, as well as the lasers and sensors markets;

•	competition;

•	our ability to achieve favorable pricing for our services;

•	our ability to manage our headcount and other costs; and

•	changes in the relative mix in our revenues.

Therefore, we believe that quarter-to-quarter comparisons of our operating results may not be useful in predicting our future operating results. You should not rely on our results for one quarter as any indication of our future performance. Quarterly variations in our operations could result in significant volatility in the market price of our ordinary shares.

If we are unable to continue diversifying our precision optical and electro-mechanical manufacturing services across other markets within the optics industry, such as the semiconductor processing, biotechnology, metrology and material processing markets, or if these markets do not grow as fast as we expect, our business may not grow as fast as we expect, which could adversely impact our business, financial condition and operating results.

We intend to continue diversifying across other markets within the optics industry, such as the semiconductor processing, biotechnology, metrology and material processing markets, to reduce our dependence on the optical communications market and to grow our business. Currently, the optical communications market contributes the majority of our revenues. There can be no assurance that our efforts to further expand and diversify into other markets within the optics industry will prove successful or that these markets will continue to grow as fast as we expect. In the event that the opportunities presented by these markets prove to be less than anticipated, if we are less successful than expected in diversifying into these markets, or if our margins in these markets prove to be less than expected, our growth may slow or stall, and we may incur costs that are not offset by revenues in these markets, all of which could harm our business, financial condition and operating results.

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

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared to the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. For example, from March 25, 2011 to March 29, 2013, the U.S. dollar lost approximately 3.1% of its value against the Thai baht. We cannot guarantee that the depreciation of the U.S. dollar against the Thai baht will not continue. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with durations of one to six months, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the RMB and the U.S. dollar. The expenses of our PRC subsidiary are denominated in RMB. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of March 29, 2013, the U.S. dollar had depreciated approximately 4.2% against the RMB since March 25, 2011. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill to location of customers outside of North America accounted for 53.5% and 47.7% of our total revenues for the three months ended March 29, 2013 and March 30, 2012, respectively, and 53.3% and 49.5% of our total revenues for the nine months ended March 29, 2013 and March 30, 2012, respectively. We expect that total revenues from the bill to location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

Unfavorable worldwide economic conditions may negatively affect our business, operating results and financial condition.

Volatility and disruption in the capital and credit markets, depressed consumer confidence, and negative global economic conditions have affected levels of business and consumer spending. Concerns about the potential default of various national bonds and debt backed by individual countries as well as the politics impacting these, could negatively impact the U.S. and global economies and adversely affect our financial results. In particular, recent economic uncertainty in Europe has led to reduced demand in some of our customers’ optical communications product portfolios. If economic conditions in Europe do not recover or if they continue to deteriorate, our operating results could be harmed.

In addition, the Budget Control Act of 2011, which raised the U.S. national debt ceiling and put into effect a series of actions for deficit reduction, may trigger automatic reductions in U.S. government spending, known as “sequestration”, beginning in 2013. Sequestration or other significant cuts in U.S. government spending could adversely affect demand for our customers’ products, which could adversely affect our future results.

Uncertainty about worldwide economic conditions, including sequestration, poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values, which could adversely affect our business, financial condition and results of operations and increase the volatility of our share price. In addition, our ability to access capital markets may be restricted, which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our results of operations and financial condition.

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

The sale and manufacturing of products in certain states and countries may subject us to environmental laws and regulations. In addition, rules adopted by the U.S. Securities and Exchange Commission (SEC) implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 impose diligence and disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in the products we manufacture. Compliance with these rules is likely to result in additional cost and expense, including for due diligence to determine and verify the sources of any conflict minerals used in the products we manufacture, in addition to the cost of remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. These rules may also affect the sourcing and availability of minerals used in the products we manufacture, as there may be only a limited number of suppliers offering “conflict free” metals that can be used in the products we manufacture.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (NYSE), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we were able to assert in our Form 10-K for the fiscal year ended June 29, 2012, that our internal control over financial reporting was effective as of June 29, 2012, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC and the U.S., any of which jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5 and from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on, among other things, the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations. In addition, we benefit from recent reductions in corporate tax rates in Thailand for fiscal years 2013 to 2015. Effective October 21, 2011, our subsidiary in China was granted a tax privilege to reduce its corporate income tax rate from 25% to 15%. This privilege is retroactive to January 1, 2011 and valid until December 31, 2013, subject to renewal at the end of each three-year period.

There is also a risk that Thailand or another jurisdiction in which we operate may treat the Cayman Islands Parent as having a permanent establishment in such jurisdiction and subject its income to tax. If we become subject to additional taxes in any jurisdiction or if any jurisdiction begins to treat the Cayman Islands Parent as having a permanent establishment, such tax treatment could materially and adversely affect our business, financial condition and operating results.

Certain of our subsidiaries provide products and services to, and may from time to time undertake certain significant transactions with, us and our other subsidiaries in different jurisdictions. For instance, we have intercompany agreements in place that provide for our California and Singapore subsidiaries to provide administrative services for the Cayman Islands Parent, and the Cayman Islands Parent has entered into manufacturing agreements with our Thai subsidiary. In general, related party transactions and, in particular, related party financing transactions, are subject to close review by tax authorities. Moreover, several jurisdictions in which we operate have tax laws with detailed transfer pricing rules that require all transactions with non-resident related parties to be priced using arm’s length pricing principles and require the existence of contemporaneous documentation to support such pricing. Tax authorities in various jurisdictions could challenge the validity of our related party transfer pricing policies. Such a challenge generally involves a complex area of taxation and a significant degree of judgment by management. If any taxation authorities are successful in challenging our financing or transfer pricing policies, our income tax expense may be adversely affected and we could become subject to interest and penalty charges, which may harm our business, financial condition and operating results.

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

Based upon estimates of the value of our assets, which are based in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the taxable year 2013 or for the foreseeable future. However, despite our expectations, we cannot assure you that we will not be a PFIC for the taxable year 2013 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we are a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations and to burdensome reporting requirements.

We are controlled by a small group of existing shareholders, whose interests may differ from the interests of our other shareholders.

As of March 29, 2013, our existing shareholders Asia Pacific Growth Fund III, L.P. (and its affiliates) and Mr. Mitchell, our chief executive officer and chairman of the board of directors, beneficially owned approximately 18.2% and 5.8%, respectively, of our outstanding ordinary shares. Accordingly, they will have significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. The interests of these shareholders may differ from the interests of our other shareholders.

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

Our shareholders may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.

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

The Companies Law permits mergers and consolidations between Cayman Islands companies and between Cayman Islands companies and non-Cayman Islands companies. Dissenting shareholders have the right to be paid the fair value of their shares (which, if not agreed between the parties, will be determined by the Cayman Islands court) if they follow the required procedures, subject to certain exceptions. Court approval is not required for a merger or consolidation which is effected in compliance with these statutory procedures.

In addition, there are statutory provisions that facilitate the reconstruction and amalgamation of companies, provided that the arrangement is approved by a majority in number of each class of shareholders and creditors with whom the arrangement is to be made, and who must in addition represent three-fourths in value of each such class of shareholders or creditors, as the case may be, that are present and voting either in person or by proxy at a meeting convened for that purpose. The convening of the meeting and subsequently the arrangement must be sanctioned by the Grand Court of the Cayman Islands. A dissenting shareholder has the right to express to the court the view that the transaction ought not to be approved.

When a takeover offer is made and accepted by holders of 90.0% of the shares within four months, the offeror may, within a two-month period, require the holders of the remaining shares to transfer such shares on the terms of the offer. An objection can be made to the Grand Court of the Cayman Islands but this is unlikely to succeed unless there is evidence of fraud, bad faith or collusion.

If the arrangement and reconstruction is thus approved, the dissenting shareholder would have no rights comparable to appraisal rights, which would otherwise ordinarily be available to dissenting shareholders of a corporation incorporated in a jurisdiction in the U.S., providing rights to receive payment in cash for the judicially determined value of the shares. This may make it more difficult for you to assess the value of any consideration you may receive in a merger or consolidation or to require that the offeror give you additional consideration if you believe the consideration offered is insufficient.

Shareholders of Cayman Islands exempted companies have no general rights under Cayman Islands law to inspect corporate records and accounts or to obtain copies of lists of shareholders. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

Subject to limited exceptions, under Cayman Islands law, a minority shareholder may not bring a derivative action against the board of directors.

Certain judgments obtained against us by our shareholders may not be enforceable.

The Cayman Islands Parent is a Cayman Islands exempted company and substantially all of our assets are located outside of the United States. In addition, some of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside of the United States. As a result, it may be difficult to effect service of process within the United States upon these persons. It may also be difficult to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors who are not resident in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the Cayman Islands, Thailand or the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the United States or any state. In particular, a judgment in a U.S. court would not be recognized and accepted by Thai courts without a re-trial or examination of the merits of the case. In addition, there is uncertainty as to whether such Cayman Islands, Thai or PRC courts would be competent to hear original actions brought in the Cayman Islands, Thailand or the PRC against us or such persons predicated upon the securities laws of the United States or any state.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Not applicable.

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2013.

FABRINET

By:	/S/ TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

4.1	Amendment No. 1 to Registration Rights Agreement, dated February 6, 2013, among Fabrinet, Asia Pacific Growth Fund III, L.P., H&Q Asia Pacific, Ltd., the David T. Mitchell Separate Property Trust, the Gabriel T. Mitchell Trust, the Alexander T. Mitchell Trust and the Sean T. Mitchell Trust	8-K	4.1	February 8, 2013	001-34775

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

+	Indicates management contract or compensatory plan.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.