Form 10-K
period 2013-06-28
Fabrinet
filed 2013-08-16
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 28, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of approximately $289,536,000, based on the closing price for the registrant’s ordinary shares as reported on the New York Stock Exchange on such date.

As of August 2, 2013, the registrant had 34,634,967 ordinary shares, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FABRINET

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 28, 2013

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

Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities, such as optical communications, industrial lasers and sensors. Our customers in these industries support a growing number of end-markets, including semiconductor processing, biotechnology, metrology, material processing, automotive, and medical devices. Our revenues from lasers, sensors and other markets as a percentage of total revenues have decreased from 32.2% for the year ended June 29, 2012 (“fiscal 2012”) to 29.9% for the year ended June 28, 2013, while our revenues from optical communications products as a percentage of total revenues have increased from 67.8% for fiscal 2012 to 70.1% for fiscal 2013.

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

As of June 28, 2013, our facilities comprised approximately 1,201,000 total square feet, including approximately 131,000 square feet of office space and approximately 1,070,000 square feet devoted to manufacturing and related activities, of which approximately 471,000 square feet are clean room facilities. Of the aggregate square footage of our facilities, approximately 925,000 square feet are located in Thailand and the balance is located in the People’s Republic of China (PRC or China) and the United States.

Thailand Flooding

We suspended production at all of our manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 because of severe flooding in Thailand. We never resumed, and have permanently ceased, production at our Chokchai facility. For the year ended June 29, 2012, we recognized expenses related to flooding of $97.3 million.

Although we have submitted all five, and finally settled two of our claims for losses, we expect that it will take some additional time to reach final settlement with our insurers of certain pending claims. Despite our diligent efforts to file and settle our claims, there are many reasons certain claims are still pending more than 18 months after the flooding, including the extent of the losses and number of claims filed in Thailand, and the complicated nature of our claims, which include owned and consigned property. We will continue to aggressively pursue our pending claims to achieve a timely resolution.

In fiscal 2013, we received from our insurers an interim payment of $11.4 million against our claim for owned inventory losses, an interim payment of $4.8 million against our claim for owned equipment losses, a payment of $13.1 million as full and final settlement of our claim for business interruption losses, and a payment of $0.1 million as full and final settlement of our claim for damage to our buildings at Pinehurst. Additionally, we have agreed with our insurers in principle to final settlement of our claim for owned and customer-owned inventory losses and our claim for damages to our Chokchai facility and, on August 1, 2013, we received from our insurers an additional interim payment of $6.6 million against our claim for owned and customer-owned inventory losses. We will continue to recognize insurance recoveries if and when they become realizable and probable.

A number of exclusions and limitations in our policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount that we ultimately recover for our losses from our insurers. In addition, our insurers could reject the valuation methodologies we have used to estimate certain of our losses, in whole or in part, and apply different valuation methodologies, which could also reduce our aggregate recovery amount. However, based on the information that we have at this time, we believe that we will ultimately recover a majority of our losses.

During the year ended June 28, 2013, we entered into settlement agreements with each of our customers impacted by the flooding regarding our liability for the customers’ losses as a result of the flooding. In connection with such settlement agreements, during the year ended June 28, 2013, we paid an aggregate of $37.7 million to customers, transferred equipment purchased on behalf of customers to those customers with an aggregate value of $5.9 million and reduced net accounts receivable from customers by an aggregate of $5.7 million. As of June 28, 2013, our liability to two of our impacted customers for any and all flood-related losses had been satisfied in full. On July 1, 2013, we made a final cash payment of $3.8 million to a customer in accordance with a settlement agreement and fulfilled our liability to such customer for any and all flood-related losses in full.

During the year ended June 28, 2013, we also entered into a settlement agreement with a customer’s insurers to resolve a subrogation claim related to recovery proceeds paid by such insurer to the customer for damages to customer-owned inventory, which occurred during the flooding. Under the terms of the settlement agreement, we agreed to pay $6.5 million to the insurer, to be paid in three installments. As of June 28, 2013, we had paid an aggregate of $4.3 million. The third and final payment of approximately $2.2 million was made in July 2013.

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

•

Evaluate Potential Strategic Alternatives such as Acquisitions and Joint Ventures: We intend to further expand our manufacturing footprint and diversify our end-markets through evaluation various acquisition and joint venture opportunities around the globe.

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

Customers, Sales and Marketing

The optical communications market we serve is highly concentrated. Therefore, we expect that the majority of our total revenues will continue to come from a limited number of customers. During fiscal 2013 and fiscal 2012, we had two customers and three customers, respectively, that each contributed 10% or more of our total revenues, and such customers together accounted for 47% and 47%, respectively, of our total revenues during such fiscal years.

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

Competitors in the market for optical manufacturing services include Sanmina-SCI Corporation, Celestica Inc., Venture Corporation Limited and Benchmark Electronics, Inc., as well as the internal manufacturing capabilities of our customers. Our customized optics and glass operations face competition from companies such as Browave Corporation, Fujian Castech Crystals, Inc., Research Electro-Optic, Inc. and Photop Technologies, Inc.

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

We regard our own manufacturing process technologies and customized optics and glass designs as proprietary intellectual property. We own any process engineering technology independently developed in-house by our technical staff. As part of our manufacturing services, to the extent we utilize our own manufacturing process technologies in the manufacture of our customers’ products, we grant our customers a royalty-free license to these process engineering technologies for the purpose of allowing our customers to make their products. Any process engineering or other improvements that we develop in connection with the improvement or optimization of a process for the manufacturing of a customer’s products are immediately assigned to that customer. To protect our proprietary rights, we rely largely upon a combination of trade secrets, non-disclosure agreements and internal security systems. Historically, patents have not played a significant role in the protection of our proprietary rights. Nevertheless, we currently have a relatively small number of solely-owned and jointly-held PRC patents in various customized optic technologies with expiration dates between 2015 and 2029. We believe that both our evolving business practices and industry trends may result in the continued growth of our patent portfolio and its importance to us, particularly as we expand our business.

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

Corporate Structure

We were incorporated under the laws of the Cayman Islands in August 1999 and commenced business operations in January 2000. We have seven subsidiaries. All of these subsidiaries, other than our Thai subsidiary, Fabrinet Co., Ltd., are wholly-owned. We own 99.99% of Fabrinet Co., Ltd., and the remainder is owned by Mr. David T. Mitchell, our chief executive officer and chairman of the board of directors, and certain of his family members. We incorporated Fabrinet Co., Ltd. and Fabrinet USA, Inc., a California corporation, in 1999. We incorporated FBN New Jersey Manufacturing, Inc. (or Vitrocom), a Delaware corporation, and acquired Fabrinet China Holdings (Mauritius Island) and CASIX, Inc. (People’s Republic of China) in 2005. We incorporated Fabrinet Pte., Ltd. (Singapore) in 2007 and Fabrinet AB (Sweden) in 2010.

As the parent company, we enter into contracts directly with our customers, and have entered into various inter-company agreements with some of our subsidiaries, while Casix and Vitrocom each enter into sales contracts or purchase orders directly with their customers. We have inter-company agreements with Fabrinet Co., Ltd., and Vitrocom, whereby each provides manufacturing services to us. We also have inter-company agreements with Fabrinet USA, Inc., Fabrinet Pte., Ltd., and Fabrinet AB to provide us with certain administrative and business development services.

Employees

As of June 28, 2013, we had approximately 5,110 full-time employees located in Thailand, the PRC, North America and Europe. As of June 28, 2013, we had approximately 4,300 full-time employees located in Thailand, approximately 4,190 of whom were engaged in manufacturing operations and 110 of whom were engaged in general and administrative functions. As of June 28, 2013, we had approximately 770 full-time employees located in the PRC, approximately 720 of whom were engaged in manufacturing operations and 50 of whom were engaged in general and administrative functions. As of June 28, 2013, we had approximately 40 full-time employees located in the United States, approximately 30 of whom were engaged in manufacturing operations and 10 of whom were engaged in general and administrative functions. As of June 28, 2013, we had 2 full-time employees located in Europe, both of whom were engaged in business development activities. None of our employees are represented by a labor union. We have not experienced any work stoppages, slowdowns or strikes. We consider our relations with our employees to be good.

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

Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risks as well as the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes, before investing in our ordinary shares. The risks and uncertainties described below are not the only ones that we may face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us or our ordinary shares. If any of the following risks actually occur, they may harm our business, financial condition and operating results. In this event, the market price of our ordinary shares could decline and you could lose some or all of your investment.

Risks Related to Our Business

Severe flooding in Thailand during October and November 2011, which resulted in the temporary suspension of production at our Pinehurst facilities and the permanent cessation of production at our Chokchai facility, has had and may continue to have a material and adverse effect on our business, financial condition and results of operations in the near-term.

The consequences of the October and November 2011 flooding in Thailand, including the temporary suspension of production at our Pinehurst facilities and permanent cessation of production at our Chokchai facility, have adversely affected and may continue to adversely affect our business, results of operations and financial condition in the near-term. Material risks and uncertainties include, but are not limited to, the following:

Insurance. Prior to January 1, 2012, we maintained insurance coverage that provided for reimbursement of losses resulting from flood damage. Under the terms of our policies that were in effect during the flooding, our property and casualty insurance covered loss or damage to our property and third-party property over which we have custody and control (the latter of which we refer to as consigned property), as well as losses associated with business interruption and building damage, subject to a number of exclusions and limitations (such as coinsurance, facilities location sub-limits and policy covenants). We have completed our assessment and recorded known losses in our consolidated statements of operations. As of June 28, 2013, we had submitted all five of our claims for flood-related losses to our insurers and finally settled two of such claims. In fiscal 2013, we received from our insurers an interim payment of $11.4 million against our claims for owned inventory losses, an interim payment of $4.8 million against our claims for owned equipment losses, a payment of $13.1 million as full and final settlement of our claims for business interruption losses, and a payment of $0.1 million as full and final settlement of our claim for damage to our buildings at Pinehurst. Additionally, we have agreed with our insurers in principle to final settlement of our claim for owned and customer-owned inventory losses and our claim for damages to the Chokchai facility.

A number of exclusions and limitations in our policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount that we ultimately collect for our losses. In addition, our insurers could reject the valuation methodologies we have used to estimate certain of our losses, in whole or in part, and apply different valuation methodologies, which could also reduce our aggregate recovery amount. However, based on the information that we have at this time, we believe we will ultimately recover a majority of our losses. Even if we ultimately recover material amounts from our insurers, there may be a substantial delay between when we have paid for flood-related expenses, and when we receive proceeds from our insurers as reimbursement for these expenses. The insurance claims process has required a significant amount of time from management, and we expect this to continue until the claims process has been resolved.

Further, as a result of the flooding in Thailand, our property and casualty insurance premiums continue to significantly exceed premiums paid in periods prior to the flooding.

Customers. Some customers may choose to manufacture products internally or relocate their production to manufacturers outside of Thailand because of the fear of future flooding in Thailand. The fear of future flooding may also make it more difficult for us to win business from new customers, or force us to offer more attractive payment terms in order to maintain business with existing customers. These consequences would materially and adversely affect our business, financial condition and results of operations.

Our sales depend on and will continue to depend on a small number of customers. A reduction in orders from any of these customers, the loss of any of these customers, or a customer exerting significant pricing and margin pressures on us could harm our business, financial condition and operating results.

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During fiscal 2013 and fiscal 2012, we had two and three customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 47% and 47% of our total revenues, respectively, during such fiscal years. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price.

Further, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may have been exacerbated by the impact of the flooding in Thailand, the recent conditions in the credit markets, and the continual uncertainty in the global economies. Certain of our customers have gone out of business, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers.

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

Competitors in the market for optical manufacturing services include Sanmina-SCI Corporation, Celestica Inc., Venture Corporation Limited and Benchmark Electronics, Inc. Our customized optics and glass operations face competition from companies such as Browave Corporation, Fujian Castech Crystals, Inc., Research Electro-Optic, Inc. and Photop Technologies, Inc. Other existing contract manufacturing companies, original design manufacturers or outsourced semiconductor assembly and test companies could also enter our target markets. In addition, we may face more competitors as we attempt to penetrate new markets.

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

Also, we have significant exposure to changes in the exchange rate between the RMB and the U.S. dollar. The expenses of our PRC subsidiary are denominated in RMB. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of June 28, 2013, the U.S. dollar had depreciated approximately 3.7% against the RMB since June 24, 2011. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill to location of customers outside of North America accounted for 53.3%, 51.7% and 56.4% of our total revenues for fiscal 2013, fiscal 2012 and fiscal 2011, respectively. We expect that total revenues from the bill to location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

Political unrest and demonstrations, as well as changes in the political, social, business or economic conditions in Thailand, could harm our business, financial condition and operating results.

The majority of our assets and manufacturing operations are located in Thailand. Therefore, political, social, business and economic conditions in Thailand have a significant effect on our business. In March 2013, Thailand was assessed as a medium-high political risk by AON Political Risk, a risk management, insurance and consulting firm. Any changes to tax regimes, laws, exchange controls or political action in Thailand may harm our business, financial condition and operating results.

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

We anticipate that we will continue to invest in our customized optics manufacturing facilities located in Fuzhou, China. Because these operations are located in the PRC, they are subject to greater political, legal and economic risks than the geographies in which the facilities of many of our competitors and customers are located. In particular, the political and economic climate in the PRC (both at national and regional levels) is fluid and unpredictable. In March 2013, the PRC was assessed as a medium political risk by AON Political Risk. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to change further. Any changes to the political, legal or economic climate in the PRC could harm our business, financial condition and operating results.

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

We most recently expanded our manufacturing capacity at our Thailand facilities in April 2012 with the completion of Pinehurst Building 6. However, we also determined that we would not resume manufacturing operations at our Chokchai campus, which we leased. We may continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (NYSE), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we were able to assert in our Form 10-K for the fiscal year ended June 28, 2013, that our internal control over financial reporting was effective as of June 28, 2013, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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

As of June 28, 2013, our existing shareholders Asia Pacific Growth Fund III, L.P. (and its affiliates) and Mr. Mitchell, our chief executive officer and chairman of the board of directors, beneficially owned approximately 18.2% and 5.8%, respectively, of our outstanding ordinary shares. Accordingly, they will have significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. The interests of these shareholders may differ from the interests of our other shareholders.

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

Our principal registered office is located at c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman, KYI-9005, Cayman Islands. We have facilities located in Bangkok, Thailand, Fuzhou, China and New Jersey, USA as set forth below:

Location	Year Operations Commenced	Owned/Leased	Approximate Square Footage	Use

Pinehurst Campus, Bangkok, Thailand (Buildings 3 and 4)	2004 (Building 3) and 2005 (Building 4)	Owned	293,000 square feet	Manufacturing and general administration
CASIX, Fuzhou, PRC	2005	Leased **	248,000 square feet	Manufacturing and general administration
VitroCom, Mountain Lakes, New Jersey, USA	2005	Leased until June 30, 2020	28,000 square feet	Manufacturing
Pinehurst Campus, Bangkok, Thailand (Building 5)	2008	Owned *	317,000 square feet	Manufacturing and general administration
Pinehurst Campus, Bangkok, Thailand (Building 6)	2012	Owned	315,000 square feet	Manufacturing and general administration

*	Although we hold title to this building, the building and the underlying land is encumbered by a mortgage that secures our debt obligations to TMB Bank Public Company Limited.
**	The lease periods for the buildings located at this facility expire on September 30, 2013 and September 30, 2015.

ITEM 3.	LEGAL PROCEEDINGS.

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

Fiscal 2013	High	Low
Fourth Quarter (March 30, 2013—June 28, 2013)	$15.06	$12.64
Third Quarter (December 29, 2012—March 29, 2013)	$17.19	$12.68
Second Quarter (September 29, 2012—December 28, 2012)	$13.32	$9.25
First Quarter (June 30, 2012—September 28, 2012)	$14.20	$10.90

Fiscal 2012	High	Low
Fourth Quarter (March 31, 2012—June 29, 2012)	$18.46	$10.19
Third Quarter (December 31, 2011—March 30, 2012)	$21.04	$14.01
Second Quarter (October 1, 2011—December 30, 2011)	$20.47	$11.54
First Quarter (June 25, 2011—September 30, 2011)	$25.38	$12.69

Our annual report to shareholders will include a stock performance graph that shows a comparison from June 25, 2010 through June 28, 2013 of the cumulative total return to shareholders on our ordinary shares against other stock indices.

The equity compensation plan information required by this item, which includes a summary of the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuances, under our equity compensation plans as of June 28, 2013, is incorporated by reference to our Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 28, 2013.

Holders of Record

As of August 2, 2013, there were approximately 26 shareholders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operation data, balance sheet data and statements of cash flow data as of and for each of the five years in the period ended June 28, 2013, have been derived from the audited consolidated financial statements. The results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Year Ended
	June 28, 2013 (fiscal 2013)	June 29, 2012 (fiscal 2012)	June 24, 2011 (fiscal 2011)	June 25, 2010 (fiscal 2010)	June 26, 2009 (fiscal 2009)
Selected Consolidated Statements of Operations Data:	(in thousands, except per share data)
Revenues
Revenues	$641,542	$564,732	$743,570	$424,548	$337,846
Revenues, related parties	—	—	—	81,164	101,895
Other	—	—	—	—	1,358

Total revenues	641,542	564,732	743,570	505,712	441,099
Cost of revenues	(572,124)	(502,818)	(648,823)	(441,370)	(383,058)

Gross profit	69,418	61,914	94,747	64,342	58,041
Selling, general and administrative expenses	(23,787)	(23,466)	(24,806)	(16,192)	(21,960)
Income (expense) related to flooding	27,211	(97,286)	—	—	—
Expenses related to reduction in workforce	(2,052)	(1,978)	—	—	(2,389)

Operating income (loss)	70,790	(60,816)	69,941	48,150	33,692
Interest income	1,083	844	494	327	756
Interest expense	(1,010)	(427)	(357)	(500)	(1,266)
Foreign exchange gain (loss), net	354	1,569	(1,430)	(40)	360
Other income	692	395	216	153	—

Income (loss) before income taxes	71,909	(58,435)	68,864	48,090	33,542
Income tax (expense) benefit	(2,940)	1,968	(4,535)	(3,767)	(2,238)

Net income (loss)	68,969	$(56,467)	$64,329	$44,323	$31,304

Earnings (Loss) per share:
Basic	$2.00	$(1.64)	$1.90	$1.44	$1.03
Diluted	$1.98	$(1.64)	$1.87	$1.41	$1.00
Weighted average number of ordinary shares outstanding
Basic	34,557	34,382	33,922	30,854	30,360
Diluted	34,846	34,382	34,407	31,369	31,183
Cash dividends declared per share	—	—	—	$1.00	$0.33

	As of
	June 28, 2013	June 29, 2012	June 24, 2011	June 25, 2010	June 26, 2009
Selected Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$149,716	$115,507	$127,282	$84,942	$114,845
Receivable from initial public offering	—	—	—	26,319	—
Working capital (1)	130,298	145,476	131,609	96,683	58,311
Total assets	464,908	461,362	437,775	377,425	288,085
Current and long-term debt	28,911	38,579	16,377	20,385	27,318
Total liabilities	139,590	210,653	136,248	145,262	94,580
Total shareholders’ equity	325,318	250,709	301,527	232,163	193,505

(1)	Working capital is defined as trade accounts receivable plus inventory, less trade accounts payable.

	Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011	June 25, 2010	June 26, 2009
Selected Consolidated Statements of Cash Flow Data:	(in thousands)
Net cash provided by operating activities	$48,750	$2,251	$41,282	$17,846	$80,357
Net cash used in investing activities	(5,862)	(37,378)	(23,590)	(10,718)	(7,187)
Net cash (used in) provided by financing activities	(9,128)	23,202	23,886	(37,298)	(13,836)
Net increase (decrease) in cash and cash equivalents	33,760	(11,925)	41,578	(30,170)	59,334

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•	our expectation that our fiscal 2014 SG&A expenses will increase on an absolute dollar basis and slightly increase as a percentage of revenue compared to fiscal 2013;

•	our expectation that our employee costs will increase in Thailand and the PRC;

•	our future capital expenditures and our needs for additional financing;

•	expansion of our manufacturing capacity, including into new geographies;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion into new geographic markets;

•	the growth rates of our existing markets and potential new markets;

•	our ability and our customers’ and our suppliers’ ability to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and penetrate new markets;

•	our plans to diversify our sources of revenues;

•	trends in the optical communications, industrial lasers and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors;

•

the impact that the October and November 2011 flooding in Thailand may continue to have on the industry and our business, results of operations and liquidity, including our ability to recover amounts from our insurance carriers; and

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

Although we have submitted all, and finally settled two of five of our claims for losses, we expect that it will take some additional time to reach final settlement with our insurers of certain pending claims. Despite our diligent efforts to file and settle our claims, there are many reasons certain claims are still pending more than 18 months after the flooding, including the extent of the losses and number of claims filed in Thailand, and the complicated nature of our claims, which include owned and consigned property. We will continue to aggressively pursue our pending claims to achieve a timely resolution.

In fiscal 2013, we received from our insurers an interim payment of $11.4 million against our claim for owned inventory losses, an interim payment of $4.8 million against our claim for owned equipment losses, a payment of $13.1 million as full and final settlement of our claim for business interruption losses, and a payment of $0.1 million as full and final settlement of our claim for damage to our buildings at Pinehurst. Additionally, we have agreed with our insurers in principle to final settlement of our claim for owned and customer-owned inventory losses and our claim for damages to our Chokchai facility and, on August 1, 2013, we received from our insurers an additional interim payment of $6.6 million against our claim for owned and customer-owned inventory losses. We will continue to recognize insurance recoveries if and when they become realizable and probable.

A number of exclusions and limitations in our policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount that we ultimately recover for our losses from our insurers. In addition, our insurers could reject the valuation methodologies we have used to estimate certain of our losses, in whole or in part, and apply different valuation methodologies, which could also reduce our aggregate recovery amount. However, based on the information that we have at this time, we believe that we will ultimately recover a majority of our losses.

During the year ended June 28, 2013, we entered into settlement agreements with each of our customers impacted by the flooding regarding our liability for the customers’ losses as a result of the flooding. In connection with such settlement agreements, during the year ended June 28, 2013, we paid an aggregate of $37.7 million to customers, transferred equipment purchased on behalf of customers to those customers with an aggregate value of $5.9 million and reduced net accounts receivable from customers by an aggregate of $5.7 million. As of June 28, 2013, our liability to two of our impacted customers for any and all flood-related losses had been satisfied in full. On July 1, 2013, we made a final cash payment of $3.8 million to a customer in accordance with a settlement agreement and fulfilled our liability to such customer for any and all flood-related losses in full.

During the year ended June 28, 2013, we also entered into a settlement agreement with a customer’s insurers to resolve a subrogation claim related to recovery proceeds paid by such insurer to the customer for damages to customer-owned inventory, which occurred during the flooding. Under the terms of the settlement agreement, we agreed to pay $6.5 million to the insurer, to be paid in three installments. As of June 28, 2013, we had paid an aggregate of $4.3 million. The third and final payment of approximately $2.2 million was made in July 2013.

Revenues

Our total revenues increased by $76.8 million, or 13.6%, to $641.5 million for fiscal 2013, as compared to $564.7 million for fiscal 2012. This increase was primarily due to an increase in optical communication product sales volume resulting from restoration of our operations, which had been temporarily suspended during the three months ended December 30, 2011 due to the October and November 2011 flooding in Thailand. We generated substantially all of our total revenues during fiscal 2013 from sales of optical communications products.

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

Revenues, by percentage, from individual customers representing 10% or more of our total revenues in the respective periods were as follows:

	Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
JDS Uniphase Corporation	22%	25%	21%
Oclaro, Inc. #	25	12	17
Finisar Corporation	*	10	10
Opnext, Inc.	*	*	10

#	In July 2012, Oclaro, Inc. completed its acquisition of Opnext, Inc. The figures for the year ended June 28, 2013 represent the combined revenues of Oclaro, Inc. and Opnext, Inc.

*	Less than 10% of total revenues in the period.

During fiscal 2013 and fiscal 2012, we had two customers and three customers, respectively, that each contributed 10% or more of our total revenues, and such customers together accounted for 47% and 47%, respectively, of our total revenues during the periods. During fiscal 2011, we had four customers that each contributed 10% or more of our total revenues.

Because we depend upon a small number of customers for a significant percentage of our total revenues, a reduction in orders from, a loss of, or other adverse actions by, any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price. Moreover, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may have been exacerbated by the impact of the flooding in Thailand, the recent conditions in the credit markets, and the continued uncertainty in the global economies. Certain of our customers have gone out of business, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers. Therefore, any financial difficulties with our key customers could materially and adversely affect our operating results and financial condition by resulting in charges for inventory write-offs, provisions for doubtful accounts, and increases in working capital requirements due to increases in days in inventory and in days in accounts receivable.

Furthermore, reliance on a small number of customers gives those customers substantial purchasing power and leverage in negotiating contracts with us. In addition, although we enter into master supply agreements with our customers, the level of business to be transacted under those agreements is not guaranteed. Instead, we are awarded business under those agreements on a project-by-project basis. Some of our customers have at times significantly reduced or delayed the volume of manufacturing services that they order from us. If we are unable to maintain our relationships with our existing significant customers, our business, financial condition and operating results could be harmed.

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

The percentage of our revenues generated from the bill-to location outside of North America has increased from 51.7% in fiscal 2012 to 53.3% in fiscal 2013, primarily as a result of an increase in sales volume attributable to our customers in regions outside of North America after recovering from the October and November 2011 flooding in Thailand. We expect that an increasing portion of our revenues will come from the bill-to location outside of North America in the future.

The following table presents percentages of total revenues by geographic regions:

	Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
North America	46.7%	48.3%	43.6%
Asia-Pacific	34.0	33.5	37.3
Europe	19.3	18.2	19.1

	100.0%	100.0%	100.0%

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

During fiscal 2012 and fiscal 2013, discretionary merit-based bonus awards were available to our non-executive employees. Charges included in cost of revenues for bonus distributions to non-executive employees were $2.0 million, $1.3 million and $1.7 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Share-based compensation expense included in cost of revenues was $1.1 million, $1.5 million and $1.1 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, or SG&A expenses, primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense, and other general expenses not related to cost of revenues. In fiscal 2014, we expect our SG&A expenses to increase on an absolute dollar basis and slightly increase as a percentage of revenue compared to fiscal 2013 in connection with our efforts to grow our business.

The compensation committee of our board of directors has approved a fiscal 2013 executive incentive plan with quantitative objectives, based on achieving certain revenue and earnings per share milestones for the fiscal year ended June 28, 2013. Bonuses under our fiscal 2013 executive incentive plan are payable after the end of fiscal 2013. We did not maintain a formal executive incentive plan for fiscal 2012. However, discretionary merit-based bonus awards were available to our non-executive employees during fiscal 2013 and fiscal 2012.

Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $1.7 million, $0.4 million and $2.7 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Share-based compensation expense included in SG&A expenses was $4.0 million, $3.1 million and $2.3 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Other than incremental costs associated with growing our business generally, we do not expect to incur material incremental SG&A expenses as a result of our planned expansion into new geographic markets, our continued diversification into the industrial lasers and sensors markets and other end-markets outside of the optical communications market, or our further development of customized optics and glass manufacturing capabilities.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of March 30, 2012, we had drawn down the entire $30.0 million available under the term loan facility. Borrowings and interest under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of June 28, 2013, we had outstanding borrowings under the term loan facility of $22.5 million. Under the terms of the cross currency swap arrangement, amounts drawn in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum.

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

As of June 28, 2013 and June 29, 2012, we had outstanding foreign currency assets and liabilities in Thai baht and RMB as follows:

	June 28, 2013			June 29, 2012
	Currency	$	%	Currency	$	%
	(in thousands, except percentages)
Assets
Thai baht	567,561	18,232	51.6	526,487	16,541	50.4
RMB	105,680	17,104	48.4	103,014	16,287	49.6

		35,336	100.0		32,828	100.0

Liabilities
Thai baht	585,364	18,804	88.4	732,502	23,013	87.0
RMB	15,308	2,478	11.6	21,752	3,439	13.0

		21,282	100.0		26,452	100.0

The Thai baht assets represent cash and cash equivalents, accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 28, 2013, there were $23.0 million in selling forward contracts and $5.0 million in put option contracts outstanding on the Thai baht payables. As of June 29, 2012, there were $30.0 million in selling forward contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of June 28, 2013 and June 29, 2012, we did not have any selling RMB to U.S. dollar forward contracts.

As of June 28, 2013 and June 29, 2012, unrealized losses from fair market value of derivatives amounted to $0.8 million and $0.2 million, respectively.

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

Expenses related to flooding

For the fiscal year ended June 29, 2012, expenses related to flooding represented our estimate of losses due to the effects of flooding that suspended production at all of our manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011. It consisted mainly of losses to our own buildings, equipment and inventory, losses to consigned equipment and inventory, and other flood related expenses.

We estimated flood-related losses to consigned equipment and inventory based on discussions with our customers regarding their assessments of the damage to, and valuation of, the consigned assets that were under our care, custody and control at our Chokchai facility. For assets owned by us, flood-related losses were estimated based on the net book value of the assets written off as a result of the flood. As of June 28, 2013, we had updated our expenses related to flooding to reflect our actual expenses, which resulted in recognizing additional expenses of $ 2.3 million.

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

Inventory Valuation

Our inventory is stated at the lower of cost, on a first-in, first-out basis, or market value. Our industry is characterized by rapid technological change, short-term customer commitments and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or the financial position of our customers or changes in economic conditions may require additional provisions for inventory due to our customers’ inability to fulfill their contractual obligations. During fiscal 2013 and fiscal 2012, a change of 10% for excess and obsolete materials, based on product demand and production requirements from our customers, would have affected our net income in each period by approximately $0.2 million and $0.3 million, respectively.

Deferred Income Taxes

Our deferred income tax assets represent temporary differences between the carrying amount and the tax basis of existing assets and liabilities that will result in deductible amounts in future years, including net operating loss carryforwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize these deferred income tax assets. Our judgments regarding future profitability may change due to future market conditions, changes in U.S. or international tax laws and other factors. If these estimates and related assumptions change in the future, we may be required to increase or decrease our valuation allowance against the deferred tax assets resulting in additional or lesser income tax expense. As of June 28, 2013 and June 29, 2012, we assessed all of our deferred tax assets as more likely than not to be realizable and, accordingly, did not have a valuation allowance against our deferred tax assets.

We assess tax positions in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods, based on the technical merits of the position. We apply a “more likely than not” basis (i.e., a likelihood greater than 50 percent), in accordance with FASB ASC 740-10, and recognize a tax provision in the consolidated financial statements for an uncertain tax position that would not be sustained.

Share-Based Compensation

Awards granted are accounted for by recognizing the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards, in the financial statements. In determining the fair value of awards, we are required to make estimates of the fair value of our ordinary shares, expected dividends to be issued, expected volatility of our shares, expected forfeitures of the awards, risk free interest rates for the expected terms of the awards, expected terms of the awards, and the vesting period of the respective awards.

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

	Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
	(in thousands)
Revenues	$641,542	$564,732	$743,570
Cost of revenues	(572,124)	(502,818)	(648,823)

Gross profit	69,418	61,914	94,747
Selling, general and administrative expenses	(23,787)	(23,466)	(24,806)
Income (expense) related to flooding	27,211	(97,286)	—
Expenses related to reduction in workforce	(2,052)	(1,978)	—

Operating income (loss)	70,790	(60,816)	69,941
Interest income	1,083	844	494
Interest expense	(1,010)	(427)	(357)
Foreign exchange gain (loss), net	354	1,569	(1,430)
Other income	692	395	216

Income (loss) before income taxes	71,909	(58,435)	68,864
Income tax (expense) benefit	(2,940)	1,968	(4,535)

Net income (loss)	68,969	$(56,467)	$64,329

The following table sets forth a summary of our consolidated statements of operations as a percentage of total revenues for the periods indicated.

	Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
Revenues	100.0%	100.0%	100.0%
Cost of revenues	(89.2)	(89.0)	(87.3)

Gross profit	10.8	11.0	12.7
Selling, general and administrative expenses	(3.7)	(4.2)	(3.3)
Income (expense) related to flooding	4.2	(17.2)	—
Expenses related to reduction in workforce	(0.3)	(0.4)	—

Operating income (loss)	11.0	(10.8)	9.4
Interest income	0.2	0.1	0.1
Interest expense	(0.2)	(0.1)	(0.1)
Foreign exchange gain (loss), net	0.1	0.3	(0.2)
Other income	0.1	0.1	0.1

Income (loss) before income taxes	11.2	(10.3)	9.3
Income tax (expense) benefit	(0.5)	0.3	(0.6)

Net income (loss)	10.7%	(10.0)%	8.7%

The following table sets forth our revenues by end market for the periods indicated. As necessary, comparative figures have been adjusted to conform with changes in presentation in the current year.

	Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
	(in thousands)
Optical communications	$449,790	$382,673	$572,006
Lasers, sensors, and other	191,752	182,059	171,564

Total	$641,542	$564,732	$743,570

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Year Ended June 28, 2013 to Year Ended June 29, 2012

Total revenues. Our total revenues increased by $76.8 million, or 13.6%, to $641.5 million for fiscal 2013, as compared to $564.7 million for fiscal 2012. This increase was primarily due to an increase in optical communication product sales volume resulting from restoration of our operations, which had been temporarily suspended during the three months ended December 30, 2011 due to the October and November 2011 flooding in Thailand. Revenues from optical communications products represented 70.1% of our total revenues fiscal 2013, as compared to 67.8% for fiscal 2012.

Cost of revenues. Our cost of revenues increased by $69.3 million, or 13.8%, to $572.1 million, or 89.2% of total revenues, for fiscal 2013, as compared to $502.8 million, or 89.0% of total revenues, for fiscal 2012. The increase in absolute dollars was primarily due to an increase in revenues, unfavorable foreign exchange impact to local spending in Thailand due to Thai baht appreciation, and an increase in Thailand’s minimum daily wages effective April 1, 2012. Cost of revenues also included share-based compensation expense of $1.1 million for fiscal 2013, as compared to $1.5 million for fiscal 2012.

Gross profit. Our gross profit increased by $7.5 million, or 12.1%, to $69.4 million, or 10.8% of total revenues, for fiscal 2013, as compared to $61.9 million, or 11.0% of total revenues, for fiscal 2012.

The increase in gross profit margin during fiscal 2013, as compared to fiscal 2012, was primarily related to an increase in revenues resulting from restoration of our operations, which had been temporarily suspended during the three months ended December 30, 2011 due to the October and November 2011 flooding in Thailand, during which time our revenues decreased significantly while we continued to incur fixed costs.

SG&A expenses. Our SG&A expenses increased by $0.3 million, or 1.4%, to $23.8 million, or 3.7% of total revenues, for fiscal 2013, as compared to $23.5 million, or 4.2% of total revenues, for fiscal 2012. Our SG&A expenses increased in absolute dollars during fiscal 2013, as compared to fiscal 2012, due primarily to the recognition of accrued executive bonuses of approximately $1.4 million, partially offset by a decrease in business development expenses and CASIX’s administrative and research and development expenses during fiscal 2013. We also recorded share-based compensation charges of $4.0 million for fiscal 2013, as compared to $3.1 million for fiscal 2012.

Income (expense) related to flooding. In fiscal 2013, we recognized $27.2 million of income related to flooding, which consisted of an interim payment from our insurers of $11.4 million against our claims for owned inventory losses, an interim payment from our insurers of $4.8 million against our claims for owned equipment losses, a payment of $13.1 million from our insurers in full and final settlement of our claims for business interruption losses and a payment of $0.1 million from our insurers in full and final settlement of our claim for damage to our buildings at Pinehurst, offset by the recognition of additional liabilities to third parties due to flood losses of $2.2 million. In fiscal 2012, we recognized $97.3 million of expense related to flooding, which consisted of losses of $48.5 million related to damage to customer-owned equipment and machinery, $28.4 million related to damage to our inventory and customer-owned inventory, $4.6 million related to damage to our machinery and equipment, $2.4 million related to damage to our Chokchai facility, and $13.4 million of other flood-related expenses.

Expenses related to reduction in workforce. During the fourth quarters of fiscal 2013 and fiscal 2012, we implemented a reduction in workforce and incurred expenses of approximately $2.1 million and $2.0 million, respectively, which represented severance and benefits costs associated with the termination of approximately 180 employees and 170 employees, respectively, in accordance with contractual obligations and local regulations.

Operating income (loss). Our operating income increased by $131.6 million to $70.8 million, or 11.0% of total revenues, for fiscal 2013, as compared to an operating loss of $(60.8) million, or (10.8)% of total revenues, for fiscal 2012.

Interest income. Our interest income increased by $0.2 million to $1.1 million, for fiscal 2013, as compared to $0.8 million for fiscal 2012. This increase was due to increases in cash and cash equivalent balances and an increase in interest rates.

Interest expense. Our interest expense increased by $0.6 million to $1.0 million for fiscal 2013, as compared to $0.4 million for fiscal 2012. These increases were due to an increase in interest rates as well as increases in our average long-term loan balances and the cessation of capitalizing interest on Building 6 costs after completing construction in April 2012.

Income (loss) before income taxes. We recorded income before income taxes of $71.9 million for fiscal 2013, as compared to loss before income taxes of $(58.4) million for fiscal 2012.

Income tax (expense) benefit. Our provision for income tax reflects an effective tax rate of 4.1% for fiscal 2013, as compared to an effective tax rate of (3.4)% (tax benefit) for fiscal 2012. The increase in effective tax rate for fiscal 2013 was due to the fact that we had net income from operations during that period, as compared to fiscal 2012, when we had a negative effective tax rate as a result of a tax benefit from a net loss due to flood-related losses.

Net income (loss). We recorded net income of $69.0 million, or 10.7% of total revenues, for fiscal 2013, as compared to a net loss of $(56.5) million, or (10.0)% of total revenues, for fiscal 2012.

Comparison of Year Ended June 29, 2012 to Year Ended June 24, 2011

Total revenues. Our total revenues decreased by $178.8 million, or 24.1%, to $564.7 million for fiscal 2012, as compared to $743.6 million for fiscal 2011. This decrease was primarily due to (1) the effects of severe flooding in Thailand during October and November 2011, including cessation of production at our Chokchai facilities and the temporary suspension of production at our Pinehurst facilities, and (2) reduced customer demand for our optical communications manufacturing services during fiscal 2012, partially offset by a $9.6 million increase in our revenues from non-optical communications products, primarily reflecting the growth of our programs for industrial lasers and sensors customers. Revenues from optical communications products represented 7067.8% of our total revenues fiscal 2012, as compared to 7976.9% for fiscal 2011.

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

Interest expense. Our interest expense increased by $0.07 million to $0.43 million for fiscal 2012, as compared to $0.36 million for fiscal 2011, due to an increase in our long-term loan balances.

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

Liquidity and Capital Resources

We primarily finance our operations through cash flow from operations. As of June 28, 2013, we had approximately $149.7 million in cash and cash equivalents and approximately $28.9 million of outstanding debt. As of June 29, 2012, we had approximately $115.5 million in cash and cash equivalents and approximately $38.6 million of outstanding debt.

Our cash and cash equivalents primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less which are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents was 0.9% and 0.8% for fiscal 2013 and 2012, respectively.

Until we have recognized all recovery proceeds from our insurers, we expect that our cash position may continue to be impacted by prior expenditures related to recovery from the flooding of our facilities in Thailand. Although our insurance premiums are reduced in fiscal 2014, we continue to pay significantly more for our property and casualty insurance for our operations in Thailand as compared to premiums paid in periods prior to the flooding. For fiscal 2013, we recognized $29.4 million of income related to flooding, which consisted of an interim payment from our insurers of $11.4 million against our claims for owned inventory losses, an interim payment from our insurers of $4.8 million against our claims for owned equipment losses, a payment from our insurers of $13.1 million in full and final settlement of our claims for business interruption losses and a payment from our insurers of $0.1 million in full and final settlement of our claim for damage to our buildings at Pinehurst. For fiscal 2013, we recognized additional expenses of $2.2 million related to liabilities to third parties due to flood losses. We will continue to recognize insurance recoveries if and when they become realizable and probable.

A number of exclusions and limitations in our policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount that we ultimately recover for our losses from our insurers. In addition, our insurers could reject the valuation methodologies we have used to estimate certain of our losses, in whole or in part, and apply different valuation methodologies, which could also reduce our aggregate recovery amount. However, based on the information that we have at this time, we believe that we will ultimately recover a majority of our losses.

During the year ended June 28, 2013, we entered into settlement agreements with each of our customers impacted by the flooding regarding our liability for the customers’ losses as a result of the flooding. In connection with such settlement agreements, during the year ended June 28, 2013, we paid an aggregate of $37.7 million to customers, transferred equipment purchased on behalf of customers to those customers with an aggregate value of $5.9 million and reduced net accounts receivable from customers by an aggregate of $5.7 million. As of June 28, 2013, our liability to two of our impacted customers for any and all flood-related losses had been satisfied in full. On July 1, 2013, we made a final cash payment of $3.8 million to a customer in accordance with a settlement agreement and fulfilled our liability to such customer for any and all flood-related losses in full.

During the year ended June 28, 2013, we also entered into a settlement agreement with a customer’s insurers to resolve a subrogation claim related to recovery proceeds paid by such insurer to the customer for damages to customer-owned inventory, which occurred during the flooding. Under the terms of the settlement agreement, we agreed to pay $6.5 million to the insurer, to be paid in three installments. As of June 28, 2013, we had paid an aggregate of $4.3 million. The third and final payment of approximately $2.2 million was made in July 2013.

Notwithstanding the foregoing, we believe that our current cash and cash equivalents, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Item 1A of this Annual Report on Form 10-K.

In June 2010, we entered into an agreement to purchase land in Thailand for the construction of Pinehurst Building 6. The land purchase was completed in August 2010 and construction of Building 6 was completed in April 2012. We believe that our current manufacturing capacity is sufficient to meet anticipated production requirements for at least the next 12 months. We maintain a long-term credit facility associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 45 months. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay this obligation.

The following table shows our net cash provided by operating activities, net cash used in investing activities and net cash (used in) provided by financing activities for the periods indicated:

	Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
	(in thousands)
Net cash provided by operating activities	$48,750	$2,251	$41,282
Net cash used in investing activities	(5,862)	(37,378)	(23,590)
Net cash (used in) provided by financing activities	(9,128)	23,202	23,886
Net increase (decrease) in cash and cash equivalents	33,760	(11,925)	41,578
Cash and cash equivalents, beginning of period	115,507	127,282	84,942
Cash and cash equivalents, end of period	149,716	115,507	127,282

Operating Activities

Net cash provided by operating activities increased by $46.5 million, or 2,065.7%, to $48.8 million for fiscal 2013, as compared to net cash provided by operating activities of $2.3 million for fiscal 2012. The increase was primarily due to an increase in net income resulting from restoration of operations, which had been temporarily suspended during the three months ended December 30, 2012 due to the October and November 2011 flooding in Thailand, as compared to a net loss in fiscal 2012 due to the effects of the flooding, offset by a decrease of $42.0 million in liabilities to third parties due to flood losses, as we have substantially fulfilled our payment obligations to our customers under settlement agreements entered into during fiscal 2013.

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

Investing Activities

Net cash used in investing activities decreased by $31.5 million, or 84.3%, to $5.9 million for fiscal 2013, as compared to net cash used in investing activities of $37.4 million for fiscal 2012. The decrease in net cash used in investing activities was primarily due to a decrease in payments for construction of Pinehurst Building 6, which was completed in April 2012, and the receipt of $4.9 million of proceeds from our insurers against claims related to flood damage to owned equipment and our buildings at Pinehurst.

Net cash used in investing activities increased by $13.8 million to $37.4 million for fiscal 2012, as compared to net cash used in investing activities of $23.6 million for fiscal 2011. The increase in net cash used in investing activities was primarily due to additional progress payments for construction of Pinehurst Building 6 and new equipment purchases to replace flood-damaged equipment.

Financing Activities

Net cash used in financing activities increased by $32.3 million, or 139.3%, to $9.1 million for fiscal 2013, as compared to net cash provided by financing activities of $23.2 million for fiscal 2012. This increase in net cash used in financing activities was primarily due to scheduled repayments of long-term loans for Pinehurst Building 5 and Building 6 and no new draw downs during fiscal 2013, as compared to a draw down of $28.0 million in fiscal 2012 for construction of Pinehurst Building 6.

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

Contractual Obligations

The following table sets forth certain of our contractual obligations as of June 28, 2013:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations	$28,911	$9,668	$14,743	$4,500	—
Interest expense obligation (1)	1,515	718	727	70	—
Operating lease obligations	2,213	463	634	558	558
Severance liabilities	4,382	280	115	329	3,658
Provision for uncertain income tax position	1,835	1,477	—	—	358

Total	$38,856	$12,606	$16,219	$5,457	$4,574

(1)	Interest expense obligation reflects the variable interest rates on long-term debt obligations using interest rates as of June 28, 2013. The interest rates ranged between 1.8% and 3.1%. For further discussion of long-term debt obligations, see Note 12 of our audited consolidated financial statements.

As of June 28, 2013, our long-term debt obligations consisted of two loan agreements and our aggregate outstanding borrowings under these agreements were approximately $28.9 million. One loan is secured by certain property, plant and equipment and the other loan has no collateral, but both loans prescribe maximum ratios of debt to equity, and minimum levels of debt service coverage ratios (i.e., earnings before interest expenses and depreciation and amortization plus cash on hand minus short-term debts divided by current portion of long-term debts plus interest expenses). These financial ratio covenants could restrict our ability to incur additional indebtedness and limit our ability to use our cash. Our long-term debt obligations also include customary events of default.

As of June 28, 2013, we were in compliance with our long-term loan agreements. Nonetheless, in the event of a default on these loans or a breach of a financial ratio covenant, the lenders may immediately cancel the loan agreements, deem the full amount of the outstanding indebtedness immediately due and payable, charge us interest on a monthly basis on the full amount of the outstanding indebtedness and, if we cannot repay all of our outstanding obligations, sell the assets pledged as collateral for the loans in order to fulfill our obligations to the lenders. We may also be held responsible for any damages and related expenses incurred by the lender as a result of any default.

We have entered into short-term lending arrangements that are unused but available as needed. As of June 28, 2013, unused borrowing capacity available under short-term banking facilities totaled $5.5 million.

As of June 28, 2013, we also had certain operating lease arrangements where the lease payments are calculated based on specified formulas. Our rental expenses under these leases were $0.8 million, $1.8 million and $1.9 million for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Capital Expenditures

The following table sets forth our capital expenditures, which include amounts for which payments have been accrued, for the periods indicated.

	Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
	(in thousands)
Capital expenditures	$9,284	$37,386	$27,023

Our capital expenditures for fiscal 2013 principally consisted of investment in equipment for our manufacturing facilities. Our capital expenditures for fiscal 2012 principally consisted of investment in the construction of Pinehurst Building 6, investment in facilities improvements to defend against future flooding, and the repair, restoration and replacement of flood-damaged equipment. Our capital expenditures for fiscal 2011 principally consisted of payment of the remaining balance for the purchase of land for Pinehurst Building 6, investment in the construction of Building 6 and investment in equipment for our manufacturing facilities. During fiscal 2014, we expect to purchase additional equipment for our manufacturing facilities.

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

Interest Rate Risk

We had cash and cash equivalents totaling $149.7 million, $115.5 million and $127.3 million as of June 28, 2013, June 29, 2012 and June 24, 2011, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during fiscal 2013, fiscal 2012 and fiscal 2011, our interest income would have decreased by approximately $125,000, $106,000 and $88,000, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate, or SIBOR, and the London Inter-Bank Offered Rate, or LIBOR, plus an additional margin, depending on the lending institution. If the SIBOR and the LIBOR had increased by 100 basis points during fiscal 2013, fiscal 2012 and fiscal 2011, our interest expense would have increased by approximately $0.3 million, $0.4 million and $0.2 million, respectively, assuming consistent borrowing levels.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of March 30, 2012, we had drawn down the entire $30.0 million available under the term loan facility. Borrowings and interest under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. Under the terms of the cross currency interest rate swap arrangement, all amounts drawn in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum.

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to six months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign currency gains of $0.4 million and $1.6 million during fiscal 2013 and fiscal 2012, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB as of June 28, 2013 and June 29, 2012 would have resulted in an increase in our net dollar position of approximately $1.8 million and an increase in our net dollar position of approximately $0.7 million, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of June 28, 2013, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 28, 2013.

PricewaterhouseCoopers ABAS Ltd., an independent registered public accounting firm, audited the effectiveness of the Company’s internal control over financial reporting as of June 28, 2013, as stated in their report on page 57 of this Annual Report on Form 10-K.

/s/ David T. Mitchell	/s/ Toh-Seng Ng
David T. Mitchell	Toh-Seng Ng
Chief Executive Officer and Chairman of the Board	Executive Vice President and Chief Financial Officer
August 16, 2013	August 16, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fabrinet

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Fabrinet and its subsidiaries (the “Company”) as of June 28, 2013 and June 29, 2012, and the results of their operations and their cash flows for each of the years ended June 28, 2013, June 29, 2012 and June 24, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our audits, which were integrated audits in 2013 and 2012. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers ABAS Ltd.

PricewaterhouseCoopers ABAS Ltd.
Bangkok, Thailand
August 16, 2013

FABRINET

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	June 28, 2013	June 29, 2012

Assets
Current assets
Cash and cash equivalents	$149,716	$115,507
Trade accounts receivable, net	118,475	128,253
Inventory, net	88,962	103,223
Deferred tax assets	1,937	4,088
Prepaid expenses	1,931	3,571
Other current assets	3,505	6,029

Total current assets	364,526	360,671

Non-current assets
Property, plant and equipment, net	97,206	97,923
Intangibles, net	164	380
Deferred tax assets	2,905	1,764
Deposits and other non-current assets	107	624

Total non-current assets	100,382	100,691

Total assets	$464,908	$461,362

Liabilities and Shareholders’ Equity
Current liabilities
Long-term loans from bank, current portion	$9,668	$9,668
Trade accounts payable	77,139	86,000
Construction-related payable	—	2,222
Income tax payable	1,825	927
Deferred tax liability	2,481	1,405
Accrued payroll, bonus and related expenses	6,220	5,181
Accrued expenses	3,121	2,630
Other payables	5,163	6,601
Liabilities to third parties due to flood losses	9,812	61,198

Total current liabilities	115,429	175,832

Non-current liabilities
Long-term loans from bank, non-current portion	19,243	28,911
Severance liabilities	4,382	4,420
Other non-current liabilities	536	1,490

Total non-current liabilities	24,161	34,821

Total liabilities	139,590	210,653

Commitments and contingencies (Note 18)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of June 28, 2013 and June 29, 2012)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 34,634,967 shares and 34,470,829 shares issued and outstanding as of June 28, 2013 and June 29, 2012, respectively)	346	345
Additional paid-in capital	71,101	65,462
Retained earnings	253,871	184,902

Total shareholders’ equity	325,318	250,709

Total Liabilities and Shareholders’ Equity	$464,908	$461,362

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(in thousands of U.S. dollars, except share data)	June 28, 2013	June 29, 2012	June 24, 2011

Revenues	$641,542	$564,732	$743,570
Cost of revenues	(572,124)	(502,818)	(648,823)

Gross profit	69,418	61,914	94,747
Selling, general and administrative expenses	(23,787)	(23,466)	(24,806)
Income (expense) related to flooding	27,211	(97,286)	—
Expenses related to reduction in workforce	(2,052)	(1,978)	—

Operating income (loss)	70,790	(60,816)	69,941
Interest income	1,083	844	494
Interest expense	(1,010)	(427)	(357)
Foreign exchange gain (loss), net	354	1,569	(1,430)
Other income	692	395	216

Income (loss) before income taxes	71,909	(58,435)	68,864
Income tax (expense) benefit	(2,940)	1,968	(4,535)

Net income (loss)	$68,969	$(56,467)	$64,329

Earnings (loss) per share
Basic	$2.00	$(1.64)	$1.90
Diluted	$1.98	$(1.64)	$1.87

Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	34,557	34,382	33,922
Diluted	34,846	34,382	34,407

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount

Balances at June 25, 2010	33,751,730	$337	$54,786	$177,040	$232,163
Net income	—	—	—	64,329	64,329
Share-based compensation expense related to the Amended and Restated 1999 Share Option Plan and the 2010 Performance Incentive Plan	—	—	3,460	—	3,460
Shares issued under the Amended and Restated 1999 Share Option Plan and the 2010 Performance Incentive Plan	455,849	5	1,570	—	1,575

Balances at June 24, 2011	34,207,579	$342	$59,816	$241,369	$301,527
Net loss	—	—	—	(56,467)	(56,467)
Share-based compensation expense related to the Amended and Restated 1999 Share Option Plan and the 2010 Performance Incentive Plan	—	—	4,649	—	4,649
Shares issued under the Amended and Restated 1999 Share Option Plan and the 2010 Performance Incentive Plan	263,250	3	997	—	1,000

Balances at June 29, 2012	34,470,829	$345	$65,462	$184,902	$250,709
Net income	—	—	—	68,969	68,969
Share-based compensation expense related to the Amended and Restated 1999 Share Option Plan and the 2010 Performance Incentive Plan	—	—	5,100	—	5,100
Shares issued under the Amended and Restated 1999 Share Option Plan and the 2010 Performance Incentive Plan	164,138	1	560	—	561
Tax withholdings related to net share settlement of restricted share units	—	—	(21)	—	(21)

Balances at June 28, 2013	34,634,967	346	71,101	253,871	325,318

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(in thousands of U. S. dollars)	June 28, 2013	June 29, 2012	June 24, 2011

Cash flows from operating activities
Net income (loss) for the year	$68,969	$(56,467)	$64,329
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	9,994	9,339	8,696
Amortization of intangibles	217	374	499
(Gain) write-off on disposal of property, plant and equipment	(24)	17	(10)
Income related to flooding	(29,465)	—	—
Proceeds from insurers for business interruption losses related to flooding	13,143	—	—
Proceeds from insurers for inventory losses related to flooding	11,419	—	—
(Reversal of) allowance for doubtful accounts	(94)	124	38
Unrealized (gain) loss on exchange rate and fair value of derivative	(1,043)	(925)	215
Share-based compensation	5,100	4,649	3,460
Deferred income tax	2,086	(2,242)	(939)
Other non-cash expenses	(89)	93	516
(Reversal of) inventory obsolescence	(584)	499	15
Loss from written-off assets and liabilities to third parties due to flood losses	2,255	83,871	—
Changes in operating assets and liabilities
Trade accounts receivable	4,739	(10,672)	(16,229)
Inventory	14,229	(13,867)	(8,336)
Other current assets and non-current assets	(1,207)	(5,291)	(1,998)
Trade accounts payable	(8,861)	(6,563)	(10,414)
Income tax payable	(5)	(1,505)	393
Other current liabilities and non-current liabilities	(35)	817	1,047
Liabilities to third parties due to flood losses	(41,994)	—	—

Net cash provided by operating activities	48,750	2,251	41,282

Cash flows from investing activities
Purchase of property, plant and equipment	(10,793)	(35,535)	(22,309)
Purchase of intangibles	(2)	(147)	(110)
Purchase of assets for lease under direct financing leases	—	(2,940)	(1,624)
Proceeds from direct financing leases	—	1,217	324
Proceeds from disposal of property, plant and equipment	29	27	129
Proceeds from insurers in settlement of claims related to flood damage	4,904	—	—

Net cash used in investing activities	(5,862)	(37,378)	(23,590)

Cash flows from financing activities
Receipt of long-term loans from bank	—	28,000	2,000
Repayment of long-term loans from bank	(9,668)	(5,798)	(6,008)
Proceeds from initial public offering, net	—	—	26,319
Proceeds from issuance of ordinary shares under employee share option plans	561	1,000	1,575
Withholding tax related to net share settlement of restricted share units	(21)	—	—

Net cash (used in) provided by financing activities	(9,128)	23,202	23,886

Net increase (decrease) in cash and cash equivalents	$33,760	$(11,925)	$41,578

	Year Ended
(in thousands of U. S. dollars)	June 28, 2013	June 29, 2012	June 24, 2011
Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	$115,507	$127,282	$84,942
Increase (decrease) in cash and cash equivalents	33,760	(11,925)	41,578
Effect of exchange rate on cash and cash equivalents	449	150	762

Cash and cash equivalents at end of period	$149,716	$115,507	$127,282

Supplemental disclosures
Cash paid for
Interest	$1,014	$711	$353
Taxes	260	1,807	5,254
Cash received for interest	873	782	477

Non-cash investing and financing activities
Construction-related payable	—	2,222	2,475

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars unless otherwise noted)

1.	Business and organization

General

Fabrinet (“Fabrinet” or the “Parent Company”) was incorporated on August 12, 1999, and commenced operations on January 1, 2000. Fabrinet is an exempted company incorporated in the Cayman Islands, British West Indies. “We,” “us,” “our” and the “Company” refer to Fabrinet and its subsidiaries as a group.

The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (OEMs) of complex products, such as optical communication components, modules and sub-systems, industrial lasers and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, advanced packaging, integration, final assembly and test. The Company focuses primarily on the production of low-volume, high-mix products.

Fabrinet has the following subsidiaries:

•	Fabrinet Co., Ltd. (“Fabrinet Thailand”), incorporated in Thailand on September 27, 1999;

•	Fabrinet USA, Inc., incorporated in the U.S. in the State of California on October 12, 1999;

•	FBN New Jersey Manufacturing, Inc., incorporated in the U.S. in the State of Delaware on May 11, 2005;

•	Fabrinet China Holdings, incorporated in Mauritius, and CASIX Inc., incorporated in the People’s Republic of China, which were both acquired on May 29, 2005;

•	Fabrinet Pte., Ltd., incorporated in Singapore on November 14, 2007; and

•	Fabrinet AB, incorporated in Sweden on September 29, 2010.

Asia Pacific Growth Fund III, L.P. and its affiliates held 17.8%, 26.3% and 26.6% of Fabrinet’s share capital (fully diluted) as of June 28, 2013, June 29, 2012, and June 24, 2011, respectively. The Company has no commercial transactions with Asia Pacific Growth Fund III, L.P. and its affiliates.

Secondary Public Offering

On March 14, 2013, certain existing shareholders of Fabrinet sold an aggregate of 3,800,000 ordinary shares at a price of $14.00 per share, less underwriting discounts and commissions, in a secondary public offering. The Company did not receive any proceeds from the sale of ordinary shares by the selling shareholders. The Company incurred $393 of expenses in connection with the secondary offering during the third quarter of fiscal 2013.

2.	Accounting policies

2.1	Summary of significant accounting policies

Principles of consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include Fabrinet and its subsidiaries listed in Note 1. All inter-company accounts and transactions have been eliminated.

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. Fiscal 2013 consisted of 52 weeks and ended on June 28, 2013. Fiscal 2012 consisted of 53 weeks and ended on June 29, 2012. Fiscal 2011 consisted of 52 weeks and ended on June 24, 2011.

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of total revenues and expense during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for doubtful accounts, income taxes and inventory obsolescence, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that estimates or assumptions prove to differ from actual results, adjustments will be made in subsequent periods to reflect more current information.

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

Accounts receivable

Accounts receivable are carried at anticipated realizable value. The Company assesses the collectability of its accounts receivable based on specific customer circumstances, current economic trends, historical experience with collection and the age of past due receivables and provides an allowance for doubtful receivables based on a review of all outstanding amounts at the period end. Bad debts are written off when identified.

Unanticipated changes in the liquidity or financial position of the Company’s customers may require revision to the allowances for doubtful accounts.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

As of June 28, 2013, the Company’s cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. The Company had two customers and four customers that each contributed to 10% or more of its total accounts receivable as of June 28, 2013 and June 29, 2012, respectively.

Accounts receivable include amounts due from companies which are monitored by the Company for credit worthiness. Management has implemented a program to closely monitor near term cash collection and credit exposures and believes no material loss will be incurred.

Accounts receivable from individual customers that were equal to or greater than 10% of accounts receivable as of June 28, 2013 and June 29, 2012 were as follows:

	June 28, 2013	June 29, 2012
JDS Uniphase Corporation	17%	17%
Oclaro, Inc. #	31%	15
Opnext, Inc.	*	15
EMCORE Corporation	*	12

#	In July 2012, Oclaro, Inc. completed its acquisition of Opnext, Inc. The figures for the year ended June 28, 2013 represent the combined accounts receivable of Oclaro, Inc. and Opnext, Inc.

*	Less than 10% of total accounts receivable as at the end of period.

Inventory

Inventory is stated at the lower of cost or market value. Cost is estimated using the standard costing method, computed on a first-in, first-out basis, with adjustments for variances to reflect actual costs not in excess of net realizable market value. Market value is the estimated selling price in the ordinary course of business, less the costs of completion and selling expenses. The Company assesses the valuation of inventory on a quarterly basis and writes down the value for estimated excess and obsolete inventory based upon estimates of future demand.

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

Machinery under installation is stated at historic cost and depreciation begins after it is fully installed and is used in the operations of the Company.

Gains and losses on disposal are determined by comparing proceeds with carrying amounts and are included in the consolidated statements of operations.

Impairment or disposal of long-lived assets (plant and equipment and other intangible assets)

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances that could trigger a review include, but are not limited to:

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

The capitalization rate used to determine the amount of interest to be capitalized is the weighted average interest rate applicable to the Company’s outstanding borrowings during the year. Where funds are borrowed specifically for the acquisition, construction or production of assets, the amount of borrowing costs eligible for capitalization on the respective assets is determined as the actual borrowing costs are incurred on that borrowing during the respective periods.

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

Revenue recognition

The Company derives total revenues primarily from the assembly of products under supply agreements with its customers and the fabrication of customized optics and glass. Revenues represent the invoiced value of products, net of trade discounts and allowances, and exclude goods and services tax. The Company recognizes revenues when realized or realizable and earned. The Company considers revenues realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the customer, risk of loss has transferred to the customer and customer acceptance has been obtained, customer acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in the customer acceptance provisions have been satisfied. In situations where a formal acceptance is required but the acceptance only relates to whether the product meets its published specifications, revenues are generally recognized upon shipment provided all other revenue recognition criteria are met. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved. The Company reduces revenues for rebates and other similar allowances. Revenues are recognized only if these estimates can be reasonably and reliably determined. The Company bases its estimates on historical results taking into consideration the type of customer, the type of transaction and the specifics of each arrangement. In addition to the aforementioned general policies, the following are the specific revenue recognition policies for each major category of revenues.

Services

The Company provides services for its customers that range from process design to product manufacturing. The Company recognizes service revenues when the services have been performed. The related costs are expensed as incurred.

Sales of goods

Revenues from sales of goods are generally recognized when the product is shipped to the customer and when there are no unfulfilled Company obligations that affect the customer’s final acceptance of the arrangement. Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenues are recognized.

Income taxes

In accordance with FASB ASC Topic 740, Income Taxes (“FASB ASC 740”), the Company uses the asset and liability method of accounting for income taxes, whereby deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Fabrinet’s subsidiaries are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which they operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. The Company recognizes liabilities based on its estimate of whether, and the extent to which, additional tax liabilities are probable. If the Company ultimately determines that the payment of such a liability is not probable, then it reverses the liability and recognizes a tax benefit during the period in which the determination is made that the liability is no longer probable. The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that the Company makes certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on the Company’s tax provision in a future period.

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

Employee contribution plan

The Company operates a defined contribution plan, known as a provident fund, in its Thai subsidiary. The assets of this plan are in a separate trustee-administered fund. The provident fund is funded by matching payments from employees and by the subsidiary on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company sponsors the Fabrinet U.S. 401(k) Retirement Plan (the “401(k) Plan”), a Defined Contribution Plan under ERISA, at its Fabrinet USA, Inc. and FBN New Jersey Manufacturing, Inc. subsidiaries, which provides retirement benefits for its eligible employees through tax deferred salary deductions.

Severance liabilities

Under labor protection laws applicable in Thailand and under the Fabrinet Thailand employment policy, all employees of Fabrinet Thailand with more than 120 days of service are entitled to severance pay on forced termination or retrenchment or in the event that the employee reaches the retirement age of 55. The entitlement to severance pay is determined according to an employee’s individual employment tenure with the Company and is subject to a maximum benefit of 10 months of salary unless otherwise agreed upon in an employee’s employment contract. The Company accounts for this severance liability on an actuarial basis using the Projected Unit Credit Method, using the long-term Thai government bond yield as a discount rate. There are no separate plan assets held in respect of this liability.

Annual leave

Employee entitlements to annual leave are recognized when they accrue to the employee. On termination of employment, accrued employee entitlement to annual leave is paid in cash.

Warranty provision

Provisions for estimated expenses relating to product warranties are made at the time the products are sold using historical experience. Generally, this warranty is limited to workmanship and the Company’s liability is capped at the price of the product. The provisions will be adjusted when experience indicates an expected settlement will differ from initial estimates.

Warranty cost allowances of $19, $51, and $52 were recognized in the consolidated statements of operations for the years ended June 28, 2013, June 29, 2012 and June 24, 2011, respectively.

Shipping and handling costs

The Company records costs related to shipping and handling in cost of revenues for all periods presented.

Share-based compensation

Grants of share-based awards are accounted for under provision of FASB ASC Topic 718, Compensation-Stock Compensation (“FASB ASC 718”). Share-based compensation is recognized in the financial statements based on grant-date fair value. The Company estimates the fair value of share-based awards utilizing the Black-Scholes-Merton (“BSM”) option-pricing model.

Net income (loss) per ordinary share

Net income (loss) per share is calculated in accordance with FASB ASC Subtopic 260-10, Earnings Per Share (“FASB ASC 260-10”), and SEC Staff Accounting Bulletin No. 98, or SAB 98. Under the provisions of FASB ASC 260-10 and SAB 98, basic net income (loss) per share is computed by dividing the net income (loss) available to ordinary shareholders for the period by the weighted average number of ordinary shares outstanding during the period. Diluted net income (loss) per ordinary share is computed by dividing the net income (loss) for the period by the weighted average number of ordinary and potential ordinary shares outstanding during the period if their effect is dilutive.

2.2	New Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11—Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance suggested that an unrecognized tax benefit or a portion of an unrecognized of tax benefit, should be presented in the financial statements as a reduction to a deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax loss creditforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax loss creditforward is not available at the reporting date under tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax low of the applicable jurisdiction does not required the entity to use, and the entity does not intended to use, the deferred tax assets for such purpose, the unrecognized tax benefit should be presented in the financial statement as a liabilities and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefits being settled. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07—Presentation of Financial Statements (Topic 205)—Liquidation Basis of Accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties, or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). An entity should recognize and measure its liabilities in accordance with U.S. GAAP that otherwise applies to those liabilities. The entity should not anticipate that it will be legally released from being the primary obligor under those liabilities, either judicially or by creditors. The entity also is required to accrue and separately present the costs that it expects to incur and the income that it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities. Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. This guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 and interim reporting periods therein. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05—Foreign Currency Matters (Topic 830)—Parents’ Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in Section 830-30-40 still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this Update clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. This guidance is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04—Liabilities (Topic 405)—Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date. The guidance in this update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02—Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted this guidance in the third quarter of fiscal year 2013. This new guidance did not impact the Company’s presentation, financial position, and results of operations.

In January 2013, the FASB issued ASU No. 2013-01—Balance Sheet (Topic 210)—Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02—Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment. Under the amendments in ASU No. 2012-02, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. This guidance is effective for fiscal years beginning after September 15, 2012. Early adoption is permitted.

The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-12—Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05. Under the amendments in ASU No. 2011-05, entities are required to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income for both annual and interim financial periods. The amendments in ASU No. 2011-12 supersede changes to those paragraphs in ASU No. 2011-05 that pertain to how, when, and where reclassification adjustments are presented. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company adopted this guidance in the first quarter of fiscal year 2013. This new guidance did not impact the Company’s presentation, financial position, and results of operations.

In December 2011, the FASB issued the Accounting Standards Update No. 2011-11—Balance Sheet (Topic 210)—Disclosures about Offsetting Assets and Liabilities. The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. Information about offsetting and related arrangements will enable users of an entity’s financial statements to understand the effect of those arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

3.	Income taxes

Cayman Islands

Fabrinet is domiciled in the Cayman Islands. Under the current laws of Cayman Islands, Fabrinet is not subject to tax in the Cayman Islands on income or capital gains. Fabrinet has received this undertaking for a 20-year period ending August 24, 2019, and after the expiration date, Fabrinet can make a request for renewal with the office of the Clerk of the Cabinet for another twenty years.

Income of the Company exempted from corporate income tax in the Cayman Islands amounted to $50,276, $0 and $51,554 in the years ended June 28, 2013, June 29, 2012 and June 24, 2011, respectively.

Thailand

Fabrinet Co., Ltd. is where the majority of the Company’s operations and production takes place. The Company is not subject to tax from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5, and from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on, among other things, the export of the Company’s customers’ products out of Thailand and the Company’s agreement not to move Fabrinet Thailand’s manufacturing facilities out of its current province in Thailand for at least 15 years. In addition, in December 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result of the announcement, enacted corporate income tax rates for Fabrinet Thailand was reduced from 30% in fiscal 2012 to 23% in fiscal 2013 and will be reduced to 20% in fiscal 2014 and fiscal 2015.

People’s Republic of China

CASIX has been granted a tax privilege to reduce its corporate income tax rate from 25% to 15%. This privilege is retroactive to January 1, 2011 and valid until December 31, 2013, subject to renewal at the end of each three-year period.

The Company’s income tax expense consisted of the following:

	Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
Current	$239	$282	$5,168
Deferred	2,701	(2,250)	(633)

Total income tax expense (benefit)	$2,940	$(1,968)	$4,535

The reconciliation between the Company’s taxes that would arise by applying the basic tax rate of the country of the Company’s principal operations, Thailand, to the Company’s effective tax charge is shown below:

	Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011

Income (loss) before income taxes	$71,909	$(58,435)	$68,864
Tax expense (benefit) calculated at a corporate income tax rate of 23% (2012 and 2011: 30%)	16,539	(17,531)	20,659
Effect of income taxes from locations with tax rates different from Thailand	(457)	(551)	(334)
(Income) loss not subject to tax *	(12,728)	15,240	(15,986)
Income tax on unremitted earnings	466	552	472
Effect of tax rate change	(303)	1,263	—
Effect of foreign exchange rate adjustment	(90)	(993)	95
Insurance proceeds from equipment claim due to flooding	(516)	—	—
Others	29	52	(371)

Corporate income tax expense (benefit)	$2,940	$(1,968)	$4,535

*	Income not subject to tax relates to income earned in the Cayman Islands, income subject to an investment promotion privilege for Building 5, from July 2010 through June 2015, and income subject to an investment promotion privilege for Building 6, from July 2012 through June 2020. Income not subject to tax per ordinary share on a diluted basis (in dollars) was $0.37, $(0.44) and $0.46 for the years ended June 28, 2013, June 29, 2012 and June 24, 2011, respectively.

As of June 28, 2013, there were tax losses of $983 carried forward due to severe flooding in Thailand during October and November 2011. These tax loss carryforwards will expire in fiscal 2017.

The Company’s deferred tax assets and deferred tax liabilities at each balance sheet date are as follows:

	Year Ended
	June 28, 2013	June 29, 2012
Deferred tax assets:
Depreciation	$1,684	$1,353
Severance liability	680	668
Reserve and allowance	909	616
Allowance for tax loss carried forward	959	2,456
Non-deductible flood loss expenses	540	793
Others	70	36

Total deferred tax assets	$4,842	$5,922

	Year Ended
	June 28, 2013	June 29, 2012
Deferred tax liabilities:
Deferred cost of service and expense	—	(54)
Insurance proceeds from equipment claim due to flooding	—	—
Others	—	(16)

Total deferred tax liabilities	$—	$(70)

Net deferred tax assets	$4,842	$5,852

Current deferred income tax assets and liabilities and non-current deferred income tax assets and liabilities are offset when the income taxes relate to the same tax jurisdiction. The following amounts are shown in the consolidated balance sheets:

	Year Ended
	June 28, 2013	June 29, 2012
Deferred income tax assets—current	$1,937	$4,146
Deferred income tax liabilities—current	—	(58)

Current deferred income tax—net	1,937	4,088

Deferred income tax assets—non current	2,905	1,777
Deferred income tax liabilities—non current	—	(13)

Non current deferred income tax—net	2,905	1,764

Net deferred income tax assets	$4,842	$5,852

Income tax liabilities have not been established for withholding tax and other taxes that would be payable on the unremitted earnings of Fabrinet Thailand. Such amounts of Fabrinet Thailand are permanently reinvested; unremitted earnings for Fabrinet Thailand totaled $25,382 and $11,443 as of June 28, 2013 and June 29, 2012, respectively. Unrecognized deferred tax liabilities for such unremitted earnings were $2,276 and $1,028 as of June 28, 2013 and June 29, 2012, respectively.

Deferred tax liabilities of $1,941 and $1,405 have been established for withholding tax on the unremitted earnings of CASIX as of June 28, 2013 and June 29, 2012, respectively.

Uncertain income tax positions

Interest and penalties related to uncertain tax positions are recognized in income tax expense. The Company had approximately $668 and $781 of accrued interest and penalties related to uncertain tax positions on the consolidated balance sheets as of June 28, 2013 and June 29, 2012, respectively. The Company recorded (reversed) interest and penalties of $146, $202 and $(141) for the years ended June 28, 2013, June 29, 2012 and June 24, 2011, respectively, through the consolidated statements of operations. With regard to the Thailand jurisdiction, tax years 2008 through 2012 remain open to examination by the local authorities.

The following table indicates the changes to the Company’s uncertain income tax positions for the years ended June 28, 2013, June 29, 2012 and June 24, 2011 included in other non-current liabilities.

	June 28, 2013	June 29, 2012	June 24, 2011
Beginning balance	$1,124	$1,124	$1,540
Additions during the year	358	—	—
Reductions for tax positions of prior years	(315)	—	(416)

Ending balance	$1,167	$1,124	$1,124

4.	Earnings (loss) per ordinary share

Basic earnings (loss) per ordinary share is computed by dividing reported net income (loss) by the weighted average number of ordinary shares outstanding during each period.

	Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011

Net income (loss) attributable to shareholders	$68,969	$(56,467)	$64,329
Weighted average number of ordinary shares outstanding (thousands of shares)	34,557	34,382	33,922

Basic earnings (loss) per ordinary share	$2.00	$(1.64)	$1.90

Diluted earnings (loss) per ordinary share is computed by dividing reported net income (loss) by the weighted average number of ordinary shares and dilutive ordinary equivalent shares outstanding during each period. Dilutive ordinary equivalent shares consist of share options and restricted share units. Diluted earnings (loss) per ordinary share is calculated as follows:

	Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
Net income (loss) used to determine diluted earnings (loss) per ordinary share	$68,969	$(56,467)	$64,329
Weighted average number of ordinary shares outstanding (thousands of shares)	34,557	34,382	33,922
Adjustment for incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	289	— *	485

Weighted average number of ordinary shares for diluted earnings (loss) per ordinary share (thousands of shares)	34,846	34,382	34,407

Diluted earnings (loss) per ordinary share (in dollars)	$1.98	$(1.64)	$1.87

*	Loss per ordinary share for fiscal 2012 was computed using the weighted average number of ordinary shares outstanding during the period in accordance with the antidilutive provisions of ASC 260-10-45. Therefore, 200,055 ordinary shares were excluded.

Options to purchase 1,129,933 shares were outstanding at June 28, 2013, but were not included in the computation of diluted earnings per ordinary share for fiscal 2013, because the exercise price of the options was greater than the average market price of the underlying shares.

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

The following table sets forth the Company’s applicable liabilities measured at fair value on a recurring basis as of June 28, 2013:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance

Liabilities
Derivative liabilities	—	766	—	766

Total liabilities measured at fair value	$—	$766	$—	$766

The above derivative liabilities are classified in accrued expenses on the consolidated balance sheet.

The following table sets forth the Company’s applicable liabilities measured at fair value on a recurring basis as of June 29, 2012:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance

Liabilities
Derivative liabilities	—	162	—	162

Total liabilities measured at fair value	$—	$162	$—	$162

The above derivative liabilities are classified in accrued expenses on the consolidated balance sheet.

6.	Cash and cash equivalents

	June 28, 2013	June 29, 2012

Cash at banks and on hand	$34,981	$23,039
Short-term bank deposits	114,735	92,468

Total cash and cash equivalents	$149,716	$115,507

The weighted average effective interest rate on short term bank deposits was 0.87% and 0.76% per annum for the years ended June 28, 2013 and June 29, 2012, respectively.

7.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts for the years ended June 28, 2013, June 29, 2012 and June 24, 2011 were as follows:

	Balance at Beginning of Period	(Credited to Income)/Charged to Expense	Balance at End of Period
Year ended June 28, 2013	$203	$(94)	$109
Year ended June 29, 2012	$79	$124	$203
Year ended June 24, 2011	$41	$38	$79

8.	Inventory

	June 28, 2013	June 29. 2012

Raw materials	$34,572	$45,309
Work in progress	43,806	43,879
Finished goods	7,342	8,760
Goods in transit	5,359	7,976

	91,079	105,924
Less: Inventory obsolescence	(2,117)	(2,701)

Inventory, net	$88,962	$103,223

9.	Investment in leases

Investment in direct financing leases primarily consists of manufacturing equipment. The following lists the components of the Company’s investment in direct financing leases as of June 28, 2013 and June 29, 2012:

	June 28, 2013	June 29, 2012

Total minimum lease payments receivable	$—	$3,522
Estimated residual values of leased equipment	—	—

Investment in direct financing leases	—	3,522
Less: unearned income	—	(186)

	$—	$3,336
Less: written-off of investment in direct financing leases	—	(3,336)

Net investment in direct financing leases	$—	$—

In the second quarter of fiscal 2012, investment in leases of $3,336 was written-off because the underlying assets were damaged in the severe flooding that occurred in Thailand during October and November 2011.

10.	Property, plant and equipment, net

The components of property, plant and equipment, net were as follows:

	Land	Building and Building Improvement	Manufacturing Equipment	Office Equipment	Motor Vehicles	Computers	Construction and Machinery Under Installation	Total

As of June 29, 2012
Cost	$14,353	$72,508	$55,729	$5,566	$638	$11,389	$1,280	$161,463
Less: Accumulated depreciation	—	(11,677)	(37,017)	(3,009)	(601)	(8,711)	—	(61,015)
Less: Impairment reserve	—	(1,076)	(1,091)	(51)	—	(303)	(4)	(2,525)

Net book value	$14,353	$59,755	$17,621	$2,506	$37	$2,375	$1,276	$97,923

As of June 28, 2013
Cost	$14,353	$74,450	59,392	5,666	638	12,070	3,864	170,433
Less: Accumulated depreciation	—	(15,090)	(42,344)	(3,342)	(628)	(9,307)	—	(70,711)
Less: Impairment reserve	—	(1,076)	(1,091)	(44)	—	(301)	(4)	(2,516)

Net book value	$14,353	$58,284	15,957	2,280	10	2,462	3,860	97,206

Depreciation expense amounted to $9,994, $9,339 and $8,696 for the years ended June 28, 2013, June 29, 2012 and June 24, 2011, respectively.

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

The cost of fully depreciated property, plant and equipment written-off during the years ended June 28, 2013, June 29, 2012 and June 24, 2011 amounted to $308, $4,178 and $1,514, respectively.

Interest expense relating to a long-term loan from a bank for the development of Pinehurst Building 6, of $504 and $2 was capitalized in construction in progress during the years ended June 29, 2012 and June 24, 2011, respectively. There was no interest expense capitalized in construction in progress during the year ended June 28, 2013.

11.	Intangibles

The following tables present details of the Company’s intangibles:

	June 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,458	$(3,294)	$164

Total intangibles	$3,458	$(3,294)	$164

	June 29, 2012
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,457	$(3,077)	$380

Total intangibles	$3,457	$(3,077)	$380

The Company recorded amortization expense relating to intangibles of $217, $374 and $499 for the years ended June 28, 2013, June 29, 2012 and June 24, 2011, respectively.

Based on the carrying amount of intangibles as of June 28, 2013, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in June is as follows:

2014	$93
2015	64
2016	5
2017	2

Total amortization	$164

12.	Borrowings

Bank borrowings and long-term debt was comprised of the following:

	June 28, 2013	June 29, 2012

Long-term loans from bank	$28,911	$38,579

Total borrowings	$28,911	$38,579

Long-term loans from bank consisted of:
Current portion	$9,668	$9,668
Non-current portion	19,243	28,911

As of June 28, 2013 and June 29, 2012, the Company had outstanding borrowings under long-term bank loan agreements totaling $28,911 and $38,579, respectively, which consisted of:

Contract No.	Amount		Interest Rate Per Annum (%)	Conditions	Repayment Term
	June 28, 2013	June 29, 2012
1	$22,500	$28,500	LIBOR + 2.8% per annum	Repayable in quarterly installments within 6 years	June 2012 – March 2017
2	6,411	10,079	SIBOR + 1.5% per annum	Repayable in quarterly installments within 8 years	May 2009 – February 2015

Total	28,911	$38,579

Certain of the long-term loans are secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral was $21,815 and $22,766 as of June 28, 2013 and June 29, 2012, respectively. The carrying amounts of borrowings approximate their fair value.

The long-term loans prescribe maximum ratios of debt to equity and minimum levels of debt service coverage ratios. As of June 28, 2013 and June 29, 2012, the Company was in compliance with its long-term loan agreements. In addition to financial ratios, certain of the Company’s packing credits and long-term loans include customary events of default.

The movements of long-term loans for the years ended June 28, 2013 and June 29, 2012 were as follows:

	June 28, 2013	June 29, 2012
Opening net book amount	$38,579	$16,377
Additional loans during the year	—	28,000
Repayment during the year	(9,668)	(5,798)

Closing net book amount	$28,911	$38,579

As of June 28, 2013, future maturities of long-term debt were as follows at the end of each fiscal year below:

2014	$9,668
2015	8,743
2016	6,000
2017	4,500

Total	$28,911

Credit facilities:

Undrawn available credit facilities as of June 28, 2013 and June 29, 2012 totaled:

	June 28, 2013	June 29, 2012
Bank borrowings:
Short-term loans	$5,461	$8,241

13.	Severance liabilities

	June 28, 2013	June 29, 2012
At the beginning of the fiscal year	$4,420	$4,478
Charged to consolidated statements of operations	(38)	(58)

At the end of the fiscal year	$4,382	$4,420

The amount recognized in the consolidated balance sheet under non-current liabilities at fiscal year-end was determined as follows:

	June 28, 2013	June 29, 2012
Present value of defined benefit obligation	$4,382	$4,420

Liability in consolidated balance sheet	$4,382	$4,420

The amount recognized in the consolidated statements of operations was as follows:

	Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
Current service cost	$722	$474	$736
Interest cost	211	198	162
Benefit paid	(4)	(81)	—
Actuarial loss/(gain) on obligation	(967)	(649)	124

Total included in staff costs	$(38)	$(58)	$1,022

The principal actuarial assumptions used were as follows:

	Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
Discount rate (percent)	5.1	4.8	4.7
Future salary increases (percent)	4.4	4.4	4.3

14.	Share-based compensation

Share-based compensation

In determining the grant date fair value of equity awards, the Company is required to make estimates of the fair value of Fabrinet’s ordinary shares, expected dividends to be issued, expected volatility of Fabrinet’s ordinary shares, expected forfeitures of the awards, risk free interest rates for the expected term of the awards, expected terms of the awards, and the vesting period of the respective awards. Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

The effect of recording share-based compensation expense for the years ended June 28, 2013, June 29, 2012 and June 24, 2011 was as follows:

	Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
Share-based compensation expense by type of award:
Share options	$1,864	$3,443	$2,943
Restricted share units	3,236	1,206	517

Total share-based compensation expense	5,100	4,649	3,460
Tax effect on share-based compensation expense	—	—	—

Net effect on share-based compensation expense	$5,100	$4,649	$3,460

Share-based compensation expense was recorded in the consolidated statements of operations as follows: cost of revenues of $1,105, $1,546 and $1,147 for the years ended June 28, 2013, June 29, 2012 and June 24, 2011, respectively; and SG&A expenses of $3,995, $3,103 and $2,313 for the years ended June 28, 2013, June 29, 2012 and June 24, 2011, respectively. The Company did not capitalize any share-based compensation expense as part of any asset costs during the years ended June 28, 2013, June 29, 2012 and June 24, 2011.

Share-based award activity

Share options have been granted to directors and employees. As of June 28, 2013, there were 104,078 share options outstanding under the Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

On March 12, 2010, Fabrinet’s shareholders adopted the 2010 Performance Incentive Plan (the “2010 Plan”). On December 20, 2010 and December 20, 2012, Fabrinet’s shareholders adopted amendments to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan by 500,000 and 3,700,000 shares, respectively. A total of 5,700,000 ordinary shares are authorized for issuance under the 2010 Plan, plus any shares subject to share options under the 1999 Plan outstanding as of June 24, 2010, that expire, are canceled or terminate after such date. As of June 28, 2013, there were an aggregate of 1,173,233 share options outstanding, 545,668 restricted share units outstanding and 3,851,789 ordinary shares available for future grant under the 2010 Plan.

Share options

Fabrinet’s board of directors has the authority to determine the type of option and the number of shares subject to an option. Options generally vest and become exercisable over four years and expire, if not exercised, within 7 years of the grant date. In the case of a grantee’s first grant, 25 percent of the underlying shares subject to an option vest 12 months after the vesting commencement date and 1/48 of the underlying shares vest monthly over each of the subsequent 36 months. In the case of any additional grants to a grantee, 1/48 of the underlying shares subject to an option vest monthly over four years, commencing one month after the vesting commencement date.

During the years ended June 28, 2013, June 29, 2012 and June 24, 2011, Fabrinet granted options to purchase an aggregate of 0, 590,537 and 1,012,367 ordinary shares, respectively, with an estimated total grant date fair value of $0, $4,267 and $6,377, respectively, and a weighted average grant date fair value of $0, $7.23 and $6.30 per share, respectively.

The total fair value of shares vested during the years ended June 28, 2013, June 29, 2012 and June 24, 2011 was $2,419, $2,440 and $1,738, respectively. The total intrinsic value of options exercised during the years ended June 28, 2013, June 29, 2012 and June 24, 2011 was $808, $3,278 and $9,803, respectively. In conjunction with these exercises, there was no tax benefit realized by the Company due to the fact that it is exempted from income tax. The amount of cash received from the exercise of share options was $561 during the year ended June 28, 2013.

Determining Fair Value

Valuation Method—The Company estimated the fair value of Fabrinet’s ordinary shares to be used in the Black-Scholes-Merton (“BSM”) option-pricing formula by taking into consideration a number of assumptions.

Expected Dividend—The Company used zero as an annualized dividend yield since it did not anticipate paying any cash dividends in the near future.

Expected Volatility—As the Company did not have a sufficient trading history to use the volatility of Fabrinet’s ordinary shares, management based its expected volatility on a comparable industry index as a reasonable measure of expected volatility in accordance with the guidance of FASB ASC 718.

Risk-Free Interest Rate—The Company based the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the option.

Expected Term—Expected terms used in the BSM option-pricing formula represent the periods that Fabrinet’s share options are expected to be outstanding and are determined based on the Company’s historical experience of similar awards, giving consideration to the contractual terms of the share options, vesting schedules and expectations of future employee behavior.

Vesting Period—Fabrinet’s share options generally vest and become exercisable over a four-year period, and expire 7 years from the date of grant. For an initial grant, 25 percent of the underlying shares subject to an option vest 12 months after the vesting commencement date and 1/48 of the underlying shares vest monthly over each of the subsequent 36 months. In the case of any additional grants to an optionee, 1/48 of the underlying shares subject to an option vest monthly over four years, commencing one month after the vesting commencement date.

Fair Value—The fair value of Fabrinet’s share options granted to employees for the years ended June 28, 2013, June 29, 2012 and June 24, 2011 was estimated using the following weighted-average assumptions:

	June 28, 2013 *	June 29, 2012	June 24, 2011
Dividend yield	—	—	—
Expected volatility	—	61.3%	42.3%
Risk-free rate of return (percent)	—	0.90%	1.21%
Expected term (in years)	—	4.36	4.54

*	There were no share options granted during fiscal 2013.

The following summarizes share option activity under the 1999 Plan:

	Number of Shares Underlying Options			Weighted-Average Exercise Price Per Share
	Year Ended			Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011	June 28, 2013	June 29, 2012	June 24, 2011

Shares underlying options outstanding at beginning of the period	189,540	423,205	858,005	$5.18	$4.34	$3.66
Granted	—	—	—	—	—	—
Exercised	(84,812)	(225,731)	(418,048)	4.94	3.58	2.95
Forfeited	(650)	(6,805)	(10,852)	6.25	5.92	5.48
Expired	—	(1,129)	(5,900)	—	5.75	2.78

Shares underlying options outstanding at end of the period	104,078	189,540	423,205	5.38	5.18	4.34

Shares underlying options exercisable at end of the period	88,494	133,578	292,514	$5.31	$4.94	$3.75

The following summarizes information for share options outstanding as of June 28, 2013 under the 1999 Plan:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

	11,620	$3.50	0.51
	1,725	4.25	1.17
	3,317	4.75	1.42
	6,624	5.00	1.63
	2,280	5.25	1.86
	3,450	5.50	2.16
	74,462	5.75	3.35
	600	6.25	3.85

Options outstanding	104,078		2.76	$897

Options exercisable	88,494		2.64	$769

As of June 28, 2013, $4 of estimated share-based compensation expense related to share options under the 1999 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 0.45 years.

The following summarizes share option activity under the 2010 Plan:

	Number of Shares Underlying Options			Weighted-Average Exercise Price Per Share
	Year Ended			Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011	June 28, 2013	June 29, 2012	June 24, 2011

Shares underlying options outstanding at beginning of the period	1,280,750	925,921	—	$16.32	$17.37	$—
Granted	—	590,537	1,012,367	—	14.82	17.37
Exercised	(9,376)	(11,619)	(20,281)	15.16	16.60	16.83
Forfeited	(43,793)	(211,491)	(66,165)	17.49	16.51	17.51
Expired	(54,348)	(12,598)	—	16.97	19.51	—

Shares underlying options outstanding at end of the period	1,173,233	1,280,750	925,921	16.25	16.32	17.37

Shares underlying options exercisable at end of the period	662,455	399,068	112,343	$16.45	$16.66	$17.05

The following summarizes information for share options outstanding as of June 28, 2013 under the 2010 Plan:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

	40,000	$13.77	4.15
	590,879	16.83	4.30
	30,000	15.05	4.35
	29,694	25.50	4.55
	7,400	26.16	4.60
	11,550	23.62	4.85
	174,944	15.16	5.14
	251,231	14.12	5.37
	28,685	19.36	5.62
	5,550	18.60	5.67
	3,300	12.83	5.87

Options outstanding	1,173,233		4.71	$13

Options exercisable	662,455		4.60	$8

As of June 28, 2013, $857 of estimated share-based compensation expense related to share options under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 1.89 years.

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

The following summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares Underlying Restricted Share Units			Weighted-Average Grant Date Fair Value Per Share
	Year Ended			Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011	June 28, 2013	June 29, 2012	June 24, 2011

Unvested balance at beginning of the period	168,275	25,900	—	$14.44	$21.62	$—
Granted	468,387	211,266	43,420	12.42	14.37	18.47
Issued	(71,880)	(25,900)	(17,520)	14.10	21.62	13.82
Forfeited	(19,114)	(42,991)	—	12.78	14.07	—

Unvested balance at end of the period	545,668	168,275	25,900	$12.81	$14.44	$21.62

During the years ended June 28, 2013, June 29, 2012 and June 24, 2011, Fabrinet granted an aggregate of 468,387, 211,266 and 43,420 restricted share units, respectively, with estimated total grant date fair value of $5,819, $3,035 and $802, respectively, and a weighted average granted date fair value of $12.42, $14.37 and $18.47, respectively. The total fair value of restricted share units vested during the year ended June 28, 2013, June 29, 2012 and June 24, 2011 was $1,014, $560 and $242, respectively. The aggregate intrinsic value of restricted share units outstanding as of June 28, 2013 was $7,639.

As of June 28, 2013, $3,338 of estimated share-based compensation expense related to restricted share units under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 2.92 years.

For fiscal 2013, the Company withheld an aggregate of 1,930 shares upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash of $21 to the appropriate taxing authorities, and presented it in a financing activity within the consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

15.	Employee contribution plan

The Company operates a defined contribution plan, known as a provident fund, in its Thailand subsidiary. The assets of this plan are in a separate trustee-administered fund. The provident fund is funded by matching payments from employees and by the subsidiary on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company’s contributions to the provident fund amounted to $2,166, $2,299 and $2,066 in the years ended June 28, 2013, June 29, 2012 and June 24, 2011, respectively.

The Company sponsors the Fabrinet U.S. 401(k) Retirement Plan (the “401(k) Plan”), a Defined Contribution Plan under ERISA, at its Fabrinet USA, Inc. and FBN New Jersey Manufacturing, Inc. subsidiaries, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 80% of their annual compensation, subject to annual contributions limits established by the Internal Revenue Service. The Company provides for a 100% match of employees’ contributions to the 401(k) Plan up to the first 6% of annual compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $200, $196 and $189 in the years ended June 28, 2013, June 29, 2012 and June 24, 2011, respectively.

16.	Shareholders’ equity

Share capital

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

In the year ended June 28, 2013, Fabrinet issued 94,188 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $5.96 per share, and 71,880 ordinary shares upon the vesting of restricted share units, net of shares withheld.

In the year ended June 29, 2012, Fabrinet issued 237,350 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $4.21 per share, and 25,900 ordinary shares upon the vesting of restricted share units.

In the year ended June 24, 2011, Fabrinet issued 438,329 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $3.59 per share, and 17,520 ordinary shares upon the vesting of restricted share units.

All such issued shares are fully paid.

17.	Executive incentive plan and employee performance bonuses

For the year ended June 28, 2013, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and earnings per share milestones for the fiscal year. The Company did not maintain an executive incentive plan during the year ended June 29, 2012. For the year ended June 24, 2011, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and earnings per share milestones for the fiscal year, and qualitative objectives. Bonuses under the fiscal 2013 and fiscal 2011 executive incentive plans were payable in fiscal 2014 and 2012, respectively.

During the years ended June 28, 2013, June 29, 2012 and June 24, 2011, discretionary merit-based bonus awards were also available to Fabrinet’s non-executive employees.

Charges to the consolidated income statement for bonus distributions to employees were $3,742, $1,698 and $4,453 for the years ended June 28, 2013, June 29, 2012 and June 24, 2011, respectively.

18.	Commitments and contingencies

Bank guarantees

As of June 28, 2013 and June 29, 2012, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $336 and $660, respectively.

Operating lease commitments

The Company leases a portion of its capital equipment and certain land and buildings for its facilities in China and New Jersey under operating lease arrangements that expire in various years through 2020. Rental expense under these operating leases amounted to $783, $1,777 and $1,938 for the years ended June 28, 2013, June 29, 2012 and June 24, 2011, respectively.

As of June 28, 2013, the future minimum lease payments due under non-cancelable leases are as follows at the end of each fiscal year below:

2014	$463
2015	340
2016	294
2017	279
2018	279
Thereafter	558

Total minimum operating lease payments	$2,213

Purchase obligations

Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally give the Company the option to cancel, reschedule and/or adjust its requirements based on its business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.

As of June 28, 2013, there were no outstanding capital expenditure commitments.

Indemnification of directors and officers

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of directors and officers, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against civil fraud or the consequences of committing a crime. Fabrinet’s amended and restated memorandum and articles of association provide for indemnification of directors and officers for actions, costs, charges, losses, damages and expenses incurred in their capacities as such, except that such indemnification does not extend to any matter in respect of any fraud or dishonesty that may attach to any of them.

In accordance with Fabrinet’s form of indemnification agreement for its directors and officers, Fabrinet has agreed to indemnify its directors and officers against certain liabilities and expenses incurred by such persons in connection with claims by reason of their being such a director or officer. Fabrinet has a director and officer liability insurance policy that may enable it to recover a portion of any future amounts paid under the indemnification agreements.

19.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of June 28, 2013, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
North America	$299,510	$272,659	$324,108
Asia-Pacific	218,393	189,455	277,014
Europe	123,639	102,618	142,448

	$641,542	$564,732	$743,570

Significant customers

Total revenues are attributed to a particular geographic area based on the bill-to location of the customer. As of June 28, 2013, the Company had approximately $370 of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Year Ended
	June 28, 2013	June 29, 2012	June 24, 2011
JDS Uniphase Corporation	22%	25%	21%
Oclaro, Inc. #	25	12	17
Finisar Corporation	*	10	10
Opnext, Inc.	*	*	10

#	In July 2012, Oclaro, Inc. completed its acquisition of Opnext, Inc. The figures for the year ended June 28, 2013 represent the combined revenues of Oclaro, Inc. and Opnext, Inc.

*	Less than 10% of total revenues in the period.

The loss of any single significant customer could have a material adverse effect on the Company’s results of operations.

20.	Financial instruments

Objectives and significant terms and conditions

The principal financial risks faced by the Company are foreign currency risk, credit risk, liquidity risk and interest rate risk. The Company borrows at floating rates of interest to finance its operations. A minority of sales and purchases and a majority of labor and overhead costs are entered into in foreign currencies. In order to manage the risks arising from fluctuations in currency exchange rates, the Company uses derivative financial instruments. Trading for speculative purposes is prohibited under Company policies.

The Company enters into short-term forward foreign currency contracts and option contracts to help manage currency exposures associated with certain assets and liabilities. The forward exchange contracts and option contracts have generally ranged from one to six months in original maturity, and no forward exchange contract or option contract has an original maturity greater than one year. All foreign currency exchange contracts and option contracts are recognized on the balance sheet at fair value. As the Company does not apply hedge accounting to these instruments, the derivatives are recorded at fair value through earnings.

The gains and losses on the Company’s derivative financial instruments generally offset losses and gains on the assets, liabilities and transactions economically hedged, and accordingly, generally do not subject the Company to risk of significant accounting losses.

Foreign currency risk

The Company operates internationally and is exposed to foreign exchange risk arising from various currency exposures primarily with respect to the Thai baht and the Chinese renminbi (RMB).

As of June 28, 2013 and June 29, 2012, the Company had outstanding foreign currency assets and liabilities as follows:

	June 28, 2013		June 29, 2012
	Currency	$	Currency	$

Assets
Thai baht	567,561	18,232	526,487	16,541
RMB	105,680	17,104	103,014	16,287

		35,336		32,828

Liabilities
Thai baht	585,364	18,804	732,502	23,013
RMB	15,308	2,478	21,752	3,439

		21,282		26,452

The Thai baht assets represent cash and cash equivalents, accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. The Company manages its exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 28, 2013, there was $23,000 in selling forward contracts and $5,000 in option contracts outstanding on the Thai baht payables and as of June 29, 2012, there was $30,000 in selling forward contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of June 28, 2013 and June 29, 2012, there were no selling RMB to U.S. dollar forward contracts.

As of June 28, 2013 and June 29, 2012, unrealized losses from fair market value of derivatives amounted to $766 and $162, respectively.

Interest Rate Risk

The Company’s principal interest bearing assets are time deposits and short-term investments less than 3 months held with high quality financial institutions. The Company’s principal interest bearing liabilities are bank loans which bear interest at floating rates.

21.	Income (expense) related to flooding

The Company suspended production at all of its manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 because of severe flooding in Thailand. The Company never resumed, and has permanently ceased, production at its Chokchai facility. For the year ended June 28, 2013, the Company recognized income related to flooding of $27,211, which consisted of income from insurance proceeds of $29,466, offset by the recognition of $2,255 of additional expenses in connection with liabilities to third parties due to flood losses. For the year ended June 29, 2012, the Company recognized expenses related to flooding of $97,286. Although the Company has submitted all five, and finally settled two of its claims for losses, the Company expects that it will take some additional time to reach final settlement with its insurers of certain pending claims. Despite the Company’s diligent efforts to file and settle its claims, there are many reasons certain claims are still pending more than 18 months after the flooding, including the extent of the losses and number of claims filed in Thailand, and the complicated nature of the Company’s claims, which include owned and consigned property. The Company will continue to aggressively pursue its pending claims to achieve a timely resolution.

In fiscal 2013, the Company received from its insurers an interim payment of $11,419 against the Company’s claims for owned inventory losses, an interim payment of $4,825 against the Company’s claims for owned equipment losses, a payment of $13,143 as full and final settlement of its claims for business interruption losses, and a payment of $79 as full and final settlement of its claim for damage to its buildings at Pinehurst. The Company will continue to recognize insurance recoveries if and when they become realizable and probable.

A number of exclusions and limitations in the Company’s policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount the Company ultimately recovers for its losses from its insurers. In addition, the Company’s insurers could reject the valuation methodologies the Company has used to estimate certain of its losses, in whole or in part, and apply different valuation methodologies, which could also reduce the Company’s aggregate recovery amount. However, based on the information that the Company has at this time, the Company believes that it will ultimately recover a majority of its losses.

During fiscal 2013, the Company entered into settlement agreements with each of its customers impacted by the flooding regarding the Company’s liability for the customers’ losses as a result of the flooding. In connection with such settlement agreements, during fiscal 2013, the Company paid an aggregate of $37,661 to customers, transferred equipment purchased on behalf of customers to those customers with an aggregate value of $5,898 and reduced net accounts receivable from customers by an aggregate of $5,749. As of June 28, 2013, the Company’s liability to two of its impacted customers for any and all flood-related losses had been satisfied in full.

During fiscal 2013, the Company also entered into a settlement agreement with a customer’s insurers to resolve a subrogation claim related to recovery proceeds paid by such insurer to the customer for damages to customer-owned inventory, which occurred during the flooding. Under the terms of the settlement agreement, the Company agreed to pay $6,500 to the insurer, to be paid in three installments. As of June 28, 2013, the Company had paid an aggregate of $4,333.

22.	Expenses related to reduction in workforce

As part of the Company’s ongoing efforts to achieve greater efficiencies in all areas of its business, during the fourth quarter of fiscal 2013, the Company implemented a reduction in workforce and incurred expenses of approximately $2,052, which represented severance and benefits costs incurred for the termination of approximately 180 employees in accordance with contractual obligations and local regulations.

23.	Principal subsidiaries

Fabrinet’s subsidiaries are:

Name	Business	Country of Incorporation	Percent interest
Fabrinet Co., Ltd.	Manufacturing and assembly	Thailand	99.99
Fabrinet USA, Inc.	Marketing and administrative support services	United States of America (California)	100

FBN New Jersey Manufacturing, Inc.	Manufacturing and assembly	United States of America (Delaware)	100

Fabrinet China Holdings	Holding company	Mauritius Island	100
CASIX Inc. (a wholly-owned subsidiary of Fabrinet China Holdings)	Manufacturing and assembly	People’s Republic of China	100

Fabrinet Pte., Ltd.	Sales and administrative support services and supply chain sourcing center	Singapore	100
Fabrinet AB	Business development in Scandinavia and Europe	Sweden	100

All subsidiaries are unlisted.

24.	Subsequent events

Settlement of flood-related liabilities

On July 1, 2013, the Company fulfilled its obligations to a customer in accordance with the settlement agreement entered into in the third quarter of fiscal 2013 by making a final cash payment to such customer of $3,750. Accordingly, the Company’s liability to such customer for any and all flood-related losses has been satisfied in full.

On July 1, 2013, the Company fulfilled its obligations to a customer’s insurers in accordance with the settlement agreement entered into in the fourth quarter of fiscal 2013 by making a final payment of $2,167. Accordingly, the Company’s liability to such insurer for damages to customer-owned inventory, which occurred during the flooding, has been satisfied in full.

Insurance proceeds from insurers for flood-related claims

On August 1, 2013, the Company received from its insurers an additional interim payment of $6,598 against the Company’s claims for owned and customer-owned inventory losses.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters in the fiscal years ended June 28, 2013 and June 29, 2012:

	Three Months Ended
	Jun 28, 2013	Mar 29, 2013	Dec 28, 2012	Sep 28, 2012	Jun 29, 2012	Mar 30, 2012	Dec 30, 2011	Sep 30, 2011
	(in thousands, except per share data)
Total revenues	$159,934	$155,557	$167,426	$158,625	$142,757	$139,019	$96,609	$186,347

Gross profit	17,071	16,255	18,370	17,722	15,220	14,881	8,929	22,884

Net income (loss)	$15,142	$21,126	$16,682	$16,019	$7,457	$(46,325)	$(33,254)	$15,655

Basic net income (loss) per share:
Net income (loss)	$0.44	$0.61	$0.48	$0.46	$0.22	$(1.35)	$(0.97)	$0.46

Weighted-average shares used in basic net income (loss) per share calculations	34,629	34,596	34,517	34,485	34,469	34,440	34,396	34,223

Diluted net income (loss) per share:
Net income (loss)	$0.43	$0.61	$0.48	$0.46	$0.22	$(1.35)	$(0.96)	$0.45

Weighted-average shares used in diluted net income (loss) per share calculations	35,000	34,909	34,804	34,670	34,624	34,440	34,396	34,502

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

On August 14, 2013, in connection with its review of annual executive compensation, the Compensation Committee of the Board of Directors approved an increase in the annual base salary of David T. Mitchell, the Company’s Chief Executive Officer, from $450,000 to $650,000, effective as of June 29, 2013.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

(b) Exhibits: See Item 15(a)(3), above.

(c) Financial Statement Schedules: See Item 15(a)(2), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2013.

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

Signature	Title	Date

/s/ DAVID T. MITCHELL David T. Mitchell	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	August 16, 2013

/s/ TOH-SENG NG Toh-Seng Ng	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 16, 2013

/s/ HOMA BAHRAMI	Director	August 16, 2013
Homa Bahrami

/s/ MARK A. CHRISTENSEN	Director	August 9, 2013
Mark A. Christensen

/s/ THOMAS F. KELLY	Director	August 16, 2013
Thomas F. Kelly

/s/ FRANK H. LEVINSON	Director	August 16, 2013
Frank H. Levinson

/s/ ROLLANCE E. OLSON	Director	August 16, 2013
Rollance E. Olson

/s/ VIRAPAN PULGES	Director	August 16, 2013
Virapan Pulges

EXHIBIT INDEX

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.

3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	3.1	May 3, 2010	333-163258

4.1	Specimen Ordinary Share Certificate	S-1/A	4.1	June 14, 2010	333-163258

4.2	Registration Rights Agreement, dated June 22, 2010, by and among the registrant, Asia Pacific Growth Fund III, L.P., H&Q Asia Pacific, Ltd., the David T. Mitchell Separate Property Trust, the Gabriel T. Mitchell Trust, the Alexander T. Mitchell Trust, the Sean T. Mitchell Trust, JDS Uniphase Corporation and Shea Ventures, LLC	S-1/A	10.26	June 14, 2010	333-163258

4.3	Amendment No. 1 to Registration Rights Agreement, dated February 6, 2013, among Fabrinet, Asia Pacific Growth Fund III, L.P., H&Q Asia Pacific, Ltd., the David T. Mitchell Separate Property Trust, the Gabriel T. Mitchell Trust, the Alexander T. Mitchell Trust and the Sean T. Mitchell Trust	8-K	4.1	February 8, 2013	001-34775

10.1.1+	Fabrinet Amended and Restated 1999 Share Option Plan	10-K	10.1.1	September 8, 2010	001-34775

10.1.2+	Form of Share Option Agreement under the Fabrinet Amended and Restated 1999 Share Option Plan	S-1	10.1.2	November 7, 2007	333-147191

10.2.1+	Fabrinet 2010 Performance Incentive Plan, as amended	10-Q	10.1	February 5, 2013	001-34775

10.2.2+	Form of Share Option Agreement under the Fabrinet 2010 Performance Incentive Plan	10-Q	10.2	February 5, 2013	001-34775

10.2.3+	Form of Restricted Share Agreement under the Fabrinet 2010 Performance Incentive Plan	10-Q	10.3	February 5, 2013	001-34775

10.2.4+	Form of Restricted Share Unit Agreement under the Fabrinet 2010 Performance Incentive Plan	10-Q	10.4	February 5, 2013	001-34775

10.3.1+	Employment Agreement, effective as of January 1, 2000, by and between David T. Mitchell and Fabrinet USA, Inc. (subsequently assumed by the registrant)	S-1/A	10.3.1	December 28, 2009	333-163258

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.

10.3.2+	Amendment to Employment Agreement, dated December 29, 2008, by and between David T. Mitchell and the registrant	S-1	10.3.2	November 20, 2009	333-163258

10.4.1+	Offer Letter, dated April 29, 2005, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	S-1	10.3.1	November 7, 2007	333-147191

10.4.2+	Amendment to Offer Letter, dated February 14, 2007, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	S-1	10.3.2	November 7, 2007	333-147191

10.4.3+	Amendment to Offer Letter, dated December 29, 2008, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	S-1	10.4.3	November 20, 2009	333-163258

10.5+	Employment Agreement, dated July 1, 2007, by and between Dr. Harpal Gill and Fabrinet Co., Ltd.	S-1	10.5	November 7, 2007	333-147191

10.6+	Description of Fiscal 2013 Executive Incentive Plan	8-K, Item 5.02	N/A	November 6, 2012	001-34755

10.7+	Employment Offer Letter, dated August 20, 2012, between Paul Kalivas and Fabrinet USA, Inc.	10-K	10.7	August 28, 2012	001-34755

10.8+	Amended and Restated Employment Offer Letter, dated November 2, 2012, between John Marchetti and Fabrinet USA, Inc.	8-K	10.1	November 6, 2012	001-34755

10.9+	Employment Offer Letter, dated February 3, 2012, between the registrant and Toh-Seng Ng	8-K	10.2	May 9, 2012	001-34755

10.10+	Form of Indemnification Agreement	S-1/A	10.10	January 28, 2010	333-163258

10.11	Manufacturing Agreement, dated May 29, 2005, by and between the registrant and FBN New Jersey Holdings Corp.	S-1	10.10	November 7, 2007	333-147191

10.12	Manufacturing Agreement, dated January 2, 2000, by and between the registrant and Fabrinet Co., Ltd.	S-1	10.11	November 7, 2007	333-147191

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.

10.13	Administrative Services Agreement, dated January 2, 2000, by and between the registrant and Fabrinet USA, Inc.	S-1	10.12	November 7, 2007	333-147191

10.14	Administrative Services Agreement, dated July 3, 2008, by and between the registrant and Fabrinet Pte. Ltd.	S-1	10.14	November 20, 2009	333-163258

10.15.1	Loan Agreement, dated April 4, 2007, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.19	November 7, 2007	333-147191

10.15.2	Supplemental Memorandum of Agreement, dated December 14, 2007, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.20.2	November 20, 2009	333-163258

10.15.3	Memorandum of Agreement, dated August 8, 2008, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.20.3	November 20, 2009	333-163258

10.16	Lease Agreement, dated July 1, 2013, by and between Donly Corporation and FBN New Jersey Manufacturing, Inc. DBA VitroCom

10.17†	Primary Contract Manufacturing Agreement, dated January 1, 2008, by and between JDS Uniphase Corporation and the registrant	S-1/A	10.27	January 19, 2010	333-163258

10.18	Facility Agreement, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co., Ltd.	8-K	10.1	August 16, 2011	001-34755

10.19	General Terms and Conditions of Facility, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co., Ltd.	8-K	10.2	August 16, 2011	001-34755

10.20	Confirmation for Cross Currency Swap Transaction, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co., Ltd.	8-K	10.3	August 16, 2011	001-34755

10.21	Business Development Service Agreement, dated January 2, 2011, by and between the registrant and Fabrinet AB	10-K	10.26	August 31, 2011	001-34755

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.

21.1	List of Subsidiaries	S-1	21.1	February 18, 2011	333-172355

23.1	Consent of PricewaterhouseCoopers ABAS Ltd.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been requested for portions of this exhibit.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.