Form 10-Q
period 2013-09-27
Fabrinet
filed 2013-11-05
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2013

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-34775

FABRINET

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Intertrust Corporate Services (Cayman) Limited 190 Elgin Avenue George Town Grand Cayman Cayman Islands	KY1-9005
(Address of principal executive offices)	(Zip Code)

+66 2-524-9600

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes     ☑  No

As of October 25, 2013, the registrant had 34,734,574 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED SEPTEMBER 27, 2013

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)

	September 27, 2013	June 28, 2013
Assets
Current assets
Cash and cash equivalents	$163,860	$149,716
Trade accounts receivable, net	125,876	118,475
Inventory, net	94,528	88,962
Deferred tax assets	1,618	1,937
Prepaid expenses	1,398	1,931
Other current assets	2,105	3,505

Total current assets	389,385	364,526

Non-current assets
Property, plant and equipment, net	97,133	97,206
Intangibles, net	136	164
Deferred tax assets	2,912	2,905
Deposits and other non-current assets	102	107

Total non-current assets	100,283	100,382

Total assets	$489,668	$464,908

Liabilities and Shareholders’ Equity
Current liabilities
Long-term loans from bank, current portion	$9,668	$9,668
Trade accounts payable	90,328	77,139
Income tax payable	1,985	1,825
Deferred tax liability	2,607	2,481
Accrued payroll, bonus and related expenses	6,954	6,220
Accrued expenses	4,174	3,121
Other payables	4,437	5,163
Liabilities to third parties due to flood losses	1,558	9,812

Total current liabilities	121,711	115,429

Non-current liabilities
Long-term loans from bank, non-current portion	16,826	19,243
Severance liabilities	4,564	4,382
Other non-current liabilities	536	536

Total non-current liabilities	21,926	24,161

Total liabilities	143,637	139,590

Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of September 27, 2013 and June 28, 2013)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 34,733,691 shares and 34,634,967 issued and outstanding as of September 27, 2013 and June 28, 2013, respectively)	347	346
Additional paid-in capital	72,616	71,101
Retained earnings	273,068	253,871

Total shareholders’ equity	346,031	325,318

Total Liabilities and Shareholders’ Equity	$489,668	$464,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share data)

	Three Months Ended
	September 27, 2013	September 28, 2012
Revenues	$171,551	$158,625
Cost of revenues	(152,906)	(140,903)

Gross profit	18,645	17,722
Selling, general and administrative expenses	(6,694)	(5,859)
Income related to flooding	6,597	4,820

Operating income	18,548	16,683
Interest income	364	188
Interest expense	(206)	(286)
Foreign exchange gain, net	1,088	277
Other income	184	190

Income before income taxes	19,978	17,052
Income tax expense	(781)	(1,033)

Net income	$19,197	$16,019

Earnings per share
Basic	$0.55	$0.46
Diluted	$0.55	$0.46
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	34,674	34,485
Diluted	35,138	34,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

	Three Months Ended
	September 27, 2013	September 28, 2012
Cash flows from operating activities
Net income for the period	$19,197	$16,019
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,509	2,522
Amortization of intangibles	28	75
Loss on disposal of property, plant and equipment	—	1
Income related to flooding	(6,597)	(4,820)
Proceeds from insurers for business interruption losses related to flooding	—	4,741
Proceeds from insurers for inventory losses related to flooding	6,597	—
Reversal of allowance for doubtful accounts	(53)	(49)
Unrealized gain on exchange rate and fair value of derivative	(808)	(714)
Share-based compensation	1,563	1,254
Deferred income tax	438	256
Other non-cash expenses	218	588
Reversal of inventory obsolescence	—	(166)
Changes in operating assets and liabilities
Trade accounts receivable	(7,348)	(9,556)
Inventory	(5,566)	(7,302)
Other current assets and non-current assets	60	1,299
Trade accounts payable	13,189	5,919
Income tax payable	124	231
Other current liabilities and non-current liabilities	550	(349)
Liabilities to third parties due to flood losses	(5,964)	(4,000)

Net cash provided by operating activities	18,137	5,949

Cash flows from investing activities
Purchase of property, plant and equipment	(1,253)	(4,126)
Proceeds from insurers in settlement of claims related to flood damage	—	79

Net cash used in investing activities	(1,253)	(4,047)

Cash flows from financing activities
Repayment of long-term loans from bank	(2,417)	(2,417)
Proceeds from issuance of ordinary shares under employee share option plans	43	124
Withholding tax related to net share settlement of restricted share units	(90)	—

Net cash used in financing activities	(2,464)	(2,293)

Net increase (decrease) in cash and cash equivalents	14,420	(391)

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	149,716	115,507
Increase (decrease) in cash and cash equivalents	14,420	(391)
Effect of exchange rate on cash and cash equivalents	(276)	278

Cash and cash equivalents at end of period	$163,860	$115,394

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars unless otherwise noted)

1.	Business and organization

General

Fabrinet (“Fabrinet” or the “Parent Company”) was incorporated on August 12, 1999, and commenced operations on January 1, 2000. The Company is an exempted company incorporated in the Cayman Islands, British West Indies. “We”, “us”, “our” and the “Company” refer to Fabrinet and its subsidiaries as a group.

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

Fabrinet has the following subsidiaries:

•	Fabrinet Co., Ltd. (“Fabrinet Thailand”), incorporated in Thailand on September 27, 1999;

•	Fabrinet USA, Inc., incorporated in the U.S. in the State of California on October 12, 1999;

•	FBN New Jersey Manufacturing, Inc., incorporated in the U.S. in the State of Delaware on May 11, 2005;

•	Fabrinet China Holdings, incorporated in Mauritius, and CASIX, Inc., incorporated in the People’s Republic of China, which were both acquired on May 29, 2005;

•	Fabrinet Pte. Ltd., incorporated in Singapore on November 14, 2007; and

•	Fabrinet AB, incorporated in Sweden on September 29, 2010.

Asia Pacific Growth Fund III, L.P. and its affiliates held 17.7% and 17.8% of the Company’s share capital (fully diluted) as of September 27, 2013 and June 28, 2013, respectively. The Company has no commercial transactions with Asia Pacific Growth Fund III, L.P. and its affiliates.

2.	Accounting policies

Basis of presentation

The condensed consolidated financial statements of Fabrinet included herein have been prepared on a basis consistent with the June 28, 2013 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These condensed consolidated financial statements should be read in conjunction with the June 28, 2013 audited consolidated financial statements and notes thereto. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Fabrinet’s results of operations for the three months ended September 27, 2013 and September 28, 2012 are not necessarily indicative of future operating results.

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of total revenues and expense during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for doubtful accounts, income taxes and inventory obsolescence, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that estimates or assumptions prove to differ from actual results, adjustments will be made in subsequent periods to reflect more current information.

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended September 27, 2013 and September 28, 2012 each consisted of 13 weeks. Fiscal year 2014 will be comprised of 52 weeks and will end on June 27, 2014.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

As of September 27, 2013, the Company’s cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. The Company had two customers that each contributed to 10% or more of its total accounts receivable as of September 27, 2013 and June 28, 2013, respectively.

Accounts receivable include amounts due from customers that are monitored by the Company for credit worthiness. Management has implemented a program to closely monitor near term cash collection and credit exposures and believes no material loss will be incurred.

Recent accounting pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11 — Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance suggested that an unrecognized tax benefit or a portion of an unrecognized of tax benefit, should be presented in the financial statements as a reduction to a deferred tax assets for a net operating loss carryforward, a similar tax loss, or a tax loss creditforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax loss creditforward is not available at the reporting date under tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax loss of the applicable jurisdiction does not required the entity to use, and the entity does not intended to use, the deferred tax assets for such purpose, the unrecognized tax benefit should be presented in the financial statement as a liabilities and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07 – Presentation of Financial Statements (Topic 205) — Liquidation Basis of Accounting. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties, or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). An entity should recognize and measure its liabilities in accordance with U.S. GAAP that otherwise applies to those liabilities. The entity should not anticipate that it will be legally released from being the primary obligor under those liabilities, either judicially or by creditors. The entity also is required to accrue and separately present the costs that it expects to incur and the income that it expects to earn during the expected duration of the liquidation, including any costs associated with sale or settlement of those assets and liabilities. Additionally, the amendments require disclosures about an entity’s plan for liquidation, the methods and significant assumptions used to measure assets and liabilities, the type and amount of costs and income accrued, and the expected duration of the liquidation process. This guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 and interim reporting periods therein. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05 – Foreign Currency Matters (Topic 830) — Parents’ Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. For an equity method investment that is a foreign entity, the partial sale guidance in Section 830-30-40 still applies. As such, a pro rata portion of the cumulative translation adjustment should be released into net income upon a partial sale of such an equity method investment. However, this treatment does not apply to an equity method investment that is not a foreign entity. In those instances, the cumulative translation adjustment is released into net income only if the partial sale represents a complete or substantially complete liquidation of the foreign entity that contains the equity method investment. Additionally, the amendments in this Update clarify that the sale of an investment in a foreign entity includes both (1) events that result in the loss of a controlling financial interest in a foreign entity (that is, irrespective of any retained investment) and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. This guidance is effective prospectively for fiscal years and interim reporting periods within those years beginning after December 15, 2013. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04 – Liabilities (Topic 405) — Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date. The guidance in this update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

In January 2013, the FASB issued ASU No. 2013-01 – Balance Sheet (Topic 210) — Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted this guidance in the first quarter of fiscal year 2014. This guidance did not impact the Company’s presentation, financial position, or results of operations.

In July 2012, the FASB issued ASU No. 2012-02 – Intangibles — Goodwill and Other (Topic 350) – Testing Indefinite-Lived Intangible Assets for Impairment. Under the amendments in ASU No. 2012-02, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Subtopic 350-30. This guidance is effective for fiscal years beginning after September 15, 2012. The Company adopted this guidance in the first quarter of fiscal year 2014. This guidance did not impact the Company’s presentation, financial position, or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 – Balance Sheet (Topic 210) – Disclosures about Offsetting Assets and Liabilities. The amendments in ASU No. 2011-11 will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with Section 210-20-45 or Section 815-

10-45. Information about offsetting and related arrangements will enable users of an entity’s financial statements to understand the effect of those arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of ASU No. 2011-11. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company adopted this guidance in the first quarter of fiscal year 2014. This guidance did not impact the Company’s presentation, financial position, or results of operations.

3.	Earnings per ordinary share

Basic earnings per ordinary share is computed by dividing reported net income by the weighted average number of ordinary shares outstanding during each period.

	Three Months Ended
	September 27, 2013	September 28, 2012
Net income attributable to shareholders	$19,197	$16,019
Weighted average number of ordinary shares outstanding (thousands of shares)	34,674	34,485

Basic earnings per ordinary share	$0.55	$0.46

Diluted earnings per ordinary share is computed by dividing reported net income by the weighted average number of ordinary shares and dilutive ordinary equivalent shares outstanding during each period. Dilutive ordinary equivalent shares consist of share options and restricted shares. Diluted earnings per ordinary share is calculated as follows:

	Three Months Ended
	September 27, 2013	September 28, 2012
Net income used to determine diluted earnings per ordinary share	$19,197	$16,019
Weighted average number of ordinary shares outstanding (thousands of shares)	34,674	34,485
Adjustment for incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	464	185

Weighted average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	35,138	34,670

Diluted earnings per ordinary share	$0.55	$0.46
Outstanding share options excluded in the computation of diluted earnings per ordinary shares*	655,931	1,237,877

*	These share options were not included in the computation of diluted earnings per ordinary share for the three months ended September 27, 2013 and September 28, 2012, respectively, because the exercise price of the options was greater than the average market price of the underlying shares.

4.	Fair value

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

The following table sets forth the Company’s applicable assets measured at fair value on a recurring basis as of September 27, 2013:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Derivative assets	—	372	—	372

Total assets measured at fair value	$—	$372	$—	$372

The above derivative assets are classified in other current assets on the condensed consolidated balance sheet.

The following table sets forth the Company’s applicable liabilities measured at fair value on a recurring basis as of June 28, 2013:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Liabilities
Derivative liabilities	—	766	—	766

Total liabilities measured at fair value	$—	$766	$—	$766

The above derivative liabilities are classified in accrued expenses on the consolidated balance sheet.

5.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts for the three months ended September 27, 2013 and September 28, 2012 were as follows:

	Balance at Beginning of Period	(Credited to Income)	Balance at End of Period
Three months ended September 27, 2013	$109	$(53)	$56
Three months ended September 28, 2012	$203	$(49)	$154

6.	Inventory

	September 27, 2013	June 28, 2013
Raw materials	$26,199	$34,572
Work in progress	53,511	43,806
Finished goods	9,561	7,342
Goods in transit	7,374	5,359

	96,645	91,079
Less Inventory obsolescence	(2,117)	(2,117)

Inventory, net	$94,528	$88,962

7.	Intangibles

The following tables present details of the Company’s intangibles:

	September 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,458	$(3,322)	$136

Total intangibles	$3,458	$(3,322)	$136

	June 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,458	$(3,294)	$164

Total intangibles	$3,458	$(3,294)	$164

The Company recorded amortization expense relating to intangibles of $28 and $75 for the three months ended September 27, 2013 and September 28, 2012, respectively.

Based on the carrying amount of intangibles as of September 27, 2013, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year below is as follows:

2014	$65
2015	64
2016	5
2017	2

Total amortization	$136

8.	Borrowings

Bank borrowings and long-term debt was comprised of the following:

	September 27, 2013	June 28, 2013
Long-term loans from bank	$26,494	$28,911

Total borrowings	$26,494	$28,911

Long-term loans from bank consisted of:
Current portion	$9,668	$9,668
Non-current portion	16,826	19,243

As of September 27, 2013 and June 28, 2013, the Company had outstanding borrowings under long-term loan agreements with banks totaling $26,494 and $28,911, respectively, which consisted of:

Contract No.	Amount		Interest Rate Per Annum (%)	Conditions	Repayment Term
	September 27, 2013	June 28, 2013
1	$21,000	$22,500	LIBOR + 2.8% per annum	Repayable in quarterly installments within 6 years	June 2012 to March 2017
2	5,494	6,411	SIBOR + 1.5% per annum	Repayable in quarterly installments within 8 years	May 2009 to February 2015

Total	$26,494	$28,911

Certain of the long-term loans are secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral was $21,577 and $21,815 as of September 27, 2013 and June 28, 2013, respectively. The carrying amounts of borrowings approximate their fair value.

The long-term loans prescribe maximum ratios of debt to equity and minimum levels of debt service coverage ratios. As of September 27, 2013 and June 28, 2013, the Company was in compliance with its long-term loan agreements. In addition to financial ratios, certain of the Company’s packing credits and long-term loans include customary events of default.

The movements of long-term loans were as follows for the three months ended September 27, 2013 and September 28, 2012:

	Three Months Ended
	September 27, 2013	September 28, 2012
Opening net book amount	$28,911	$38,579
Repayment during the period	(2,417)	(2,417)

Closing net book amount	$26,494	$36,162

As of September 27, 2013, future maturities of long-term debt were as follows at the end of each fiscal year below:

2014	$7,251
2015	8,743
2016	6,000
2017	4,500

Total	$26,494

Credit facilities:

Undrawn available credit facilities as of September 27, 2013 and June 28, 2013 totaled:

	September 27, 2013	June 28, 2013
Bank borrowings:
Short-term loans	$5,443	$5,461

9.	Income taxes

As of September 27, 2013, the liability for uncertain tax positions including accrued interest and penalties increased to $1,871 (June 28, 2013: $1,835). The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.

The Company files income tax returns in the U.S. and foreign tax jurisdictions. The tax years from 2009 to 2013 remain open to examination by U.S. federal and state tax authorities, and foreign tax authorities. The Company’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of each entity in the Company, adjusted for discrete items arising in that quarter. If the Company’s estimated annual effective tax rate changes, the Company makes a cumulative adjustment in that quarter.

The effective tax rate for the Company for the three months ended September 27, 2013 and September 28, 2012 was 3.9% and 6.1% of net income, respectively. The decrease in effective tax rate for the three months ended September 27, 2013 was primarily due to the absence of additional reserves for uncertain tax positions for the three months ended September 27, 2013 as compared to $183 of additional reserves for uncertain tax positions for the three months ended September 28, 2012.

10.	Share-based compensation

Share-based compensation

In determining the grant date fair value of equity awards, the Company is required to make estimates of the fair value of Fabrinet’s ordinary shares, expected dividends to be issued, expected volatility of Fabrinet’s shares, expected forfeitures of the awards, risk free interest rates for the expected term of the awards, expected terms of the awards, and the vesting period of the respective awards. Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

The effect of recording share-based compensation expense for the three months ended September 27, 2013 and September 28, 2012 was as follows:

	Three Months Ended
	September 27, 2013	September 28, 2012
Share-based compensation expense by type of award:
Share options	$298	$643
Restricted share units	1,265	611

Total share-based compensation expense	1,563	1,254

Tax effect on share-based compensation expense	—	—

Net effect on share-based compensation expense	$1,563	$1,254

Share-based compensation expense was recorded in the condensed consolidated statements of operations as follows: cost of revenues of $307 and $345 for the three months ended September 27, 2013 and September 28, 2012, respectively; and SG&A expenses of $1,256 and $909 for the three months ended September 27, 2013 and September 28, 2012, respectively. The Company did not capitalize any share-based compensation expense as part of any asset costs during the three months ended September 27, 2013 and September 28, 2012.

Share-based award activity

Share options have been granted to directors and employees. As of September 27, 2013, there were 93,807 share options outstanding under the Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

On March 12, 2010, Fabrinet’s shareholders adopted the 2010 Performance Incentive Plan (the “2010 Plan”). On December 20, 2010 and December 20, 2012, Fabrinet’s shareholders adopted amendments to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan by 500,000 and 3,700,000 shares, respectively. A total of 5,700,000 ordinary shares are authorized for issuance under the 2010 Plan, plus any shares subject to share options under the 1999 Plan outstanding as of June 24, 2010, that expire, are canceled or terminate after such date. As of September 27, 2013, there were an aggregate of 1,149,286 share options outstanding, 853,784 restricted share units outstanding, and 3,478,859 ordinary shares available for future grant under the 2010 Plan.

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

The following summarizes share option activity under the 1999 Plan:

	Number of Shares Underlying Options			Weighted-Average Exercise Price Per Share
	Three Months Ended			Three Months Ended
	September 27, 2013		September 28, 2012	September 27, 2013	September 28, 2012
Shares underlying options outstanding at beginning of the period	104,078		189,540	$5.38	$5.18
Granted	—		—	—	—
Exercised	(8,871	)*	(25,408)	5.02	4.90
Forfeited	—		—	—	—
Expired	(1,400)		—	5.50	—

Shares underlying options outstanding at end of the period	93,807		164,132	$5.41	$5.23

Shares underlying options exercisable at end of the period	87,087		120,270	$5.38	$5.03

*	Included in the exercised number are 308 shares options exercised on September 26, 2013, but not settled as of September 27, 2013.

The following summarizes information for share options outstanding as of September 27, 2013 under the 1999 Plan:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	10,120	$3.50	0.26
	1,125	4.25	0.92
	1,101	4.75	1.17
	6,624	5.00	1.38
	2,280	5.25	1.61
	2,050	5.50	1.92
	69,907	5.75	3.12
	600	6.25	3.61

Options outstanding	93,807		2.58	$999

Options exercisable	87,087		2.53	$930

As of September 27, 2013, $1 of estimated share-based compensation expense related to share options under the 1999 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 0.27 years.

The following summarizes share option activity under the 2010 Plan:

	Number of Shares Underlying Options		Weighted-Average Exercise Price Per Share
	Three Months Ended		Three Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Shares underlying options outstanding at beginning of the period	1,173,233	1,280,750	$16.25	$16.32
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(1,902)	(5,983)	16.16	16.39
Expired	(22,045)	(36,890)	17.44	16.63

Shares underlying options outstanding at end of the period	1,149,286	1,237,877	$16.23	$16.31

Shares underlying options exercisable at end of the period	713,515	456,477	$16.40	$16.53

The following summarizes information for share options outstanding as of September 27, 2013 under the 2010 Plan:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	40,000	$13.77	3.90
	576,677	16.83	4.05
	30,000	15.05	4.10
	28,344	25.50	4.30
	7,400	26.16	4.35
	10,400	23.62	4.60
	168,824	15.16	4.89
	251,231	14.12	5.12
	27,560	19.36	5.37
	5,550	18.60	5.42
	3,300	12.83	5.62

Options outstanding	1,149,286		4.46	$772

Options exercisable	713,515		4.36	$395

As of September 27, 2013, $613 of estimated share-based compensation expense related to share options under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 1.69 years.

Restricted share units

Restricted share units are one type of share-based award that may be granted under the 2010 Plan. Restricted share units granted to non-employee directors generally cliff vest 100% on the first of January, following the next annual meeting of shareholders, approximately 1 year from the grant date, provided the director continues to serve through such date. Restricted share units granted to employees generally vest in 4 equal installments over 4 years on each anniversary of the vesting commencement date.

The following summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares Underlying Restricted Share Units		Weighted-Average Grant Date Fair Value Per Share
	Three Months Ended		Three Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Unvested balance at beginning of the period	545,668	168,275	$12.81	$14.44
Granted	407,698	239,881	14.76	12.53
Issued	(96,077)	—	12.26	—
Forfeited	(3,505)	—	14.04	—

Unvested balance at end of the period	853,784	408,156	$13.80	$13.32

As of September 27, 2013, $7,598 of estimated share-based compensation expense related to restricted share units under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 3.44 years.

For the three months ended September 27, 2013, the Company withheld an aggregate of 5,916 shares upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash of $90 to the appropriate taxing authorities, and presented it in a financing activity within the condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

11.	Shareholders’ equity

Share capital

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the three months ended September 27, 2013, Fabrinet issued 8,563 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $4.99 per share, and 90,161 ordinary shares upon the vesting of restricted share units, net of shares withheld.

For the three months ended September 28, 2012, Fabrinet issued 25,408 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $4.90 per share.

All such issued shares are fully paid.

12.	Commitments and contingencies

Bank guarantees

As of September 27, 2013 and June 28, 2013, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $335 and $336, respectively.

Operating lease commitments

The Company leases a portion of certain land and buildings for its facilities in China and New Jersey, under operating lease arrangements that expire in various calendar years through 2020. Rental expense under these operating leases amounted to $209 and $194 for the three months ended September 27, 2013 and September 28, 2012, respectively.

As of September 27, 2013, the future minimum lease payments due under non-cancelable leases were as follows at the end of each fiscal year below:

2014	629
2015	838
2016	792
2017	777
2018	777
Thereafter	683

Total minimum operating lease payments	$4,496

Purchase obligations

Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, their terms generally give the Company the option to cancel, reschedule and/or adjust its requirements based on its business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.

As of September 27, 2013, there were no outstanding capital expenditure commitments.

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

In accordance with Fabrinet’s form of indemnification agreement for its directors and officers, Fabrinet has agreed to indemnify its directors and officers against certain liabilities and expenses incurred by such persons in connection with claims by reason of their being such a director or officer. Fabrinet maintains a director and officer liability insurance policy that may enable it to recover a portion of any future amounts paid under the indemnification agreements.

13.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of September 27, 2013, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following tables present total revenues by geographic regions:

	Three Months Ended
	September 27, 2013	September 28, 2012
North America	$78,797	$71,090
Asia-Pacific	57,996	55,345
Europe	34,758	32,190

	$171,551	$158,625

Total revenues are attributed to a particular geographic area based on the bill-to location of the customer. As of September 27, 2013, the Company had approximately $354 of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

14.	Income related to flooding

The Company suspended production at all of its manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 because of severe flooding in Thailand. The Company never resumed, and has permanently ceased, production at its Chokchai facility. For the three months ended September 27, 2013 and September 28, 2012, the Company recognized income related to flooding of $6,597 and $4,820, respectively, which consisted of insurance proceeds. Although the Company has submitted all five of its claims for losses, four of which have been settled, the Company expects that it will take some additional time to reach final settlement with its insurers of the remaining equipment claim. Despite the Company’s diligent efforts to file and settle its claims, there are many reasons one claim is still pending more than 21 months after the flooding, including the extent of the losses filed in Thailand and the complicated nature of the Company’s pending claim, which includes owned and consigned property. The Company will continue to aggressively pursue its pending claim to achieve a timely resolution.

In the three months ended September 27, 2013, the Company received from its insurers an interim payment of $6,597 against the Company’s claim for owned and customer-owned inventory losses. In the three months ended September 28, 2012, the Company received from its insurers a full and final payment of $79 against the Company’s claim for damage to its building at Pinehurst and an interim payment of $4,741 against the Company’s claim for business interruption losses. The Company will continue to recognize insurance recoveries if and when they become realizable and probable.

A number of exclusions and limitations in the Company’s policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount the Company ultimately recovers for its losses from its insurers. In addition, the Company’s insurers could reject the valuation methodologies the Company has used to estimate certain of its losses, in whole or in part, and apply different valuation methodologies, which could also reduce the Company’s aggregate recovery amount for the remaining equipment claim. The Company believes that it will ultimately recover a majority of its losses.

During the three months ended September 27, 2013, the Company fulfilled its obligations to a customer in accordance with the settlement agreement entered into during the third quarter of fiscal 2013 by making a final cash payment to such customer of $3,750 and by transferring equipment, with an aggregate value of $2,290, to such customer. Accordingly, the Company’s liability to such customer for any and all flood-related losses has been satisfied in full. Also, during the three months ended September 27, 2013, the Company fulfilled its obligations to a customer’s insurers in accordance with the settlement agreement entered into during the fourth quarter of fiscal 2013 by making a final payment of $2,167. Accordingly, the Company’s liability to such insurer for damages to customer-owned inventory, which occurred during the flooding, has been satisfied in full. The Company also entered into other flood-related settlements of $47 during the three months ended September 27, 2013.

During the three months ended September 28, 2012, the Company entered into a settlement agreement with one of its customers regarding the Company’s liability for the customer’s losses as a result of the flooding and made an initial payment to such customer of $4,000.

15.	Subsequent events

In the first week of October 2013, the Company authorized a customer to return a number of units of its product manufactured at our Pinehurst facility due to functional failure. After investigation, the Company found that the affected products were produced during the first quarter of fiscal 2014. While this may cause the Company to incur certain costs and expenses, the Company is still working with the customer to determine the extent and impact of the product failures. Accordingly, at the issuance date of these unaudited condensed financial statements, the Company cannot accurately estimate the costs and expenses that it may incur as a result of the product failures.

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

•

our expectation that the portion of our future revenues attributable to customers in regions outside of North America will remain flat as compared to the portion of our revenues that came from customers in regions outside of North America during the first quarter of fiscal 2014;

•

our expectation that we will incur significant incremental costs of revenue as a result of our continued diversification into the industrial lasers and sensors markets and other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal 2014 SG&A expenses will increase on an absolute dollar basis and remain flat as a percentage of revenue compared to fiscal 2013;

•

our expectation that, other than incremental costs associated with growing our business generally, we will not incur material incremental SG&A expenses as a result of our continued diversification into the industrial lasers and sensors markets and other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities;

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

•

the impact that the October and November 2011 flooding in Thailand may continue to have on our business, results of operations and liquidity, including our ability to recover amounts from our insurance carriers; and

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

Although we have submitted all five of our claims for losses, four of which have been settled, we expect that it will take some additional time to reach final settlement with our insurers of the remaining equipment claim. Despite our diligent efforts to file and settle our claims, there are many reasons one claim is still pending more than 21 months after the flooding, including the extent of the losses filed in Thailand and the complicated nature of the pending claim, which includes owned and consigned property. We will continue to aggressively pursue our pending claim to achieve a timely resolution.

In the three months ended September 27, 2013, we received from our insurers an interim payment of $6.6 million against our claim for owned and customer-owned inventory losses. In the three months ended September 28, 2012, we received from our insurers a full and final payment of $0.1 million against our claim for damage to our building at Pinehurst and an interim payment of $4.7 million against our claim for business interruption losses. We will continue to recognize insurance recoveries if and when they become realizable and probable.

A number of exclusions and limitations in our policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount that we ultimately recover for our losses from our insurers. In addition, our insurers could reject the valuation methodologies we have used to estimate certain of our losses, in whole or in part, and apply different valuation methodologies, which could also reduce our aggregate recovery amount for the remaining equipment claim. We believe that we will ultimately recover a majority of our losses.

During the three months ended September 27, 2013, we fulfilled our obligations to a customer in accordance with the settlement agreement entered into during the third quarter of fiscal 2013 by making a final cash payment to such customer of $3.8 million and by transferring equipment, with an aggregate value of $2.3 million, to such customer. Accordingly, our liability to such customer for any and all flood-related losses has been satisfied in full. Also, during the three months ended September 27, 2013, we fulfilled our obligations to a customer’s insurers in accordance with the settlement agreement entered into during the fourth quarter of fiscal 2013 by making a final payment of $2.2 million. Accordingly, our liability to such insurer for damages to customer-owned inventory, which occurred during the flooding, has been satisfied in full. We also entered into other flood-related settlements of $0.05 million during the three months ended September 27, 2013.

During the three months ended September 28, 2012, we entered into a settlement agreement with one of our customers regarding our liability for the customer’s losses as a result of the flooding and made an initial payment to such customer of $4.0 million.

Revenues

Our total revenues increased by $12.9 million, or 8.1%, to $171.6 million for the three months ended September 27, 2013, as compared to $158.6 million for the three months ended September 28, 2012. This increase was primarily due to an increase in customer demand for our optical communications manufacturing services during the three months ended September 27, 2013.

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

The percentage of our revenues generated from the bill-to location outside of North America decreased from 55.2% in the three months ended September 28, 2012 to 54.1% in the three months ended September 27, 2013, primarily as a result of a decrease in sales volume attributable to our customers in regions outside of North America. We expect that the portion of our future revenues attributable to customers in regions outside North America will remain flat as compared to the first quarter of fiscal 2014.

The following table presents percentages of total revenues by geographic regions:

	Three Months Ended
	September 27, 2013	September 28, 2012
North America	45.9%	44.8%
Asia-Pacific	33.8	34.9
Europe	20.3	20.3

	100.0%	100.0%

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

During the three months ended September 27, 2013, discretionary merit-based bonus awards were available to our non-executive employees. Charges included in cost of revenues for bonus distributions to non-executive employees were $0.6 million and $0.5 million for the three months ended September 27, 2013 and September 28, 2012, respectively.

Share-based compensation expense included in cost of revenues was $0.3 million and $0.3 million for the three months ended September 27, 2013 and September 28, 2012, respectively.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses, or SG&A expenses, primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense, and other general expenses not related to cost of revenues. In fiscal 2014, we expect our SG&A expenses will increase on an absolute dollar basis and remain flat as a percentage of revenue compared to fiscal 2013.

The compensation committee of our board of directors approved a fiscal 2014 executive incentive plan with quantitative objectives, based on achieving certain revenue and gross margin percentage targets for our fiscal year ending June 27, 2014, as well as qualitative objectives, based on achieving individual performance goals. Bonuses under our fiscal 2014 executive incentive plan are payable after the end of fiscal 2014. In fiscal 2013, the compensation committee approved a fiscal 2013 executive incentive plan with quantitative objectives, based on achieving certain revenue and earnings per share targets for our fiscal year ended June 28, 2013. No bonuses were earned under our fiscal 2013 executive incentive plan. However, the compensation committee awarded discretionary bonuses to our executive employees in the three months ended September 27, 2013.

Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $0.8 million and $0.5 million for the three months ended September 27, 2013 and September 28, 2012, respectively.

Share-based compensation expense included in SG&A expenses was $1.3 million and $0.9 million for the three months ended September 27, 2013 and September 28, 2012, respectively.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of March 30, 2012, we had drawn down the entire $30.0 million available under the term loan facility. Borrowings and interest under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of September 27, 2013, we had outstanding borrowings under the term loan facility of $21.0 million. Under the terms of the cross currency swap arrangement, amounts drawn in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum.

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

As of September 27, 2013 and June 28, 2013, we had outstanding foreign currency assets and liabilities in Thai baht and RMB as follows:

	September 27, 2013			June 28, 2013
	Currency	$	%	Currency	$	%
	(in thousands, except percentages)
Assets
Thai baht	949,868	30,415	64.5	567,561	18,232	51.6
RMB	103,155	16,774	35.5	105,680	17,104	48.4

		47,189	100.0		35,336	100.0

Liabilities
Thai baht	673,375	21,562	84.9	585,364	18,804	88.4
RMB	23,548	3,829	15.1	15,308	2,478	11.6

		25,391	100.0		21,282	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of September 27, 2013, there were $14.0 million in selling forward contracts and $14.0 million in put option contracts outstanding on the Thai baht payables and as of June 28, 2013, there were $23.0 million in selling forward contracts and $5.0 million in put option contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of September 27, 2013 and June 28, 2013, we did not have any selling RMB to U.S. dollar forward contracts.

As of September 27, 2013 and June 28, 2013, unrealized gain from the fair market value of derivatives amounted to $0.4 million and $0.8 million, respectively.

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

Our subsidiary in China has been granted a tax privilege to reduce its corporate income tax rate from 25% to 15%. This privilege is retroactive to January 1, 2011 and valid until December 31, 2013, subject to renewal at the end of each three-year period. Presently, we are preparing an application to renew this tax privilege and plan to submit it upon expiration of the existing tax privilege.

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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2013. There were no material changes to our critical accounting policies during the three months ended September 27, 2013.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	Three Months Ended
	September 27, 2013	September 28, 2012
	(in thousands)
Revenues	$171,551	$158,625
Cost of revenues	(152,906)	(140,903)

Gross profit	18,645	17,722
Selling, general and administrative expenses	(6,694)	(5,859)
Income related to flooding	6,597	4,820

Operating income	18,548	16,683
Interest income	364	188
Interest expense	(206)	(286)
Foreign exchange gain, net	1,088	277
Other income	184	190

Income before income taxes	19,978	17,052
Income tax expense	(781)	(1,033)

Net income	$19,197	$16,019

The following table sets forth a summary of our unaudited condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended
	September 27, 2013	September 28, 2012
Revenues	100.0%	100.0%
Cost of revenues	(89.1)	(88.8)

Gross profit	10.9	11.2
Selling, general and administrative expenses	(3.9)	(3.7)
Income related to flooding	3.8	3.0

Operating income	10.8	10.5
Interest income	0.2	0.1
Interest expense	(0.1)	(0.2)
Foreign exchange gain, net	0.6	0.2
Other income	0.1	0.1

Income before income taxes	11.6	10.7
Income tax expense	(0.5)	(0.6)

Net income	11.2%	10.1%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended
	September 27, 2013	September 28, 2012
	(in thousands)
Optical communications	$124,528	$109,589
Lasers, sensors and other	47,023	49,036

Total	$171,551	$158,625

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three Months Ended September 27, 2013 to Three Months Ended September 28, 2012

Total revenues. Our total revenues increased by $12.9 million, or 8.1%, to $171.6 million for the three months ended September 27, 2013, as compared to $158.6 million for the three months ended September 28, 2012. This increase was primarily due to an increase in customer demand for our optical communications manufacturing services during the three months ended September 27, 2013. Revenues from optical communications products represented 72.6% of our total revenues for the three months ended September 27, 2013, as compared to 69.1% for the three months ended September 28, 2012.

Cost of revenues. Our cost of revenues increased by $12.0 million, or 8.5%, to $152.9 million, or 89.1% of total revenues, for the three months ended September 27, 2013, as compared to $140.9 million, or 88.8% of total revenues, for the three months ended September 28, 2012. This increase was primarily due to an increase in revenues during the three months ended September 27, 2013. Cost of revenues also included share-based compensation expense of $0.3 million for the three months ended September 27, 2013, as compared to $0.3 million for the three months ended September 28, 2012.

Gross profit. Our gross profit increased by $0.9 million, or 5.2%, to $18.6 million, or 10.9% of total revenues, for the three months ended September 27, 2013, as compared to $17.7 million, or 11.2% of total revenues, for the three months ended September 28, 2012. The increase in absolute dollars was primarily related to an increase in revenues during the three months ended September 27, 2013.

SG&A expenses. Our SG&A expenses increased by $0.8 million, or 14.3%, to $6.7 million, or 3.9% of total revenues, for the three months ended September 27, 2013, as compared to $5.9 million, or 3.7% of total revenues, for the three months ended September 28, 2012. Our SG&A expenses increased in absolute dollars and as a percentage of revenues due primarily to a $0.2 million increase in accrued executive bonuses for the three months ended September 27, 2013, as compared to the three months ended September 28, 2012, the recognition of expenses in connection with our effort to grow our business of $0.1 million for the three months ended September 27, 2013, and a $0.1 million increase in business development and research and development spending for the three months ended September 27, 2013, as compared to the three months ended September 28, 2012. We also recorded share-based compensation charges of $1.3 million for the three months ended September 27, 2013, as compared to $0.9 million for the three months ended September 28, 2012.

Income related to flooding. In the three months ended September 28, 2013, we recognized $6.6 million of income related to flooding which consisted of an interim payment from our insurers against our claim for owned and customer-owned inventory losses. In the three months ended September 28, 2012, we recognized $4.8 million of income related to flooding, which consisted of a payment of $0.1 million from our insurers in full and final settlement of our claim for damage to our buildings at Pinehurst and an interim payment of $4.7 million from our insurers against our claim for business interruption losses.

Operating income. Our operating income increased by $1.9 million to $18.5 million, or 10.8% of total revenues, for the three months ended September 27, 2013, as compared to $16.7 million, or 10.5% of total revenues, for the three months ended September 28, 2012.

Interest income. Our interest income increased by $0.2 million to $0.4 million for the three months ended September 27, 2013, as compared to $0.2 million for the three months ended September 28, 2012. This increase was due to increase in cash and cash equivalent balances and an increase in interest rates.

Interest expense. Our interest expense decreased by $0.1 million to $0.2 million for the three months ended September 27, 2013, as compared to $0.3 million for the three months ended September 28, 2012. This decrease was due to repayment of long-term loan balances during the period.

Income before income taxes. We recorded income before income taxes of $20.0 million for the three months ended September 27, 2013, as compared to income before income taxes of $17.1 million for the three months ended September 28, 2012.

Income tax expense. Our provision for income tax reflects an effective tax rate of 3.9% for the three months ended September 27, 2013, as compared to an effective tax rate of 6.1% for the three months ended September 28, 2012. The decrease in effective tax rate for the three months ended September 27, 2013 was primarily due to the absence of additional reserves for uncertain tax positions for the three months ended September 27, 2013, as compared to $183 of additional reserves for uncertain tax positions for the three months ended September 28, 2012.

Net income. We recorded net income of $19.2 million, or 11.2% of total revenues, for the three months ended September 27, 2013, as compared to $16.0 million, or 10.1% of total revenues, for the three months ended September 28, 2012.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have primarily financed our operations through cash flow from operations. As of September 27, 2013, we had approximately $163.9 million in cash and cash equivalents and approximately $26.5 million of outstanding debt. As of September 28, 2012, we had approximately $115.4 million in cash and cash equivalents and approximately $36.2 million of outstanding debt.

Our cash and cash equivalents primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less which are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents was 1.0% and 0.8%, respectively, for the three months ended September 27, 2013 and September 28, 2012, respectively.

Although our insurance premiums are reduced in fiscal 2014, we continue to pay significantly more for our property and casualty insurance for our operations in Thailand as compared to premiums paid in periods prior to the flooding.

As of September 27, 2013, we and our insurers had settled four of our five claims for flood-related losses. For the three months ended September 27, 2013, we recognized $6.6 million of income related to flooding, which consisted of an interim payment of $6.6 million from our insurers against our claim for owned and customer-owned inventory losses. For the three months ended September 28, 2012, we recognized $4.8 million of income related to flooding, which consisted of a full and final payment of $0.1 million from our insurers against our claim for damage to our building at Pinehurst and an interim payment of $4.7 million against our claim for business interruption losses. We will continue to recognize insurance recoveries if and when they become realizable and probable.

A number of exclusions and limitations in our policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount that we ultimately recover for our losses from our insurers. In addition, our insurers could reject the valuation methodologies we have used to estimate certain of our losses, in whole or in part, and apply different valuation methodologies, which could also reduce our aggregate recovery amount for the remaining equipment claim. We believe that we will ultimately recover a majority of our losses.

During the three months ended September 27, 2013, we fulfilled our obligations to a customer in accordance with the settlement agreement entered into during the third quarter of fiscal 2013 by making a final cash payment to such customer of $3.8 million and by transferring equipment, with an aggregate value of $2.3 million, to such customer. Accordingly, our liability to such customer for any and all flood-related losses has been satisfied in full. Also, during the three months ended September 27, 2013, we fulfilled our obligations to a customer’s insurers in accordance with the settlement agreement entered into during the fourth quarter of fiscal 2013 by making a final payment of $2.2 million. Accordingly, our liability to such insurer for damages to customer-owned inventory, which occurred during the flooding, has been satisfied in full. We also entered into other flood-related settlements of $0.05 million during the three months ended September 27, 2013.

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

We believe that our current manufacturing capacity is sufficient to meet anticipated production requirements for at least the next 12 months. We maintain a long-term credit facility associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 42 months. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay this obligation.

The following table shows our net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods indicated:

	Three Months Ended
	September 27, 2013	September 28, 2012
	(in thousands)
Net cash provided by operating activities	$18,137	$5,949
Net cash used in investing activities	(1,253)	(4,047)
Net cash used in financing activities	(2,464)	(2,293)
Net increase (decrease) in cash and cash equivalents	14,420	(391)
Cash and cash equivalents, beginning of period	149,716	115,507
Cash and cash equivalents, end of period	163,860	115,394

Operating Activities

Net cash provided by operating activities increased by $12.2 million, or 204.6%, to $18.1 million for the three months ended September 27, 2013, as compared to net cash provided by operating activities of $5.9 million for the three months ended September 28, 2012. This increase was primarily due to an increase in net income from operations and improvement in cash collections from customers and a decrease in cash payments to vendors.

Investing Activities

Net cash used in investing activities decreased by $2.8 million, or 69.0%, to $1.3 million for the three months ended September 27, 2013, as compared to $4.0 million for the three months ended September 28, 2012. This decrease in net cash used in investing activities was primarily due to a decrease in new equipment purchases and a decrease in construction-related payables on Pinehurst Building 6 for the three months ended September 27, 2013, as compared to the three months ended September 28, 2012.

Financing Activities

Net cash used in financing activities increased by $0.2 million, or 7.5%, to $2.5 million for the three months ended September 27, 2013, as compared to $2.3 million for the three months ended September 28, 2012. This increase in net cash used in financing activities was primarily due to a decrease in proceeds from employee share option exercises and an increase in payments of withholding taxes related to net share settlement of restricted share units.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents totaling $163.9 million and $149.7 million as of September 27, 2013 and June 28, 2013, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three months ended September 27, 2013 and September 28, 2012, our interest income would have decreased by approximately $0.04 million and $0.03 million, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate, or SIBOR, and the London Inter-Bank Offered Rate, or LIBOR, plus an additional margin, depending on the lending institution. If the SIBOR and the LIBOR had increased by 100 basis points during the three months ended September 27, 2013 and September 28, 2012, our interest expense would have increased by approximately $0.1 million and $0.1 million, respectively, assuming consistent borrowing levels.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of March 30, 2012, we had drawn down the entire $30.0 million available under the term loan facility. Borrowings and interest under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of September 27, 2013, we had outstanding borrowings under the term loan facility of $21.0 million. Under the terms of the cross currency interest rate swap arrangement, all amounts drawn down in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum.

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to six months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign currency gain of $1.1 million and $0.3 million during the three months ended September 27, 2013 and September 28, 2012, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB as of September 27, 2013 and June 28, 2013 would have resulted in an increase in our net dollar position of approximately $2.4 million and $1.8 million, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of September 27, 2013, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. There are currently no material claims or actions pending or threatened against us.

ITEM 1A. RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risks, as well as the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes, before investing in our ordinary shares. The risks and uncertainties described below are not the only ones that we may face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us or our ordinary shares. If any of the following risks actually occur, they may harm our business, financial condition and operating results. In this event, the market price of our ordinary shares could decline and you could lose some or all of your investment.

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

Insurance. Prior to January 1, 2012, we maintained insurance coverage that provided for reimbursement of losses resulting from flood damage. Under the terms of our policies that were in effect during the flooding, our property and casualty insurance covered loss or damage to our property and third-party property over which we have custody and control (the latter of which we refer to as consigned property), as well as losses associated with business interruption and building damage, subject to a number of exclusions and limitations (such as coinsurance, facilities location sub-limits and policy covenants). We have completed our assessment of losses and recorded known losses in our consolidated statements of operations. As of September 27, 2013, we had submitted all five of our claims for flood-related losses to our insurers and finally settled four of such claims. In the three months ended September 27, 2013, we received from our insurers an interim payment of $6.6 million against our claim for owned and customer-owned inventory losses.

A number of exclusions and limitations in our policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount that we will ultimately collect for our losses. In addition, our insurers could reject the valuation methodologies we have used to estimate certain of our losses, in whole or in part, and apply different valuation methodologies, which could also reduce our aggregate recovery amount for our remaining claim. We believe that we will ultimately recover a majority of our losses. There has been a substantial delay between when we have paid for flood-related expenses and when we have received proceeds from our insurers as reimbursement for these expenses. The insurance claims process has required a significant amount of time from management, and we expect this to continue until our remaining claim has been resolved.

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

We have depended, and will continue to depend, upon a relatively small number of customers for a significant percentage of our total revenues. During the three months ended September 27, 2013 and September 28, 2012, we had two customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 50% and 48% of our total revenues, respectively, during the periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price.

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

Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. In July 2012, Oclaro, Inc. and Opnext, Inc., both of which were our customers at the time, merged. In September 2013, Oclaro, Inc. announced that it had signed a definitive agreement to sell its Gallium Arsenide laser diode business to II-IV Incorporated, and in October 2013, Oclaro, Inc. announced that it had signed a definitive agreement to sell its fiber amplifier and micro-optics business to II-IV Incorporated. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers acquired the capacity to manufacture products in-house.

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

Also, we have significant exposure to changes in the exchange rate between the RMB and the U.S. dollar. The expenses of our PRC subsidiary are denominated in RMB. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of September 27, 2013, the U.S. dollar had depreciated approximately 4.3% against the RMB since September 30, 2011. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill to location of customers outside of North America accounted for 54.1% and 55.2% of our total revenues for the three months ended September 27, 2013 and September 28, 2012, respectively. We expect that the portion of our future revenues attributable to customers in regions outside of North America will remain flat as compared to the portion of our revenues that came from customers in regions outside of North America during the first quarter of fiscal 2014. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

We most recently expanded our manufacturing capacity at our Thailand facilities in April 2012 with the completion of Pinehurst Building 6. However, we also determined, during fiscal 2012, that we would not resume manufacturing operations at our Chokchai campus, which we leased. We may continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

We manufacture products to our customers’ specifications, and our manufacturing processes and facilities must comply with applicable statutory and regulatory requirements. In addition, our customers’ products and the manufacturing processes that we use to produce them are often complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or fail to be in compliance with applicable statutory or regulatory requirements. Additionally, not all defects are immediately detectible. The testing procedures of our customers are generally limited to the evaluation of the products that we manufacture under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems that are unforeseeable at the time of testing or that are detected only when products are fully deployed and operated under peak stress conditions), these products may fail to perform as expected after their initial acceptance by a customer. For example, in October 2013, the Company authorized a customer to return a number of units of its product manufactured at our Pinehurst facility due to functional failure. After investigation, we found that the affected products were produced during the first quarter of fiscal 2014. While this may cause us to incur certain costs and expenses, we are still working with the customer to determine the extent and impact of the product failure.

We generally provide a warranty of between one to two years on the products that we manufacture for our customers. This warranty typically guarantees that products will conform to our customers’ specifications and be free from defects in workmanship. Defects in the products we manufacture, whether caused by a design, engineering, manufacturing or component failure or by deficiencies in our manufacturing processes and whether during or after the warranty period, could result in product or component failures, which may damage our business reputation, whether or not we are indemnified and held harmless for such failures. We could also incur significant costs to repair or replace defective products under warranty, particularly when such failures occur in installed systems. In some instances, we may also be required to incur costs to repair or replace defective products outside of the warranty period in the event that a recurring defect is discovered in a certain percentage of a customer’s products delivered over an agreed upon period of time. We have experienced product or component failures in the past and remain exposed to such failures, as the products that we manufacture are widely deployed throughout the world in multiple environments and applications. Further, due to the difficulty in determining whether a given defect resulted from our customer’s design of the product or our manufacturing process, we may be exposed to product liability or product warranty claims arising from defects that are not our fault. In addition, if the number or type of defects exceeds certain percentage limitations contained in our contractual arrangements, we may be required to conduct extensive failure analysis, re-qualify for production or cease production of the specified products.

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

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC and the U.S., any of which jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5 and from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on, among other things, the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations. In addition, we benefit from recent reductions in corporate tax rates in Thailand for fiscal years 2013 to 2015. Effective October 21, 2011, our subsidiary in China was granted a tax privilege to reduce its corporate income tax rate from 25% to 15%. This privilege is retroactive to January 1, 2011 and valid until December 31, 2013, subject to renewal at the end of each three-year period. Presently, we are preparing an application to renew this tax privilege and plan to submit it upon expiration of the existing tax privilege.

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

As of September 27, 2013, our existing shareholders Asia Pacific Growth Fund III, L.P. (and its affiliates) and Mr. Mitchell our chief executive officer and chairman of the board of directors (including his children), owned approximately 18.1% and 5.7%, respectively, of our outstanding ordinary shares. Accordingly, they will have significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. The interests of these shareholders may differ from the interests of our other shareholders.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2013.

FABRINET

By:	/S/ TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.1+	Description of Fiscal 2014 Executive Incentive Plan	Item 5.02 of Form 8-K	N/A	August 12, 2013	001-34775

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

+	Indicates management contract or compensatory plan.