Form 10-Q
period 2013-12-27
Fabrinet
filed 2014-02-04
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 27, 2013

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

As of January 24, 2014, the registrant had 35,067,669 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED DECEMBER 27, 2013

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)

	December 27, 2013	June 28, 2013
Assets
Current assets
Cash and cash equivalents	$180,058	$149,716
Trade accounts receivable, net	121,772	118,475
Inventory, net	96,705	88,962
Deferred tax assets	2,014	1,937
Prepaid expenses	902	1,931
Other current assets	2,494	3,505

Total current assets	403,945	364,526

Non-current assets
Property, plant and equipment, net	97,316	97,206
Intangibles, net	113	164
Deferred tax assets	2,937	2,905
Deposits and other non-current assets	95	107

Total non-current assets	100,461	100,382

Total assets	$504,406	$464,908

Liabilities and Shareholders’ Equity
Current liabilities
Long-term loans from bank, current portion	$9,668	$9,668
Trade accounts payable	88,025	77,139
Income tax payable	580	1,825
Deferred tax liability	2,778	2,481
Accrued payroll, bonus and related expenses	7,484	6,220
Accrued expenses	3,552	3,121
Other payables	5,800	5,163
Liabilities to third parties due to flood losses	1,538	9,812

Total current liabilities	119,425	115,429

Non-current liabilities
Long-term loans from bank, non-current portion	14,409	19,243
Severance liabilities	4,532	4,382
Other non-current liabilities	557	536

Total non-current liabilities	19,498	24,161

Total liabilities	138,923	139,590

Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of December 27, 2013 and June 28, 2013)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 35,034,181 shares and 34,634,967 shares issued and outstanding as of December 27, 2013 and June 28, 2013, respectively)	350	346
Additional paid-in capital	77,526	71,101
Retained earnings	287,607	253,871

Total shareholders’ equity	365,483	325,318

Total Liabilities and Shareholders’ Equity	$504,406	$464,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share data)

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Revenues	$178,562	$167,426	$350,113	$326,051
Cost of revenues	(158,032)	(149,056)	(310,938)	(289,959)

Gross profit	20,530	18,370	39,175	36,092
Selling, general and administrative expenses	(6,913)	(5,787)	(13,607)	(11,646)
Income related to flooding	—	4,825	6,597	9,645

Operating income	13,617	17,408	32,165	34,091
Interest income	338	271	702	459
Interest expense	(188)	(263)	(394)	(549)
Foreign exchange (loss) gain, net	(788)	(170)	300	107
Other income	187	183	371	373

Income before income taxes	13,166	17,429	33,144	34,481
Income tax benefit (expense)	1,373	(747)	592	(1,780)

Net income	$14,539	$16,682	$33,736	$32,701

Earnings per share
Basic	$0.42	$0.48	$0.97	$0.95
Diluted	0.41	0.48	0.95	0.94
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	34,882	34,517	34,778	34,501
Diluted	35,583	34,804	35,361	34,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

	Six Months Ended
	December 27, 2013	December 28, 2012
Cash flows from operating activities
Net income for the period	$33,736	$32,701
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,030	5,002
Amortization of intangibles	51	142
Gain on disposal of property, plant and equipment	(1)	(1)
Income related to flooding	(6,597)	(9,645)
Proceeds from insurers for business interruption losses related to flooding	—	4,741
Proceeds from insurers for inventory losses related to flooding	6,597	—
Reversal of allowance for doubtful accounts	(53)	(36)
Unrealized loss (gain) on exchange rate and fair value of derivative	681	(722)
Share-based compensation	3,060	2,632
Deferred income tax	188	1,443
Other non-cash expenses	232	703
Reversal of uncertain tax positions	(1,538)	(588)
Inventory obsolescence (reversal of)	104	(376)
Changes in operating assets and liabilities
Trade accounts receivable	(3,244)	(3,069)
Inventory	(7,856)	3,918
Other current assets and non-current assets	171	1,342
Trade accounts payable	10,886	(12,256)
Income tax payable	232	371
Other current liabilities and non-current liabilities	1,099	(1,573)
Liabilities to third parties due to flood losses	(5,974)	(6,797)

Net cash provided by operating activities	36,804	17,932

Cash flows from investing activities
Purchase of property, plant and equipment	(4,198)	(6,085)
Purchase of intangibles	—	(1)
Proceeds from disposal of property, plant and equipment	1	2
Proceeds from insurers in settlement of claims related to flood damage	—	4,904

Net cash used in investing activities	(4,197)	(1,180)

Cash flows from financing activities
Repayment of long-term loans from bank	(4,834)	(4,834)
Proceeds from issuance of ordinary shares under employee share option plans	3,531	167
Withholding tax related to net share settlement of restricted share units	(162)	(10)

Net cash used in financing activities	(1,465)	(4,677)

Net increase in cash and cash equivalents	31,142	12,075

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	149,716	115,507
Increase in cash and cash equivalents	31,142	12,075
Effect of exchange rate on cash and cash equivalents	(800)	516

Cash and cash equivalents at end of period	$180,058	$128,098

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars unless otherwise noted)

1.	Business and organization

General

Fabrinet (“Fabrinet” or the “Parent Company”) was incorporated on August 12, 1999, and commenced operations on January 1, 2000. The Parent Company is an exempted company incorporated in the Cayman Islands, British West Indies. “We”, “us”, “our” and the “Company” refer to Fabrinet and its subsidiaries as a group.

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

•

Fabrinet AB, incorporated in Sweden on September 29, 2010. This subsidiary is in the liquidation process. The Company does not expect that the liquidation will have an effect on its consolidated financial statements.

Asia Pacific Growth Fund III, L.P. and its affiliates held 17.7% and 17.8% of Fabrinet’s share capital (fully diluted) as of December 27, 2013 and June 28, 2013, respectively. The Company has no commercial transactions with Asia Pacific Growth Fund III, L.P. and its affiliates.

2.	Accounting policies

Basis of presentation

The condensed consolidated financial statements of Fabrinet included herein have been prepared on a basis consistent with the June 28, 2013 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These condensed consolidated financial statements should be read in conjunction with the June 28, 2013 audited consolidated financial statements and notes thereto. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). Fabrinet’s results of operations for the three and six months ended December 27, 2013 and December 28, 2012 are not necessarily indicative of future operating results.

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

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended December 27, 2013 and December 28, 2012 each consisted of 13 weeks. The six months ended December 27, 2013 and December 28, 2012 each consisted of 26 weeks. Fiscal year 2014 will be comprised of 52 weeks and will end on June 27, 2014.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

As of December 27, 2013, the Company’s cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. The Company had two customers that each contributed to 10% or more of its total accounts receivable as of December 27, 2013 and June 28, 2013, respectively.

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

	Three Months Ended
	December 27, 2013	December 28, 2012
Net income attributable to shareholders	$14,539	$16,682
Weighted average number of ordinary shares outstanding (thousands of shares)	34,882	34,517

Basic earnings per ordinary share	$0.42	$0.48

	Six Months Ended
	December 27, 2013	December 28, 2012
Net income attributable to shareholders	$33,736	$32,701
Weighted average number of ordinary shares outstanding (thousands of shares)	34,778	34,501

Basic earnings per ordinary share	$0.97	$0.95

Diluted earnings per ordinary share is computed by dividing reported net income by the weighted average number of ordinary shares and dilutive ordinary equivalent shares outstanding during each period. Dilutive ordinary equivalent shares consist of share options and restricted shares. Diluted earnings per ordinary share is calculated as follows:

	Three Months Ended
	December 27, 2013	December 28, 2012
Net income used to determine diluted earnings per ordinary share	$14,539	$16,682
Weighted average number of ordinary shares outstanding (thousands of shares)	34,882	34,517
Adjustment for incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	701	287

Weighted average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	35,583	34,804

Diluted earnings per ordinary share	$0.41	$0.48

	Six Months Ended
	December 27, 2013	December 28, 2012
Net income used to determine diluted earnings per ordinary share	$33,736	$32,701
Weighted average number of ordinary shares outstanding (thousands of shares)	34,778	34,501
Adjustment for incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	583	236

Weighted average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	35,361	34,737

Diluted earnings per ordinary share	$0.95	$0.94
Outstanding share options excluded in the computation of diluted earnings per ordinary share*	45,703	1,217,684

*	These share options were not included in the computation of diluted earnings per ordinary share for the three and six months ended December 27, 2013 and December 28, 2012, respectively, because the exercise price of the options was greater than the average market price of the underlying shares.

4.	Fair value

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

The following table sets forth the Company’s applicable assets and liabilities measured at fair value on a recurring basis as of December 27, 2013:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Derivative assets	—	110	—	110
Derivative liabilities	—	770	—	770

Net liabilities measured at fair value	$—	$660	$—	$660

The following table sets forth the Company’s applicable assets and liabilities measured at fair value on a recurring basis as of June 28, 2013:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Derivative liabilities	—	766	—	766

Net liabilities measured at fair value	$—	$766	$—	$766

The above derivative assets and liabilities are classified in other current assets and accrued expenses, respectively, on the consolidated balance sheet.

5.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts for the six months ended December 27, 2013 and December 28, 2012 were as follows:

	Balance at Beginning of Period	(Credited to Income)	Balance at End of Period
Six months ended December 27, 2013	$109	$(53)	$56
Six months ended December 28, 2012	$203	$(36)	$167

6.	Inventory

	December 27, 2013	June 28, 2013
Raw materials	$28,188	$34,572
Work in progress	53,674	43,806
Finished goods	10,983	7,342
Goods in transit	6,081	5,359

	98,926	91,079
Less: Inventory obsolescence	(2,221)	(2,117)

Inventory, net	$96,705	$88,962

7.	Intangibles

The following tables present details of the Company’s intangibles:

	December 27, 2013
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,458	$(3,345)	$113

Total intangibles	$3,458	$(3,345)	$113

	June 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,458	$(3,294)	$164

Total intangibles	$3,458	$(3,294)	$164

The Company recorded amortization expense relating to intangibles of $23 and $67 for the three months ended December 27, 2013 and December 28, 2012, respectively, and $51 and $142 for the six months ended December 27, 2013 and December 28, 2012, respectively.

Based on the carrying amount of intangibles as of December 27, 2013, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year below is as follows:

2014	$42
2015	64
2016	5
2017	2

Total amortization	$113

8.	Borrowings

Bank borrowings and long-term debt was comprised of the following:

	December 27, 2013	June 28, 2013
Long-term loans from bank	$24,077	$28,911

Total borrowings	$24,077	$28,911

Long-term loans from bank consisted of:
Current portion	$9,668	$9,668
Non-current portion	14,409	19,243

As of December 27, 2013 and June 28, 2013, the Company had outstanding borrowings under long-term loan agreements with banks totaling $24,077 and $28,911, respectively, which consisted of:

Contract No.	Amount		Interest Rate Per Annum (%)	Conditions	Repayment Term
	December 27, 2013	June 28, 2013
1	$19,500	$22,500	LIBOR + 2.8% per annum	Repayable in quarterly installments within 6 years	June 2012 to March 2017
2	4,577	6,411	SIBOR + 1.5% per annum	Repayable in quarterly installments within 8 years	May 2009 to February 2015

Total	$24,077	$28,911

Certain of the long-term loans are secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral was $21,340 and $21,815 as of December 27, 2013 and June 28, 2013, respectively. The carrying amounts of borrowings approximate their fair value.

The long-term loans prescribe maximum ratios of debt to equity and minimum levels of debt service coverage ratios. As of December 27, 2013 and June 28, 2013, the Company was in compliance with its long-term loan agreements. In addition to financial ratios, certain of the Company’s packing credits and long-term loans include customary events of default.

The movements of long-term loans were as follows for the six months ended December 27, 2013 and December 28, 2012:

	Six Months Ended
	December 27, 2013	December 28, 2012
Opening net book amount	$28,911	$38,579
Repayment during the period	(4,834)	(4,834)

Closing net book amount	$24,077	$33,745

As of December 27, 2013, future maturities of long-term debt were as follows at the end of each fiscal year below:

2014	$4,834
2015	8,743
2016	6,000
2017	4,500

Total	$24,077

Credit facilities:

Undrawn available credit facilities as of December 27, 2013 and June 28, 2013 totaled:

	December 27, 2013	June 28, 2013
Bank borrowings:
Short-term loans	$5,181	$5,461

9.	Income taxes

As of December 27, 2013, the liability for uncertain tax positions including accrued interest and penalties decreased to $363 (June 28, 2013: $1,835). The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.

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

The effective tax rate for the Company for the three months ended December 27, 2013 and December 28, 2012 was (10.4)% and 4.3% of net income, respectively. The decrease in effective tax rate for the three months ended December 27, 2013 was primarily due to the reversal of liability for uncertain tax positions, including accrued interest, of $1,538 and increase in deferred tax assets of $562, as compared to the reversal of liability for uncertain tax positions of $588 during the three months ended December 28, 2012.

The effective tax rate for the Company for the six months ended December 27, 2013 and December 28, 2012 was (1.8)% and 5.2% of net income, respectively. The decrease in effective tax rate for the six months ended December 27, 2013 was primarily due to the reversal of liability for uncertain tax positions, including accrued interest, of $1,538 and increase in deferred tax assets of $562, as compared to the reversal of liability for uncertain tax positions of $588 for the six months ended December 28, 2012.

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

The effect of recording share-based compensation expense for the three and six months ended December 27, 2013 and December 28, 2012 was as follows:

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Share-based compensation expense by type of award:
Share options	$240	$497	$538	$1,140
Restricted share units	1,257	881	2,522	1,492

Total share-based compensation expense	1,497	1,378	3,060	2,632

Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$1,497	$1,378	$3,060	$2,632

Share-based compensation expense was recorded in the condensed consolidated statements of operations as follows: cost of revenues of $291 and $299 for the three months ended December 27, 2013 and December 28, 2012, respectively, and $598 and $644 for the six months ended December 27, 2013 and December 28, 2012, respectively; and SG&A expenses of $1,206 and $1,079 for the three months ended December 27, 2013 and December 28, 2012, respectively, and $2,462 and $1,988 for the six months ended December 27, 2013 and December 28, 2012, respectively. The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and six months ended December 27, 2013 and December 28, 2012.

Share-based award activity

Share options have been granted to directors and employees. As of December 27, 2013, there were 28,990 share options outstanding under the Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

On March 12, 2010, Fabrinet’s shareholders adopted the 2010 Performance Incentive Plan (the “2010 Plan”). On December 20, 2010 and December 20, 2012, Fabrinet’s shareholders adopted amendments to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan by 500,000 and 3,700,000 shares, respectively. A total of 5,700,000 ordinary shares are authorized for issuance under the 2010 Plan, plus any shares subject to share options under the 1999 Plan outstanding as of June 24, 2010, that expire, are canceled or terminate after such date. As of December 27, 2013, there were an aggregate of 939,778 share options outstanding, 839,430 restricted share units outstanding, and 3,466,790 ordinary shares available for future grant under the 2010 Plan.

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

The following summarizes share option activity under the 1999 Plan:

	Number of Shares Underlying Options		Weighted-Average Exercise Price Per Share
	Six Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Shares underlying options outstanding at beginning of the period	104,078	189,540	$5.38	$5.18
Granted	—	—	—	—
Exercised	(73,588)	(36,137)	5.28	4.64
Forfeited	(100)	—	5.75	—
Expired	(1,400)	—	5.50	—

Shares underlying options outstanding at end of the period	28,990	153,403	$5.62	$5.31

Shares underlying options exercisable at end of the period	28,481	119,244	$5.61	$5.18

The following summarizes information for share options outstanding as of December 27, 2013 under the 1999 Plan:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	525	4.25	0.67
	1,000	4.75	0.92
	2,100	5.00	1.13
	1,400	5.25	1.36
	23,665	5.75	2.81
	300	6.25	3.36

Options outstanding	28,990		2.52	$427

Options exercisable	28,481		2.51	$420

As of December 27, 2013, $0.2 of estimated share-based compensation expense related to share options under the 1999 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 0.23 years.

The following summarizes share option activity under the 2010 Plan:

	Number of Shares Underlying Options		Weighted-Average Exercise Price Per Share
	Six Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Shares underlying options outstanding at beginning of the period	1,173,233	1,280,750	$16.25	$16.32
Granted	—	—	—	—
Exercised	(203,123)	—	15.50	—
Forfeited	(6,420)	(19,135)	16.52	17.79
Expired	(23,912)	(40,631)	17.37	16.84

Shares underlying options outstanding at end of the period	939,778	1,220,984	$16.39	$16.28

Shares underlying options exercisable at end of the period	580,904	528,347	$16.69	$16.48

The following summarizes information for share options outstanding as of December 27, 2013 under the 2010 Plan:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	8,368	$13.77	3.65
	482,609	16.83	3.80
	30,000	15.05	3.85
	27,903	25.50	4.05
	7,400	26.16	4.10
	10,400	23.62	4.35
	122,442	15.16	4.64
	215,159	14.12	4.87
	27,560	19.36	5.12
	5,550	18.60	5.18
	2,387	12.83	5.37

Options outstanding	939,778		4.22	$3,944

Options exercisable	580,904		4.10	$2,283

As of December 27, 2013, $450 of estimated share-based compensation expense related to share options under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 1.48 years.

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

The following summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares Underlying Restricted Share Units			Weighted-Average Grant Date Fair Value Per Share
	Six Months Ended			Six Months Ended
	December 27, 2013		December 28, 2012	December 27, 2013	December 28, 2012
Unvested balance at beginning of the period	545,668		168,275	$12.81	$14.44
Granted	434,018		446,884	15.01	12.35
Issued	(133,311	)*	(30,100)	12.73	14.12
Forfeited	(6,945)		(3,004)	14.10	13.12

Unvested balance at end of the period	839,430		582,055	$13.95	$12.86

*	Included in the issued number are 566 shares vested on December 1, 2013, but not settled as of December 27, 2013.

As of December 27, 2013, $6,814 of estimated share-based compensation expense related to restricted share units under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 3.16 years.

For the six months ended December 27, 2013, the Company withheld an aggregate of 10,242 shares upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. During the six months ended December 27, 2013, the Company then remitted cash of $162 to the appropriate taxing authorities, and presented it in a financing activity within the condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

11.	Shareholders’ equity

Share capital

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the six months ended December 27, 2013, Fabrinet issued 276,711 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $12.78 per share, and 122,503 ordinary shares upon the vesting of restricted share units, net of shares withheld.

For the six months ended December 28, 2012, Fabrinet issued 36,137 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $4.64 per share, and 29,014 ordinary shares upon the vesting of restricted share units, net of shares withheld.

All such issued shares are fully paid.

12.	Commitments and contingencies

Bank guarantees

As of December 27, 2013 and June 28, 2013, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $319 and $336, respectively.

Operating lease commitments

The Company leases a portion of certain land and buildings for its facilities in China and New Jersey, under operating lease arrangements that expire in various calendar years through 2020. Rental expense under these operating leases amounted to $420 and $390 for the six months ended December 27, 2013 and December 28, 2012, respectively.

As of December 27, 2013, the future minimum lease payments due under non-cancelable leases were as follows at the end of each fiscal year below:

2014	497
2015	994
2016	948
2017	932
2018	932
Thereafter	722

Total minimum operating lease payments	$5,025

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

As of December 27, 2013, there were no outstanding capital expenditure commitments.

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

Contingent liability

In the first week of October 2013, the Company authorized a customer to return a number of units of its product manufactured at the Company’s Pinehurst facility, due to functional failure. After investigation, the Company found that the affected products were produced during the first quarter of fiscal 2014. While this may cause the Company to incur certain costs and expenses, the Company is still working with the customer to determine the extent and impact of the product failures. Accordingly, the Company cannot accurately estimate the costs and expenses that it may incur as a result of the product failures.

13.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of December 27, 2013, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following tables present total revenues by geographic regions:

	Three Months Ended
	December 27, 2013	December 28, 2012
North America	$84,354	$81,661
Asia-Pacific	59,697	55,399
Europe	34,511	30,366

	$178,562	$167,426

	Six Months Ended
	December 27, 2013	December 28, 2012
North America	$163,151	$152,751
Asia-Pacific	117,693	110,744
Europe	69,269	62,556

	$350,113	$326,051

Total revenues are attributed to a particular geographic area based on the bill-to location of the customer. As of December 27, 2013, the Company had approximately $332 of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

14.	Income related to flooding

The Company suspended production at all of its manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 because of severe flooding in Thailand. The Company never resumed, and has permanently ceased, production at its Chokchai facility. The Company has submitted all five of its claims for losses, four of which were settled in previous quarters. In January 2014, the Company and its insurers settled the final remaining claim which included owned and consigned equipment.

In the three months ended December 27, 2013, the Company did not recognize any income related to flooding. In the three months ended December 28, 2012, the Company recognized income related to flooding $4,825, which consisted of insurance proceeds for owned equipment losses. In the six months ended December 27, 2013, the Company received from its insurers an interim payment of $6,597 against the Company’s claim for owned and customer-owned inventory losses. In the six months ended December 28, 2012, the Company received an interim payment of $4,825 from its insurers against the Company’s claims for owned equipment losses, an interim payment of $4,741 against its claims for business interruption losses and a payment of $79 as full and final settlement of its claim for damage to its buildings at Pinehurst.

During the six months ended December 27, 2013, the Company fulfilled its obligations to a customer in accordance with the settlement agreement entered into during the third quarter of fiscal 2013 by making a final cash payment to such customer of $3,750 and by transferring equipment, with an aggregate value of $2,300, to such customer. Accordingly, the Company’s liability to such customer for any and all flood-related losses has been satisfied in full. Also, during the six months ended December 27, 2013, the Company fulfilled its obligations to a customer’s insurers in accordance with the settlement agreement entered into during the fourth quarter of fiscal 2013 by making a final payment of $2,167. Accordingly, the Company’s liability to such insurer for damages to customer-owned inventory, which occurred during the flooding, has been satisfied in full. The Company also entered into other flood-related settlements and made a cash payment of $57 during the six months ended December 27, 2013.

During the six months ended December 28, 2012, the Company entered into settlement agreements with two of its customers regarding the Company’s liability for the customers’ losses as a result of the flooding and made an initial payment to such customers of $6,797 in the aggregate.

15.	Subsequent events

In January 2014, the Company and its insurers settled on the Company’s owned and consigned equipment claim, and the Company received $38,613 from its insurers as full and final settlement of its claim.

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

•

our expectation that the portion of our future revenues attributable to customers in regions outside of North America will remain flat as compared to the portion of our revenues that came from customers in regions outside of North America during the first half of fiscal 2014;

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

Thailand Flooding

We suspended production at all of our manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 because of severe flooding in Thailand. We never resumed, and have permanently ceased, production at our Chokchai facility. We have submitted all five of our claims for losses, four of which were settled in previous quarters. In January 2014, we and our insurers settled our final remaining claim which included owned and consigned equipment, and we received $38.6 million from our insurers as full and final settlement of our claim.

In the three months ended December 27, 2013, we did not recognize any income related to flooding. In the three months ended December 28, 2012, we recognized income related to flooding $4.8 million, which consisted of insurance proceeds for owned equipment losses. In the six months ended December 27, 2013, we received from our insurers an interim payment of $6.6 million against our claim for owned and customer-owned inventory losses. In the six months ended December 28, 2012, we received an interim payment of $4.8 million from our insurers against our claims for owned equipment losses, an interim payment of $4.7 million against our claims for business interruption losses and a payment of $0.1 million as full and final settlement of our claim for damage to our buildings at Pinehurst.

During the six months ended December 27, 2013, we fulfilled our obligations to a customer in accordance with the settlement agreement entered into during the third quarter of fiscal 2013 by making a final cash payment to such customer of $3.7 million and by transferring equipment, with an aggregate value of $2.3 million, to such customer. Accordingly, our liability to such customer for any and all flood-related losses has been satisfied in full. Also, during the six months ended December 27, 2013, we fulfilled our obligations to a customer’s insurers in accordance with the settlement agreement entered into during the fourth quarter of fiscal 2013 by making a final payment of $2.2 million. Accordingly, our liability to such insurer for damages to customer-owned inventory, which occurred during the flooding, has been satisfied in full. We also entered into other flood-related settlements and made a cash payment of $0.1 million during the six months ended December 27, 2013.

During the six months ended December 28, 2012, we entered into settlement agreements with two of our customers regarding our liability for the customers’ losses as a result of the flooding and made an initial payment to such customers of $6.8 million in the aggregate.

Revenues

Our total revenues increased by $11.1 million, or 6.7%, to $178.6 million for the three months ended December 27, 2013, as compared to $167.4 million for the three months ended December 28, 2012. Our total revenues increased by $24.1 million, or 7.4%, to $350.1 million for the six months ended December 27, 2013, as compared to $326.1 million for the six months ended December 28, 2012. The increases were primarily due to an increase in customer demand for our optical communications manufacturing services during the three and six months ended December 27, 2013.

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

The percentage of our revenues generated from the bill-to location outside of North America slightly increased from 51.2% in the three months ended December 28, 2012 to 52.7% in the three months ended December 27, 2013 and from 53.2% in the six months ended December 28, 2012 to 53.4% in the six months ended December 27, 2013, primarily as a result of a slight increase in sales volume attributable to our customers in regions outside of North America. We expect that the portion of our future revenues attributable to customers in regions outside North America will remain flat as compared to the first half of fiscal 2014.

The following table presents percentages of total revenues by geographic regions:

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
North America	47.3%	48.8%	46.6%	46.8%
Asia-Pacific	33.4	33.1	33.6	34.0
Europe	19.3	18.1	19.8	19.2

	100.0%	100.0%	100.0%	100.0%

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

During the three and six months ended December 27, 2013, discretionary merit-based bonus awards were available to our non-executive employees. Charges included in cost of revenues for bonus distributions to non-executive employees were $0.5 million and $0.5 million for the three months ended December 27, 2013 and December 28, 2012, respectively, and $1.1 million and $1.0 million for the six months ended December 27, 2013 and December 28, 2012, respectively.

Share-based compensation expense included in cost of revenues was $0.3 million and $0.3 million for the three months ended December 27, 2013 and December 28, 2012, respectively, and $0.6 million and $0.6 million for the six months ended December 27, 2013 and December 28, 2012, respectively.

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

Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $1.0 million and $0.1 million for the three months ended December 27, 2013 and December 28, 2012, respectively, and $1.7 million and $0.6 million for the six months ended December 27, 2013 and December 28, 2012, respectively.

Share-based compensation expense included in SG&A expenses was $1.2 million and $1.1 million for the three months ended December 27, 2013 and December 28, 2012, respectively, and $2.5 million and $2.0 million for the six months ended December 27, 2013 and December 28, 2012, respectively.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of March 30, 2012, we had drawn down the entire $30.0 million available under the term loan facility. Borrowings and interest under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of December 27, 2013, we had outstanding borrowings under the term loan facility of $19.5 million. Under the terms of the cross currency swap arrangement, amounts drawn in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum.

In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative financial instruments. We may enter into short-term forward foreign currency contracts and put option contracts to help manage currency exposures associated with certain assets and liabilities, primarily short-term obligations. The forward exchange contracts and put option contracts have generally ranged from one to six months in original maturity, and no forward exchange contract or put option contract has had an original maturity greater than one year. All foreign currency exchange contracts are recognized on the balance sheet at fair value. As we do not apply hedge accounting to these instruments, the derivatives are recorded at fair value through earnings. The gains and losses on our forward exchange contracts and put option contracts generally offset losses and gains on the assets, liabilities and transactions economically hedged and, accordingly, generally do not subject us to the risk of significant accounting losses.

As of December 27, 2013 and June 28, 2013, we had outstanding foreign currency assets and liabilities in Thai baht and RMB as follows:

	December 27, 2013			June 28, 2013
	Currency	$	%	Currency	$	%
	(in thousands, except percentages)
Assets
Thai baht	404,928	12,342	39.4	567,561	18,232	51.6
RMB	115,871	18,979	60.6	105,680	17,104	48.4

		31,321	100.0		35,336	100.0

Liabilities
Thai baht	625,369	19,060	84.2	585,364	18,804	88.4
RMB	21,899	3,587	15.8	15,308	2,478	11.6

		22,647	100.0		21,282	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of December 27, 2013, there were $21.0 million in selling forward contracts and $37.0 million in put option contracts outstanding on the Thai baht payables and as of June 28, 2013, there were $23.0 million in selling forward contracts and $5.0 million in put option contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of December 27, 2013 and June 28, 2013, we did not have any selling RMB to U.S. dollar forward contracts.

As of December 27, 2013, unrealized loss from the fair market value of derivatives amounted to $0.7 million, and as of June 28, 2013, unrealized gain from the fair market value of derivatives amounted to $0.8 million.

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

Our subsidiary in China has been granted a tax privilege to reduce its corporate income tax rate from 25% to 15%. This privilege is retroactive to January 1, 2011 and valid until December 31, 2013, subject to renewal at the end of each three-year period. Presently, we are preparing an application to renew this tax privilege and plan to submit it in fiscal 2015.

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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2013. There were no material changes to our critical accounting policies during the three and six months ended December 27, 2013.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(in thousands)
Revenues	$178,562	$167,426	$350,113	$326,051
Cost of revenues	(158,032)	(149,056)	(310,938)	(289,959)

Gross profit	20,530	18,370	39,175	36,092
Selling, general and administrative expenses	(6,913)	(5,787)	(13,607)	(11,646)
Income related to flooding	—	4,825	6,597	9,645

Operating income	13,617	17,408	32,165	34,091
Interest income	338	271	702	459
Interest expense	(188)	(263)	(394)	(549)
Foreign exchange (loss) gain, net	(788)	(170)	300	107
Other income	187	183	371	373

Income before income taxes	13,166	17,429	33,144	34,481
Income tax benefit (expense)	1,373	(747)	592	(1,780)

Net income	$14,539	$16,682	$33,736	$32,701

The following table sets forth a summary of our unaudited condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(in thousands)
Revenues	100%	100.0%	100%	100.0%
Cost of revenues	(88.5)	(89.0)	(88.8)	(88.9)

Gross profit	11.5	11.0	11.2	11.1
Selling, general and administrative expenses	(3.9)	(3.5)	(3.9)	(3.6)
Income related to flooding	0.0	2.9	1.9	3.0

Operating income	7.6	10.4	9.2	10.5
Interest income	0.2	0.2	0.2	0.1
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)
Foreign exchange (loss) gain, net	(0.4)	(0.1)	0.1	—
Other income	0.1	0.1	0.1	0.1

Income before income taxes	7.4	10.4	9.5	10.5
Income tax benefit (expense)	0.8	(0.4)	0.2	(0.5)

Net income	8.2%	10.0%	9.7%	10.0%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Six Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(in thousands)
Optical communications	$129,742	$119,912	$254,270	$229,501
Lasers, sensors and other	48,820	47,514	95,843	96,550

Total	$178,562	$167,426	$350,113	$326,051

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three and Six Months Ended December 27, 2013 to Three and Six Months Ended December 28, 2012

Total revenues.

Our total revenues increased by $11.1 million, or 6.7%, to $178.6 million for the three months ended December 27, 2013, as compared to $167.4 million for the three months ended December 28, 2012. This increase was primarily due to an increase in customer demand for our optical communications manufacturing services during the three months ended December 27, 2013. Revenues from optical communications products represented 72.7% of our total revenues for the three months ended December 27, 2013, as compared to 71.6% for the three months ended December 28, 2012.

Our total revenues increased by $24.1 million, or 7.4%, to $350.1 million for the six months ended December 27, 2013, as compared to $326.1 million for the six months ended December 28, 2012. This increase was primarily due to an increase in customer demand for our optical communications manufacturing services during the six months ended December 27, 2013. Revenues from optical communications products represented 72.6% of our total revenues for the six months ended December 27, 2013, as compared to 70.4% for the six months ended December 28, 2012.

Cost of revenues.

Our cost of revenues increased by $9.0 million, or 6.0%, to $158.0 million, or 88.5% of total revenues, for the three months ended December 27, 2013, as compared to $149.1 million, or 89.0% of total revenues, for the three months ended December 28, 2012. This increase was primarily due to an increase in revenues during the three months ended December 27, 2013. Cost of revenues also included share-based compensation expense of $0.3 million for the three months ended December 27, 2013, as compared to $0.3 million for the three months ended December 28, 2012.

Our cost of revenues increased by $21.0 million, or 7.2%, to $310.9 million, or 88.8% of total revenues, for the six months ended December 27, 2013, as compared to $290.0 million, or 88.9% of total revenues, for the six months ended December 28, 2012. This increase was primarily due to an increase in revenues during the six months ended December 27, 2013. Cost of revenues also included share-based compensation expense of $0.6 million for the six months ended December 27, 2013, as compared to $0.6 million for the six months ended December 28, 2012.

Gross profit.

Our gross profit increased by $2.2 million, or 11.8%, to $20.5 million, or 11.5% of total revenues, for the three months ended December 27, 2013, as compared to $18.4 million, or 11.0% of total revenues, for the three months ended December 28, 2012. Our gross profit increased by $3.1 million, or 8.5% to $39.2 million, or 11.2% of total revenues, for the six months ended December 27, 2013, as compared to $36.1 million, or 11.1% of total revenues, for the six months ended December 28, 2012.

The increase in gross profit margin during the three and six months ended December 27, 2013, as compared to the three and six months ended December 28, 2012, was primarily related to an increase in revenues during the three and six months ended December 27, 2013.

SG&A expenses.

Our SG&A expenses increased by $1.1 million, or 19.5%, to $6.9 million, or 3.9% of total revenues, for the three months ended December 27, 2013, as compared to $5.8 million, or 3.5% of total revenues, for the three months ended December 28, 2012. Our SG&A expenses increased in absolute dollars and as a percentage of revenues due primarily to a $1.0 million increase in accrued executive bonuses, salaries and other benefits, and the recognition of $0.1 million in expenses in connection with our efforts to grow our business for the three months ended December 27, 2013, as compared to the three months ended December 28, 2012. We also recorded share-based compensation charges of $1.2 million for the three months ended December 27, 2013, as compared to $1.1 million for the three months ended December 28, 2012.

Our SG&A expenses increased by $2.0 million, or 16.8%, to $13.6 million, or 3.9% of total revenues, for the six months ended December 27, 2013, as compared to $11.6 million, or 3.6% of total revenues, for the six months ended December 28, 2012. Our SG&A expenses increased in absolute dollars and as a percentage of revenues due primarily to a $1.4 million increase in accrued executive bonuses, salaries and other benefits and the recognition of $0.2 million in expenses in connection with our efforts to grow our business for the six months ended December 27, 2013, as compared to the six months ended December 28, 2012. We also recorded share-based compensation charges of $2.5 million for the six months ended December 27, 2013, as compared to $2.0 million for the six months ended December 28, 2012.

Income related to flooding.

In the three months ended December 27, 2013, we did not recognize income related to flooding. In the three months ended December 28, 2012, we recognized $4.8 million of income related to flooding, which consisted of an interim payment from our insurers of $4.8 million against our claim for owned equipment losses.

In the six months ended December 27, 2013, we recognized $6.6 million of income related to flooding which consisted of an interim payment from our insurers against our claim for owned and customer-owned inventory losses. In the six months ended December 28, 2012, we recognized $9.6 million of income related to flooding, which consisted of an interim payment from our insurers of $4.8 million against our claims for owned equipment losses, an interim payment of $4.7 million against our claims for business interruption losses and a payment of $0.1 million in full and final settlement of our claim for damage to our buildings at Pinehurst.

Operating income.

Our operating income decreased by $3.8 million to $13.6 million, or 7.6% of total revenues, for the three months ended December 27, 2013, as compared to $17.4 million, or 10.4% of total revenues, for the three months ended December 28, 2012.

Our operating income decreased by $1.9 million to $32.2 million, or 9.2% of total revenues, for the six months ended December 27, 2013, as compared to $34.1 million, or 10.5% of total revenues, for the six months ended December 28, 2012.

Interest income.

Our interest income remained flat at $0.3 million for the three months ended December 27, 2013, as compared to $0.3 million for the three months ended December 28, 2012. Our interest income increased by $0.2 million to $0.7 million for the six months ended December 27, 2013, as compared to $0.5 million for the six months ended December 28, 2012. This increase was due to increase in cash and cash equivalent balances and an increase in interest rates.

Interest expense.

Our interest expense decreased by $0.1 million to $0.2 million for the three months ended December 27, 2013, as compared to $0.3 million for the three months ended December 28, 2012. Our interest expense decreased by $0.1 million to $0.4 million for the six months ended December 27, 2013, as compared to $0.5 million for the six months ended December 28, 2012. This decrease was due to repayment of long-term loan balances during the period.

Income before income taxes.

We recorded income before income taxes of $13.2 million and $33.1 million for the three and six months ended December 27, 2013, respectively, as compared to income before income taxes of $17.4 million and $34.5 million for the three and six months ended December 28, 2012, respectively.

Income tax expense.

Our provision for income tax reflects an effective tax rate of (10.4)% for the three months ended December 27, 2013, as compared to an effective tax rate of 4.3% for the three months ended December 28, 2012. The decrease in effective tax rate for the three months ended December 27, 2013 was primarily due to the reversal of liability for uncertain tax positions, including accrued interest, of $1.5 million and an increase in deferred tax assets of $0.6 million, as compared to the reversal of liability for uncertain tax positions of $0.6 million for the three months ended December 28, 2012.

Our provision for income tax reflects an effective tax rate of (1.8)% for the six months ended December 27, 2013, as compared to an effective tax rate of 5.2% for the six months ended December 28, 2012. The decrease in effective tax rate for the six months ended December 27, 2013 was primarily due to the reversal of liability for uncertain tax positions, including accrued interest, of $1.5 million and an increase in deferred tax assets of $0.6 million, as compared to the reversal of liability for uncertain tax positions of $0.6 million for the six months ended December 28, 2012.

Net income.

We recorded net income of $14.5 million, or 8.2% of total revenues, for the three months ended December 27, 2013, as compared to $16.7 million, or 10.0% of total revenues, for the three months ended December 28, 2012.

We recorded net income of $33.7 million, or 9.7% of total revenues, for the six months ended December 27, 2013, as compared to $32.7 million, or 10.0% of total revenues, for the six months ended December 28, 2012.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have primarily financed our operations through cash flow from operations. As of December 27, 2013, we had approximately $180.1 million in cash and cash equivalents and approximately $24.1 million of outstanding debt. As of December 28, 2012, we had approximately $128.1 million in cash and cash equivalents and approximately $33.7 million of outstanding debt.

Our cash and cash equivalents primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less which are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents was 0.9% and 1.0%, for the three and six months ended December 27, 2013, respectively, and 1.0% and 0.9%, for the three and six months ended December 28, 2012, respectively.

As of December 27, 2013, we and our insurers had settled four of our five claims for flood-related losses. In January 2014, we and our insurers settled our final remaining claim which included owned and cosigned equipment, and we received $38.6 million from our insurers as a full and final settlement of our claim.

In the three months ended December 27, 2013, we did not recognize any income related to flooding. In the three months ended December 28, 2012, we recognized income related to flooding $4.8 million, which consisted of insurance proceeds for owned equipment losses. In the six months ended December 27, 2013, we received from our insurers an interim payment of $6.6 million against our claim for owned and customer-owned inventory losses. In the six months ended December 28, 2012, we received an interim payment of $4.8 million from our insurers against our claims for owned equipment losses, an interim payment of $4.7 million against our claims for business interruption losses and a payment of $0.1 million as full and final settlement of our claim for damage to our buildings at Pinehurst.

During the six months ended December 27, 2013, we fulfilled our obligations to a customer in accordance with the settlement agreement entered into during the third quarter of fiscal 2013 by making a final cash payment to such customer of $3.7 million and by transferring equipment, with an aggregate book value of $2.3 million, to such customer. Accordingly, our liability to such customer for any and all flood-related losses has been satisfied in full. Also, during the six months ended December 27, 2013, we fulfilled our obligations to a customer’s insurers in accordance with the settlement agreement entered into during the fourth quarter of fiscal 2013 by making a final payment of $2.2 million. Accordingly, our liability to such insurer for damages to customer-owned inventory, which occurred during the flooding, has been satisfied in full. We also entered into other flood-related settlements and made a cash payment of $0.1 million during the six months ended December 27, 2013.

During the six months ended December 28, 2012, we entered into settlement agreements with two of our customers regarding our liability for the customers’ losses as a result of the flooding and made an initial payment to such customers of $6.8 million in the aggregate.

We believe that our current cash and cash equivalents, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.

We believe that our current manufacturing capacity is sufficient to meet anticipated production requirements for at least the next 12 months. We maintain a long-term credit facility associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 39 months. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay this obligation.

The following table shows our net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods indicated:

	Six Months Ended
	December 27, 2013	December 28, 2012
	(in thousands)
Net cash provided by operating activities	$36,804	$17,932
Net cash used in investing activities	(4,197)	(1,180)
Net cash used in financing activities	(1,465)	(4,677)
Net increase in cash and cash equivalents	31,142	12,075
Cash and cash equivalents, beginning of period	149,716	115,507
Cash and cash equivalents, end of period	180,058	128,098

Operating Activities

Net cash provided by operating activities increased by $18.9 million, or 105.2%, to $36.8 million for the six months ended December 27, 2013, as compared to net cash provided by operating activities of $17.9 million for the six months ended December 28, 2012. This increase was primarily due to an increase in net income from operations, an increase in proceeds from insurers for flood-related losses and a decrease in cash payments to vendors.

Investing Activities

Net cash used in investing activities increased by $3.0 million, or 255.7%, to $4.2 million for the six months ended December 27, 2013, as compared to $1.2 million for the six months ended December 28, 2012. This increase in net cash used in investing activities was primarily due to an increase in new equipment purchases and a decrease in insurance proceeds.

Financing Activities

Net cash used in financing activities decreased by $3.2 million, or 68.7%, to $1.5 million for the six months ended December 27, 2013, as compared to $4.7 million for the six months ended December 28, 2012. This decrease in net cash used in financing activities was primarily due to an increase in proceeds from employee share option exercises.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents totaling $180.1 million and $149.7 million as of December 27, 2013 and June 28, 2013, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the six months ended December 27, 2013 and December 28, 2012, our interest income would have decreased by approximately $0.1 million and $0.1 million, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate, or SIBOR, and the London Inter-Bank Offered Rate, or LIBOR, plus an additional margin, depending on the lending institution. If the SIBOR and the LIBOR had increased by 100 basis points during the six months ended December 27, 2013 and December 28, 2012, our interest expense would have increased by approximately $0.1 million and $0.2 million, respectively, assuming consistent borrowing levels.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of March 30, 2012, we had drawn down the entire $30.0 million available under the term loan facility. Borrowings and interest under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of December 27, 2013, we had outstanding borrowings under the term loan facility of $19.5 million. Under the terms of the cross currency interest rate swap arrangement, all amounts drawn down in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum.

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to six months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign currency losses of $0.8 million and foreign currency gain of $0.3 million during the three and six months ended December 27, 2013, respectively, and foreign currency losses of $0.2 million and foreign currency gain of $0.1 million during the three and six months ended December 28, 2012, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB as of December 27, 2013 and June 28, 2013 would have resulted in an increase in our net dollar position of approximately $1.0 million and $1.8 million, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of December 27, 2013, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have depended, and will continue to depend, upon a relatively small number of customers for a significant percentage of our total revenues. During the three months ended December 27, 2013 and December 28, 2012, we had two customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 46% and 48% of our total revenues, respectively, during the periods. During the six months ended December 27, 2013 and December 28, 2012, we had two customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 47% and 48% of our total revenues, respectively, during the periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price.

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

Natural disasters, such as the October and November 2011 flooding in Thailand, where most of our manufacturing operations are located, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products and for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the October and November 2011 flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand and cease production permanently at our Chokchai facility in Thailand, which adversely affected our ability to meet our customers’ demands during fiscal 2012, and resulted in a lengthy process to settle with our insurers. In some countries in which we operate, including the PRC and Thailand, potential outbreaks of infectious diseases such as the H1N1 influenza virus, severe acute respiratory syndrome (SARS) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. In addition, increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers, and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.

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

Also, we have significant exposure to changes in the exchange rate between the RMB and the U.S. dollar. The expenses of our PRC subsidiary are denominated in RMB. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of December 27, 2013, the U.S. dollar had depreciated approximately 3.9% against the RMB since December 30, 2011. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill to location of customers outside of North America accounted for 52.7% and 51.2% of our total revenues for the three months ended December 27, 2013 and December 28, 2012, respectively, and 53.4% and 53.2% of our total revenues for the six months ended December 27, 2013 and December 28, 2012, respectively. We expect that the portion of our future revenues attributable to customers in regions outside of North America will remain flat as compared to the portion of our revenues that came from customers in regions outside of North America during the first half of fiscal 2014. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

In September 2006, Thailand experienced a military coup that overturned the existing government, and in 2008, political unrest and demonstrations in Bangkok sparked a series of violent incidents that resulted in several deaths and numerous injuries. In April 2009, anti-government demonstrations in Bangkok caused severe traffic congestion and numerous injuries, and in March 2010, protestors again held demonstrations calling for new elections. These demonstrations in recent years in Bangkok and other parts of Thailand, which escalated in violence through May 2010, resulted in the country’s worst political violence in nearly two decades with numerous deaths and injuries, as well as destruction of property. Certain hotels and businesses in Bangkok were closed for weeks as the protestors occupied Bangkok’s commercial center, and governments around the world issued travel advisories urging their citizens to avoid non-essential travel to Bangkok. Since December 2013, anti-government protesters known as the People’s Democratic Reform Committee (PDRC) have been campaigning for people to join the shutdown of Bangkok and calling for reforms before an election. As a result, certain government agencies in Bangkok have closed. It is unknown how long it may take for the current situation to be resolved and what effects the current demonstrations may have on Thailand and the surrounding region.

Any succession crisis in the Kingdom of Thailand could cause new or increased instability and unrest. In the event that a violent coup were to occur or the current political unrest were to worsen, such activity could prevent shipments from entering or leaving the country and disrupt our ability to manufacture products in Thailand, and we could be forced to transfer our manufacturing activities to more stable, and potentially more costly, regions. Further, the Thai government recently raised the minimum wage standards for labor and could repeal certain promotional certificates that we have received or tax holidays for certain export and value added taxes that we enjoy, either preventing us from engaging in our current or anticipated activities or subjecting us to higher tax rates. A new regime could nationalize our business or otherwise seize our assets. Future political instability such as the coup that occurred in September 2006, the demonstrations that occurred during 2008, 2009 and 2010 and the current demonstrations could harm our business, financial condition and operating results.

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

Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. In July 2012, Oclaro, Inc. and Opnext, Inc., both of which were our customers at the time, merged. In September 2013, II-IV Incorporated acquired Oclaro’s Gallium Arsenide laser diode business, and in November 2013, II-IV Incorporated acquired Oclaro’s fiber amplifier and micro-optics business. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers acquired the capacity to manufacture products in-house.

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

In addition, the Budget Control Act of 2011, which raised the U.S. national debt ceiling and put into effect a series of actions for deficit reduction, triggered automatic reductions in U.S. government spending, known as “sequestration”, beginning in 2013. In October 2013, following a 16-day U.S. government shutdown, the U.S. Congress again raised the U.S. national debt ceiling through February 7, 2014. Sequestration or other significant cuts in U.S. government spending could adversely affect demand for our customers’ products, which could adversely affect our future results.

Uncertainty about worldwide economic conditions, including sequestration and the U.S. federal debt ceiling, poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values, which could adversely affect our business, financial condition and results of operations and increase the volatility of our share price. In addition, our ability to access capital markets may be restricted, which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our results of operations and financial condition.

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

We expanded our manufacturing capacity at our Thailand facilities in April 2012 with the completion of Pinehurst Building 6. However, we also determined, during fiscal 2012, that we would not resume manufacturing operations at our Chokchai campus, which we leased. We may continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

We manufacture products to our customers’ specifications, and our manufacturing processes and facilities must comply with applicable statutory and regulatory requirements. In addition, our customers’ products and the manufacturing processes that we use to produce them are often complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or fail to be in compliance with applicable statutory or regulatory requirements. Additionally, not all defects are immediately detectible. The testing procedures of our customers are generally limited to the evaluation of the products that we manufacture under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems that are unforeseeable at the time of testing or that are detected only when products are fully deployed and operated under peak stress conditions), these products may fail to perform as expected after their initial acceptance by a customer. For example, in October 2013, we authorized a customer to return a number of units of its product manufactured at our Pinehurst facility due to functional failure. After investigation, we found that the affected products were produced during the first quarter of fiscal 2014. While this may cause us to incur certain costs and expenses, we are still working with the customer to determine the extent and impact of the product failure.

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

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC and the U.S., any of which jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5 and from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on, among other things, the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations. In addition, we benefit from recent reductions in corporate tax rates in Thailand for fiscal years 2013 to 2015. Effective October 21, 2011, our subsidiary in China was granted a tax privilege to reduce its corporate income tax rate from 25% to 15%. This privilege is retroactive to January 1, 2011 and valid until December 31, 2013, subject to renewal at the end of each three-year period. Presently, we are preparing an application to renew this tax privilege and plan to submit it in fiscal 2015.

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

As of December 27, 2013, our existing shareholders Asia Pacific Growth Fund III, L.P. (and its affiliates) and Mr. Mitchell, our chief executive officer and chairman of the board of directors (including his children), owned approximately 18.0% and 5.3%, respectively, of our outstanding ordinary shares. Accordingly, they will have significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. The interests of these shareholders may differ from the interests of our other shareholders.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2014.

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