Form 10-Q
period 2014-03-28
Fabrinet
filed 2014-05-06
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 28, 2014

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

As of April 25, 2014, the registrant had 35,104,916 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED MARCH 28, 2014

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)

	March 28, 2014	June 28, 2013
Assets
Current assets
Cash and cash equivalents	$233,664	$149,716
Trade accounts receivable, net	118,500	118,475
Inventory, net	107,826	88,962
Deferred tax assets	1,779	1,937
Prepaid expenses	2,097	1,931
Other current assets	2,357	3,505

Total current assets	466,223	364,526

Non-current assets
Property, plant and equipment, net	98,782	97,206
Intangibles, net	93	164
Deferred tax assets	2,905	2,905
Deposits and other non-current assets	91	107

Total non-current assets	101,871	100,382

Total assets	$568,094	$464,908

Liabilities and Shareholders’ Equity
Current liabilities
Long-term loans from bank, current portion	$9,660	$9,668
Trade accounts payable	101,531	77,139
Income tax payable	699	1,825
Deferred tax liability	2,191	2,481
Accrued payroll, bonus and related expenses	9,182	6,220
Accrued expenses	3,872	3,121
Other payables	8,834	5,163
Liabilities to third parties due to flood losses	—	9,812

Total current liabilities	135,969	115,429

Non-current liabilities
Long-term loans from bank, non-current portion	12,000	19,243
Severance liabilities	4,539	4,382
Other non-current liabilities	573	536

Total non-current liabilities	17,112	24,161

Total liabilities	153,081	139,590

Commitments and contingencies (Note 12)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of March 28, 2014 and June 28, 2013)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 35,104,766 shares and 34,634,967 shares issued and outstanding as of March 28, 2014 and June 28, 2013, respectively)	351	346
Additional paid-in capital	79,393	71,101
Retained earnings	335,269	253,871

Total shareholders’ equity	415,013	325,318

Total Liabilities and Shareholders’ Equity	$568,094	$464,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of U.S. dollars, except share data)

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Revenues	$167,657	$155,557	$517,770	$481,608
Cost of revenues	(150,374)	(139,302)	(461,312)	(429,261)

Gross profit	17,283	16,255	56,458	52,347
Selling, general and administrative expenses	(7,352)	(6,801)	(20,959)	(18,447)
Income related to flooding, net	38,151	11,419	44,748	21,064

Operating income	48,082	20,873	80,247	54,964
Interest income	560	302	1,262	761
Interest expense	(172)	(239)	(566)	(788)
Foreign exchange (loss) gain, net	(254)	978	46	1,085
Other income	173	139	544	512

Income before income taxes	48,389	22,053	81,533	56,534
Income tax expense	(727)	(927)	(135)	(2,707)

Net income	$47,662	$21,126	$81,398	$53,827

Earnings per share
Basic	$1.36	$0.61	$2.33	$1.56
Diluted	1.33	0.61	2.29	1.55
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	35,078	34,596	34,878	34,532
Diluted	35,790	34,909	35,504	34,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of U.S. dollars)

	Nine Months Ended
	March 28, 2014	March 29, 2013
Cash flows from operating activities
Net income for the period	$81,398	$53,827
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	7,685	7,512
Amortization of intangibles	72	185
Gain on disposal of property, plant and equipment	(1)	(23)
Income related to flooding	(45,211)	(21,064)
Proceeds from insurers for business interruption losses related to flooding	—	4,741
Proceeds from insurers for inventory losses related to flooding	7,416	11,419
Reversal of allowance for doubtful accounts	(62)	(94)
Unrealized loss (gain) on exchange rate and fair value of derivative	1,027	(1,566)
Share-based compensation	4,538	3,969
Deferred income tax	(132)	1,615
Other non-cash expenses	255	598
Reversal of uncertain tax positions	(1,538)	—
Inventory obsolescence (reversal of)	673	(589)
Changes in operating assets and liabilities
Trade accounts receivable	37	3,421
Inventory	(19,537)	8,945
Other current assets and non-current assets	(889)	(2,775)
Trade accounts payable	24,392	(11,671)
Income tax payable	351	818
Other current liabilities and non-current liabilities	5,642	48
Liabilities to third parties due to flood losses	(7,512)	(8,059)

Net cash provided by operating activities	58,604	51,257

Cash flows from investing activities
Purchase of property, plant and equipment	(7,280)	(8,634)
Purchase of intangibles	(1)	(1)
Proceeds from disposal of property, plant and equipment	1	25
Proceeds from insurers in settlement of claims related to flood damage	37,795	4,904

Net cash provided by (used in) investing activities	30,515	(3,706)

Cash flows from financing activities
Repayment of long-term loans from bank	(7,251)	(7,251)
Proceeds from issuance of ordinary shares under employee share option plans	3,956	528
Withholding tax related to net share settlement of restricted share units	(198)	(21)

Net cash used in financing activities	(3,493)	(6,744)

Net increase in cash and cash equivalents	85,626	40,807

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	149,716	115,507
Increase in cash and cash equivalents	85,626	40,807
Effect of exchange rate on cash and cash equivalents	(1,678)	1,165

Cash and cash equivalents at end of period	$233,664	$157,479

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

•

Fabrinet AB, incorporated in Sweden on September 29, 2010, which is in liquidation process The Company does not expect that the liquidation will have an effect on its consolidated financial statements.

Asia Pacific Growth Fund III, L.P. and its affiliates held 17.6% and 17.8% of Fabrinet’s share capital (fully diluted) as of March 28, 2014 and June 28, 2013, respectively. The Company has no commercial transactions with Asia Pacific Growth Fund III, L.P. and its affiliates.

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

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended March 28, 2014 and March 29, 2013 each consisted of 13 weeks. The nine months ended March 28, 2014 and March 29, 2013 each consisted of 39 weeks. Fiscal year 2014 will be comprised of 52 weeks and will end on June 27, 2014.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and accounts receivable.

As of March 28, 2014, the Company’s cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. The Company had two customers that each contributed to 10% or more of its total accounts receivable as of March 28, 2014 and June 28, 2013, respectively.

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

	Three Months Ended
	March 28, 2014	March 29, 2013
Net income attributable to shareholders	$47,662	$21,126
Weighted average number of ordinary shares outstanding (thousands of shares)	35,078	34,596

Basic earnings per ordinary share	$1.36	$0.61

	Nine Months Ended
	March 28, 2014	March 29, 2013
Net income attributable to shareholders	$81,398	$53,827
Weighted average number of ordinary shares outstanding (thousands of shares)	34,878	34,532

Basic earnings per ordinary share	$2.33	$1.56

Diluted earnings per ordinary share is computed by dividing reported net income by the weighted average number of ordinary shares and dilutive ordinary equivalent shares outstanding during each period. Dilutive ordinary equivalent shares consist of share options and restricted shares. Diluted earnings per ordinary share is calculated as follows:

	Three Months Ended
	March 28, 2014	March 29, 2013
Net income used to determine diluted earnings per ordinary share	$47,662	$21,126
Weighted average number of ordinary shares outstanding (thousands of shares)	35,078	34,596
Adjustment for incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	712	313

Weighted average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	35,790	34,909

Diluted earnings per ordinary share	$1.33	$0.61

	Nine Months Ended
	March 28, 2014	March 29, 2013
Net income used to determine diluted earnings per ordinary share	$81,398	$53,827
Weighted average number of ordinary shares outstanding (thousands of shares)	34,878	34,532
Adjustment for incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	626	262

Weighted average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	35,504	34,794

Diluted earnings per ordinary share	$2.29	$1.55
Outstanding share options excluded in the computation of diluted earnings per ordinary share*	44,644	903,856

*	These share options were not included in the computation of diluted earnings per ordinary share for the three and nine months ended March 28, 2014 and March 29, 2013, respectively, because the exercise price of the options was greater than the average market price of the underlying shares.

4.	Fair value

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

The following table sets forth the Company’s applicable assets and liabilities measured at fair value on a recurring basis as of March 28, 2014:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative assets (1)	—	56	—	56
Derivative liabilities(2)	—	172	—	172

Net liabilities measured at fair value	$—	$116	$—	$116

(1)	Foreign currency options with notional amount of $23.0 million.
(2)	Foreign currency forward contracts with notional amount of $6.0 million and CAD 1.7 million.

The following table sets forth the Company’s applicable assets and liabilities measured at fair value on a recurring basis as of June 28, 2013:

	Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative liabilities(3)	—	766	—	766

Net liabilities measured at fair value	$—	$766	$—	$766

(3)	Foreign currency options with notional amount of $5.0 million and forward contracts with notional amount of $23.0 million and CAD 1.2 million.

The Company uses foreign currency forward contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change. The Company has not designated such foreign currency forward contracts as hedging instruments under the accounting standard for derivatives and hedging. The forward exchange contracts and option contracts outstanding as of March 28, 2014 and June 28, 2013 had a maturity in one to six months duration. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard.

The derivative assets and liabilities are classified in other current assets and accrued expenses, respectively, on the condensed consolidated balance sheet. The change in the fair value of the derivatives is recorded in foreign exchange (loss) gain on the condensed consolidated statement of operations.

5.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts for the nine months ended March 28, 2014 and March 29, 2013 were as follows:

	Balance at Beginning of Period	Credited to Income	Balance at End of Period
Nine months ended March 28, 2014	$109	$(62)	$47
Nine months ended March 29, 2013	$203	$(94)	$109

6.	Inventory

	March 28, 2014	June 28, 2013
Raw materials	$37,277	$34,572
Work in progress	54,152	43,806
Finished goods	10,735	7,342
Goods in transit	8,452	5,359

	110,616	91,079
Less: Inventory obsolescence	(2,790)	(2,117)

Inventory, net	$107,826	$88,962

7.	Intangibles

The following tables present details of the Company’s intangibles:

	March 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,459	$(3,366)	$93

Total intangibles	$3,459	$(3,366)	$93

	June 28, 2013
	Gross Carrying Amount	Accumulated Amortization	Net
Software	$3,458	$(3,294)	$164

Total intangibles	$3,458	$(3,294)	$164

The Company recorded amortization expense relating to intangibles of $21 and $43 for the three months ended March 28, 2014 and March 29, 2013, respectively, and $72 and $185 for the nine months ended March 28, 2014 and March 29, 2013, respectively.

Based on the carrying amount of intangibles as of March 28, 2014, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year below is as follows:

2014	$21
2015	64
2016	5
2017	2
Thereafter	1

Total amortization	$93

8.	Borrowings

Bank borrowings and long-term debt was comprised of the following:

	March 28, 2014	June 28, 2013
Long-term loans from bank	$21,660	$28,911

Total borrowings	$21,660	$28,911

Long-term loans from bank consisted of:
Current portion	$9,660	$9,668
Non-current portion	$12,000	$19,243

As of March 28, 2014 and June 28, 2013, the Company had outstanding borrowings under long-term loan agreements with banks totaling $21,660 and $28,911, respectively, which consisted of:

Contract No.	Amount		Interest Rate (%)	Conditions	Repayment Term
	March 28, 2014	June 28, 2013
1	$18,000	$22,500	LIBOR(1) + 2.8% per annum	Repayable in quarterly installments within 6 years	June 2012 to March 2017
2	3,660	6,411	SIBOR(2) + 1.5% per annum	Repayable in quarterly installments within 8 years	May 2009 to February 2015

Total	$21,660	$28,911

(1)	LIBOR is London Interbank Offered Rate.
(2)	SIBOR is Singapore Interbank Offered Rate.

Certain of the long-term loans are secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral was $21,102 and $21,815 as of March 28, 2014 and June 28, 2013, respectively. The carrying amounts of borrowings approximate their fair value.

The long-term loans prescribe maximum ratios of debt to equity and minimum levels of debt service coverage ratios. As of March 28, 2014 and June 28, 2013, the Company was in compliance with its long-term loan agreements. In addition to financial ratios, certain of the Company’s packing credits and long-term loans include customary events of default.

The movements of long-term loans were as follows for the nine months ended March 28, 2014 and March 29, 2013:

	Nine Months Ended
	March 28, 2014	March 29, 2013
Opening net book amount	$28,911	$38,579
Repayment during the period	(7,251)	(7,251)

Closing net book amount	$21,660	$31,328

Subsequent to the quarter-end:

(a)	On April 25, 2014, a subsidiary entered into an amendment to the long-term loan contract No.1. Under the amendment of the contract, the long-term loan is secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral as of March 28, 2014 was $52,894. The subsidiary is also required to comply with the maximum ratios of debt to equity and minimum levels of debt service coverage ratios and Fabrinet must maintain effective shareholding ratio.

(b)	On April 28, 2014, the subsidiary made an early repayment of long-term loan contract No.2 which included principal, interest expense and an early repayment fee of $3,707. As of March 28, 2014, this loan was classified in long-term loans from bank, current portion.

As of March 28, 2014, future maturities of long-term debt were as follows at the end of each fiscal year below:

2014	$5,160
2015	6,000
2016	6,000
2017	4,500

Total	$21,660

Credit facilities:

Undrawn available credit facilities as of March 28, 2014 and June 28, 2013 were as follows:

	March 28, 2014	June 28, 2013
Bank borrowings:
Short-term loans	$5,228	$5,461

9.	Income taxes

As of March 28, 2014 and June 28, 2013, the liability for uncertain tax positions including accrued interest and penalties decreased to $379 and $1,835, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.

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

The effective tax rate for the Company for the three months ended March 28, 2014 and March 29, 2013 was 1.5% and 4.2% of net income, respectively. The decrease in the effective tax rate for the three months ended March 28, 2014 was due to the fact that the Company had higher net income during the period, primarily as a result of income related to flooding of $38,151 that was not subject to income tax, as compared to the three months ended March 29, 2013.

The effective tax rate for the Company for the nine months ended March 28, 2014 and March 29, 2013 was 0.2% and 4.8% of net income, respectively. The decrease in the effective tax rate for the nine months ended March 28, 2014 was primarily due to the reversal of liability for uncertain tax positions, including accrued interest, of $1,538 and increase in deferred tax assets of $562 and also the fact that the Company had a higher net income during the period as a result of income related to flooding of $44,748 that was not subject to income tax, as compared to the reversal of liability for uncertain tax positions of $588 for the nine months ended March 29, 2013.

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

The effect of recording share-based compensation expense for the three and nine months ended March 28, 2014 and March 29, 2013 was as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Share-based compensation expense by type of award:
Share options	$172	$435	$710	$1,575
Restricted share units	1,306	902	3,828	2,394

Total share-based compensation expense	1,478	1,337	4,538	3,969

Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$1,478	$1,337	$4,538	$3,969

Share-based compensation expense was recorded in the condensed consolidated statements of operations as follows: cost of revenues of $290 and $275 for the three months ended March 28, 2014 and March 29, 2013, respectively, and $888 and $919 for the nine months ended March 28, 2014 and March 29, 2013, respectively; and SG&A expenses of $1,188 and $1,062 for the three months ended March 28, 2014 and March 29, 2013, respectively, and $3,650 and $3,050 for the nine months ended March 28, 2014 and March 29, 2013, respectively. The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and nine months ended March 28, 2014 and March 29, 2013.

Share-based award activity

Share options have been granted to directors and employees. As of March 28, 2014, there were 15,040 share options outstanding under the Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

On March 12, 2010, Fabrinet’s shareholders adopted the 2010 Performance Incentive Plan (the “2010 Plan”). On December 20, 2010 and December 20, 2012, Fabrinet’s shareholders adopted amendments to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan by 500,000 and 3,700,000 shares, respectively. A total of 5,700,000 ordinary shares are authorized for issuance under the 2010 Plan, plus any shares subject to share options under the 1999 Plan outstanding as of June 24, 2010, that expire, are canceled or terminate after such date. As of March 28, 2014, there were an aggregate of 907,195 share options outstanding, 838,634 restricted share units outstanding, and 3,444,100 ordinary shares available for future grant under the 2010 Plan.

Share options

Fabrinet’s board of directors has the authority to determine the type of option and the number of shares subject to an option. Options generally vest and become exercisable over four years and expire, if not exercised, within seven years of the grant date. In the case of a grantee’s first grant, 25 percent of the underlying shares subject to an option vest 12 months after the vesting commencement date and 1/48 of the underlying shares vest monthly over each of the subsequent 36 months. In the case of any additional grants to a grantee, 1/48 of the underlying shares subject to an option vest monthly over four years, commencing one month after the vesting commencement date.

The following summarizes share option activity under the 1999 Plan:

	Number of Shares Underlying Options		Weighted-Average Exercise Price Per Share
	Nine Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Shares underlying options outstanding at beginning of the period	104,078	189,540	$5.38	$5.18
Granted	—	—	—	—
Exercised	(87,288)	(77,747)	5.35	4.98
Forfeited	(350)	—	6.11	—
Expired	(1,400)	—	5.50	—

Shares underlying options outstanding at end of the period	15,040	111,793	$5.51	$5.32

Shares underlying options exercisable at end of the period	15,040	86,646	$5.51	$5.19

The following summarizes information for share options outstanding as of March 28, 2014 under the 1999 Plan:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	525	4.25	0.42
	500	4.75	0.67
	2,100	5.00	0.88
	1,400	5.25	1.11
	10,465	5.75	2.38
	50	6.25	3.11

Options outstanding	15,040		1.93	$224

Options exercisable	15,040		1.93	$224

As of March 28, 2014, there is no estimated share-based compensation expense related to share options under the 1999 Plan that remains to be recorded and amortized.

The following summarizes share option activity under the 2010 Plan:

	Number of Shares Underlying Options		Weighted-Average Exercise Price Per Share
	Nine Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Shares underlying options outstanding at beginning of the period	1,173,233	1,280,750	$16.25	$16.32
Granted	—	—	—	—
Exercised	(224,186)	(9,376)	15.56	15.16
Forfeited	(12,404)	(24,262)	16.46	17.52
Expired	(29,448)	(48,725)	17.47	17.00

Shares underlying options outstanding at end of the period	907,195	1,198,387	$16.38	$16.28

Shares underlying options exercisable at end of the period	625,636	593,742	$16.65	$16.48

The following summarizes information for share options outstanding as of March 28, 2014 under the 2010 Plan:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	8,368	$13.77	3.41
	465,143	16.83	3.55
	30,000	15.05	3.61
	26,844	25.50	3.80
	7,400	26.16	3.85
	10,400	23.62	4.10
	109,560	15.16	4.39
	215,159	14.12	4.62
	26,510	19.36	4.87
	5,550	18.60	4.93
	2,261	12.83	5.12

Options outstanding	907,195		3.97	$3,839

Options exercisable	625,636		3.87	$2,502

As of March 28, 2014, $289 of estimated share-based compensation expense related to share options under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 1.30 years.

Restricted share units

Restricted share units are one type of share-based award that may be granted under the 2010 Plan. Restricted share units granted to non-employee directors generally cliff vest 100% on the first of January, following the next annual meeting of shareholders, approximately one year from the grant date, provided the director continues to serve through such date. Restricted share units granted to employees generally vest in four equal installments over four years on each anniversary of the vesting commencement date.

The following summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares Underlying Restricted Share Units		Weighted-Average Grant Date Fair Value Per Share
	Nine Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Unvested balance at beginning of the period	545,668	168,275	$12.81	$14.44
Granted	475,838	453,110	15.31	12.38
Issued	(170,468)	(70,313)	12.93	14.13
Forfeited	(12,404)	(4,325)	14.60	13.12

Unvested balance at end of the period	838,634	546,747	$14.18	$12.78

As of March 28, 2014, $6,214 of estimated share-based compensation expense related to restricted share units under the 2010 Plan remains to be recorded. That cost is expected to be recorded over an estimated amortization period of 2.99 years.

For the nine months ended March 28, 2014, the Company withheld an aggregate of 12,143 shares upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. During the nine months ended March 28, 2014, the Company then remitted cash of $198 to the appropriate taxing authorities, and presented it in a financing activity within the condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

11.	Shareholders’ equity

Share capital

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the nine months ended March 28, 2014, Fabrinet issued 311,474 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $12.70 per share, and 158,325 ordinary shares upon the vesting of restricted share units, net of shares withheld.

For the nine months ended March 29, 2013, Fabrinet issued 87,123 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $6.08 per share, and 68,383 ordinary shares upon the vesting of restricted share units, net of shares withheld.

All such issued shares are fully paid.

12.	Commitments and contingencies

Bank guarantees

As of March 28, 2014 and June 28, 2013, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $322 and $336, respectively.

Operating lease commitments

The Company leases a portion of certain land and buildings for its facilities in China and New Jersey, under operating lease arrangements that expire in various calendar years through 2020. Rental expense under these operating leases amounted to $667 and $585 for the nine months ended March 28, 2014 and March 29, 2013, respectively.

As of March 28, 2014, the future minimum lease payments due under non-cancelable leases were as follows at the end of each fiscal year below:

2014	247
2015	989
2016	943
2017	928
2018	928
Thereafter	720

Total minimum operating lease payments	$4,755

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

As of March 28, 2014, there were no outstanding capital expenditure commitments.

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

Contingent liability

In the first week of October 2013, the Company authorized a customer to return a number of units of its product manufactured at the Company’s Pinehurst facility, due to functional failure. After investigation, the Company found that the affected products were produced during the first quarter of fiscal 2014. On March 28, 2014, the Company entered into a settlement agreement with the customer for the losses as a result of the product failure. The settled amount was $487 and recorded in the nine months ended March 28, 2014.

13.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of March 28, 2014, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following tables present total revenues by geographic regions:

	Three Months Ended
	March 28, 2014	March 29, 2013
North America	$84,842	$72,333
Asia-Pacific	53,680	52,627
Europe	29,135	30,597

	$167,657	$155,557

	Nine Months Ended
	March 28, 2014	March 29, 2013
North America	$247,993	$225,084
Asia-Pacific	171,373	163,371
Europe	98,404	93,153

	$517,770	$481,608

Total revenues are attributed to a particular geographic area based on the bill-to location of the customer. As of March 28, 2014, the Company had approximately $311 of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

14.	Income related to flooding

The Company suspended production at all of its manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 because of severe flooding in Thailand. The Company never resumed, and has permanently ceased, production at its Chokchai facility. The Company submitted claims for losses to its insurance companies, all of which have been settled as of March 28, 2014.

The Company recognized $38,614 and $45,211 as income related to flooding in the three and nine months ended March 28, 2014, respectively, towards full and final settlement of the Company’s owned and consigned equipment and inventory claims. This income was offset by the recognition of $463 of other expenses in connection with write-offs of advance payments to a customer due to flood losses.

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

During the nine months ended March 28, 2014, the Company made a cash payment of $5,250 and transferred equipment, with an aggregate value of $2,300, to a customer towards full and final settlement for any and all flood-related losses in accordance with the settlement agreement entered into during fiscal 2013 with such customer. In addition, during the nine months ended March 28, 2014, the Company fulfilled its obligations to a customer’s insurers by making a payment of $2,167 for full and final settlement of the Company’s liability to such insurer for damages to customer-owned inventory, which occurred during the flooding in accordance with the settlement agreement entered into during fiscal 2013. The Company also made a cash payment of $95 towards the other flood-related settlements during the nine months ended March 28, 2014.

During the nine months ended March 29, 2013, the Company entered into settlement agreements with three of its customers relating to the Company’s liability for the customers’ losses as a result of the flooding and made an initial aggregate payment of $8,059 to such customers.

15.	Subsequent events

As discussed in the note 8, subsequent to the quarter-end;

(a)	On April 25, 2014, a subsidiary entered into an amendment to the long-term loan contract No.1. Under the amendment of the contract, the long-term loan is secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral as of March 28, 2014 was $52,894. The subsidiary is also required to comply with the maximum ratios of debt to equity and minimum levels of debt service coverage ratios and Fabrinet must maintain effective shareholding ratio.

(b)	On April 28, 2014, the subsidiary made an early repayment of long-term loan contract No.2 which included principal, interest expense and early repayment fee of $3,707. As of March 28, 2014, this loan classified in long-term loans from bank, current portion.

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

•

our expectation that the portion of our future revenues attributable to customers in regions outside of North America will remain flat as compared to the portion of our revenues that came from customers in regions outside of North America for the nine months ended March 28, 2014;

•

our expectation that we will incur significant incremental costs of revenue as a result of our continued diversification into the industrial lasers and sensors markets and other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal 2014 Selling, General and Administrative (SG&A) expenses will increase on an absolute dollar basis and remain flat as a percentage of revenue compared to fiscal 2013;

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

Thailand Flooding

We suspended production at all of our manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 because of severe flooding in Thailand. We never resumed, and have permanently ceased, production at our Chokchai facility. We submitted claims for losses to our insurance companies, all of which have been settled as of March 28, 2014.

We recognized $38.6 million and $45.2 million as income related to flooding in the three and nine months ended March 28, 2014, respectively, towards full and final settlement of our owned and consigned equipment and inventory claims. This income was offset by the recognition of $0.5 million of other expenses in connection with write-offs of advance payments to a customer due to flood losses.

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

During the nine months ended March 28, 2014, we made a cash payment of $5.2 million and transferred equipment, with an aggregate value of $2.3 million, to a customer towards full and final settlement for any and all flood-related losses to this customer in accordance with the settlement agreement entered into during fiscal 2013 with such customer. In addition, during the nine months ended March 28, 2014, we fulfilled ours obligations to a customer’s insurers by making a payment of $2.2 million for full and final settlement of our liability to such insurer for damages to customer-owned inventory, which occurred during the flooding in accordance with the settlement agreement entered into during fiscal 2013 with such insurer. We also made a cash payment of $0.1 million towards the other flood-related settlements during the nine months ended March 28, 2014.

During the nine months ended March 29, 2013, we entered into settlement agreements with three of our customers relating to our liability for the customers’ losses as a result of the flooding and made an initial aggregate payment of $8.1 million to such customers.

Revenues

Our total revenues increased by $12.1 million, or 7.8%, to $167.7 million for the three months ended March 28, 2014, as compared to $155.6 million for the three months ended March 29, 2013. Our total revenues increased by $36.2 million, or 7.5%, to $517.8 million for the nine months ended March 28, 2014, as compared to $481.6 million for the nine months ended March 29, 2013. The increases were primarily due to an increase in customers demand for our optical communications manufacturing services during the three and nine months ended March 28, 2014.

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

The percentage of our revenues generated from the bill-to location outside of North America decreased from 53.5% in the three months ended March 29, 2013 to 49.4% in the three months ended March 28, 2014 and from 53.3% in the nine months ended March 29, 2013 to 52.1% in the nine months ended March 28, 2014, primarily as a result of an decrease in sales volume attributable to our customers in regions outside of North America. We expect that the portion of our future revenues attributable to customers in regions outside North America will remain flat as compared to the nine months ended March 28, 2014.

The following table presents percentages of total revenues by geographic regions:

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
North America	50.6%	46.5%	47.9%	46.7%
Asia-Pacific	32.0	33.8	33.1	33.9
Europe	17.4	19.7	19.0	19.4

	100.0%	100.0%	100.0%	100.0%

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

During the three and nine months ended March 28, 2014, discretionary merit-based bonus awards were made to our non-executive employees. Charges included in cost of revenues for bonus distributions to non-executive employees were $0.5 million and $0.5 million for the three months ended March 28, 2014 and March 29, 2013, respectively, and $1.6 million and $1.5 million for the nine months ended March 28, 2014 and March 29, 2013, respectively.

Share-based compensation expense included in cost of revenues was $0.3 million and $0.3 million for the three months ended March 28, 2014 and March 29, 2013, respectively, and $0.9 million and $0.9 million for the nine months ended March 28, 2014 and March 29, 2013, respectively.

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

Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $0.7 million and $0.5 million for the three months ended March 28, 2014 and March 29, 2013, respectively, and $2.2 million and $1.1 million for the nine months ended March 28, 2014 and March 29, 2013, respectively.

Share-based compensation expense included in SG&A expenses was $1.2 million and $1.1 million for the three months ended March 28, 2014 and March 29, 2013, respectively, and $3.7 million and $3.1 million for the nine months ended March 28, 2014 and March 29, 2013, respectively.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of March 30, 2012, we had drawn down the entire $30.0 million available under the term loan facility. Borrowings and interest under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of March 28, 2014, we had outstanding borrowings under the term loan facility of $18.0 million. Under the terms of the cross currency swap arrangement, amounts drawn in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum.

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

As of March 28, 2014 and June 28, 2013, we had outstanding foreign currency assets and liabilities in Thai baht and RMB as follows:

	March 28, 2014			June 28, 2013
	Currency	$	%	Currency	$	%
	(in thousands, except percentages)
Assets
Thai baht	1,873,337	57,606	75.5	567,561	18,232	51.6
RMB	99,936	18,692	24.5	105,680	17,104	48.4

		76,298	100.0		35,336	100.0

Liabilities
Thai baht	855,148	26,296	88.4	585,364	18,804	88.4
RMB	21,292	3,463	11.6	15,308	2,478	11.6

		29,759	100.0		21,282	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of March 28, 2014, there were $6.0 million in selling forward contracts and $23.0 million in put option contracts outstanding on the Thai baht payables and as of June 28, 2013, there were $23.0 million in selling forward contracts and $5.0 million in put option contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of March 28, 2014 and June 28, 2013, we did not have any selling RMB to U.S. dollar forward contracts.

As of March 28, 2014, unrealized loss from the fair market value of derivatives amounted to $0.1 million, and as of June 28, 2013, unrealized gain from the fair market value of derivatives amounted to $0.8 million.

Currency Regulation and Dividend Distribution

Foreign exchange regulation in the PRC is primarily governed by the following rules:

•	Foreign Currency Administration Rules, as amended on August 5, 2008, or the Exchange Rules;

•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules; and

•

Notice on Perfecting Practices Concerning Foreign Exchange Settlement Regarding the Capital Contribution by Foreign-invested Enterprises, as promulgated by the State Administration of Foreign Exchange, or State Administration of Foreign Exchange (SAFE), on August 29, 2008, or Circular 142.

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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2013. There were no material changes to our critical accounting policies during the three and nine months ended March 28, 2014.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations. We believe that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(in thousands)
Revenues	$167,657	$155,557	$517,770	$481,608
Cost of revenues	(150,374)	(139,302)	(461,312)	(429,261)

Gross profit	17,283	16,255	56,458	52,347
Selling, general and administrative expenses	(7,352)	(6,801)	(20,959)	(18,447)
Income related to flooding, net	38,151	11,419	44,748	21,064

Operating income	48,082	20,873	80,247	54,964
Interest income	560	302	1,262	761
Interest expense	(172)	(239)	(566)	(788)
Foreign exchange (loss) gain, net	(254)	978	46	1,085
Other income	173	139	544	512

Income before income taxes	48,389	22,053	81,533	56,534
Income tax expense	(727)	(927)	(135)	(2,707)

Net income	$47,662	$21,126	$81,398	$53,827

The following table sets forth a summary of our unaudited condensed consolidated statements of operations as a percentage of total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(89.7)	(89.6)	(89.1)	(89.1)

Gross profit	10.3	10.4	10.9	10.9
Selling, general and administrative expenses	(4.4)	(4.4)	(4.0)	(3.8)
Income related to flooding, net	22.8	7.3	8.6	4.4

Operating income	28.7	13.4	15.5	11.4
Interest income	0.3	0.2	0.2	0.2
Interest expense	(0.1)	(0.2)	(0.1)	(0.2)
Foreign exchange (loss) gain, net	(0.2)	0.6	0.0	0.2
Other income	0.1	0.1	0.1	0.1

Income before income taxes	28.8	14.2	15.7	11.7
Income tax expense	(0.4)	(0.6)	0.0	(0.6)

Net income	28.4%	13.6%	15.7%	11.2%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(in thousands)
Optical communications	$119,770	$108,214	$374,040	$337,715
Lasers, sensors and other	47,887	47,343	143,730	143,893

Total	$167,657	$155,557	$517,770	$481,608

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three and Nine Months Ended March 28, 2014 to Three and Nine Months Ended March 29, 2013

Total revenues.

Our total revenues increased by $12.1 million, or 7.8%, to $167.7 million for the three months ended March 28, 2014, as compared to $155.6 million for the three months ended March 29, 2013. This increase was primarily due to an increase in customers demand for our optical communications manufacturing services during the three months ended March 28, 2014. Revenues from optical communications products represented 71.4% of our total revenues for the three months ended March 28, 2014, as compared to 69.6% for the three months ended March 29, 2013.

Our total revenues increased by $36.2 million, or 7.5%, to $517.8 million for the nine months ended March 28, 2014, as compared to $481.6 million for the nine months ended March 29, 2013. This increase was primarily due to an increase in customer demand for our optical communications manufacturing services during the nine months ended March 28, 2014. Revenues from optical communications products represented 72.2% of our total revenues for the nine months ended March 28, 2014, as compared to 70.1% for the nine months ended March 29, 2013.

Cost of revenues.

Our cost of revenues increased by $11.1 million, or 8.0%, to $150.4 million, or 89.7% of total revenues, for the three months ended March 28, 2014, as compared to $139.3 million, or 89.6% of total revenues, for the three months ended March 29, 2013. This increase was primarily due to an increase in production costs which were in-line with an increase in revenues during the three months ended March 28, 2014. Cost of revenues also included share-based compensation expense of $0.3 million for the three months ended March 28, 2014, as compared to $0.3 million for the three months ended March 29, 2013.

Our cost of revenues increased by $32.1 million, or 7.5%, to $461.3 million, or 89.1% of total revenues, for the nine months ended March 28, 2014, as compared to $429.3 million, or 89.1% of total revenues, for the nine months ended March 29, 2013. This increase was primarily due to an increase in production costs which were in-line with an increase in revenues during the nine months ended March 28, 2014. Cost of revenues also included share-based compensation expense of $0.9 million for the nine months ended March 28, 2014, as compared to $0.9 million for the nine months ended March 29, 2013.

Gross profit.

Our gross profit increased by $1.0 million, or 6.3%, to $17.3 million, or 10.3% of total revenues, for the three months ended March 28, 2014, as compared to $16.3 million, or 10.4% of total revenues, for the three months ended March 29, 2013. Our gross profit increased by $4.1 million, or 7.9% to $56.5 million, or 10.9% of total revenues, for the nine months ended March 28, 2014, as compared to $52.3 million, or 10.9% of total revenues, for the nine months ended March 29, 2013.

The slight decrease in gross profit margin during the three and nine months ended March 28, 2014, as compared to the three and nine months ended March 29, 2013, was related to an increase in production costs during the three and nine months ended March 28, 2014.

SG&A expenses.

Our SG&A expenses increased by $0.6 million, or 8.1%, to $7.4 million, or 4.4% of total revenues, for the three months ended March 28, 2014, as compared to $6.8 million, or 4.4% of total revenues, for the three months ended March 29, 2013. Our SG&A expenses increased in absolute dollars and remained flat as a percentage of revenue due primarily to the $0.5 million in severance and related payments to an executive who left the Company in March 2014. We also recorded share-based compensation charges of $1.2 million for the three months ended March 28, 2014, as compared to $1.1 million for the three months ended March 29, 2013.

Our SG&A expenses increased by $2.5 million, or 13.6%, to $21.0 million, or 4.1% of total revenues, for the nine months ended March 28, 2014, as compared to $18.4 million, or 3.8% of total revenues, for the nine months ended March 29, 2013. Our SG&A expenses increased in absolute dollars and as a percentage of revenues due primarily to a $1.7 million increase in accrued executive bonuses, salaries and other benefits and the recognition of $0.2 million in expenses in connection with our efforts to grow our business and the $0.5 million in severance and related payments to an executive who left from the Company in March 2014, for the nine months ended March 28, 2014, as compared to the nine months ended March 29, 2013. We also recorded share-based compensation charges of $3.7 million for the nine months ended March 28, 2014, as compared to $3.1 million for the nine months ended March 29, 2013.

Income related to flooding.

In the three months ended March 28, 2014, we recognized income related to flooding of $38.6 million towards full and final settlement of our owned and consigned equipment and inventory claims. This income was off-set by a recognition of $0.5 million of other expenses in connection with write-offs of advance payment to a customer due to flood losses. In the three months ended March 29, 2013, we recognized income related to flooding of $11.4 million as a result of an interim payment from our insurers against our claim for owned inventory losses.

In the nine months ended March 28, 2014, we recognized income related to flooding of $45.2 million towards full and final settlement of our owned and consigned equipment and inventory claims. This income was off-set by a recognition of $0.5 million of other expenses in connection with write-offs of advance payment to a customer due to flood losses. In the nine months ended March 29, 2013, we recognized income related to flooding of $21.0 million, which consisted of an interim payment from our insurers of $11.4 million against our claims for owned inventory losses, an interim payment from our insurers of $4.8 million against our claims for owned equipment losses, an interim payment of $4.7 million against our claims for business interruption losses and a payment of $0.1 million in full and final settlement of our claim for damage to our buildings at Pinehurst.

Operating income.

Our operating income increased by $27.2 million to $48.1 million, or 28.7% of total revenues, for the three months ended March 28, 2014, as compared to $20.9 million, or 13.4% of total revenues, for the three months ended March 29, 2013.

Our operating income increased by $25.3 million to $80.2 million, or 15.5% of total revenues, for the nine months ended March 28, 2014, as compared to $55.0 million, or 11.4% of total revenues, for the nine months ended March 29, 2013.

Interest income.

Our interest income increased by $0.3 million to $0.6 million for the three months ended March 28, 2014, as compared to $0.3 million for the three months ended March 29, 2013. Our interest income increased by $0.5 million to $1.3 million for the nine months ended March 28, 2014, as compared to $0.8 million for the nine months ended March 29, 2013. This increase was due to increase in cash and cash equivalent balances and an increase in interest rates.

Interest expense.

Our interest expense remained flat at $0.2 million for the three months ended March 28, 2014, as compared to $0.2 million for the three months ended March 29, 2013. Our interest expense decreased by $0.2 million to $0.6 million for the nine months ended March 28, 2014, as compared to $0.8 million for the nine months ended March 29, 2013. This decrease was due to repayment of long-term loan balances during the period.

Income before income taxes.

We recorded income before income taxes of $48.4 million and $81.5 million for the three and nine months ended March 28, 2014, respectively, as compared to income before income taxes of $22.1 million and $56.5 million for the three and nine months ended March 29, 2013, respectively.

Income tax expense.

Our provision for income tax reflects an effective tax rate of 1.5% for the three months ended March 28, 2014, as compared to an effective tax rate of 4.2% for the three months ended March 29, 2013. The decrease in effective tax rate for the three months ended March 28, 2014 was primarily due to the fact that we had a higher portion of net income during the period, primarily from income related to flooding of $38.2 million that was not subject to income tax, as compared to the three months ended March 29, 2013.

Our provision for income tax reflects an effective tax rate of 0.2% for the nine months ended March 28, 2014, as compared to an effective tax rate of 4.8% for the nine months ended March 29, 2013. The decrease in effective tax rate for the nine months ended March 28, 2014 was primarily due to the reversal of liability for uncertain tax positions, including accrued interest of $1.5 million and increase in deferred tax assets of $0.6 million and the fact that we had a higher portion of net income during the period, primarily from income related to flooding of $44.7 million that was is not subject to income tax, as compared to the reversal of liability for uncertain tax positions of $0.6 million for the nine months ended March 29, 2013.

Net income.

We recorded net income of $47.7 million, or 28.4% of total revenues, for the three months ended March 28, 2014, as compared to $21.1 million, or 13.6% of total revenues, for the three months ended March 29, 2013.

We recorded net income of $81.4 million, or 15.7% of total revenues, for the nine months ended March 28, 2014, as compared to $53.8 million, or 11.2% of total revenues, for the nine months ended March 29, 2013.

Liquidity and Capital Resources

Cash Flows and Working Capital

We have primarily financed our operations through cash flow from operations. As of March 28, 2014, we had approximately $233.7 million in cash and cash equivalents and approximately $21.7 million of outstanding debt. As of March 29, 2013, we had approximately $157.5 million in cash and cash equivalents and approximately $31.3 million of outstanding debt.

Our cash and cash equivalents primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less which are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents was 1.1% and 1.0%, for the three and nine months ended March 28, 2014, respectively, and 0.9% and 0.9%, for the three and nine months ended March 29, 2013, respectively.

As of March 28, 2014, we submitted claims for losses to our insurance companies for flood related losses, all of which have been settled as of March 28, 2014. We recognized $38.6 million and $45.2 million as income related to flooding in the three and nine months ended March 28, 2014, respectively, towards full and final settlement of our owned and consigned equipment and inventory claims. This income was offset by the recognition of $0.5 million of other expense in connection with write-offs of advance payments to a customer due to flood losses.

In the three months ended March 29, 2013, we received an interim payment of $11.4 million from its insurers against our claims for owned inventory losses. In the nine months ended March 29, 2013, we received an interim payment of $11.4 million from our insurers against our claims for owned inventory losses, an interim payment of $4.8 million from our insurers against our claims for owned equipment losses, an interim payment of $4.7 million against our claims for business interruption losses and a payment of $0.1 million as full and final settlement of our claim for damage to our buildings at Pinehurst.

During the nine months ended March 28, 2014, we made a cash payment of $5.2 million and transferred equipment, with an aggregate value of $2.3 million, to a customer towards full and final settlement for any and all flood-related losses incurred by this customer in accordance with the settlement agreement entered into during fiscal 2013 with such customer. In addition, during the nine months ended March 28, 2014, we fulfilled our obligations to a customer’s insurers by making a payment of $2.2 million for full and final settlement of our liability to such insurer for damages to customer-owned inventory, which occurred during the flooding in accordance with a settlement agreement entered into during fiscal 2013 with such insurer. We also made a cash payment of $0.1 million towards the other flood-related settlements during the nine months ended March 28, 2014.

During the nine months ended March 29, 2013, we entered into settlement agreements with three of our customers relating to our liability for the customers’ losses as a result of the flooding and made an initial aggregate payment of $8.1 million to such customers.

We believe that our current cash and cash equivalents, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.

We believe that our current manufacturing capacity is sufficient to meet anticipated production requirements for at least the next 12 months. We maintain a long-term credit facility associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 36 months. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay this obligation.

The following table shows our net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods indicated:

	Nine Months Ended
	March 28, 2014	March 29, 2013
	(in thousands)
Net cash provided by operating activities	$58,604	$51,257
Net cash provided by (used in) investing activities	30,515	(3,706)
Net cash used in financing activities	(3,493)	(6,744)
Net increase in cash and cash equivalents	85,626	40,807
Cash and cash equivalents, beginning of period	149,716	115,507
Cash and cash equivalents, end of period	233,664	157,479

Operating Activities

Net cash provided by operating activities increased by $7.3 million, or 14.3%, to $58.6 million for the nine months ended March 28, 2014, as compared to net cash provided by operating activities of $51.3 million for the nine months ended March 29, 2013. This increase was primarily due to an increase in net income from operations and a decrease in cash payment to vendors which were offset by a decrease in proceeds from insurers for business interruption and inventory losses related to flooding.

Investing Activities

Net cash provided by investing activities increased by $34.2 million, or 923.4%, to $30.5 million for the nine months ended March 28, 2014, as compared to net cash used in investing activities $3.7 million for the nine months ended March 29, 2013. This increase in net cash provided by investing activities was primarily due to an increase in proceeds from insurers for flood-related losses of equipment.

Financing Activities

Net cash used in financing activities decreased by $3.3 million, or 48.2%, to $3.5 million for the nine months ended March 28, 2014, as compared to $6.7 million for the nine months ended March 29, 2013. This decrease in net cash used in financing activities was primarily due to an increase in proceeds from employee share option exercises.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents totaling $233.7 million and $149.7 million as of March 28, 2014 and June 28, 2013, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the nine months ended March 28, 2014 and March 29, 2013, our interest income would have decreased by approximately $0.1 million and $0.1 million, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate, or SIBOR, and the London Inter-Bank Offered Rate, or LIBOR, plus an additional margin, depending on the lending institution. If the SIBOR and the LIBOR had increased by 100 basis points during the nine months ended March 28, 2014 and March 29, 2013, our interest expense would have increased by approximately $0.2 million and $0.2 million, respectively, assuming consistent borrowing levels.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of March 30, 2012, we had drawn down the entire $30.0 million available under the term loan facility. Borrowings and interest under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of March 28, 2014, we had outstanding borrowings under the term loan facility of $18.0 million. Under the terms of the cross currency interest rate swap arrangement, all amounts drawn down in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month U.S. LIBOR plus 2.8% per annum.

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to six months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign currency losses of $0.3 million and foreign currency gain of $0.1 million during the three and nine months ended March 28, 2014, respectively, and foreign currency gains of $1.0 million and $1.1 million during the three and nine months ended March 29, 2013, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB as of March 28, 2014 and June 28, 2013 would have resulted in an increase in our net dollar position of approximately $5.2 million and $1.8 million, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of March 28, 2014, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have depended, and will continue to depend, upon a relatively small number of customers for a significant percentage of our total revenues. During the three months ended March 28, 2014 and March 29, 2013, we had two customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 45% and 44% of our total revenues, respectively, during the periods. During the nine months ended March 28, 2014 and March 29, 2013, we had two customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 46% and 47% of our total revenues, respectively, during the periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price.

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

Natural disasters, such as the October and November 2011 flooding in Thailand, where most of our manufacturing operations are located, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products and for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the October and November 2011 flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand and ceased production permanently at our Chokchai facility in Thailand, which adversely affected our ability to meet our customers’ demands during fiscal 2012, and resulted in a lengthy process to settle with our insurers. In some countries in which we operate, including the PRC and Thailand, potential outbreaks of infectious diseases such as the H1N1 influenza virus, severe acute respiratory syndrome (SARS) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. In addition, increased domestic and international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers, and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.

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

Also, we have significant exposure to changes in the exchange rate between the RMB and the U.S. dollar. The expenses of our PRC subsidiary are denominated in RMB. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of March 28, 2014, the U.S. dollar had appreciated approximately 1.6% against the RMB since March 30, 2012. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill-to location of customers outside of North America accounted for 49.4% and 53.5% of our total revenues for the three months ended March 28, 2014 and March 29, 2013, respectively, and 52.1% and 53.3% of our total revenues for the nine months ended March 28, 2014 and March 29, 2013, respectively. We expect that the portion of our future revenues attributable to customers in regions outside of North America will remain flat as compared to the portion of our revenues that came from customers in regions outside of North America during the nine months ended March 28, 2014. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

Political unrest and demonstrations, as well as changes in the political, social, business or economic conditions in Thailand, could harm our business, financial condition and operating results.

The majority of our assets and manufacturing operations are located in Thailand. Therefore, political, social, business and economic conditions in Thailand have a significant effect on our business. In March 2014, Thailand was assessed as a medium-high political risk by AON Political Risk, a risk management, insurance and consulting firm. Any changes to tax regimes, laws, exchange controls or political action in Thailand may harm our business, financial condition and operating results.

In September 2006, Thailand experienced a military coup that overturned the existing government, and in 2008, political unrest and demonstrations in Bangkok sparked a series of violent incidents that resulted in several deaths and numerous injuries. In April 2009, anti-government demonstrations in Bangkok caused severe traffic congestion and numerous injuries, and in March 2010, protestors again held demonstrations calling for new elections. These demonstrations in recent years in Bangkok and other parts of Thailand, which escalated in violence through May 2010, resulted in the country’s worst political violence in nearly two decades with numerous deaths and injuries, as well as destruction of property. Certain hotels and businesses in Bangkok were closed for weeks as the protestors occupied Bangkok’s commercial center, and governments around the world issued travel advisories urging their citizens to avoid non-essential travel to Bangkok. Since December 2013, anti-government protesters known as the People’s Democratic Reform Committee (PDRC) have been campaigning for people to join the shutdown of Bangkok and calling for reforms before an election. As a result, certain government agencies in Bangkok have been closed. The PDRC’s demonstration is still ongoing. It is unknown how long it may take for the current situation to be resolved and what effects the current demonstrations may have on Thailand and the surrounding region.

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

We anticipate that we will continue to invest in our customized optics manufacturing facilities located in Fuzhou, China. Because these operations are located in the PRC, they are subject to greater political, legal and economic risks than the geographies in which the facilities of many of our competitors and customers are located. In particular, the political and economic climate in the PRC (both at national and regional levels) is fluid and unpredictable. In March 2014, the PRC was assessed as a medium-high political risk by AON Political Risk. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to change further. Any changes to the political, legal or economic climate in the PRC could harm our business, financial condition and operating results.

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

We manufacture products to our customers’ specifications, and our manufacturing processes and facilities must comply with applicable statutory and regulatory requirements. In addition, our customers’ products and the manufacturing processes that we use to produce them are often complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or fail to be in compliance with applicable statutory or regulatory requirements. Additionally, not all defects are immediately detectible. The testing procedures of our customers are generally limited to the evaluation of the products that we manufacture under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems that are unforeseeable at the time of testing or that are detected only when products are fully deployed and operated under peak stress conditions), these products may fail to perform as expected after their initial acceptance by a customer. For example, in October 2013, we authorized a customer to return a number of units of its product manufactured at our Pinehurst facility due to functional failure. After investigation, we found that the affected products were produced during the first quarter of fiscal 2014. On March 28, 2014, the Company entered into a settlement agreement with the customer for the losses as a result of the product failure. The settled amount was $0.5 million and recorded in the nine months ended March 28, 2014.

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

We have loan agreements for our long-term debt obligations, which contain financial ratio covenants that may limit management’s discretion with respect to certain business matters. These covenants require us to maintain a specified debt-to-equity ratio and a debt service coverage ratio (earnings before interest and depreciation and amortization plus cash on hand minus short-term debt), which may restrict our ability to incur additional indebtedness and limit our ability to use our cash. In the event of our default on these loans or a breach of a covenant, the lenders may immediately cancel the loan agreement, deem the full amount of the outstanding indebtedness immediately due and payable, charge us interest on a monthly basis on the full amount of the outstanding indebtedness and, if we cannot repay all of our outstanding obligations, sell the assets pledged as collateral for the loan in order to fulfill our obligation. We may also be held responsible for any damages and related expenses incurred by the lender as a result of any default. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results.

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

As of March 28, 2014, our existing shareholders Asia Pacific Growth Fund III, L.P. (and its affiliates) and Mr. Mitchell, our chief executive officer and chairman of the board of directors (including his children), owned approximately 17.9% and 5.3%, respectively, of our outstanding ordinary shares. Accordingly, they will have significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. The interests of these shareholders may differ from the interests of our other shareholders.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2014.

FABRINET

By:	/S/ TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.1	Separation Agreement and Release, dated February 20, 2014, by and between Fabrinet USA, Inc. and Paul Kalivas	8-K	10.1	February 26, 2014	001-34775

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance.

101.SCH*	XBRL Taxonomy Extension Schema.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	XBRL Taxonomy Extension Label Linkbase.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.