Form 10-K
period 2014-06-27
Fabrinet
filed 2014-10-16
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 27, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of approximately $545,253,000, based on the closing price for the registrant’s ordinary shares as reported on the New York Stock Exchange on such date.

As of September 5, 2014, the registrant had 35,319,755 ordinary shares, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FABRINET

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 27, 2014

PART I

ITEM 1.	BUSINESS.

Overview

We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (OEMs) of complex products such as optical communication components, modules and sub-systems, industrial lasers and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, advanced packaging, integration, final assembly and test. Although, we focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix”, we also have the capability to accommodate high-volume production. Based on our experience with, and feedback from, customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers, automotive and sensors markets.

Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities, such as optical communications, industrial lasers, automotive and sensors. Our customers in these industries support a growing number of end-markets, including automotive, biotechnology, communications, materials processing, medical devices, metrology and semiconductor processing. Our revenues from lasers, sensors and other markets as a percentage of total revenues have decreased from 29.9% for the year ended June 28, 2013 (“fiscal year 2013”) to 28.6 % for the year ended June 27, 2014 (“fiscal year 2014”), while our revenues from optical communications products as a percentage of total revenues increased from 70.1% for fiscal year 2013 to 71.4% for fiscal year 2014.

In many cases, we are the sole outsourced manufacturing partner used by our customers for the products that we produce for them. The products that we manufacture for our OEM customers include:

•	optical communications devices, such as:

•

selective switching products, such as reconfigurable optical add-drop multiplexers (ROADMs), optical amplifiers, modulators and other optical components and modules that collectively enable network managers to route voice, video and data communications signals through fiber traffic at various wavelengths and over various distances;

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

We believe we offer differentiated manufacturing services through our optical and electro-mechanical process technologies and our strategic alignment with our customers. Our dedicated process and design engineers, who have a deep knowledge in materials sciences and physics, are able to tailor our service offerings to accommodate our customers’ complex engineering assignments. Our range of capabilities, from the design of customized optics and glass through process engineering and testing of finished assemblies, provides us with a knowledge base that we believe often leads to improvements in our customers’ product development cycles, manufacturing cycle times, quality and reliability, manufacturing yields and end product costs. We offer an efficient, technologically advanced and flexible manufacturing infrastructure designed to enable the scale production of low-volume, high-mix products, as well as high-volume products. We have a dedicated engineering team to support the advanced optical packaging needs of our customers’ cutting edge products, which allows them to accelerate development and time-to-market for such products. We often provide a “factory-within-a-factory” manufacturing environment to protect our customers’ intellectual property by physically segregating certain key employees and manufacturing space from the resources we use for other customers. We also provide our customers with a customized software platform to monitor all aspects of the manufacturing process, enabling our customers to remotely access our databases to monitor yields, inventory positions, work-in-progress status and vendor quality data in real time. We believe there is no other manufacturing services provider with a similar breadth and depth of optical and electro-mechanical engineering and process technology capabilities that does not directly compete with its customers in their end-markets. As a result, we believe we are more closely aligned and better able to develop long-term relationships with our customers than our competitors.

We are organized and operate in a single segment. See Note 17, Business segments and geographic information of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report, which is incorporated herein by reference.

As of June 27, 2014, our facilities comprised approximately 1.2 million total square feet, including approximately 0.1 million square feet of office space and approximately 1.1 million square feet devoted to manufacturing and related activities, of which approximately 0.5 million square feet are clean room facilities. Of the aggregate square footage of our facilities, approximately 1.0 million square feet are located in Thailand and the balance is located in the People’s Republic of China (PRC or China) and the United States. See Part 1, Item 2. Properties of this report.

Thailand Flooding

We suspended production at all of our manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 due to severe flooding in Thailand. We never resumed, and have permanently ceased, production at our Chokchai facility. We submitted claims for losses to our insurance companies, all of which have been settled as of June 27, 2014. During fiscal year 2014, we recognized $45.2 million as income related to flooding towards full and final settlement of our owned and consigned equipment and inventory claims. This income was offset by the recognition of $0.5 million of other expenses in connection with write-offs of advance payments to a customer due to flood losses.

In fiscal year 2013, we received from our insurers an interim payment of $16.2 million against our claim for owned inventory losses and owned equipment losses, a payment of $13.1 million as full and final settlement of our claim for business interruption losses, and a payment of $0.1 million as full and final settlement of our claim for damage to our buildings at Pinehurst. This income was offset by the recognition of $2.3 million of additional expenses in connection with liabilities to third parties due to flood losses.

During fiscal year 2014, we made a cash payment of $5.2 million and transferred equipment, with an aggregate value of $2.3 million, to a customer towards full and final settlement for any and all flood-related losses to this customer in accordance with the settlement agreement entered into during fiscal year 2013. In addition, we fulfilled our obligations to a customer’s insurers by making a payment of $2.2 million for full and final settlement of our liability to such insurer for damages to customer-owned inventory, which occurred during the flooding in accordance with the settlement agreement entered into during fiscal year 2013. We also made a cash payment of $0.1 million towards the other flood-related settlements during the year ended June 27, 2014.

During fiscal year 2013, we entered into settlement agreements with each of our customers impacted by the flooding regarding our liability for customers’ losses as a result of the flooding. In connection with such settlement agreements, during fiscal year 2013, we paid an aggregate of $37.7 million to customers, transferred equipment purchased on behalf of customers to those customers with an aggregate value of $5.9 million and reduced net accounts receivable from customers by aggregate of $5.7 million. As of June 28, 2013, our liability to two of our impacted customers for any and all flood-related losses had been satisfied in full.

During fiscal year 2013, we also entered into a settlement agreement with a customer’s insurers to resolve a subrogation claim related to recovery proceeds paid by such insurer to the customer for damages to customer-owned inventory, which occurred during the flooding. Under the terms of the settlement agreement, we agreed to pay $6.5 million to the insurer, to be paid in three installments. As of June 28, 2013, we had paid an aggregate of $4.3 million. The final payment of approximately $2.2 million was made in July 2013.

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

Industrial Lasers, Sensors and Others

The optical and electro-mechanical process technologies used in the optical communications market also have applications in other similarly complex end-markets that require advanced precision manufacturing capabilities, such as automotive, industrial lasers, medical devices and sensors. These markets are substantially larger than the optical communications components and modules market. Growth in the industrial lasers and sensors markets is expected to be driven by demand for:

•	industrial laser applications across a growing number of end-markets, particularly in semiconductor processing, biotechnology, metrology and materials processing;

•	precision, non-contact and low power requirement sensors, particularly in automotive, medical and industrial end-markets; and

•	lower cost products used on both enterprise and consumer levels.

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

•

Customizable Factory-Within-a-Factory Production Environment: We offer our customers exclusive engineering teams and manufacturing space for production. We call this concept of segregating production by customer a “factory-within-a-factory.” We believe our approach maximizes intellectual property protection and provides greater opportunities to reduce cost and improve time to market of our customers’ products.

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

•

Turn-Key Supply Chain Management: We have created a proprietary set of automated manufacturing resource planning tools designed specifically to address the unique inventory management demands of “low-volume, high-mix” manufacturing. Over the years, we have developed strong relationships with thousands of suppliers and implemented inventory management strategies with many of them, which enables us to obtain inventory on an as-needed basis and provide on-site stocking programs. We believe our deep expertise, relationships and capabilities in supply chain and materials management often allows us to further reduce costs and cycle times for our customers.

Our Growth Strategy

The key elements of our growth strategy are to:

•

Strengthen Our Presence in the Optical Communications Market: We believe we are a leader in manufacturing products for the optical communications market. The optical communications market is growing rapidly, driven by the growth in demand for increased network bandwidth. We believe this trend will continue to increase the demand for the products that we manufacture and the services we provide. We continue to invest resources in advanced manufacturing process and optical packaging technologies to support the manufacture of the next generation of complex optical products.

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

•

Broaden Our Client Base Geographically: Our manufacturing services are incorporated into products that are distributed in markets worldwide, but we intend to further build out our client base in strategic regions. We intend to focus on expanding our client base in Europe, Asia-Pacific and the United States. We believe these regions have a large and robust optics market, as well as a need for advanced manufacturing services in other growth markets, and would benefit from our precision optical and electromechanical manufacturing services.

•

Evaluate Potential Strategic Alternatives such as Acquisitions and Joint Ventures: We will continue to evaluate opportunities to further expand our manufacturing capabilities and diversify our end-markets through the evaluation of various acquisition and joint venture opportunities around the globe.

Service Offerings

We offer integrated precision optical, electro-mechanical and electronic manufacturing services and customized optics and glass fabrication services for our OEM customers.

Precision Optical, Electro-Mechanical and Electronic Manufacturing Services

Process Design and Engineering

We continuously analyze our customer’s product designs for cost and manufacturability improvements. We perform detailed design for manufacturability studies and design of experiments to assist in optimizing a product’s design for the lowest cost possible without compromising the quality specifications of form, fit and function. In the case of a new product design, we may assist in assembling one or more prototype products using the same production line and the same engineering and manufacturing teams that would be used for product qualification and volume production. We often transfer production from a customer’s internal prototype or production lines to our own facilities, requiring a copy-exact: the setup of a production process identical to the one used by our customer to minimize the number of variables and expedite qualification.

Advanced Optical Packaging

We have a dedicated team of experienced engineers supporting our advanced optical packaging development capabilities. These highly qualified engineers work closely with our customers to understand the development requirements of their new products and assist them to build prototypes, as well as source materials, optimize manufacturing processes and develop schedules to bring these products to volume production. We maintain a real-time roadmap for the packaging requirements of our customers and the industry in general. Our advanced packaging team develops and maintains generic recipes that are readily available to be tailored and refined for the specific new applications of our customers, which helps to further accelerate prototype development and product delivery time.

Qualifications

Production line and environmental qualifications require a variety of process engineering and technical skills, and the use of specialized equipment. Many of the products that we produce for our customers require extensive environmental and reliability qualification involving, in some cases, a three to six months or longer duration prior to volume production. The qualification phase may include a customer’s certification of a production line or process and one or a series of qualification tests for mechanical integrity and environmental endurance as specified by an industry standards organization, such as Telcordia for telecommunication equipment. We have extensive expertise in the planning, executing, troubleshooting and ultimate success of these qualifications and testing environments, which provides our customers a higher likelihood of completing these qualifications in a timely fashion.

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

Supply Chain and Inventory Management

Our expertise in supply chain and materials management often allows us to further reduce costs and cycle times for our customers. Our procurement and materials management services include planning, purchasing, expediting, warehousing and financing materials from thousands of suppliers. We have created a proprietary set of automated manufacturing resource planning tools to manage our inventory. We have also implemented inventory management strategies with certain suppliers that enable us to use inventory on an as-needed basis and provide on-site stocking programs.

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

•

Fiber Handling and Fiber Alignment: The technique with which optical fiber is handled can have a significant impact on the functionality and reliability of optics products due to the risk of damage or flaws introduced to the fiber surface or micro-cracks to the core of the fiber, which may impact alignment or signal quality, among other things. We have implemented a number of processes, techniques, and best practices to avoid stressing or otherwise damaging fiber during stripping, cleaving and connectorization. Such techniques are also designed to achieve optimal alignment of fiber in the shortest period of time during these processes.

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

We continuously invest in new and optimized processes to accommodate the next generation of optical devices, such as optical packaging, anti-reflective coating and printed circuit board technologies. We believe many of these manufacturing processes and technologies will be key to developing and commercializing the next generation of optical devices, which may include multi-function passive optics and photonic integrated circuits

(which are devices that incorporate various optical components and modules into a packaged chip), receivers integrated with an optical amplifier, and active optical cabling. We also anticipate our customers will continue to desire our vertically integrated capabilities, designing customized optics and glass to be incorporated into optical components, modules and complete network or laser systems.

Customers, Sales and Marketing

The optical communications market we serve is highly concentrated. Therefore, we expect that the majority of our total revenues will continue to come from a limited number of customers. During fiscal year 2014 and fiscal year 2013, we had two customers that each contributed 10% or more of our total revenues, and these two customers together accounted for 46% and 47%, respectively, of our total revenues during such fiscal years.

The production of optical devices is characterized by a lengthy qualification process. In particular, the qualification and field testing of the products that we produce for our customers may take three to six months or longer to complete. Generally, we must qualify our production process with our customers, and the products that we manufacture must also meet the product quality requirements of our customers’ customers. While most of our customers do not purchase our services until they qualify the services and satisfactorily complete factory audits and vendor evaluations, we typically produce a test run of their products to demonstrate that the products we produce will meet their qualification standards in advance of receiving an order. As part of this process, our engineers work closely with the customer’s design and procurement teams. We believe that the rigorous product transfer and qualification processes, and the close relationships that we develop with our customers during those processes, results in greater visibility into product life cycles and longer-term customer engagements.

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

Competition

Although the manufacturing services market is highly competitive, we believe that there are significant barriers to entry in our existing and target markets, including lengthy sales cycles, the need to demonstrate complex precision optical and electro-mechanical engineering and manufacturing capabilities to a prospective customer and the ability to protect a customer’s intellectual property.

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

Competitors in the market for optical manufacturing services include Benchmark Electronics, Inc., Celestica Inc., Sanmina-SCI Corporation and Venture Corporation Limited, as well as the internal manufacturing capabilities of our customers. Our customized optics and glass operations face competition from companies such as Browave Corporation, Fujian Castech Crystals, Inc., Photop Technologies, Inc. and Research Electro-Optic, Inc.

Intellectual Property

Our success depends, in part, on our ability to protect our customers’ intellectual property. We license various technologies from our customers on a non-exclusive, royalty-free, non-transferable basis for the sole purpose of allowing us to manufacture products for those customers in accordance with their specifications. We have no rights to disclose, use, sublicense or sell this licensed technology for any other purpose. The duration of these licenses is limited to the duration of the underlying supply or manufacturing agreement. To meet the demands of certain customers, we created a factory-within-a-factory manufacturing environment that physically separates the manufacturing sites from one another. Some customers, for example, demand anonymity at our facilities while other customers require additional security measures such as biometric devices to safeguard their segregated manufacturing areas.

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

Social Responsibility

Our corporate social responsibility practices focus on creating better social, economic and environmental outcomes for all stakeholders in the global electronics supply chain. These outcomes include: improved conditions for workers, increased efficiency and productivity for customers and suppliers, economic development, and a clean environment for our communities. We are committed to implementing programs that focus on driving continuous improvements in social, ethical, and environmental compliance throughout all of our global operating units in accordance with our Code of Business Conduct. As a guide to achieve this end, we look at principles, policies and standards as prescribed by the Electronics Industry Citizenship Coalition (“EICC”), an association of global electronics companies whose mission is to enable companies to improve the social and environmental conditions in the global supply chain. Fabrinet is a full member of the EICC.

Corporate Structure

Fabrinet was incorporated under the laws of the Cayman Islands in August 1999 and commenced business operations in January 2000. We have six subsidiaries, all of which, other than our Thai subsidiary, Fabrinet Co., Ltd., are wholly-owned. We own 99.99% of Fabrinet Co., Ltd., and the remainder is owned by Mr. David T. Mitchell, our chief executive officer and chairman of the board of directors, and certain of his family members. We incorporated Fabrinet Co., Ltd. and Fabrinet USA, Inc., a California corporation, in 1999. We incorporated FBN New Jersey Manufacturing, Inc. (or Vitrocom), a Delaware corporation, and acquired Fabrinet China Holdings (Mauritius Island) and CASIX, Inc. (People’s Republic of China) in 2005. We incorporated Fabrinet Pte., Ltd. (Singapore) in 2007, and liquidated Fabrinet AB (Sweden) in 2014.

As the parent company, we enter into contracts directly with our customers, and have entered into various inter-company agreements with some of our subsidiaries, while Casix and Vitrocom each enter into sales contracts or purchase orders directly with their customers. We have inter-company agreements with Fabrinet Co., Ltd., and Vitrocom, whereby each provides manufacturing services to us. We also have inter-company agreements with Fabrinet USA, Inc., and Fabrinet Pte., Ltd.to provide us with certain administrative and business development services.

Employees

As of June 27, 2014, we had approximately 6,340 full-time employees located in Thailand, the PRC, North America and Europe. As of June 27, 2014, we had approximately 5,490 full-time employees located in Thailand, approximately 5,370 of whom were engaged in manufacturing operations and 120 of whom were engaged in general and administrative functions. As of June 27, 2014, we had approximately 810 full-time employees located in the PRC, approximately 760 of whom were engaged in manufacturing operations and 50 of whom were engaged in general and administrative functions. As of June 27, 2014, we had approximately 40 full-time employees located in the United States, approximately 30 of whom were engaged in manufacturing operations and 10 of whom were engaged in general and administrative functions. As of June 27, 2014, we had 2 full-time employees located in Europe, both of whom were engaged in business development activities. None of our employees are represented by a labor union. We have not experienced any work stoppages, slowdowns or strikes. We consider our relations with our employees to be positive.

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

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During fiscal year 2014 and fiscal year 2013, we had two customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 46% and 47% of our total revenues, respectively, during such fiscal years. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price.

Further, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may have been exacerbated by the impact of the flooding in Thailand, the recent conditions in the credit markets, and the continual uncertainty in the global economies. Certain of our customers have gone out of business, declared bankruptcy, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers.

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

Natural disasters, such as the October and November 2011 flooding in Thailand, where most of our manufacturing operations are located, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products and for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the October and November 2011 flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand and cease production permanently at our Chokchai facility in Thailand, which adversely affected our ability to meet our customers’ demands during fiscal year 2012. In some countries in which we operate, including the PRC and Thailand, potential outbreaks of infectious diseases such as the H1N1 influenza virus, severe acute respiratory syndrome (SARS) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. In addition, increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers, and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.

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

Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (i) relative strength or weakness of the global economy or certain countries or regions, (ii) an uncertain regulatory environment, and (iii) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.

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

Our quarterly revenues, gross profit margins, and operating results have fluctuated significantly and may continue to fluctuate significantly in the future. For example, any of the risks described in this “Risk Factors” section and, in particular, the following factors, could cause our quarterly and annual revenues, gross profit margins, and operating results to fluctuate from period to period:

•	our ability to acquire new customers and retain our existing customers by delivering superior quality and customer service;

•	the cyclicality of the optical communications market, as well as the lasers and sensors markets;

•	competition;

•	our ability to achieve favorable pricing for our services;

•	our ability to manage our headcount and other costs; and

•	changes in the relative mix in our revenues.

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

Our current and prospective customers tend to evaluate our capabilities against the merits of their internal manufacturing as well as the capabilities of third-party manufacturers. We believe the internal manufacturing capabilities of current and prospective customers are our primary competition. This competition is particularly strong when our customers have excess manufacturing capacity, as was the case when the markets that we serve experienced a significant downturn from 2001 through 2004 and again in 2008 and 2009, that resulted in underutilized capacity. Many of our potential customers continue to have excess manufacturing capacity at their facilities. In addition, as a result of the October and November 2011 flooding in Thailand, some of our customers began manufacturing products internally or using other third-party manufacturers that were not affected by the flooding. If our customers choose to manufacture products internally rather than to outsource production to us, or choose to outsource to a third-party manufacturer, our business, financial condition and operating results could be harmed.

Competitors in the market for optical manufacturing services include Benchmark Electronics, Inc., Celestica Inc., Sanmina-SCI Corporation and Venture Corporation Limited. Our customized optics and glass operations face competition from companies such as Browave Corporation, Fujian Castech Crystals, Inc., Photop Technologies, Inc., and Research Electro-Optic, Inc. Other existing contract manufacturing companies, original design manufacturers or outsourced semiconductor assembly and test companies could also enter our target markets. In addition, we may face more competitors as we attempt to penetrate new markets.

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

In addition, we make significant decisions, including production schedules, material procurement commitments, personnel needs and other resource requirements, based on our estimate of our customers’ requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of our customers. Inability to forecast the level of customer orders with certainty makes it difficult to allocate resources to specific customers, order appropriate levels of materials and maximize the use of our manufacturing capacity. This could also lead to an inability to meet a spike in production demand, all of which could harm our business, financial condition and operating results.

Our exposure to financially troubled customers or suppliers could harm our business, financial condition and operating results.

We provide manufacturing services to companies, and rely on suppliers, that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the overall economy that affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. If our suppliers experience financial difficulty, we could have trouble sourcing materials necessary to fulfill production requirements and meet scheduled shipments. Any such financial difficulty could adversely affect our operating results and financial condition by resulting in a reduction in our revenues, a charge for inventory write-offs, a provision for doubtful accounts, and an increase in working capital requirements due to increases in days in inventory and in days in accounts receivable. For example, in July 2014, one of our customers filed for bankruptcy protection under the Local Trade Court in France; however, the Company believes that the potential losses from this particular customer will not have a significant effect on the Company’s consolidated financial statements.

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

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with durations of one to six months, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the RMB and the U.S. dollar. The expenses of our PRC subsidiary are denominated in RMB. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of June 27, 2014, the U.S. dollar had appreciated approximately 2.3% against the RMB since June 29, 2012. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill to location of customers outside of North America accounted for 51.8%, 53.3% and 51.7% of our total revenues for fiscal year 2014, fiscal year 2013, and fiscal year 2012, respectively. We expect that total revenues from the bill to location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

Thailand has a history of political unrest that includes the involvement of the military as an active participant in the ruling government. In recent years, political unrest in the country has sparked political demonstrations and, in some instances, violence. In March 2010, protestors held anti-government demonstrations calling for new elections. These demonstrations in Bangkok and other parts of Thailand resulted in the country’s worst political violence in nearly two decades with numerous deaths and injuries, as well as destruction of property. Certain hotels and businesses in Bangkok were closed for weeks as the protestors occupied Bangkok’s commercial center, and governments around the world issued travel advisories urging their citizens to avoid non-essential travel to Bangkok. In December 2013, anti-government protesters known as the People’s Democratic Reform Committee (PDRC) began campaigning for people to join the shutdown of Bangkok and calling for reform before a new election. As a result, certain government agencies in Bangkok were closed and demonstrations continued into the first half of 2014. The ongoing political stalemate reached a culmination on May 22, 2014, when the Thai military took over the government in a coup, and it continues to rule the country today. It is unknown how long it may take for the current political situation to be resolved and for democracy to be restored, or what effects the current political situation may have on Thailand and the surrounding region.

Any succession crisis in the Kingdom of Thailand could cause new or increased instability and unrest. In the event that a violent coup were to occur or the current political unrest were to worsen, such activity could prevent shipments from entering or leaving the country and disrupt our ability to manufacture products in Thailand, and we could be forced to transfer our manufacturing activities to more stable, and potentially more costly, regions. Further, the Thai government recently raised the minimum wage standards for labor and could repeal certain promotional certificates that we have received or tax holidays for certain export and value added taxes that we enjoy, either preventing us from engaging in our current or anticipated activities or subjecting us to higher tax rates. A new regime could nationalize our business or otherwise seize our assets and any other future political instability, such as the recent coup could harm our business, financial condition and operating results.

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

Our business and operations would be adversely impacted in the event of a failure of our information technology infrastructure and/or cybersecurity attacks.

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

Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. To the extent that any disruptions, cyber-attack or other security breach results in a loss or damage to our data, or inappropriate disclosure of confidential information, it could harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

Our future success depends, in part, upon our ability to attract additional skilled employees and retain our current key personnel. We have identified several areas where we intend to expand our hiring, including business development, finance, human resources, operations and supply chain management. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive management team, including Mr. Mitchell, and other key management and technical personnel, each of whom would be difficult to replace. We do not have key person life insurance or long-term employment contracts with any of our key personnel. The loss of any of our executive officers or key personnel or the inability to continue to attract qualified personnel could harm our business, financial condition and operating results.

Failure to comply with applicable environmental laws and regulations could have a material adverse effect on our business, results of operations and financial condition.

The sale and manufacturing of products in certain states and countries may subject us to environmental laws and regulations. In addition, rules adopted by the U.S. Securities and Exchange Commission (SEC) implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 impose diligence and disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in the products we manufacture for our customers. Compliance with these rules has resulted in additional cost and expense, including for due diligence to determine and verify the sources of any conflict minerals used in the products we manufacture, and may result in additional costs of remediation and other changes to processes or sources of supply as a consequence of such verification activities. These rules may also affect the sourcing and availability of minerals used in the products we manufacture, as there may be only a limited number of suppliers offering “conflict free” metals that can be used in the products we manufacture for our customers.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (NYSE), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. We were not able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of June 27, 2014 because of a material weakness with respect to revenue recognition related to certain volume supply agreements, as described in Item 9A of this Annual Report on Form 10-K, and we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

Given the nature and complexity of our business and the fact that some members of our management team are located in Thailand while others are located in the U.S., control deficiencies may periodically occur. For example, following an internal investigation by the Audit Committee of our Board of Directors concerning various accounting cut-off issues, we recently identified certain significant deficiencies in our internal control over financial reporting. While we have ongoing measures and procedures to prevent and remedy control deficiencies, if they occur there can be no assurance that we will be successful or that we will be able to prevent material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Moreover, if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses in future periods, the market price of our ordinary shares could decline and we could be subject to potential delisting by the NYSE and review by the NYSE, the SEC, or other regulatory authorities, which would require the expenditure by us of additional financial and management resources. As a result, our shareholders could lose confidence in our financial reporting, which would harm our business and the market price of our ordinary shares.

We are subject to the risk of increased income taxes, which could harm our business, financial condition and operating results.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC and the U.S., any of which jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5 and from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on, among other things, the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations. In addition, we benefit from recent reductions in corporate tax rates in Thailand for fiscal year 2013 to 2015. Effective October 21, 2011, our subsidiary in China was granted a tax privilege to reduce its corporate income tax rate from 25% to 15%. This privilege was retroactive to January 1, 2011 and expired December 31, 2013. Currently, we are preparing an application to renew this tax privilege and plan to submit it in fiscal year 2015; however, there can be no assurances that such tax privilege will be renewed.

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

The loan agreements for our long-term debt obligations and other credit facilities contain financial ratio covenants that may impair our ability to conduct our business.

We have loan agreements for our long-term debt obligations, which contain financial ratio covenants that may limit management’s discretion with respect to certain business matters. These covenants require us to maintain a specified debt-to-equity ratio, debt service coverage ratio (earnings before interest and depreciation and amortization plus cash on hand minus short-term debt), a minimum tangible net worth and a minimum quick ratio, which may restrict our ability to incur additional indebtedness and limit our ability to use our cash. In the event of our default on these loans or a breach of a covenant, the lenders may immediately cancel the loan agreement, deem the full amount of the outstanding indebtedness immediately due and payable, charge us interest on a monthly basis on the full amount of the outstanding indebtedness and, if we cannot repay all of our outstanding obligations, sell the assets pledged as collateral for the loan in order to fulfill our obligation. We may also be held responsible for any damages and related expenses incurred by the lender as a result of any default. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results.

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

Based upon estimates of the value of our assets, which are based in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the taxable year 2014 or for the foreseeable future. However, despite our expectations, we cannot assure you that we will not be a PFIC for the taxable year 2014 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we are a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations and to burdensome reporting requirements.

A small group of existing shareholders can exert influence over us, and their interests may differ from the interests of our other shareholders.

As of June 27, 2014, our existing shareholders Asia Pacific Growth Fund III, L.P. (and its affiliates) and Mr. Mitchell, our chief executive officer and chairman of the board of directors, beneficially owned approximately 8.9% and 5.0%, respectively, of our outstanding ordinary shares. Accordingly, they have significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. The interests of these shareholders may differ from the interests of our other shareholders.

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

Our principal registered office is located at c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman, KYI-9005, Cayman Islands. We have facilities located in Bangkok, Thailand, Fuzhou, China and New Jersey, USA as set forth below that are used for manufacturing and general administration purposes:

Location	Year Operations Commenced	Owned/Leased	Approximate Square Footage

Pinehurst Campus, Bangkok, Thailand (Buildings 3 and 4)	2004 (Building 3) and 2005 (Building 4)	Owned	344,000 square feet
CASIX, Fuzhou, PRC	2005	Leased (1)	248,000 square feet
VitroCom, Mountain Lakes, New Jersey, USA	2005	Leased (2)	28,000 square feet
Pinehurst Campus, Bangkok, Thailand (Building 5)	2008	Owned (3)	330,000 square feet
Pinehurst Campus, Bangkok, Thailand (Building 6)	2012	Owned (3)	321,000 square feet

(1)	The lease periods for the buildings located at this facility expire on September 30, 2015 and September 30, 2018, respectively.
(2)	Leased until June 30, 2020.
(3)	Although we hold title to this building, the building and the underlying land is encumbered by a mortgage that secures our debt obligations to TMB Bank Public Company Limited.

ITEM 3.	LEGAL PROCEEDINGS.

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

Fiscal Year 2014	High	Low
Fourth Quarter (March 29, 2014—June 27, 2014)	$22.67	$18.01
Third Quarter (December 28, 2013—March 28, 2014)	$21.00	$16.56
Second Quarter (September 28, 2013—December 27, 2013)	$20.93	$15.90
First Quarter (June 29, 2013—September 27, 2013)	$16.99	$13.66

Fiscal Year 2013	High	Low
Fourth Quarter (March 30, 2013—June 28, 2013)	$15.06	$12.64
Third Quarter (December 29, 2012—March 29, 2013)	$17.19	$12.68
Second Quarter (September 29, 2012—December 28, 2012)	$13.32	$9.25
First Quarter (June 30, 2012—September 28, 2012)	$14.20	$10.90

Our annual report to shareholders will include a stock performance graph that shows a comparison from June 25, 2010 through June 27, 2014 of the cumulative total return to shareholders on our ordinary shares against other stock indices.

The equity compensation plan information required by this item, which includes a summary of the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuances, under our equity compensation plans as of June 27, 2014, is incorporated by reference to our Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 27, 2014.

Holders of Record

As of September 5, 2014, there were approximately 21 shareholders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected consolidated statements of operation and comprehensive income data, balance sheet data and statements of cash flow data as of and for each of the five years in the period ended June 27, 2014, have been derived from the audited consolidated financial statements. The results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Years Ended
(amount in thousands, except per share data)	June 27, 2014 (fiscal year 2014)	June 28, 2013 (fiscal year 2013)	June 29, 2012 (fiscal year 2012)	June 24, 2011 (fiscal year 2011)	June 25, 2010 (fiscal year 2010)
Selected Consolidated Statements of Operations Data:
Revenues
Revenues	$677,854	$641,542	$564,732	$743,570	$424,548
Revenues, related parties	—	—	—	—	81,164

Total revenues	677,854	641,542	564,732	743,570	505,712
Cost of revenues	(603,621)	(572,124)	(502,818)	(648,823)	(441,370)

Gross profit	74,233	69,418	61,914	94,747	64,342
Selling, general and administrative expenses	(27,664)	(23,787)	(23,466)	(24,806)	(16,192)
Income (expense) related to flooding	44,748	27,211	(97,286)	—	—
Expenses related to reduction in workforce	—	(2,052)	(1,978)	—	—

Operating income (loss)	91,317	70,790	(60,816)	69,941	48,150
Interest income	1,793	1,083	844	494	327
Interest expense	(713)	(1,010)	(427)	(357)	(500)
Foreign exchange (loss) gain, net	(24)	354	1,569	(1,430)	(40)
Other income	797	692	395	216	153

Income (loss) before income taxes	93,170	71,909	(58,435)	68,864	48,090
Income tax (expense) benefit	(1,439)	(2,940)	1,968	(4,535)	(3,767)

Net income (loss)	91,731	68,969	(56,467)	64,329	44,323
Other comprehensive income	—	—	—	—	—

Net comprehensive income (loss)	$91,731	$68,969	$(56,467)	$64,329	$44,323

Earnings (Loss) per share:
Basic	$2.63	$2.00	$(1.64)	$1.90	$1.44
Diluted	$2.58	$1.98	$(1.64)	$1.87	$1.41
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	34,938	34,557	34,382	33,922	30,854
Diluted	35,589	34,846	34,382	34,407	31,369
Cash dividends declared per share	$—	$—	$—	$—	$1.00

	As of
(amount in thousands)	June 27, 2014	June 28, 2013	June 29, 2012	June 24, 2011	June 25, 2010
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$233,477	$149,716	$115,507	$127,282	$84,942
Receivable from initial public offering	$—	$—	$—	$—	$26,319
Working capital (1)	$130,885	$130,298	$145,476	$131,609	$96,683
Total assets	$564,557	$463,579	$461,362	$437,775	$377,425
Current and long-term debt	$16,500	$28,911	$38,579	$16,377	$20,385
Total liabilities	$137,721	$138,261	$210,653	$136,248	$145,262
Total shareholders’ equity	$426,836	$325,318	$250,709	$301,527	$232,163

(1)	Working capital is defined as trade accounts receivable plus inventory, less trade accounts payable.

	Years Ended
(amount in thousands)	June 27, 2014	June 28, 2013	June 29, 2012	June 24, 2011	June 25, 2010
Selected Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$66,550	$48,750	$2,251	$41,282	$17,846
Net cash provided by (used in) investing activities	$26,988	$(5,862)	$(37,378)	$(23,590)	$(10,718)
Net cash (used in) provided by financing activities	$(8,171)	$(9,128)	$23,202	$23,886	$(37,298)
Net increase (decrease) in cash and cash equivalents	$85,367	$33,760	$(11,925)	$41,578	$(30,170)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

our expectation that the portion of our future revenues attributable to customers in regions outside of North America will be flat compared with the portion of those revenues for the year ended June 27, 2014;

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

•

our expectation that our fiscal year 2015 Selling, General and Administrative (SG&A) expenses will increase on an absolute dollar basis and will remain flat as a percentage of revenue compared with fiscal year 2014;

•

our expectation that, aside from the usual incremental costs associated with growing our business, we will not incur material incremental SG&A expenses as a result of our continued diversification into the industrial lasers and sensors markets; other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities;

•	our expectation that our employee costs will increase in Thailand and the PRC;

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, in particular, the risks discussed under the heading “Risk Factors” in Item 1A, as well as those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these statements.

Overview

We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (OEMs) of complex products such as optical communication components, modules and sub-systems, industrial lasers and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, advanced packaging, integration, final assembly and test. Although we focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix”, we also have the capability to accommodate high-volume production. Based on our experience, and the positive feedback we have received from our customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers, automotive, and sensors markets.

Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities such as optical communications, industrial lasers, automotive, and sensors. The products that we manufacture for our OEM customers include selective switching products; tunable transponders and transceivers; active optical cables; solid state, diode-pumped, gas and fiber lasers; and sensors. In many cases, we are the sole outsourced manufacturing partner used by our customers for the products that we produce for them.

We also design and fabricate application-specific crystals; prisms; mirrors; laser components; substrates, and other custom and standard borosilicate, clear fused quartz, and synthetic fused silica glass products. We incorporate our customized optics and glass into many of the products we manufacture for our OEM customers, and we also sell customized optics and glass in the merchant market.

Audit Committee Investigation

During the fourth quarter of our current fiscal year 2014, the Company identified violations of our policies and procedures relating to finished goods held in our warehouse on behalf of our customers (the Company refers to finished goods held in our warehouse on behalf of our customers as consignment goods or consignment inventory and, when the finished goods are sold, the Company refers to the related revenue as consignment revenue). Specifically, the Company identified violations related to certain employees in one business unit colluding to cause the improper recognition of revenues for certain goods by recording consignment revenues on goods before such goods were finished.

In connection with the above, the Audit Committee of our Board of Directors initiated an investigation concerning various accounting cut-off issues in fiscal year 2014, specifically the shipment of unfinished goods to consignment inventory and other inventory cut-off considerations. The investigation found certain process weaknesses concerning the potential to invoice unfinished goods held under consignment arrangements and the need for certain remedial measures.

The recommended remedial measures identified through the investigation included the following remedial steps, which are currently being implemented:

•	Certain personnel disciplinary actions with respect to the staff involved in the violations;

•	Mandatory training on revenue recognition policies and related cut-off procedures; and

•	Process improvements, including certain controls relating to finished goods recorded as consignment inventory.

The investigation did not find executive officer involvement in the identified violations.

Impact of the Findings of the Investigation on the Financial Statements and Internal Controls

Based on an analysis prepared by the Company, it was determined that the potential exposure relating to the control deficiencies identified during the investigation were not material to our financial statements. Further, the Company assessed these control deficiencies to be significant deficiencies rather than material weaknesses on the basis that there was no executive officer involvement in the violations, the potential misstatements were not material to the financial statements and the Audit Committee was actively involved in the investigation.

Consignment Revenue Recognition

Subsequent to completion of the Audit Committee’s investigation, the Company evaluated its accounting practices surrounding consignment inventory and consignment revenue. Based on that evaluation, the Company determined that for certain volume supply agreements with our customers, not all of the revenue recognition criteria prescribed by U.S. GAAP and Staff Accounting Bulletin No. 104 had been met at the time revenue was recorded. Specifically, the Company misapplied the guidance when assessing the terms of these agreements with respect to when title and risk of loss transfers to our customers. As a result, the Company determined that certain sales previously recognized did not qualify for revenue recognition in the periods in which they were recognized. The Company has evaluated the impact of the errors on both a quantitative and qualitative basis under the guidance of ASC 250-Accounting Changes and Error Corrections and determined that the errors did not have a material impact to the previously issued consolidated financial statements. Accordingly, previously issued financial statements for fiscal years 2013 and 2012 have not been revised or restated. Further, the

Company has assessed the control implications and concluded that the deficiency constituted a material weakness in internal control over financial reporting (refer to Item 9A for additional information).

Had the Company made adjustments to record, in fiscal year 2014, revenues that were inappropriately recorded in fiscal year 2013, fiscal year 2014 revenues would have increased by $11.09 million. Had adjustments been made to reflect revenues in the appropriate quarters in fiscal year 2014, revenues in fiscal year 2014 would have increased (decreased) as follows:

(amount in thousands)	Q1-2014 27-Sep-13	Q2-2014 27-Dec-13	Q3-2014 28-Mar-14	Q4-2014 27-Jun-14	FY 2014 27-Jun-14
Revenues	$2,706	$(6,350)	$1,964	$12,777	$11,096

Thailand Flooding

We suspended production at all of our manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 owing to severe flooding. Thereafter, we permanently ceased production at our Chokchai facility. Insurance claims were submitted to our insurers for losses incurred during the flood and all have been settled as of June 27, 2014. During fiscal year 2014, we recognized $45.2 million in flood-related income towards full and final settlement of our owned and consigned equipment and inventory claims. This income was offset by the recognition of $0.5 million of expenses in connection with write-offs of advance payments to a customer that suffered flood losses.

In fiscal year 2013, we received from our insurers an interim payment of $16.2 million against our claim for owned inventory losses and owned equipment losses, a payment of $13.1 million as full and final settlement of our claim for business interruption losses, and a payment of $0.1 million as full and final settlement of our claim for damage to our buildings at Pinehurst. This income was offset by the recognition of $2.3 million of additional expenses in connection with liabilities to third parties due to flood losses.

During fiscal year 2014, we made a cash payment of $5.2 million and transferred equipment with an aggregate value of $2.3 million, to a customer towards full and final settlement for any and all flood-related losses, in accordance with the settlement agreement entered into during fiscal year 2013 with such customer. In addition, we fulfilled our obligations to a customer’s insurers by making a payment of $2.2 million for full and final settlement of our liability for damages to customer-owned inventory which occurred during the flooding in accordance with the settlement agreement entered into during fiscal year 2013 with such insurer. We also made a cash payment of $0.1 million towards the other flood-related settlements during the year ended June 27, 2014.

During fiscal year 2013, we entered into settlement agreements with each of our customers impacted by the flooding regarding our liability for customers’ losses as a result of the flooding. In connection with such settlement agreements, during fiscal year 2013, we paid an aggregate of $37.7 million to customers, transferred equipment purchased on behalf of customers to those customers with an aggregate value of $5.9 million and reduced net accounts receivable from customers by an aggregate of $5.7 million. As of June 28, 2013, our liability to two of our impacted customers for any and all flood-related losses had been satisfied in full.

During fiscal year 2013, we also entered into a settlement agreement with a customer’s insurers to resolve a subrogation claim related to recovery proceeds paid by such insurer to the customer for damages to customer-owned inventory during the flooding. Under the terms of the settlement agreement, we agreed to pay $6.5 million to the insurer, to be paid in three installments. As of June 28, 2013, we had paid an aggregate of $4.3 million. The final payment of approximately $2.2 million was made in July 2013.

Revenues

Our total revenues increased by $36.3 million, or 5.7%, to $677.9 million for fiscal year 2014, compared with $641.5 million for fiscal year 2013. This increase was primarily due to an increase in our customers’ demand for optical communications products during the year ended June 27, 2014.

We believe our ability to expand our relationships with existing customers and attract new customers is due to a number of factors, including our broad range of complex engineering and manufacturing service offerings, flexible low-cost manufacturing platform, process optimization capabilities, advanced supply chain management, excellent customer service and experienced management team. Although we expect the prices we charge for our manufactured products to decrease over time (partly as a result of competitive market forces), we still believe we will be able to maintain favorable pricing for our services because of our ability to reduce cycle time, adjust our product mix by focusing on more complicated products, improve product quality and yields, and reduce material costs for the products we manufacture. We believe these capabilities will enable us to help our OEM customers reduce their manufacturing costs while maintaining or improving the design, quality, reliability and delivery times of their products.

Revenues, by percentage, from individual customers representing 10% or more of our total revenues in the respective periods were as follows:

	Years Ended
	June 27, 2014	June 28, 2013	June 29, 2012
JDS Uniphase Corporation	24%	22%	25%
Oclaro, Inc. (1)	22%	25%	12%
Finisar Corporation	* (2)	* (2)	10%

(1)	Includes revenue of Opnext, Inc., which was acquired by Oclaro, Inc. in July 2012.
(2)	Less than 10% of total revenues in the period.

During fiscal year 2014 and fiscal year 2013, we had two customers that each contributed 10% or more of our total revenues, and such customers together accounted for 46% and 47%, respectively, of our total revenues during the respective periods. During fiscal year 2012, we had three customers that each contributed 10% or more of our total revenues.

Because we depend upon a small number of customers for a significant percentage of our total revenues, a reduction in orders from, a loss of, or any other adverse actions by, any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price. Moreover, our customer concentration increases the concentration of our accounts receivable and payment default by any of our key customers will negatively impact our exposure. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may have been exacerbated by the impact of the flooding in Thailand, and the continued uncertainty in the global economies. Certain customers have gone out of business or have been acquired or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers. Therefore, any financial difficulties that our key customers experience could materially and adversely affect our operating results and financial condition by generating charges for inventory write-offs, provisions for doubtful accounts, and increases in working capital requirements due to increased days inventory and in accounts receivable.

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

The percentage of our revenues generated from bill-to location outside of North America decreased from 53.3% in fiscal year 2013 to 51.8% in fiscal year 2014, primarily because of a decrease in sales volumes of our customers in those regions. We expect that the portion of our future revenues attributable to customer in regions outside of North America will remain flat as compared with the fiscal year 2014.

The following table presents percentages of total revenues by geographic regions:

	Years Ended
	June 27, 2014	June 28, 2013	June 29, 2012
North America	48.2%	46.7%	48.3%
Asia-Pacific	34.0	34.0	33.5
Europe	17.8	19.3	18.2

	100.0%	100.0%	100.0%

Our Contracts

We enter into supply agreements with our customers which generally have an initial term of up to three years, subject to automatic renewals for subsequent one-year terms unless expressly terminated. Although there are no minimum purchase requirements in our supply agreements, our customers do provide us with rolling forecasts of their demand requirements. Our supply agreements generally include provisions for pricing and periodic review of pricing, consignment of our customer’s unique production equipment to us, and the sharing of benefits from cost-savings derived from our efforts. We are generally required to purchase materials, which may include long lead-time materials and materials that are subject to minimum order quantities and/or non-cancelable or non-returnable terms, to meet the stated demands of our customers. After procuring materials, we manufacture products for our customers based on purchase orders that contain terms regarding product quantities, delivery locations and delivery dates. Our customers are generally obligated to purchase finished goods that we have manufactured according to their demand requirements. Materials that are not consumed by our customers within a specified period of time, or are no longer required due to a product’s cancellation or end-of-life, are typically designated as excess or obsolete inventory under our contracts. Once materials are designated as either excess or obsolete inventory, our customers are typically required to purchase such inventory from us even if they have chosen to cancel production of the related products.

Cost of Revenues

The key components of our cost of revenues are material costs, employee costs, and infrastructure-related costs. Material costs generally represent the majority of our cost of revenues. Several of the materials we require to manufacture products for our customers are customized for their products and often sourced from a single supplier or in some cases, our own subsidiaries. Shortages from sole-source suppliers due to yield loss, quality concerns, and capacity constraints, among other factors, may increase our expenses and negatively impact our gross profit margin or total revenues in a given quarter. Material costs include scrap material. Historically, scrap rate diminishes during a product’s life cycle due to process, fixturing and test improvement and optimization.

A second significant element of cost of revenues is employee costs, including indirect employee costs related to design; configuration and optimization of manufacturing processes for our customers, quality testing; materials testing and other engineering services; and direct costs related to our manufacturing employees. Direct employee costs include employee salaries, insurance and benefits, merit-based bonuses, recruitment, training and retention. Historically, our employee costs have increased primarily due to increases in the number of employees necessary to support our growth and, to a lesser extent, costs to recruit, train and retain employees. Our cost of revenues are significantly impacted by salary levels in Thailand and the PRC; the fluctuation of the Thai baht and RMB against our functional currency, the U.S. dollar; and our ability to retain our employees. We expect our employee costs to increase as wages continue to increase in Thailand and the PRC. For example, effective April 1, 2012, the Thai government increased minimum daily wages from 215 Thai baht to 300 Thai baht. Wage increases may impact our ability to sustain our competitive advantage and may reduce our profit margin. We seek to mitigate these cost increases through improvements in employee productivity, employee retention, and asset utilization.

Our infrastructure costs are comprised of depreciation, utilities, facilities management, and overhead costs. Most of our facility leases are long-term agreements. Our depreciation costs include buildings and fixed assets, primarily at our Pinehurst Campus in Thailand, and capital equipment located at each of our manufacturing locations.

During fiscal year 2014 and fiscal year 2013, discretionary merit-based bonus awards were provided to our non-executive employees. Charges included in cost of revenues for bonus distributions to such employees were $1.9 million, $2.0 million and $1.3 million for fiscal year 2014, fiscal year 2013, and fiscal year 2012, respectively.

Share-based compensation expense included in cost of revenues was $1.2 million, $1.1 million and $1.5 million for fiscal year 2014, fiscal year 2013, and fiscal year 2012, respectively.

We expect to incur significant incremental costs of revenue as a result of our continued diversification into the industrial lasers, automotive, and sensors markets, and other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities. We also expect to incur incremental costs of revenue as a result of our planned expansion into new geographic markets, though we are not able to determine the amount of these incremental expenses.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses (SG&A) primarily consist of corporate employee costs for sales and marketing, general and administrative, and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense, and other general expenses not related to cost of revenues. In fiscal year 2015, we expect our SG&A expenses will increase on an absolute dollar basis and remain flat as a percentage of revenue compared with fiscal year 2014.

The compensation committee of our board of directors approved a fiscal year 2014 executive incentive plan with quantitative objectives based on achieving certain revenue and gross margin percentage targets for our fiscal year ended June 27, 2014, as well as qualitative objectives, based on achieving individual performance goals. Bonuses under our fiscal year 2014 executive incentive plan are payable after the end of fiscal year 2014. In fiscal year 2013, the compensation committee approved a fiscal year 2013 executive incentive plan with quantitative objectives, based on achieving certain revenue and earnings per share targets for our fiscal year ended June 28, 2013. No bonuses were earned under the fiscal year 2013 executive incentive plan, however, the compensation committee awarded discretionary bonuses to our executive employees in the three months ended September 27, 2013. Discretionary merit-based bonus awards were also available to our non-executive employees during fiscal year 2014 and fiscal year 2013.

Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $3.1 million, $1.7 million and $0.4 million for fiscal year 2014, fiscal year 2013 and fiscal year 2012, respectively.

Share-based compensation expense included in SG&A expenses was $4.4 million, $4.0 million and $3.1 million for fiscal year 2014, fiscal year 2013, and fiscal year 2012, respectively.

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

Additional Financial Disclosures

Foreign Exchange

As a result of our international operations, we are exposed to foreign exchange risk arising from various currency exposures primarily with respect to the Thai baht. Although a majority of our total revenues is denominated in U.S. dollars, a substantial portion of our payroll plus certain other operating expenses are incurred and paid in Thai baht. The exchange rates between the Thai baht and the U.S. dollar have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We report our financial results in U.S. dollars and our results of operations have been and may continue to be negatively impacted owing to appreciation of the Thai baht against the U.S. dollar. Smaller portions of our expenses are incurred in a variety of other currencies, including RMB, Canadian dollars, Euros, and Japanese yen, the appreciation of which may also negatively impact our financial results.

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of March 30, 2012, we had drawn down the entire $30.0 million available under the term loan facility. Borrowings and interest under the term loan have been scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of June 27, 2014 and June 28, 2013, we had outstanding borrowings under the term loan facility of $16.5 million and $22.5 million, respectively. Under the terms of the cross currency swap arrangement amounts drawn in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month London Interbank Offered Rate (LIBOR) plus 2.8% per annum.

In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative financial instruments. We may enter into short-term forward foreign currency contracts or put option contracts to help manage currency exposures associated with certain assets and liabilities, primarily short-term obligations. The forward exchange contracts and put option contracts generally had original maturities of one to six months, and no forward exchange contract or put option contract has had an original maturity greater than one year. All foreign currency exchange contracts are recognized on the consolidated balance sheets at fair value. As we do not apply hedge accounting to these instruments, the change in the fair value of the derivatives are recorded in foreign exchange (loss) gain, net on the consolidated statements of operations. The gains and losses on our forward contracts and put option contracts generally offset losses and gains on the assets, liabilities, and transactions economically hedged and, accordingly, generally do not subject us to the risk of significant accounting losses.

We had foreign currency assets and liabilities in Thai baht and RMB as follows:

	As of June 27, 2014			As of June 28, 2013
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	1,536,887	$47,318	79.6	567,561	$18,232	51.6
RMB	74,813	12,156	20.4	105,680	17,104	48.4

Total		$59,474	100.0		$35,336	100.0

Liabilities
Thai baht	735,490	$22,644	81.1	585,364	$18,804	88.4
RMB	32,512	5,283	18.9	15,308	2,478	11.6

Total		$27,927	100.0		$21,282	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 27, 2014, there were $15.0 million in put option contracts outstanding on the Thai baht payables. As of June 28, 2013, there were $23.0 million in selling forward contracts and $5.0 million in put option contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable, and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of June 27, 2014 and June 28, 2013, we did not have any RMB to U.S. dollar forward contracts.

As of June 27, 2014 and June 28, 2013, unrealized gain from fair market value of derivatives amounted to $0.1 million and unrealized loss from fair market value of derivatives amounted $0.8 million, respectively.

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

Under the Exchange Rules, RMB is freely convertible into foreign currencies for current account items, including the distribution of dividends, interest payments, and trade and service-related foreign exchange transactions. However, conversion of RMB for capital account items, such as direct investments, loans, security investments and repatriation of investments, is still subject to the approval of SAFE.

Under the Administration Rules, foreign-invested enterprises may only buy, sell, or remit foreign currencies at banks authorized to conduct foreign exchange business after providing valid commercial documents and relevant supporting documents and, in the case of capital account item transactions, obtaining approval from SAFE. Capital investments by foreign-invested enterprises outside of the PRC are also subject to limitations, which include approvals by the Ministry of Commerce, SAFE, and the State Development and Reform Commission.

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

In addition, the General Administration of Taxation has issued circulars concerning employee share options. Under these circulars, our employees working in the PRC who exercise share options will be subject to PRC individual income tax. Our PRC subsidiary is obligated to file documents related to employee share options with relevant tax authorities and withhold individual income taxes of those employees who exercise their share options.

Furthermore, our transfer of funds to our subsidiaries in Thailand and the PRC are each subject to approval by governmental authorities in the case of an increase in registered capital, or subject to registration with governmental authorities in case of a shareholder loan. These limitations on the flow of funds between our subsidiaries and us could restrict our ability to act in response to changing market conditions.

Income Tax

Our effective tax rate is a function of the mix of tax rates in the various jurisdictions in which we do business. We are domiciled in the Cayman Islands. Under the current laws of the Cayman Islands, we are not subject to tax in the Cayman Islands on income or capital gains. We have received this undertaking for a 20-year period ending August 24, 2019, and after the expiration date we may request a renewal with the office of the Clerk of the Cabinet for another twenty years.

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5 and from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. Additionally, in December 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result of the announcement, corporate income tax rates for our Thai subsidiary will be reduced from 30% in fiscal year 2012 to 23% in fiscal year 2013, and to 20% in fiscal year 2014 and fiscal year 2015.

Our subsidiary in China has been granted a tax privilege to reduce its corporate income tax rate from 25% to 15%. This privilege was retroactive to January 1, 2011 and expired December 31, 2013. Currently, we are preparing an application to renew this tax privilege and plan to submit it in fiscal year 2015; however, there can be no assurances that such tax privilege will be renewed.

Critical Accounting Policies and Use of Estimates

We prepare our consolidated financial statements in conformity with U.S. GAAP which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities on the date of the consolidated financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our consolidated financial statements, as their application places the most significant demands on our management’s judgment.

A quantitative sensitivity analysis is provided where such information is reasonably available, can be reliably estimated, and provides material information to investors. The amounts used to assess sensitivity are included for illustrative purposes only and do not represent management’s predictions of variability.

Expenses related to flooding

For the fiscal year 2013 and 2012, expenses related to flooding represented our estimate of losses due to the effects of flooding that suspended production at all of our manufacturing facilities in Thailand. Expense consisted mainly of losses to our own buildings, equipment and inventory; losses to consigned equipment and inventory; and other flood related expenses.

We estimated flood-related losses to consigned equipment and inventory based on discussions with our customers regarding their assessments of the damage to, and valuation of, the consigned assets that were under our care, custody and control at our Chokchai facility. For assets owned by us, flood-related losses were estimated based on the net book value of the assets written-off as a result of the flood. During fiscal year 2014, we recognized $45.2 million as income related to flooding towards full and final settlement of our owned and consigned equipment and inventory claims. This income was offset by the recognition of $0.5 million of other expenses in connection with write-offs of advance payments to a customer due to flood losses.

Long-Lived Assets

We review property, plant and equipment for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. Recoverability of property and equipment is measured by comparing its carrying amount to the projected undiscounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment exceeds its fair value. During fiscal year 2012, we set up a provision for impairment of approximately $2.5 million for certain property, plant and equipment that was damaged due to severe flooding in Thailand during October and November 2011. We submitted claims for such losses to our insurance companies, all of which have been settled as of the end of fiscal year 2014. As a result, we wrote-off all assets damaged from the flooding and reversed all asset impairment reserve.

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers’ financial condition and make provisions for doubtful accounts based on the outcomes of these credit evaluations. We evaluate the collectability of our accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections, and the age of past due receivables. Unanticipated changes in the liquidity or financial position of our customers may require additional provisions for doubtful accounts. Under our specific identification method it is not practical to assess the sensitivity of our estimates.

Inventory Valuation

Our inventory is stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments, and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or the financial positions of our customers or changes in economic conditions may require additional provisions for inventory due to our customers’ inability to fulfill their contractual obligations. During fiscal year 2014 and fiscal year 2013, a change of 10% for excess and obsolete materials, based on product demand and production requirements from our customers, would have affected by decrease our net income of approximately $0.3 million and $0.2 million, respectively.

Deferred Income Taxes

Our deferred income tax assets represent temporary differences between the carrying amount and the tax basis of existing assets and liabilities that will result in deductible and payable amounts in future years, including net operating loss carryforwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize these deferred income tax assets. Our judgments regarding future profitability may change owing to future market conditions, changes in U.S. or international tax laws, or other factors. If these estimates and related assumptions change in the future, we may be required to increase or decrease our valuation allowance against the deferred tax assets, resulting in additional or lesser income tax expense. As of June 27, 2014 and June 28, 2013, we assessed all of our deferred tax assets as more likely than not to be realizable and, accordingly, did not have a valuation allowance against our deferred tax assets.

We assess tax positions in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods, based on the technical merits of the position. We apply a “more likely than not” basis (i.e., a likelihood greater than 50 percent), in accordance with the authoritative guidance, and recognize a tax provision in the consolidated financial statements for an uncertain tax position that would not be sustained.

Share-Based Compensation

Awards granted are accounted for by recognizing the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards, in the consolidated financial statements. In determining the fair value of awards, we are required to make estimates of the fair value of our ordinary shares, expected dividends to be issued, expected volatility of our shares, expected forfeitures of the awards, risk free interest rates for the expected terms of the awards, expected terms of the awards, and the vesting period of the respective awards.

The determination of our share-based compensation expense for both current and future periods requires the input of assumptions, including estimated forfeitures and the price volatility of the underlying ordinary shares. We estimate forfeitures based on past employee retention rates and our expectations of future retention rates, and we will prospectively revise our forfeiture rates based on actual history. Our share-based compensation expense may change based on changes to our actual forfeitures.

For accounting purposes only, the fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model, which takes into account the following factors: (i) the exercise price of the options; (ii) the estimated fair value of the underlying ordinary shares; (iii) the expected life of the options; (iv) the expected volatility of the underlying ordinary shares; (v) the risk-free interest rate during the expected life of the options, and (vi) the expected dividend yield of the underlying ordinary shares. However, these fair values are inherently uncertain and highly subjective.

The exercise price of the options is stated in the option agreements. The expected life of the options involves estimates of the anticipated timing of the exercise of the vested options. The expected volatility is based on the historical volatility of the capital stock of comparable publicly-traded companies. We have applied the U.S. Treasury Bill interest rate with a maturity date similar to the expected life of our options as the risk-free interest rate and assumed a dividend yield for periods when we paid dividends.

Results of Operations

The following table sets forth a summary of our consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	Years Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Revenues	$677,854	$641,542	$564,732
Cost of revenues	(603,621)	(572,124)	(502,818)

Gross profit	74,233	69,418	61,914
Selling, general and administrative expenses	(27,664)	(23,787)	(23,466)
Income (expense) related to flooding	44,748	27,211	(97,286)
Expenses related to reduction in workforce	—	(2,052)	(1,978)

Operating income (loss)	91,317	70,790	(60,816)
Interest income	1,793	1,083	844
Interest expense	(713)	(1,010)	(427)
Foreign exchange (loss) gain, net	(24)	354	1,569
Other income	797	692	395

Income (loss) before income taxes	93,170	71,909	(58,435)
Income tax (expense) benefit	(1,439)	(2,940)	1,968

Net income (loss)	91,731	68,969	(56,467)
Other comprehensive income	—	—	—

Net comprehensive income (loss)	$91,731	$68,969	$(56,467)

The following table sets forth a summary of our consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Years Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Revenues	100.0%	100.0%	100.0%
Cost of revenues	(89.1)	(89.2)	(89.0)

Gross profit	10.9	10.8	11.0
Selling, general and administrative expenses	(4.1)	(3.7)	(4.2)
Income (expense) related to flooding	6.6	4.2	(17.2)
Expenses related to reduction in workforce	—	(0.3)	(0.4)

Operating income (loss)	13.4	11.0	(10.8)
Interest income	0.3	0.2	0.1
Interest expense	(0.1)	(0.2)	(0.1)
Foreign exchange (loss) gain, net	(0.0)	0.1	0.3
Other income	0.1	0.1	0.1

Income (loss) before income taxes	13.7	11.2	(10.3)
Income tax (expense) benefit	(0.2)	(0.5)	0.3

Net income (loss)	13.5	10.7	(10.0)
Other comprehensive income	—	—	—

Net comprehensive income (loss)	13.5%	10.7%	(10.0)%

The following table sets forth our revenues by end market for the periods indicated. As necessary, comparative figures have been adjusted to conform with changes in presentation in the current year.

	Years Ended
(amount in thousands)	June 27, 2014	June 28, 2013	June 29, 2012
Optical communications	$484,071	$449,790	$382,673
Lasers, sensors, and other	193,783	191,752	182,059

Total	$677,854	$641,542	$564,732

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Fiscal Year 2014 with Fiscal Year 2013

Total revenues. Our total revenues increased by $36.3 million, or 5.7%, to $677.9 million for fiscal year 2014, as compared with $641.5 million for fiscal year 2013. This increase was primarily due to an increase in optical communication products sales volume. Revenues from optical communications products represented 71.4% of our total revenues for fiscal year 2014, compared with 70.1% for fiscal year 2013.

Cost of revenues. Our cost of revenues increased by $31.5 million, or 5.5%, to $603.6 million, or 89.1% of total revenues, for fiscal year 2014, compared with $572.1 million, or 89.2% of total revenues, for fiscal year 2013. The increase in cost of revenues on an absolute dollar basis was primarily due to an increase in sales volume and cost of revenues increased in proportionally. Cost of revenues also included non-cash share-based compensation expense of $1.2 million for fiscal year 2014, compared with $1.1 million for fiscal year 2013.

Gross profit. Our gross profit increased by $4.8 million, or 6.9%, to $74.2 million, or 11.0% of total revenues, for fiscal year 2014, compared with $69.4 million, or 10.8% of total revenues, for fiscal year 2013. The slight increase in gross profit margin during fiscal year 2014, compared with fiscal year 2013, was primarily related to an increase in revenues resulting from increases in both optical and non-optical products sales volume.

SG&A expenses. Our SG&A expenses increased by $3.9 million, or 16.3%, to $27.7 million, or 4.1% of total revenues, for fiscal year 2014, compared with $23.8 million, or 3.7% of total revenues, for fiscal year 2013. Our SG&A expenses increased both in absolute dollars and as a percentage of revenue during fiscal year 2014, compared with fiscal year 2013, mainly due to: (a) a $1.8 million increase in accrued executive bonuses, salaries, and other benefits; (b) the recognition of $0.5 million in severance and related payments to an executive who left the Company in March 2014; (c) a $0.7 million increase in severance liability expense in fiscal year 2014 due to an increase in the number of employees; and (d) a $0.4 million increase in share-based compensation charges. We also recorded share-based compensation charges of $4.4 million for fiscal year 2014, compared with $4.0 million for fiscal year 2013.

Income related to flooding. In fiscal year 2014, we recognized income related to flooding of $45.2 million towards full and final settlement of our owned and consigned equipment and inventory claims. This income was offset by the recognition of $0.5 million of other expenses in connection with write-offs of advance payments to a customer due to flood losses. In fiscal year 2013, we recognized $27.2 million of income related to flooding, which consisted of an interim payment from our insurers of $16.2 million against our claims for owned inventory losses and owned equipment losses, a payment of $13.1 million from our insurers in full and final settlement of our claims for business interruption losses and a payment of $0.1 million from our insurers in full and final settlement of our claim for damage to our buildings at Pinehurst, which was offset by the recognition of $2.2 million in additional liabilities to third parties due to flood losses.

Expenses related to reduction in workforce. During fiscal year 2013, we implemented a reduction in workforce and incurred expenses of approximately $2.1 million, which represented severance and benefits costs associated with the termination of approximately 180 employees in accordance with contractual obligations and local regulations.

Operating income. Our operating income increased by $20.5 million to $91.3 million, or 13.5% of total revenues, for fiscal year 2014, compared with $70.8 million, or 11.0% of total revenues, for fiscal year 2013.

Interest income. Our interest income increased by $0.7 million to $1.8 million for fiscal year 2014, compared with $1.1 million for fiscal year 2013. This increase was due to increases in cash and cash equivalent balances and an increase in interest rates.

Interest expense. Our interest expense decreased by $0.3 million to $0.7 million for fiscal year 2014, compared with $1.0 million for fiscal year 2013. These decreases were due to a decreases in our average long-term loan balances resulting from repayments during the year.

Income before income taxes. We recorded income before income taxes of $93.2 million for fiscal 2014, compared with $71.9 million for fiscal year 2013.

Income tax expense. Our provision for income tax reflects an effective tax rate of 1.5% for fiscal year 2014, compared with an effective tax rate of 4.1% for fiscal year 2013. The decrease was primarily due to the reversal of liability for uncertain tax positions, including accrued interest of $1.5 million and increase in deferred tax assets of $0.6 million and a higher portion of net income during the period, primarily from income related to flooding of $44.7 million that was not subjected to income tax, compared with the reversal of liability for uncertain tax positions of $0.6 million for fiscal year 2013.

Net income. We recorded net income of $91.7 million, or 13.5% of total revenues, for fiscal year 2014, compared with a net income of $69.0 million, or 10.7% of total revenues, for fiscal year 2013.

Comparison of Fiscal Year 2013 with Fiscal Year 2012

Total revenues. Our total revenues increased by $76.8 million, or 13.6%, to $641.5 million for fiscal year 2013, compared with $564.7 million for fiscal year 2012. This increase was primarily due to an increase in optical communication product sales volume resulting from restoration of our operations that had been temporarily suspended during the three months ended December 30, 2011 owing to the October and November 2011 flooding in Thailand. Revenues from optical communications products represented 70.1% of our total revenues fiscal year 2013, compared with 67.8% for fiscal year 2012.

Cost of revenues. Our cost of revenues increased by $69.3 million, or 13.8%, to $572.1 million, or 89.2% of total revenues, for fiscal year 2013, compared with $502.8 million, or 89.0% of total revenues, for fiscal year 2012. The increase in absolute dollars was primarily due to an increase in revenues, unfavorable foreign exchange impact to local spending in Thailand as a result of the appreciation of Thai baht, and an increase in Thailand’s minimum daily wages effective April 1, 2012. Cost of revenues also included share-based compensation expense of $1.1 million for fiscal year 2013, compared with $1.5 million for fiscal year 2012.

Gross profit. Our gross profit increased by $7.5 million, or 12.1%, to $69.4 million, or 10.8% of total revenues, for fiscal year 2013, compared with $61.9 million, or 11.0% of total revenues, for fiscal year 2012.

The increase in gross profit margin during fiscal year 2013, compared with fiscal year 2012, was primarily related to an increase in revenues resulting from restoration of our operations, which had been temporarily suspended during the three months ended December 30, 2011 owing to flooding in Thailand, during which time our revenues decreased significantly while we continued to incur fixed costs.

SG&A expenses. Our SG&A expenses increased by $0.3 million, or 1.4%, to $23.8 million, or 3.7% of total revenues, for fiscal year 2013, compared with $23.5 million, or 4.2% of total revenues, for fiscal year 2012. Our SG&A expenses increased in absolute dollars during fiscal year 2013, compared with fiscal year 2012, due primarily to the recognition of accrued executive bonuses of approximately $1.4 million, partially offset by a decrease in business development expenses and CASIX’s administrative and research and development expenses during fiscal year 2013. We also recorded share-based compensation charges of $4.0 million for fiscal year 2013, compared with $3.1 million for fiscal year 2012.

Income (expense) related to flooding. In fiscal year 2013, we recognized $27.2 million of income related to flooding which consisted of an interim payment from our insurers of $11.4 million against our claims for owned inventory losses, an interim payment from our insurers of $4.8 million against our claims for owned equipment losses, a payment of $13.1 million from our insurers in full and final settlement of our claims for business interruption losses, and a payment of $0.1 million from our insurers in full and final settlement of our claim for damage to our buildings at Pinehurst, offset by the recognition of additional liabilities to third parties due to flood losses of $2.2 million. In fiscal year 2012, we recognized $97.3 million of expense related to flooding, which consisted of losses of $48.5 million related to damage to customer-owned equipment and machinery, $28.4 million related to damage to our inventory and customer-owned inventory, $4.6 million related to damage to our machinery and equipment, $2.4 million related to damage to our Chokchai facility, and $13.4 million of other flood-related expenses.

Expenses related to reduction in workforce. During the fourth quarters of fiscal year 2013 and fiscal year 2012, we implemented a reduction in workforce and incurred expenses of approximately $2.1 million and $2.0 million, respectively which represented severance and benefits costs associated with the termination of approximately 180 employees and 170 employees, respectively, in accordance with contractual obligations and local regulations.

Operating income (loss). Our operating income increased by $131.6 million to $70.8 million, or 11.0% of total revenues, for fiscal year 2013, compared with an operating loss of $(60.8) million, or (10.8)% of total revenues, for fiscal year 2012.

Interest income. Our interest income for fiscal year 2013 increased by $0.2 million to $1.1 million, compared with $0.8 million for fiscal year 2012. This increase was due to increases in cash and cash equivalent balances and an increase in interest rates.

Interest expense. Our interest expense for fiscal year 2013 increased by $0.6 million to $1.0 million, compared with $0.4 million for fiscal year 2012. This increases was due to an increase in interest rates; increases in our average long-term loan balances; and the cessation of capitalizing interest on Building 6 costs following completion of construction in April 2012.

Income (loss) before income taxes. We recorded income before income taxes of $71.9 million for fiscal year 2013, compared with loss before income taxes of $(58.4) million for fiscal year 2012.

Income tax (expense) benefit. Our provision for income tax reflects an effective tax rate of 4.1% for fiscal year 2013, compared with an effective tax rate of (3.4)% (tax benefit) for fiscal year 2012. The increase in effective tax rate for fiscal year 2013 was because we had net income from operations during that period, while in fiscal year 2012, we had a negative effective tax rate due to a tax benefit resulting from a net loss caused by flood-related losses.

Net income (loss). We recorded net income of $69.0 million, or 10.7% of total revenues, for fiscal year 2013, as compared with a net loss of $(56.5) million, or (10.0)% of total revenues, for fiscal year 2012.

Liquidity and Capital Resources

We primarily finance our operations through cash flow from operations activities. As of June 27, 2014, June 28, 2013 and June 29, 2012, we had cash and cash equivalents of $233.5 million, $149.7 million, and $115.5 million, respectively and outstanding debt of $16.5 million, $28.9 million and $38.6 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents for fiscal year 2014, fiscal year 2013, and fiscal year 2012 was 1.0%, 0.9% and 0.8%, respectively.

As of June 27, 2014, all claims that we submitted to our insurance companies for flood related losses have been settled. In fiscal year 2014, we recognized $45.2 million in flood-related income towards full and final settlement of our owned and consigned equipment and inventory claims. This income was offset by the recognition of $0.5 million of other expense in connection with write-offs of advance payments to a customer due to flood losses.

For fiscal year 2013, we recognized $29.4 million of income related to flooding, which consisted of an interim payment from our insurers of $16.2 million against our claims for owned inventory losses and owned equipment losses, a payment from our insurer of $13.1 million in full and final settlement of our claim for business interruption losses, and a payment from our insurer of $0.1 million in full and final settlement of our claim for damage to our buildings at Pinehurst. For fiscal year 2013, we recognized additional expenses of $2.2 million related to liabilities to third parties due to flood losses.

During fiscal year 2014, we made a cash payment of $5.2 million and transferred equipment, with an aggregate value of $2.3 million, to a customer towards full and final settlement for any and all flood-related losses incurred by this customer in accordance with the settlement agreement entered into during fiscal year 2013. In addition, during fiscal year 2014, we fulfilled our obligations to a customer’s insurers by making a payment of $2.2 million for full and final settlement of our liability for damages to customer-owned inventory that occurred during the flooding in accordance with the settlement agreement entered into during fiscal year 2013. We also made a cash payment of $0.1 million towards the other flood-related settlements during fiscal year 2014.

During fiscal year 2013, we entered into a settlement agreement with three of our customers relating to our liability for the customers’ losses as a result of the flooding and made an initial aggregate payment of $8.1 million to such customers.

Notwithstanding the foregoing, we believe that our current cash and cash equivalents, and cash flow from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months.

Our ability to sustain our working capital position is subject to a number of risks that we discuss in Item 1A of this Annual Report on Form 10-K.

We also believe that our current manufacturing capacity is sufficient to meet anticipated production requirements for at least the next 12 months. We maintain a long-term credit facility associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 33 months, and we anticipate that our internally generated working capital, together with our cash and cash equivalents will be adequate to repay this obligation.

The following table shows our net cash provided by operating activities, net cash used in investing activities, and net cash (used in) provided by financing activities for the periods indicated:

	Years Ended
(amount in thousands)	June 27, 2014	June 28, 2013	June 29, 2012
Net cash provided by operating activities	$66,550	$48,750	$2,251
Net cash provided by (used in) investing activities	$26,988	$(5,862)	$(37,378)
Net cash (used in) provided by financing activities	$(8,171)	$(9,128)	$23,202
Net increase (decrease) in cash and cash equivalents	$85,367	$33,760	$(11,925)
Cash and cash equivalents, beginning of period	$149,716	$115,507	$127,282
Cash and cash equivalents, end of period	$233,477	$149,716	$115,507

Operating Activities

Net cash provided by operating activities increased by $17.8 million, or 36.5%, to $66.6 million for fiscal year 2014, compared with net cash provided by operating activities of $48.8 million for fiscal year 2013. The increase was primarily due to an increase in net income from operations, a decrease of $34.5 million in flood-related liabilities to third parties, as we fulfilled our payment obligations to our customers under settlement agreements entered into during fiscal year 2014 and fiscal year 2013, a decrease of $26.6 million in cash payment to vendor, and an increase of $12.6 million in cash collection from customers which were offset by an increase of $50.3 million in inventory.

Net cash provided by operating activities increased by $46.5 million, or 2,065.7%, to $48.8 million for fiscal year 2013, compared with net cash provided by operating activities of $2.3 million for fiscal year 2012. The increase was primarily due to an increase in net income resulting from restoration of operations which had been temporarily suspended during the three months ended December 30, 2011 as a result of flooding in Thailand, compared with a net loss in fiscal year 2012 due to the effects of the flooding, offset by a decrease of $42.0 million in flood-related liabilities to third parties, as we have substantially fulfilled our payment obligations to our customers under settlement agreements entered into during fiscal year 2014 and fiscal year 2013.

Investing Activities

Net cash provided by investing activities increased by $32.9 million, or 560.4%, to $27.0 million for fiscal year 2014, compared with net cash used in investing activities of $5.9 million for fiscal year 2013. The increase in net cash provided by investing activities was primarily due to the receipt of $37.8 million in proceeds against claims related to flood damage to consigned and owned equipment.

Net cash used in investing activities decreased by $31.5 million, or 84.3%, to $5.9 million for fiscal year 2013, compared with net cash used in investing activities of $37.4 million for fiscal year 2012. The decrease was primarily due to a decrease in payments for construction of Pinehurst Building 6, which was completed in April 2012, and the receipt of $4.9 million of proceeds from our insurers against claims related to flood damage to owned equipment and our buildings at Pinehurst.

Financing Activities

Net cash used in financing activities decreased by $1.0 million, or 10.5%, to $8.2 million for fiscal year 2014, compared with net cash used in financing activities of $9.1 million for fiscal year 2013. This decrease was primarily due to an increase of $4.0 million from the proceeds from issuance of ordinary shares under employee share option plans, offset by an increase of $2.7 million from the early repayment of long-term loans for Pinehurst Building 5.

Net cash used in financing activities increased by $32.3 million, or 139.3%, to $9.1 million for fiscal year 2013, compared with net cash provided by financing activities of $23.2 million for fiscal year 2012. This increase was primarily due to scheduled repayments of long-term loans for Pinehurst Building 5 and Building 6 and no new drawdowns during fiscal year 2013, compared with a drawdown of $28.0 million in fiscal year 2012 for construction of Pinehurst Building 6.

Contractual Obligations

The following table sets forth certain of our contractual obligations as of June 27, 2014:

	Payments Due by Period
(amount in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$16,500	$6,000	$10,500	$—	$—
Interest expense obligation (1)	760	437	323	—	—
Operating lease obligations	4,505	988	1,870	1,368	279
Severance liabilities	4,453	268	235	345	3,605
Provision for uncertain income tax position	905	—	395	510	—

Total	$27,123	$7,693	$13,323	$2,223	$3,884

(1)	Interest expense obligation reflects the interest rate on long-term debt obligation as of June 27, 2014. The interest rate was 3.0%. For further discussion of long-term debt obligations, see Note 11 of our audited consolidated financial statements.

As of June 27, 2014, our long-term debt obligations consisted of approximately $16.5 million outstanding under a loan agreement. The loan is secured by certain property, plant and equipment and prescribes maximum ratios of debt to equity and minimum levels of debt service coverage ratios (i.e., earnings before interest expenses and depreciation and amortization plus cash on hand minus short-term debts divided by current portion of long-term debts plus interest expenses). These financial ratio covenants could restrict our ability to incur additional indebtedness and limit our ability to use our cash. Our long-term debt obligation also include customary events of default.

As of June 27, 2014, we were in compliance with our long-term loan agreements. Nonetheless, in the event of a default on these loans or a breach of a financial ratio covenant, the lenders may immediately cancel the loan agreements, deem the full amount of the outstanding indebtedness immediately due and payable; charge us interest on a monthly basis on the full amount of the outstanding indebtedness and, if we cannot repay all of our outstanding obligations, sell the assets pledged as collateral for the loans in order to fulfill our obligations to the lenders. We may also be held responsible for any damages and related expenses incurred by the lender as a result of any default.

We entered into a syndicated senior credit facility agreement (the “Facility Agreement”) with a consortium of banks on May 22, 2014. The Facility Agreement, led by Bank of America, provides for a $200.0 million credit line, comprised of a $150.0 million revolving loan facility and a $50.0 million delayed draw term loan facility. The revolving loan facility contains an accordion feature permitting us to request an increase in the facility up to $100.0 million subject to customary terms and conditions and provided that no default or event of default exists at the time of request. The revolving loan facility terminates and all amounts outstanding are due and payable in full on May 22, 2019. The principal amount of any drawn term loans must be repaid according to the scheduled quarterly amortization payments, with final payment of all amounts outstanding, plus accrued interest, being due May 22, 2019. As of June 27, 2014, no amounts were outstanding under the Facility Agreement.

In addition, we have entered into short-term lending arrangements that are unused but available as needed. As of June 27, 2014, unused borrowing capacity available under short-term banking facilities totaled $1.5 million.

As of June 27, 2014, we also had certain operating lease arrangements in which the lease payments are calculated based on specified formulas. Our rental expenses under these leases were $0.8 million, $0.8 million and $1.8 million for fiscal year 2014, fiscal year 2013, and fiscal year 2012, respectively.

Capital Expenditures

The following table sets forth our capital expenditures, which include amounts for which payments have been accrued, for the periods indicated.

	Years Ended
(amount in thousands)	June 27, 2014	June 28, 2013	June 29, 2012
Capital expenditures	$10,604	$9,284	$37,386

Our capital expenditures for fiscal year 2014 and fiscal year 2013 principally consisted of investment in equipment for our manufacturing facilities. Our capital expenditures for fiscal year 2012 principally consisted of investment in the construction of Pinehurst Building 6, investment in facilities improvements to defend against future flooding, and the repair, restoration and replacement of flood-damaged equipment. During fiscal year 2015, we expect to purchase additional equipment for our manufacturing facilities.

Off-Balance Sheet Commitments and Arrangements

As of June 27, 2014, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We had cash and cash equivalents totaling $233.5 million, $149.7 million and $115.5 million as of June 27, 2014, June 28, 2013 and June 29, 2012, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during fiscal year 2014, fiscal year 2013, and fiscal year 2012, our interest income would have decreased by approximately $0.2 million, $0.1 million and $0.1 million, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate (SIBOR), and LIBOR, plus an additional margin, depending on the lending institution. If the SIBOR and the LIBOR had increased by 100 basis points during fiscal year 2014, fiscal year 2013, and fiscal year 2012, our interest expense would have increased by approximately $0.2 million, $0.3 million, and $0.4 million, respectively, assuming consistent borrowing levels.

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

As a consequence, our gross profit margins, operating results, profitability and cash flows are adversely impacted when the dollar depreciates relative to the Thai baht or the RMB. We have a particularly significant currency rate exposure to changes in the exchange rate between the Thai baht and the U.S. dollar. We must translate foreign currency-denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar compared with such foreign currencies will affect our reported results of operations and the value of our assets and liabilities on our consolidated balance sheets, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and shareholders’ equity.

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

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to six months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign exchange loss of $0.02 million during fiscal year 2014 and foreign exchange gain of $0.4 million during fiscal year 2013. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in an increase in our net dollar position of approximately $3.5 million as of June 27, 2014 and an increase in our net dollar position of approximately $1.8 million as of June 28, 2013. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of June 27, 2014, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Fabrinet

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fabrinet

In our opinion, the accompanying consolidated balance sheets and the related consolidated Statements of operations and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Fabrinet and its subsidiaries (the “Company”) as of June 27, 2014 and June 28, 2013, and the results of their operations and their cash flows for each of the years ended June 27, 2014, June 28, 2013 and June 29, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 27, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the assessment of revenue recognition criteria for customer volume supply agreements existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Annual Report on Internal Control over Financial Reporting. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We do not express an opinion or any other form of assurance on management’s statement referring to remediation efforts in response to the Company’s identified material weakness.

/s/ PricewaterhouseCoopers ABAS Ltd.

PricewaterhouseCoopers ABAS Ltd.
Bangkok, Thailand
October 16, 2014

FABRINET

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	As of June 27, 2014	As of June 28, 2013

Assets
Current assets
Cash and cash equivalents	$233,477	$149,716
Trade accounts receivable, net	101,168	118,475
Inventory, net	124,570	88,962
Deferred tax assets	1,561	1,397
Prepaid expenses	1,691	1,931
Other current assets	2,010	3,505

Total current assets	464,477	363,986

Non-current assets
Property, plant and equipment, net	97,244	97,206
Intangibles, net	72	164
Deferred tax assets	1,775	2,116
Deposits and other non-current assets	989	107

Total non-current assets	100,080	99,593

Total assets	$564,557	$463,579

Liabilities and Shareholders’ Equity
Current liabilities
Long-term loans from bank, current portion	$6,000	$9,668
Trade accounts payable	94,853	77,139
Income tax payable	1,024	1,825
Accrued payroll, bonus and related expenses	8,612	6,220
Accrued expenses	4,345	3,121
Other payables	5,795	5,163
Liabilities to third parties due to flood losses	—	9,812

Total current liabilities	120,629	112,948

Non-current liabilities
Long-term loans from bank, non-current portion	10,500	19,243
Deferred tax liability	1,040	1,152
Severance liabilities	4,453	4,382
Other non-current liabilities	1,099	536

Total non-current liabilities	17,092	25,313

Total liabilities	137,721	138,261

Commitments and contingencies (Note 16)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of June 27, 2014 and June 28, 2013)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 35,152,772 shares and 34,634,967 shares issued and outstanding as of June 27, 2014 and June 28, 2013, respectively)	352	346
Additional paid-in capital	80,882	71,101
Retained earnings	345,602	253,871

Total shareholders’ equity	426,836	325,318

Total Liabilities and Shareholders’ Equity	$564,557	$463,579

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended
(in thousands of U.S. dollars, except per share data)	June 27, 2014	June 28, 2013	June 29, 2012

Revenues	$677,854	$641,542	$564,732
Cost of revenues	(603,621)	(572,124)	(502,818)

Gross profit	74,233	69,418	61,914
Selling, general and administrative expenses	(27,664)	(23,787)	(23,466)
Income (expense) related to flooding	44,748	27,211	(97,286)
Expenses related to reduction in workforce	—	(2,052)	(1,978)

Operating income (loss)	91,317	70,790	(60,816)
Interest income	1,793	1,083	844
Interest expense	(713)	(1,010)	(427)
Foreign exchange (loss) gain, net	(24)	354	1,569
Other income	797	692	395

Income (loss) before income taxes	93,170	71,909	(58,435)
Income tax (expense) benefit	(1,439)	(2,940)	1,968

Net income (loss)	91,731	68,969	(56,467)
Other comprehensive income	—	—	—

Net comprehensive income (loss)	$91,731	$68,969	$(56,467)

Earnings (loss) per share
Basic	$2.63	$2.00	$(1.64)
Diluted	$2.58	$1.98	$(1.64)

Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	34,938	34,557	34,382
Diluted	35,589	34,846	34,382

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in Capital	Retained Earnings	Total
	Shares	Amount

Balances at June 24, 2011	34,207,579	$342	$59,816	$241,369	$301,527
Net loss	—	—	—	(56,467)	(56,467)
Share-based compensation expense	—	—	4,649	—	4,649
Issuance of ordinary shares	263,250	3	997	—	1,000

Balances at June 29, 2012	34,470,829	345	65,462	184,902	250,709
Net income	—	—	—	68,969	68,969
Share-based compensation expense	—	—	5,100	—	5,100
Issuance of ordinary shares	164,138	1	560	—	561
Tax withholdings related to net share settlement of restricted share units	—	—	(21)	—	(21)

Balances at June 28, 2013	34,634,967	346	71,101	253,871	325,318
Net income	—	—	—	91,731	91,731
Share-based compensation expense	—	—	5,547	—	5,547
Issuance of ordinary shares	517,805	6	4,561	—	4,567
Tax withholdings related to net share settlement of restricted share units	—	—	(327)	—	(327)

Balances at June 27, 2014	35,152,772	$352	$80,882	$345,602	$426,836

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands of U. S. dollars)	June 27, 2014	June 28, 2013	June 29, 2012

Cash flows from operating activities
Net income (loss) for the year	$91,731	$68,969	$(56,467)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	10,565	9,994	9,339
Amortization of intangibles	93	217	374
(Gain) loss on disposal of property, plant and equipment	(28)	(24)	17
Income related to flooding	(45,211)	(29,465)	—
Proceeds from insurers for business interruption losses related to flooding	—	13,143	—
Proceeds from insurers for inventory losses related to flooding	7,416	11,419	—
(Reversal of) allowance for doubtful accounts	(72)	(94)	124
Unrealized loss (gain) on exchange rate and fair value of derivative	722	(1,043)	(925)
Share-based compensation	5,547	5,100	4,649
Deferred income tax	65	2,086	(2,242)
Other non-cash expenses (income)	634	(89)	93
Reversal of uncertain tax positions	(1,538)	—	—
Inventory obsolescence (reversal of)	443	(584)	499
Loss from written-off assets and liabilities to third parties due to flood losses	—	2,255	83,871
Changes in operating assets and liabilities
Trade accounts receivable	17,379	4,739	(10,672)
Inventory	(36,051)	14,229	(13,867)
Other current assets and non-current assets	(1,035)	(1,207)	(5,291)
Trade accounts payable	17,714	(8,861)	(6,563)
Income tax payable	737	(5)	(1,505)
Other current liabilities and non-current liabilities	4,951	(35)	817
Liabilities to third parties due to flood losses	(7,512)	(41,994)	—

Net cash provided by operating activities	66,550	48,750	2,251

Cash flows from investing activities
Purchase of property, plant and equipment	(10,835)	(10,793)	(35,535)
Purchase of intangibles	(1)	(2)	(147)
Purchase of assets for lease under direct financing leases	—	—	(2,940)
Proceeds from direct financing leases	—	—	1,217
Proceeds from disposal of property, plant and equipment	29	29	27
Proceeds from insurers in settlement of claims related to flood damage	37,795	4,904	—

Net cash provided by (used in) investing activities	26,988	(5,862)	(37,378)

Cash flows from financing activities
Receipt of long-term loans from bank	—	—	28,000
Repayment of long-term loans from bank	(12,411)	(9,668)	(5,798)
Proceeds from issuance of ordinary shares under employee share option plan	4,567	561	1,000
Withholding tax related to net share settlement of restricted share units	(327)	(21)	—

Net cash (used in) provided by financing activities	(8,171)	(9,128)	23,202

Net increase (decrease) in cash and cash equivalents	$85,367	$33,760	$(11,925)

	Years Ended
(in thousands of U. S. dollars)	June 27, 2014	June 28, 2013	June 29, 2012
Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	$149,716	$115,507	$127,282
Increase (decrease) in cash and cash equivalents	85,367	33,760	(11,925)
Effect of exchange rate on cash and cash equivalents	(1,606)	449	150

Cash and cash equivalents at end of period	$233,477	$149,716	$115,507

Supplemental disclosures
Cash paid for
Interest	$709	$1,014	$711
Taxes	$198	$260	$1,807
Cash received for interest	$1,672	$873	$782

Non-cash investing and financing activities
Construction-related payable	$—	$—	$2,222
Fixed assets payable	$1,130	$1,361	$651

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars unless otherwise noted)

1.	Business and organization

Description of Business

Fabrinet (“Fabrinet” or the “Parent Company”) was incorporated on August 12, 1999, and commenced operations on January 1, 2000. The Parent Company is an exempted company incorporated in the Cayman Islands, British West Indies. “We,” “us,” “our” and the “Company” refer to Fabrinet and its subsidiaries as a group.

The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (OEMs) of complex products, such as optical communication components, modules and sub-systems, industrial lasers and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, advanced packaging, integration, final assembly and test. The Company focuses primarily on the production of low-volume, high-mix products. The subsidiaries of Fabrinet include Fabrinet Co., Ltd. (“Fabrinet Thailand”), Fabrinet USA, Inc., FBN New Jersey Manufacturing, Inc., Fabrinet China Holdings, CASIX, Inc., Fabrinet Pte., Ltd., and Fabrinet AB which was liquidated on May 2, 2014. The Company does not expect that the liquidation will have an effect on its consolidated financial statements.

Asia Pacific Growth Fund III, L.P. and its affiliates held 8.8%, 17.8% and 26.3% of Fabrinet’s share capital (fully diluted) as of June 27, 2014, June 28, 2013, and June 29, 2012, respectively. The Company has no commercial transactions with Asia Pacific Growth Fund III, L.P. and its affiliates.

Secondary Public Offering

On May 28, 2014 and on March 14, 2013, certain existing shareholders of Fabrinet sold an aggregate of 3,150,000 and 3,800,000 ordinary shares at a price of $18.00 and $14.00 per share, respectively, less underwriting discounts and commissions, in a secondary public offering. The Company did not receive any proceeds from the sale of ordinary shares by the selling shareholders. The Company incurred $0.3 million and $0.4 million of expenses in connection with the secondary offering during the years ended June 27, 2014 and June 28, 2013.

2.	Summary of significant accounting policies

Principles of consolidation

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. Fiscal year 2014, fiscal year 2013, and fiscal year 2012 ended on June 27, 2014, June 28, 2013 and June 29, 2012, respectively and consisted of 52 weeks, 52 weeks and 53 weeks, respectively.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include Fabrinet and its subsidiaries listed in Note 1 above. All inter-company accounts and transactions have been eliminated.

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

The functional currency of Fabrinet and its subsidiaries is the USD. Transactions in currencies other than the functional currency are translated into the functional currency at the rates of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rate prevailing at the balance sheet dates. Transaction gains and losses are included in other income and expense, net, in the accompanying consolidated statements of operations.

Cash and cash equivalents

All highly liquid investments with maturities of three months or less from original dates of purchase are carried at fair market value and considered to be cash equivalents. Cash and cash equivalents consist of cash deposited in checking accounts, time deposits with maturities of less than three months and money market accounts.

Trade accounts receivable

Accounts receivable are carried at anticipated realizable value. The Company assesses the collectability of its accounts receivable based on specific customer circumstances, current economic trends, historical experience with collection and the age of past due receivables and provides an allowance for doubtful receivables based on a review of all outstanding amounts at the period end. Bad debts are written-off when identified.

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

Property, plant and equipment

Land is stated at historical cost. Other property, plant and equipment, except for construction in process and machinery under installation, are stated at historical cost less accumulated depreciation. Depreciation is calculated on the straight-line method to write-off the cost of each asset to its residual value over its estimated useful life as follows:

Building and building improvements	10 - 30 years
Leasehold improvements	Shorter of useful life or lease term
Manufacturing equipment	3 - 5 years
Office equipment	3 - 5 years
Motor vehicles	5 years
Computer hardware	3 - 5 years

Construction in process and machinery under installation is stated at historic cost and depreciation begins after it is constructed and fully installed and is used in the operations of the Company.

Gains and losses on disposal are determined by comparing proceeds with carrying amounts and are included in operating income in the consolidated statements of operations.

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

Fair value of financial instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs for the valuation of an asset or liability as of the measurement date. The three levels of inputs that may be used to measure fair value are defined as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 inputs for similar assets and liabilities in active markets other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 inputs that are significant to the fair value measurement and unobservable (i.e. supported by little or no market activity), which require the reporting entity to develop its own valuation techniques and assumptions.

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

Derivatives

Derivatives are recognized on the consolidated balance sheets as other current assets or accrued expenses at fair value, based on the free-standing derivative instrument. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation and can either be designated as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) held for trading or not designated for hedge accounting (“free-standing derivative instrument”).

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, derivatives and accounts receivable.

Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate its credit risks by spreading such risks across multiple counterparties and monitoring the risk profiles of these counterparties.

The Company performs ongoing credit evaluations for credit worthiness of its customers and usually does not require collateral from its customers. Management has implemented a program to closely monitor near term cash collection and credit exposures to mitigate any material losses.

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

Sales of goods

Revenues from sales of goods are generally recognized when the product is shipped to the customer and when there are no unfulfilled obligations that affect the customer’s final acceptance of the arrangement. Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenues are recognized.

Warranty provision

Provisions for estimated expenses relating to product warranties are made at the time the products are sold using historical experience. Generally, this warranty is limited to workmanship and the Company’s liability is capped at the price of the product. The provisions will be adjusted when experience indicates an expected settlement will differ from initial estimates.

Warranty cost allowances of $0.02 million, $0.02 million, and $0.1 million were recognized in the consolidated statements of operations for the years ended June 27, 2014, June 28, 2013 and June 29, 2012, respectively.

Shipping and handling costs

The Company records costs related to shipping and handling in cost of revenues for all periods presented.

Share-based compensation

Share-based compensation is recognized in the consolidated financial statements based on grant-date fair value. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The Company estimates the fair value of share-based awards utilizing the Black-Scholes-Merton (“BSM”) option-pricing model net of estimated forfeitures.

Employee contribution plan

The Company operates a defined contribution plan, known as a provident fund, in Fabrinet Thailand. The assets of this plan are in a separate trustee-administered fund. The provident fund is funded by matching payments from employees and by the subsidiary on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company sponsors the Fabrinet U.S. 401(k) Retirement Plan (the “401(k) Plan”), a Defined Contribution Plan under ERISA, at its Fabrinet USA, Inc. and FBN New Jersey Manufacturing, Inc. subsidiaries, which provides retirement benefits for its eligible employees through tax deferred salary deductions.

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

Income taxes

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

The accounting standard clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.

The Company recognizes a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be allowed by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The accounting interpretation also provides guidance on measurement methodology, derecognition thresholds, financial statement classification and disclosures, recognition of interest and penalties, and accounting for the cumulative-effect adjustment at the date of adoption.

New Accounting Pronouncements—not yet adopted by the Company

In August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) no. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure

of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments require management to evaluate an entity’s ability to continue as a going concern; when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations that become due within one year after the date that the financial statements are issued (or available to be issued). This applies to all entities and effective for fiscal beginning after December 15, 2016 and for annual periods and interim periods thereafter. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718), Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period”. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company is currently evaluating the impact of adoption on this new guidance on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606), issued as a new Topic, Accounting Standards Codification”. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not being permitted. This new guidance can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing impact of adoption of this new guidance on its consolidated financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU provides guidance for netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under this new guidance, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting”. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. This guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 and interim reporting periods therein. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parents’ Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity”. This ASU permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The guidance is effective for fiscal years beginning after December 15, 2013, with early adoption being permitted. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date”. The guidance in this update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect that the adoption of this guidance will have an effect on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In January 2013, the FASB issued ASU No. 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities”. The amendments clarify that the scope of Update 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. This guidance is effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The Company did not have an effect on its consolidated financial statements from the adoption.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment”. Under the amendments, an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. This guidance is effective for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company did not have an effect on its consolidated financial statements from the adoption.

In December 2011, the FASB issued the Accounting Standards Update No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities”. The amendments in this Update will enhance disclosures required by U.S. GAAP by requiring improved information about financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either Section 210-20-45 or Section 815-10-45. Information about offsetting and related arrangements will enable users of an entity’s financial statements to understand the effect of those arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company did not have an effect on its consolidated financial statements from the adoption.

3.	Income taxes

Cayman Islands

Fabrinet is domiciled in the Cayman Islands. Under the current laws of Cayman Islands, Fabrinet is not subject to tax in the Cayman Islands on income or capital gains. Fabrinet has received this undertaking for a 20-year period ending August 24, 2019, and after the expiration date, Fabrinet can make a request for renewal with the office of the Clerk of the Cabinet for another 20 years.

Income of the Company exempted from corporate income tax in the Cayman Islands amounted to $73.0 million, $50.3 million and $0 in the years ended June 27, 2014, June 28, 2013 and June 29, 2012, respectively.

Thailand

Fabrinet Co., Ltd. is where the majority of the Company’s operations and production takes place. The Company is not subject to tax for the period from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5, and from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on, among other things, the export of the Company’s customers’ products out of Thailand and the Company’s agreement not to move Fabrinet Thailand’s manufacturing facilities out of its current province in Thailand for at least 15 years. In addition, in December 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result of the announcement, enacted corporate income tax rates for Fabrinet Thailand was reduced from 30% in fiscal year 2012 to 23% in fiscal year 2013 and to 20% in fiscal year 2014 and fiscal year 2015.

People’s Republic of China

CASIX has been granted a tax privilege to reduce its corporate income tax rate from 25% to 15%. This privilege is retroactive to January 1, 2011 and valid until December 31, 2013, subject to renewal at the end of each three-year period. The Company is in the process of preparing an application to renew this tax privilege and plan to submit it in fiscal year 2015. As a result, the corporate income tax rate for Casix has changed to 25% since January 2014.

The Company’s income tax expense consisted of the following:

	Years Ended
(amount in thousands)	June 27, 2014	June 28, 2013	June 29, 2012
Current	$2,304	$239	$282
Deferred	(865)	2,701	(2,250)

Total income tax expense (benefit)	$1,439	$2,940	$(1,968)

The reconciliation between the Company’s taxes that would arise by applying the statutory tax rate of the country of the Company’s principal operations, Thailand, to the Company’s effective tax charge is shown below:

	Years Ended
(amount in thousands)	June 27, 2014	June 28, 2013	June 29, 2012
Income (loss) before income taxes	$93,170	$71,909	$(58,435)
Tax expense (benefit) calculated at a corporate income tax rate of 20% (2013: 23% and 2012: 30%)	18,634	16,539	(17,531)
Effect of income taxes from locations with tax rates different from Thailand	(2)	(457)	(551)
(Income) loss not subject to tax (1)	(15,648)	(12,728)	15,240
(Reversal of) income tax on unremitted earnings	(259)	466	552
Effect of tax rate change	(662)	(303)	1,263
Effect of foreign exchange rate adjustment	(380)	(90)	(993)
Insurance proceeds from equipment claim due to flooding	—	(516)	—
Reversal of reserve fixed assets damaged from flooding	(251)	—	—
Others	7	29	52

Corporate income tax expense (benefit)	$1,439	$2,940	$(1,968)

(1)	Income not subject to tax relates to income earned in the Cayman Islands, income subject to an investment promotion privilege for Building 5 and Building 6. Income (loss) not subject to tax per ordinary share on a diluted basis (in dollars) was $0.44, $0.37and $(0.44) for the years ended June 27, 2014, June 28, 2013 and June 29, 2012, respectively.

As of June 27, 2014, there were no tax losses carried forward due to severe flooding in Thailand during October and November, 2011.

The Company’s deferred tax assets and deferred tax liabilities at each balance sheet date are as follows:

	Years Ended
(amount in thousands)	June 27, 2014	June 28, 2013
Deferred tax assets:
Depreciation	$1,777	$1,684
Severance liability	796	680
Reserve and allowance	1,597	909
Allowance for tax loss carried forward	—	983
Non-deductible flood loss expenses	—	540
Others	—	70

Total	$4,170	$4,866

	Years Ended
(amount in thousands)	June 27, 2014	June 28, 2013
Deferred tax liabilities:
Deferred cost of service and expense	$(23)	$(24)
Insurance proceeds from equipment claim due to flooding	—	(540)
Deferred tax from unremitted earning	(1,838)	(1,941)
Others	(13)	—

Total	(1,874)	(2,505)

Net	$2,296	$2,361

Current deferred income tax assets and liabilities and non-current deferred income tax assets and liabilities are offset when the income taxes relate to the same tax jurisdiction. The following amounts are shown in the consolidated balance sheets:

	Years Ended
(amount in thousands)	June 27, 2014	June 28, 2013
Deferred income tax assets—current	$1,561	$1,397
Deferred income tax liabilities—current	—	—

Current deferred income tax—net	1,561	1,397

Deferred income tax assets—non current	1,775	2,116
Deferred income tax liabilities—non current	(1,040)	(1,152)

Non-current deferred income tax—net	735	964

Net deferred income tax assets	$2,296	$2,361

Income tax liabilities have not been established for withholding tax and other taxes that would be payable on the unremitted earnings of Fabrinet Thailand. Such amounts of Fabrinet Thailand are permanently reinvested; unremitted earnings for Fabrinet Thailand totaled $37.2 million and $25.4 million as of June 27, 2014 and June 28, 2013, respectively. Unrecognized deferred tax liabilities for such unremitted earnings were $2.6 million and $2.3 million as of June 27, 2014 and June 28, 2013, respectively.

Deferred tax liabilities of $1.8 million and $1.9 million have been established for withholding tax on the unremitted earnings of CASIX, which included in non-current deferred tax liability as of June 27, 2014 and June 28, 2013, respectively.

Uncertain income tax positions

Interest and penalties related to uncertain tax positions are recognized in income tax expense. The Company had approximately $0.04 million and $0.7 million of accrued interest and penalties related to uncertain tax positions on the consolidated balance sheets as of June 27, 2014 and June 28, 2013, respectively. The Company recorded (reversed) interest and penalties of ($0.6 million), ($0.1 million) and $0.2 million for the years ended June 27, 2014, June 28, 2013 and June 29, 2012, respectively, in the consolidated statements of operations. With regard to the Thailand jurisdiction, tax years 2009 through 2013 remain open to examination by the local authorities.

The following table indicates the changes to the Company’s uncertain income tax positions for the years ended June 27, 2014, June 28, 2013 and June 29, 2012 included in other non-current liabilities.

(amount in thousands)	As of June 27, 2014	As of June 28, 2013	As of June 29, 2012
Beginning balance	$1,167	$1,124	$1,124
Additions during the year	510	358	—
Reductions for tax positions of prior years	(809)	(315)	—

Ending balance	$868	$1,167	$1,124

4.	Earnings (loss) per ordinary share

Basic earnings (loss) per ordinary share is computed by dividing reported net income (loss) by the weighted average number of ordinary shares outstanding during each period. Diluted earnings (loss) per ordinary share is computed by dividing reported net income (loss) by the weighted average number of ordinary shares and dilutive ordinary equivalent shares outstanding during each period. Dilutive ordinary equivalent shares consist of share options and restricted share units. The earnings per ordinary share was calculated as follows:

	Years Ended
(amount in thousands except per share amounts)	June 27, 2014	June 28, 2013	June 29, 2012
Net income (loss) attributable to shareholders	$91,731	$68,969	$(56,467)
Weighted average number of ordinary shares outstanding	34,938	34,557	34,382
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units	651	289	— (1)

Weighted average number of ordinary shares for diluted earnings (loss) per ordinary share	35,589	34,846	34,382

Basic earnings (loss) per ordinary share	$2.63	$2.00	$(1.64)
Diluted earnings (loss) per ordinary share	$2.58	$1.98	$(1.64)
Outstanding share options excluded in the computation of diluted earnings per ordinary share (in shares) (2)	44,369	1,129,933	—

(1)	200,055 ordinary shares were excluded from the determination of the loss per ordinary share for the year ended June 29, 2012 as they were considered antidilutive.
(2)	These share options were not included in the computation of diluted earnings per ordinary share for fiscal year 2014 and fiscal year 2013, respectively, because the exercise price of the options was greater than the average market price of the underlying shares.

5.	Fair Value

The following table provides details of the financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2	Level 3	Total
As of June 27, 2014
Assets
Cash equivalents	$—	$19,194	$—	$19,194
Derivative assets	—	135	—	135

Total	$—	$19,329	$—	$19,329

Liabilities
Derivative liabilities	$—	$1	$—	$1

Total	$—	$1	$—	$1

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2	Level 3	Total
As of June 28, 2013
Assets
Cash equivalents	$—	$88,011	$—	$88,011

Total	$—	$88,011	$—	$88,011

Liabilities
Derivative liabilities	$—	$766	$—	$766

Total	$—	$766	$—	$766

The Company uses foreign currency exchange contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change. The Company has not designated such foreign currency exchange contracts as hedging instruments under the accounting standard for derivatives and hedging. The forward exchange contracts and option contracts outstanding as of June 27, 2014 and June 28, 2013 had a maturity in one to six months duration. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard.

The derivative assets and liabilities are classified in other current assets and accrued expenses, respectively, on the consolidated balance sheets. The change in the fair value of the derivatives is recorded in foreign exchange (loss) gain on the consolidated statement of operations.

6.	Cash and cash equivalents

The following table provides details for the cash and cash equivalents:

(amount in thousands)	As of June 27, 2014	As of June 28, 2013
Cash at banks and on hand	$214,283	$61,705
Cash equivalents	19,194	88,011

Total cash and cash equivalents	$233,477	$149,716

The cash equivalents includes short-term bank deposits and investment in money market funds. The weighted average effective interest rate on short term bank deposits was 1.01% and 0.87% per annum for the years ended June 27, 2014 and June 28, 2013, respectively.

As of June 27, 2014, 70.9% of our cash and cash equivalents were held by Parent Company.

7.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts were as follows:

	Years Ended
(amount in thousands)	June 27, 2014	June 28, 2013	June 29, 2012
Balance, beginning of period	$109	$203	$79
(Credited to Income)/Charged to Expense	(72)	(94)	124

Balance, end of period	$37	$109	$203

8.	Inventory

(amount in thousands)	As of June 27, 2014	As of June 28, 2013
Raw materials	$40,885	$34,572
Work in progress	56,376	43,806
Finished goods	22,970	7,342
Goods in transit	6,899	5,359

	127,130	91,079
Less: Inventory obsolescence	(2,560)	(2,117)

Inventory, net	$124,570	$88,962

9.	Property, plant and equipment, net

The components of property, plant and equipment, net were as follows:

(amount in thousands)	Land	Building and Building Improvement	Manufacturing Equipment	Office Equipment	Motor Vehicles	Computers	Construction and Machinery Under Installation	Total

As of June 27, 2014
Cost	$14,353	$73,353	$60,354	$5,376	$615	$12,044	$1,369	$167,464
Less: Accumulated depreciation	—	(17,580)	(39,100)	(3,266)	(608)	(9,666)	—	(70,220)

Net book value	$14,353	$55,773	$21,254	$2,110	$7	$2,378	$1,369	$97,244

As of June 28, 2013
Cost	$14,353	$74,450	$59,392	$5,666	$638	$12,070	$3,864	$170,433
Less: Accumulated depreciation	—	(15,090)	(42,344)	(3,342)	(628)	(9,307)	—	(70,711)
Less: Impairment reserve	—	(1,076)	(1,091)	(44)	—	(301)	(4)	(2,516)

Net book value	$14,353	$58,284	$15,957	$2,280	$10	$2,462	$3,860	$97,206

Depreciation expense amounted to $10.6 million, $10.0 million and $9.3 million for the years ended June 27, 2014, June 28, 2013 and June 29, 2012, respectively and have been allocated between cost of revenues and selling, general and administrative expenses in the consolidated statements of operations. During fiscal year 2014, we wrote-off all assets damaged from flood and reversed all asset impairment reserve due to we fully settled with insurance companies for our damaged assets claim.

The cost of fully depreciated property, plant and equipment written-off during the years ended June 27, 2014, June 28, 2013 and June 29, 2012 amounted to $2.6 million, $0.3 million and $4.2 million, respectively.

There was no interest expense capitalized in construction in progress during the years ended June 27, 2014 and June 28, 2013, respectively. Interest expense relating to a long-term loan from bank for the development of Pinehurst Building 6, of $0.5 million was capitalized in construction in progress during the year ended June 29, 2012.

10.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of June 27, 2014
Software	$3,458	$(3,386)	$72

Total intangibles	$3,458	$(3,386)	$72

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of June 28, 2013
Software	$3,458	$(3,294)	$164

Total intangibles	$3,458	$(3,294)	$164

The Company recorded amortization expense relating to intangibles of $0.1 million, $0.2 million and $0.4 million for the years ended June 27, 2014, June 28, 2013 and June 29, 2012, respectively.

Based on the carrying amount of intangibles as of June 27, 2014, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in June is as follows:

(amount in thousand)
2015	$65
2016	5
2017	1
2018	1

Total	$72

11.	Borrowings

Bank borrowings and long-term debt was comprised of the following:

(amount in thousands)
Bank borrowing	Rate (1)	Conditions	Term	As of June 27, 2014	As of June 28, 2013
No. 1	LIBOR + 2.8% per annum	Repayable in quarterly installments within 6 years	June 2012 – March 2017	$16,500	$22,500
No. 2 (2)	SIBOR + 1.5% per annum	Repayable in quarterly installments within 8 years	May 2009 –February 2015	—	6,411

Total				16,500	28,911
Less: Current portion				(6,000)	(9,668)

Non-current portion				$10,500	$19,243

(1)	LIBOR is London Interbank Offered Rate and SIBOR is Singapore Interbank Offered Rate

(2)	On April 28, 2014, the Company extinguished the long-term loan by making a payment of $3.7 million which included principal, interest expense and early repayment fee. Unamortized costs of this debt were recorded to consolidated statement of operation during the year.

On April 25, 2014, a subsidiary entered into an amendment to the bank borrowing No.1 agreement. Under the amendment of the contract, the long-term loan is secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral as of June 27, 2014 and June 28, 2013 was $52.3 and $21.8 million, respectively. This subsidiary is also required to comply with the maximum ratios of debt to equity and minimum levels of debt service coverage ratios and Fabrinet must maintain effective shareholding ratio. The carrying amounts of bank borrowings approximate their fair value.

As of June 27, 2014 and June 28, 2013, the Company was in compliance with its long-term bank borrowing agreements. In addition to financial ratios, certain of the Company’s packing credits and long-term loans include customary events of default.

The movement of long-term loans for the years ended June 27, 2014 and June 28, 2013 were as follow;

(amount in thousands)	June 27, 2014	June 28, 2013
Opening net book amount	$28,911	$38,579
Repayment during the year	(12,411)	(9,668)

Closing net book amount	$16,500	$28,911

As of June 27, 2014, future maturities of long-term debt were as follows at the end of each fiscal year below:

(amount in thousands)
2015	$6,000
2016	6,000
2017	4,500

Total	$16,500

Credit facilities:

Fabrinet had entered into a syndicated senior credit facility agreement (the “Facility Agreement”) with a consortium of banks on May 22, 2014. The Facility Agreement, led by Bank of America, provides for a $200.0 million credit line, comprised of a $150.0 million revolving loan facility and a $50.0 million delayed draw term loan facility. The revolving loan facility contains an accordion feature permitting Fabrinet to request an increase in the facility up to $100.0 million subject to customary terms and conditions and provided that no default or event of default exists at the time of request. The revolving loan facility terminates and all amounts outstanding are due and payable in full on May 22, 2019. The principal amount of any drawn term loans must be repaid according to the scheduled quarterly amortization payments, with final payment of all amounts outstanding, plus accrued interest, being due May 22, 2019. As of June 27, 2014, no amounts were outstanding under the Facility Agreement.

Loans under the Facility Agreement bear interest, at Fabrinet’s option, at a rate per annum equal to a LIBOR rate plus a spread of 1.75% to 2.50%, or a base rate, determined in accordance with the Facility Agreement, plus a spread of 0.75% to 1.50%, in each case with such spread determined based on Fabrinet’s consolidated total leverage ratio for the preceding four fiscal quarter period. Interest is due and payable quarterly in arrears for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the LIBOR rate. The applicable spreads and commitment fees will increase in the event that Fabrinet’s Thailand subsidiary is unable to guarantee the obligations under the Facility Agreement within 180 days after the closing date.

Fabrinet’s obligations under the Facility Agreement are guaranteed by certain of its existing and future direct material subsidiaries. In addition, the Facility Agreement is secured by Fabrinet’s present and future accounts receivable, deposit accounts and cash, and a pledge of the capital stock of certain of Fabrinet’s direct subsidiaries. Fabrinet must maintain at least $40.0 million of cash, cash equivalents and marketable securities at financial institutions located in the United States. Further, Fabrinet is required to maintain any of its deposits accounts or securities accounts with balances in excess of $10.0 million in a jurisdiction where a control agreement, or the equivalent under the local law, can be effected. The Facility Agreement contains customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (i) a minimum tangible net worth of not less than $200.0 million plus 50% of quarterly net income, exclusive of quarterly losses; (ii) a minimum debt service coverage ratio of not less than 1.50:1.00; (iii) a maximum senior leverage ratio of not more than 2.50:1.00; and (iv) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended.

The Facility Agreement also contains customary events of default including, among other things, payment defaults, breaches of covenants or representations and warranties, cross-defaults with certain other indebtedness, bankruptcy and insolvency events and change in control of Fabrinet, subject to grace periods in certain instances. Upon an event of default, the lenders may terminate their commitments, declare all or a portion of the outstanding obligations payable by Fabrinet to be immediately due and payable and exercise other rights and remedies provided for under the Facility Agreement. The undrawn credit facility of $200.0 million is available on July 15, 2014 after the effective closing date.

Fabrinet intends to use the proceeds of the credit line to finance a future manufacturing building in Thailand, and for general corporate purposes including mergers and acquisitions of complementary manufacturing businesses or technology, although Fabrinet has no current commitments with respect to any such acquisitions.

Undrawn available credit facilities as of June 27, 2014 and June 28, 2013 totaled:

	As of June 27, 2014	As of June 28, 2013
Bank borrowings:
Short-term loans	$1,539	$5,461

12.	Severance liabilities

The following table provides the information of the severance liabilities:

(amount in thousands)	As of June 27, 2014	As of June 28, 2013
Balance, beginning of the fiscal year	$4,382	$4,420
Charged to consolidated statements of operations	71	(38)

Balance, end of the fiscal year	$4,453	$4,382

The amount recognized in the consolidated balance sheets under non-current liabilities was determined as follows:

(amount in thousands)	As of June 27, 2014	As of June 28, 2013
Present value of defined benefit obligation	$4,453	$4,382

Total	$4,453	$4,382

The amount recognized in the consolidated statements of operations was as follows:

	Years Ended
(amount in thousands)	June 27, 2014	June 28, 2013	June 29, 2012
Current service cost	$368	$722	$474
Interest cost	207	211	198
Benefit paid	(223)	(4)	(81)
Actuarial gain on obligation	(281)	(967)	(649)

Total	$71	$(38)	$(58)

The principal actuarial assumptions used were as follows:

	Years Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Discount rate	4.9%	5.1%	4.8%
Future salary increases	4.2%	4.4%	4.4%

13.	Share-based compensation

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

The effect of recording share-based compensation expense for the years ended June 27, 2014, June 28, 2013 and June 29, 2012 was as follows:

	Years Ended
(amount in thousands)	June 27, 2014	June 28, 2013	June 29, 2012
Share-based compensation expense by type of award:
Share options	$802	$1,864	$3,443
Restricted share units	4,745	3,236	1,206

Total share-based compensation expense	5,547	5,100	4,649
Tax effect on share-based compensation expense	—	—	—

Net effect on share-based compensation expense	$5,547	$5,100	$4,649

Share-based compensation expense was recorded in the consolidated statements of operations as follows:

	Years Ended
(amount in thousands)	June 27, 2014	June 28, 2013	June 29, 2012
Cost of revenue	$1,182	$1,105	$1,546
Selling, general and administrative expense	4,365	3,995	3,103

Total share-based compensation expense	$5,547	$5,100	$4,649

The Company did not capitalize any share-based compensation expense as part of any asset costs during the years ended June 27, 2014, June 28, 2013 and June 29, 2012.

Share-based award activity

Share options have been granted to directors and employees. As of June 27, 2014, there were 13,815 share options outstanding under the Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

In March 2010, Fabrinet’s shareholders adopted the 2010 Performance Incentive Plan (the “2010 Plan”). On December 20, 2010 and December 20, 2012, the 2010 Plan was amended to increase the number of shares reserved for issuance. As of June 27, 2014, there were an aggregate of 852,075 share options outstanding, 762,295 restricted share units outstanding and 3,528,778 ordinary shares available for future grant under the 2010 Plan. The 1999 Plan and 2010 Plan are collectively referred to as the “Share Option Plans”.

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

1/48 of the underlying shares subject to an option vest monthly over four years, commencing one month after the vesting commencement date.

The following table summarizes share options activity:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 24, 2011	1,349,126		$13.28
Granted	590,537		$14.82	$14.82
Exercised	(237,350)		$4.22
Forfeited	(218,296)		$16.18
Expired	(13,727)		$18.38

Balance as of June 29, 2012	1,470,290	532,646	$14.88
Granted	—		—	—
Exercised	(94,188)		$5.96
Forfeited	(44,443)		$17.33
Expired	(54,348)		$16.97

Balance as of June 28, 2013	1,277,311	750,949	$15.37
Granted	—		—	—
Exercised	(351,435)		$13.00
Forfeited	(26,276)		$15.54
Expired	(33,710)		$16.93

Balance as of June 27, 2014	865,890	666,305	$16.27

The fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and management estimate to determine.

The total fair value of shares vested during the years ended June 27, 2014, June 28, 2013, and June 29, 2012 was $2.0 million, $2.4 million, and $2.4 million, respectively. The total intrinsic value of options exercised during the years ended June 27, 2014, June 28, 2013, and June 29, 2012 was $2.2 million, $0.8 million, and $3.3 million, respectively. In conjunction with these exercises, there was no tax benefit realized by the Company due to the fact that it is exempted from income tax. The amount of cash received from the exercise of share options was $4.6 million during the year ended June 27, 2014.

Valuation Method—The Company estimated the fair value of Fabrinet’s ordinary shares to be used in the Black-Scholes-Merton (“BSM”) option-pricing formula by taking into consideration a number of assumptions.

Expected Dividend—The Company used zero as an annualized dividend yield since it did not anticipate paying any cash dividends in the near future.

Expected Volatility—As the Company did not have a sufficient trading history to use the volatility of Fabrinet’s ordinary shares, management based its expected volatility on a comparable industry index as a reasonable measure of expected volatility.

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

Vesting Period—Fabrinet’s share options generally vest and become exercisable over a four-year period, and expire seven years from the date of grant. For an initial grant, 25 percent of the underlying shares subject to an option vest 12 months after the vesting commencement date and 1/48 of the underlying shares vest monthly over each of the subsequent 36 months. In the case of any additional grants to an optionee, 1/48 of the underlying shares subject to an option vest monthly over four years, commencing one month after the vesting commencement date.

Fair Value—The fair value of Fabrinet’s share options granted to employees for the years ended June 27, 2014, June 28, 2013 and June 29, 2012 was estimated using the following weighted-average assumptions:

	Years Ended
	June 27, 2014	June 28, 2013	June 29, 2012
Dividend yield	—	—	—
Expected volatility	—	—	61.3%
Risk-free rate of return (percent)	—	—	0.90%
Expected term (in years)	—	—	4.36

The following summarizes information for share options outstanding as of June 27, 2014 under the share options plan:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
	525	4.25	0.17
	500	4.75	0.42
	2,100	5.00	0.63
	1,400	5.25	0.86
	9,290	5.75	2.22
	8,368	13.77	3.16
	444,878	16.83	3.30
	30,000	15.05	3.36
	26,844	25.50	3.55
	7,400	26.16	3.61
	10,125	23.62	3.85
	97,968	15.16	4.14
	193,521	14.12	4.37
	25,160	19.36	4.62
	5,550	18.60	4.68
	2,261	12.83	4.87

Options outstanding	865,890		3.68	3,924

Options exercisable	666,305		3.57	2,922

As of June 27, 2014, there was $0.2 million of unrecognized compensation cost related to share options under the Share Option Plans that is expected to be recognized over a weighted-average period of 1.14 years.

Restricted share units

Restricted share units are one type of share-based award that may be granted under the 2010 Plan. Restricted share units granted to non-employee directors generally cliff vest 100% on the first of January, approximately one year from the grant date, provided the director continues to serve through such date. Restricted share units granted to employees generally vest in four equal installments over four years on each anniversary of the vesting commencement date.

The following table summarizes restricted share unit activity:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Weighted- Average Grant Date Fair Value
Balance as of June 24, 2011	25,900	$21.62
Granted	211,266	$14.37	$14.37
Issued	(25,900)	$21.62
Forfeited	(42,991)	$14.07

Balance as of June 29, 2012	168,275	$14.44
Granted	468,387	$12.42	$12.42
Issued	(71,880)	$14.10
Forfeited	(19,114)	$12.78

Balance as of June 28, 2013	545,668	$12.81
Granted	479,894	$15.37	$15.37
Issued	(184,773)	$12.98
Forfeited	(78,494)	$14.25

Balance as of June 27, 2014	762,295	$14.23

The total fair value of restricted share units vested during the year ended June 27, 2014, June 28, 2013 and June 29, 2012 was $2.4 million, $1.0 million and $0.6 million, respectively. The aggregate intrinsic value of restricted share units outstanding as of June 27, 2014 was $15.7 million.

As of June 27, 2014, there was $4.5 million of unrecognized share-based compensation expense related to restricted share units under the 2010 Plan that is expected to be recorded over a weighted-average period of 2.76 years.

For year ended June 27, 2014 and June 28, 2013, the Company withheld an aggregate of 18,403 shares and 1,930 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For fiscal year 2014 and 2013, the Company then remitted cash of $0.3 million and $0.02 million, respectively, to the appropriate taxing authorities, and presented it in a financing activity within the consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

14.	Employee benefit plans

Employee contribution plan

The Company operates a defined contribution plan, known as a provident fund, in its Thailand subsidiary. The assets of this plan are in a separate trustee-administered fund. The provident fund is funded by matching payments from employees and by the subsidiary on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company’s contributions to the provident fund amounted to $2.1 million, $2.2 million and $2.3 million in the years ended June 27, 2014, June 28, 2013 and June 29, 2012, respectively.

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

All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $0.2 million, $0.2 million and $0.2 million in the years ended June 27, 2014, June 28, 2013 and June 29, 2012, respectively.

Executive incentive plan and employee performance bonuses

For the year ended June 27, 2014, the Company maintained an executive incentive plan with quantitative objective, based on an achieving certain revenue and gross margin percentage target as well as qualitative objective, based on achieving individual performance goals for the fiscal year. For the year ended June 28, 2013, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and earnings per share milestones for the fiscal years. The Company did not maintain an executive incentive plan during the year ended June 29, 2012. During the years ended June 27, 2014, June 28, 2013 and June 29, 2012, discretionary merit-based bonus awards were also available to Fabrinet’s non-executive employees.

Bonus distributions to employees were $5.1 million, $3.7 million and $1.7 million for the years ended June 27, 2014, June 28, 2013 and June 29, 2012, respectively.

15.	Shareholders’ equity

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

In the year ended June 27, 2014, Fabrinet issued 351,435 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $13.00 per share, and 166,370 ordinary shares upon the vesting of restricted share units, net of shares withheld.

In the year ended June 28, 2013, Fabrinet issued 94,188 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $5.96 per share, and 69,950 ordinary shares upon the vesting of restricted share units, net of shares withheld.

In the year ended June 29, 2012, Fabrinet issued 237,350 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $4.22 per share, and 25,900 ordinary shares upon the vesting of restricted share units.

All such issued shares are fully paid.

16.	Commitments and contingencies

Bank guarantees

As of June 27, 2014 and June 28, 2013, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $0.3 million and $0.3 million, respectively.

Operating lease commitments

The Company leases a portion of its capital equipment and certain land and buildings for its facilities in China and New Jersey under operating lease arrangements that expire in various years through 2020. Rental expense under these operating leases amounted to $0.8 million, $0.8 million and $1.8 million for the years ended June 27, 2014, June 28, 2013 and June 29, 2012, respectively.

As of June 27, 2014, the future minimum lease payments due under non-cancelable leases are as follows at the end of each fiscal year below:

(amount in thousands)
2015	$988
2016	942
2017	928
2018	928
2019	441
Thereafter	279

Total minimum operating lease payments	$4,506

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

As of June 27, 2014, there were no outstanding capital expenditure commitments.

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

Contingent liability

In the first week of October 2013, the Company authorized a customer to return a number of units of its product manufactured at the Company’s Pinehurst facility, due to functional failure. After investigation, the Company found that the affected products were produced during the first quarter of fiscal year 2014. On March 28, 2014, the Company entered into a settlement agreement with the customer for the losses as a result of the product failure. The settled amount was $0.5 million and recorded in the consolidated statement of operations for the year ended June 27, 2014.

17.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of June 27, 2014, June 28, 2013 and June 29, 2012, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to location of the customer.

The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Years Ended
(amount in thousands)	June 27, 2014	June 28, 2013	June 29, 2012
North America	$326,647	$299,510	$272,659
Asia-Pacific	230,314	218,393	189,455
Europe	120,893	123,639	102,618

Total	$677,854	$641,542	$564,732

As of June 27, 2014 and June 28, 2013, the Company had approximately $0.3 million and $0.4 million of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

Significant customers

Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Years Ended
	June 27, 2014	June 28, 2013	June 29, 2012
JDS Uniphase Corporation	24%	22%	25%
Oclaro, Inc. (1)	22%	25%	12%
Finisar Corporation	* (2)	* (2)	10%

Accounts receivable from individual customers that were equal to or greater than 10% of accounts receivable as of June 27, 2014, June 28, 2013, and June 29, 2012, respectively, were as follows:

	Years Ended
	June 27, 2014	June 28, 2013		June 29, 2012
JDS Uniphase Corporation	23%	17%		17%
Oclaro, Inc. (1)	14%	31%		30%
Valeo	10%	*	(2)	* (2)
EMCORE Corporation	* (2)	*	(2)	12%

(1)	Includes revenue of Opnext, Inc., which was acquired by Oclaro, Inc. in July 2012.
(2)	Less than 10% of total revenue / total accounts receivable.

18.	Financial instruments

Objectives and significant terms and conditions

The principal financial risks faced by the Company are foreign currency risk and interest rate risk. The Company borrows at floating rates of interest to finance its operations. A minority of sales and purchases and a majority of labor and overhead costs are entered into in foreign currencies. In order to manage the risks arising from fluctuations in currency exchange rates, the Company uses derivative financial instruments. Trading for speculative purposes is prohibited under Company policies.

The Company enters into short-term forward foreign currency contracts and option contracts to help manage currency exposures associated with certain assets and liabilities. The forward exchange contracts and option contracts have generally ranged from one to six months in original maturity, and no forward exchange contract or option contract has an original maturity greater than one year. All foreign currency exchange contracts and option contracts are recognized on the consolidated balance sheets at fair value. As the Company does not apply hedge accounting to these instruments, the derivatives are recorded at fair value through earnings.

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

As of June 27, 2014 and June 28, 2013, the Company had outstanding foreign currency assets and liabilities as follows:

	As of June 27, 2014		As of June 28, 2013
(amount in thousands, except percentages)	Currency	$	Currency	$
Assets
Thai baht	1,536,887	$47,318	567,561	$18,232
RMB	74,813	12,156	105,680	17,104

Total		$59,474		$35,336

Liabilities
Thai baht	735,490	$22,644	585,364	$18,804
RMB	32,512	5,283	15,308	2,478

Total		$27,927		$21,282

The Thai baht assets represent cash and cash equivalents, accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. The Company manages its exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 27, 2014, there was $15.0 million in option contracts outstanding on the Thai baht payables and as of June 28, 2013, there were $23.0 million in selling forward contracts and $5.0 million in option contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of June 27, 2014 and June 28, 2013, there were no selling RMB to U.S. dollar forward contracts outstanding.

As of June 27, 2014 and June 28, 2013, unrealized gain from fair market value of derivatives amounted to $0.1 million and unrealized loss from fair market value of derivatives amounted to $0.8 million, respectively.

Interest Rate Risk

The Company’s principal interest bearing assets are time deposits and short-term investments less than three months held with high quality financial institutions. The Company’s principal interest bearing liabilities are bank loans which bear interest at floating rates.

19.	Income (expense) related to flooding

The Company suspended production at all of its manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 due to severe flooding in Thailand. The Company never resumed, and has permanently ceased, production at its Chokchai facility. The Company submitted claims for losses to its insurance companies, all of which have been settled as of fiscal year 2014. During the fiscal year 2014, the Company recognized $45.2 million as income related to flooding towards full and final settlement of the Company’s owned and consigned equipment and inventory claims. This income was offset by the recognition of $0.5 million of other expenses in connection with write-offs of advance payments to a customer due to flood losses.

In fiscal year 2013, the Company received from our insurers an interim payment of $16.2 million against our claim for owned inventory losses and owned equipment losses, a payment of $13.1 million as full and final settlement of our claim for business interruption losses, and a payment of $0.1 million as full and final settlement of our claim for damage to our buildings at Pinehurst. This income was offset by the recognition of $2.3 million of additional expenses in connection with liabilities to third parties due to flood losses.

During fiscal year 2014, the Company made a cash payment of $5.2 million and transferred equipment, with an aggregate value of $2.3 million, to a customer towards full and final settlement for any and all flood-related losses in accordance with the settlement agreement entered into during fiscal year 2013 with such customer. In addition, the Company fulfilled its obligations to a customer’s insurers by making a payment of $2.2 million for full and final settlement of the Company’s liability to such insurer for damages to customer-owned inventory, which occurred during the flooding in accordance with the settlement agreement entered into during fiscal year 2013. The Company also made a cash payment of $0.1 million towards the other flood-related settlements during the year ended June 27, 2014.

During fiscal year 2013, the Company entered into settlement agreements with each of its customers impacted by the flooding regarding the Company’s liability for the customers’ losses as a result of the flooding. In connection with such settlement agreements, during the fiscal year 2013, the Company paid an aggregate of $37.7 million to customers, transferred equipment purchased on behalf of customers to those customers with an aggregate value of $5.9 million and reduced net accounts receivable from customers by aggregate of $5.7 million. As of June 28, 2013, the Company’s liability to two of its impacted customers for any and all flood-related losses had been satisfied in full.

During fiscal year 2013, the Company also entered into a settlement agreement with a customer’s insurers to resolve a subrogation claim related to recovery proceeds paid by such insurer to the customer for damages to customer-owned inventory, which occurred during the flooding. Under the terms of the settlement agreement, the Company agreed to pay $6.5 million to the insurer, to be paid in three installments. As of June 28, 2013, the Company had paid an aggregate of $4.3 million. The third and final payment of approximately $2.2 million was made in July 2013.

20.	Expenses related to reduction in workforce

As part of the Company’s ongoing efforts to achieve greater efficiencies in all areas of its business, during the year ended June 28, 2013, the Company implemented a reduction in workforce and incurred expenses of approximately $2.1 million, which represented severance and benefits costs incurred for the termination of approximately 180 employees in accordance with contractual obligations and local regulations.

Subsequently on October 10, 2014, the Company implemented a reduction in workforce and incurred expenses of approximately $1.0 million, which represented severance and benefits costs incurred for the termination of approximately 100 employees in accordance with contractual obligations and local regulations. The Company will record this expense in the fiscal year 2015.

21.	Principal subsidiaries

Fabrinet’s subsidiaries are:

Name	Business	Country of Incorporation	Percent interest
Fabrinet Co., Ltd.	Manufacturing and assembly	Thailand	99.99
Fabrinet USA, Inc.	Marketing and administrative support services	United States of America (California)	100

FBN New Jersey Manufacturing, Inc.	Manufacturing and assembly	United States of America (Delaware)	100

Fabrinet China Holdings	Holding company	Mauritius Island	100
CASIX Inc. (a wholly-owned subsidiary of Fabrinet China Holdings)	Manufacturing and assembly	People’s Republic of China	100

Fabrinet Pte., Ltd.	Sales and administrative support services and supply chain sourcing center	Singapore	100

Fabrinet AB has liquidated on May 2, 2014.

22.	Revenue recognition error related to finished goods awaiting shipment to customers under certain Volume Supply Agreements with customers

During the preparation of the fiscal year 2014 consolidated financial statements, the Company determined that certain finished goods sales recognized in each annual and quarterly reporting period in the fiscal years ended June 28, 2013 and June 29, 2012 and in each of the first three quarterly reporting periods in the fiscal year ended June 27, 2014 did not qualify for revenue recognition in those periods in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) as the risk of loss had not transferred to the Company’s customers. The Company has evaluated the impact of the errors on both a quantitative and qualitative basis under the guidance of ASC 250—Accounting Changes and Error Corrections and determined that the errors did not have a material impact to the consolidated financial statements for the fiscal years ended June 27, 2014, June 28, 2013 and June 29, 2012, or the interim consolidated financial statements for each of the quarters within those years. Accordingly, the Company has not made any adjustments to those consolidated financial statements. As the Company did not revise the historical financial statements, the cumulative effect of the errors is reflected in the fiscal year 2014 fourth quarter and full year results.

Had the Company made adjustments to record in fiscal year 2014, revenues and cost of revenues that were inappropriately recorded in fiscal year 2013, fiscal year 2014 revenues, cost of revenues and net income would have increased by $11.09 million, $10.00 million and $1.09 million, respectively, and fiscal year 2013 revenue, cost of revenues and net income would have been lower than previously reported.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters in the fiscal years ended June 27, 2014 and June 28, 2013:

	Three Months Ended
(in thousands, except per share data)	Jun 27, 2014	Mar 28, 2014	Dec 27, 2013	Sep 27, 2013	Jun 28, 2013	Mar 29, 2013	Dec 28, 2012	Sep 28, 2012
Total revenues	$160,084	$167,657	$178,562	$171,551	$159,934	$155,557	$167,426	$158,625

Gross profit	$17,775	$17,283	$20,530	$18,645	17,071	16,255	18,370	17,722

Net income	$10,333	$47,662	$14,539	$19,197	$15,142	$21,126	$16,682	$16,019

Basic net income per share:
Net income	$0.29	$1.36	$0.42	$0.55	$0.44	$0.61	$0.48	$0.46

Weighted-average shares used in basic net income per share calculations	35,117	35,078	34,882	34,674	34,629	34,596	34,517	34,485

Diluted net income per share:
Net income	$0.29	$1.33	$0.41	$0.55	$0.43	$0.61	$0.48	$0.46

Weighted-average shares used in diluted net income per share calculations	35,843	35,790	35,583	35,138	35,000	34,909	34,804	34,670

As disclosed in Note 22 of the consolidated financial statements, the Company determined that certain finished goods sales recognized in each annual and quarterly reporting period in the fiscal years ended June 27, 2014 and June 28, 2013 did not qualify for revenue recognition in those periods. The Company has evaluated the impact of the errors and determined that the errors did not have a material impact to the consolidated financial statements for the fiscal years ended June 27, 2014 and June 28, 2013, or the interim consolidated financial statements for each of the quarters within those years. Accordingly, the Company has not made any adjustments to those consolidated financial statements.

Had adjustments been made to reflect revenues and cost of revenues in the appropriate quarters in the fiscal year ended June 27, 2014, revenues, cost of revenues, and net income for each of the quarters in the fiscal year ended June 27, 2014 would have increased (decreased) as follows:

	Three Months Ended
(amount in thousands)	Jun 27, 2014 (Q4 FY14)	Mar 28, 2014 (Q3 FY14)	Dec 27, 2013 (Q2 FY14)	Sep 27, 2013 (Q1 FY14)
Revenues	$12,777	$1,964	$(6,350)	$2,706
Cost of revenues	$11,520	$1,771	$(5,726)	$2,440
Net income	$1,257	$193	$(625)	$266

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that information we are required to disclose in reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), (i) is recorded, processed, summarized, and reported within time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) is accumulated and communicated to Fabrinet’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our CEO and CFO concluded that, as of June 27, 2014, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described below.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the quarter ended June 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”).

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of June 27, 2014. In making this assessment, management used the criteria described in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on their assessment, management concluded that, as of June 27, 2014, the Company did not maintain effective internal control over financial reporting based on the criteria in Internal Control – Integrated Framework (1992) issued by COSO because of the material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We did not maintain effective internal controls over the assessment of volume supply agreements. Specifically, we did not correctly apply appropriate U.S. GAAP knowledge and expertise when assessing the terms of these arrangements with respect to when title and risk of loss transfers to our customers. This deficiency resulted in audit adjustments to our financial statements in the revenue, accounts receivable, inventory and cost of revenue line items. Additionally, this material weakness could result in misstatements of the aforementioned accounts and related disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected, and accordingly our CEO and CFO, in consultation with the Audit Committee, concluded that the deficiency constituted a material weakness as of June 27, 2014.

The effectiveness of our internal control over financial reporting as of June 27, 2014 has been audited by PricewaterhouseCoopers ABAS Ltd., an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Efforts to Address Newly Identified Material Weakness

Fabrinet and the Board take control and integrity of the Company’s financial statements seriously and believe that the remediation steps described below will address the aforementioned material weakness.

•	We will implement procedures to ensure that all customer contracts are reviewed at inception and quarterly for compliance with generally accepted accounting principles.

•	We will enhance our technical accounting training, led by appropriate technical accounting experts to improve awareness and understanding of revenue accounting principles.

We are committed to maintaining a strong internal control environment, and believe that these remediation actions will represent significant improvements in our controls. However, the identified material weakness in internal control over financial reporting will not be considered remediated until controls have been designed and controls are in operation for a sufficient period of time for our management to conclude that the material weakness has been remediated. Additional remediation measures may be required, which may require additional implementation time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “2014 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION.

Information responsive to this item is incorporated herein by reference to our 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information responsive to this item is incorporated herein by reference to our 2014 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information responsive to this item is incorporated herein by reference to our 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information responsive to this item is incorporated herein by reference to our 2014 Proxy Statement.

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

(b) Exhibits: See Item 15(a)(3), above.

(c) Financial Statement Schedules: See Item 15(a)(2), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 16, 2014.

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

Signature	Title	Date

/s/ DAVID T. MITCHELL David T. Mitchell	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	October 16, 2014

/s/ TOH-SENG NG Toh-Seng Ng	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	October 16, 2014

/s/ HOMA BAHRAMI Homa Bahrami	Director	October 16, 2014

/s/ THOMAS F. KELLY Thomas F. Kelly	Director	October 16, 2014

/s/ FRANK H. LEVINSON Frank H. Levinson	Director	October 16, 2014

/s/ ROLLANCE E. OLSON Rollance E. Olson	Director	October 16, 2014

/s/ VIRAPAN PULGES Virapan Pulges	Director	October 16, 2014

EXHIBIT INDEX

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.

3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	3.1	May 3, 2010	333-163258

4.1	Specimen Ordinary Share Certificate	S-1/A	4.1	June 14, 2010	333-163258

4.2	Registration Rights Agreement, dated June 22, 2010, by and among the registrant, Asia Pacific Growth Fund III, L.P., H&Q Asia Pacific, Ltd., the David T. Mitchell Separate Property Trust, the Gabriel T. Mitchell Trust, the Alexander T. Mitchell Trust, the Sean T. Mitchell Trust, JDS Uniphase Corporation and Shea Ventures, LLC	S-1/A	10.26	June 14, 2010	333-163258

4.3	Amendment No. 1 to Registration Rights Agreement, dated February 6, 2013, among Fabrinet, Asia Pacific Growth Fund III, L.P., H&Q Asia Pacific, Ltd., the David T. Mitchell Separate Property Trust, the Gabriel T. Mitchell Trust, the Alexander T. Mitchell Trust and the Sean T. Mitchell Trust	8-K	4.1	February 8, 2013	001-34775

10.1.1+	Fabrinet Amended and Restated 1999 Share Option Plan	10-K	10.1.1	September 8, 2010	001-34775

10.1.2+	Form of Share Option Agreement under the Fabrinet Amended and Restated 1999 Share Option Plan	S-1	10.1.2	November 7, 2007	333-147191

10.2.1+	Fabrinet 2010 Performance Incentive Plan, as amended

10.2.2+	Form of Share Option Agreement under the Fabrinet 2010 Performance Incentive Plan	10-Q	10.2	February 5, 2013	001-34775

10.2.3+	Form of Restricted Share Agreement under the Fabrinet 2010 Performance Incentive Plan	10-Q	10.3	February 5, 2013	001-34775

10.2.4+	Form of Restricted Share Unit Agreement under the Fabrinet 2010 Performance Incentive Plan	10-Q	10.4	February 5, 2013	001-34775

10.3.1+	Employment Agreement, effective as of January 1, 2000, by and between David T. Mitchell and Fabrinet USA, Inc. (subsequently assumed by the registrant)	S-1/A	10.3.1	December 28, 2009	333-163258

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.

10.3.2+	Amendment to Employment Agreement, dated December 29, 2008, by and between David T. Mitchell and the registrant	S-1	10.3.2	November 20, 2009	333-163258

10.4.1+	Offer Letter, dated April 29, 2005, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	S-1	10.3.1	November 7, 2007	333-147191

10.4.2+	Amendment to Offer Letter, dated February 14, 2007, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	S-1	10.3.2	November 7, 2007	333-147191

10.4.3+	Amendment to Offer Letter, dated December 29, 2008, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	S-1	10.4.3	November 20, 2009	333-163258

10.5+	Employment Agreement, dated July 1, 2007, by and between Dr. Harpal Gill and Fabrinet Co., Ltd.	S-1	10.5	November 7, 2007	333-147191

10.6+	Description of Fiscal 2013 Executive Incentive Plan	8-K, Item 5.02	N/A	November 6, 2012	001-34755

10.7+	Description of Fiscal 2014 Executive Incentive Plan	8-K, Item 5.02	N/A	August 12, 2013	001-34755

10.8+	Separation Agreement and Release, dated February 20, 2014, between Paul Kalivas and Fabrinet USA, Inc.	8-K	10.1	February 26, 2014	001-34755

10.9+	Amended and Restated Employment Offer Letter, dated November 2, 2012, between John Marchetti and Fabrinet USA, Inc.	8-K	10.1	November 6, 2012	001-34755

10.10+	Employment Offer Letter, dated February 3, 2012, between the registrant and Toh-Seng Ng	8-K	10.2	May 9, 2012	001-34755

10.11+	Form of Indemnification Agreement	S-1/A	10.10	January 28, 2010	333-163258

10.12	Manufacturing Agreement, dated May 29, 2005, by and between the registrant and FBN New Jersey Holdings Corp.	S-1	10.10	November 7, 2007	333-147191

10.13	Manufacturing Agreement, dated January 2, 2000, by and between the registrant and Fabrinet Co., Ltd.	S-1	10.11	November 7, 2007	333-147191

10.14	Administrative Services Agreement, dated January 2, 2000, by and between the registrant and Fabrinet USA, Inc.	S-1	10.12	November 7, 2007	333-147191

10.15	Administrative Services Agreement, dated July 3, 2008, by and between the registrant and Fabrinet Pte. Ltd.	S-1	10.14	November 20, 2009	333-163258

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.

10.16.1	Loan Agreement, dated April 4, 2007, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.19	November 7, 2007	333-147191

10.16.2	Supplemental Memorandum of Agreement, dated December 14, 2007, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.20.2	November 20, 2009	333-163258

10.13.3	Memorandum of Agreement, dated August 8, 2008, by and among Fabrinet Co., Ltd., the registrant and TMB Bank Public Company Limited (in Thai with English translation)	S-1	10.20.3	November 20, 2009	333-163258

10.17	Credit Agreement, dated as of May 22, 2014, by and among Fabrinet, the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative agent.	8-K	10.1	May 22, 2014	001-34775

10.18	Security and Pledge Agreement, dated as of May 22, 2014, by and between Fabrinet and Bank of America, N.A. as administrative agent.	8-K	10.2	May 22, 2014	001-34775

10.19	Lease Agreement, dated July 1, 2013, by and between Donly Corporation and FBN New Jersey Manufacturing, Inc. DBA VitroCom	10-K	10.16	August 16, 2013	001-34775

10.20†	Primary Contract Manufacturing Agreement, dated January 1, 2008, by and between JDS Uniphase Corporation and the registrant	S-1/A	10.27	January 19, 2010	333-163258

10.21	Facility Agreement, dated April 25, 2014, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Company Limited

10.22	Facility Agreement, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co., Ltd.	8-K	10.1	August 16, 2011	001-34755

10.23	General Terms and Conditions of Facility, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co., Ltd.	8-K	10.2	August 16, 2011	001-34755

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.

10.24	Confirmation for Cross Currency Swap Transaction, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co., Ltd.	8-K	10.3	August 16, 2011	001-34755

10.25	Business Development Service Agreement, dated January 2, 2011, by and between the registrant and Fabrinet AB	10-K	10.26	August 31, 2011	001-34755

21.1	List of Subsidiaries	S-1	21.1	February 18, 2011	333-172355

23.1	Consent of PricewaterhouseCoopers ABAS Ltd.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been requested for portions of this exhibit.
*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections.