Form 10-Q
period 2014-09-26
Fabrinet
filed 2014-11-05
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2014

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

As of October 24, 2014, the registrant had 35,321,075 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED SEPTEMBER 26, 2014

Page No.

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of September 26, 2014 and June 27, 2014	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended September 26, 2014 and September 27, 2013	4

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 26, 2014 and September 27, 2013	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION	34

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 6. Exhibits	48

Signature	49

Exhibit Index	50

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	September 26, 2014	June 27, 2014
Assets
Current assets
Cash and cash equivalents	$244,683	$233,477
Trade accounts receivable, net	107,943	101,168
Inventory, net	128,672	124,570
Deferred tax assets	1,642	1,561
Prepaid expenses	1,638	1,691
Other current assets	2,467	2,010

Total current assets	487,045	464,477

Non-current assets
Property, plant and equipment, net	98,058	97,244
Intangibles, net	51	72
Deferred tax assets	1,775	1,775
Deferred debt issuance costs	2,559	989

Total non-current assets	102,443	100,080

Total assets	$589,488	$564,557

Liabilities and Shareholders’ Equity
Current liabilities
Long-term loans from bank, current portion	$6,000	$6,000
Trade accounts payable	101,783	94,853
Income tax payable	1,484	1,024
Accrued payroll, bonus and related expenses	10,919	8,612
Accrued expenses	5,238	4,345
Other payables	8,445	5,795

Total current liabilities	133,869	120,629

Non-current liabilities
Long-term loans from bank, non-current portion	9,000	10,500
Deferred tax liability	1,128	1,040
Severance liabilities	4,671	4,453
Other non-current liabilities	1,268	1,099

Total non-current liabilities	16,067	17,092

Total liabilities	149,936	137,721

Commitments and contingencies (Note 13)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of September 26, 2014 and June 27, 2014)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 35,319,755 shares and 35,152,772 shares issued and outstanding as of September 26, 2014 June 27, 2014, and respectively)	353	352
Additional paid-in capital	82,561	80,882
Retained earnings	356,638	345,602

Total shareholders’ equity	439,552	426,836

Total Liabilities and Shareholders’ Equity	$589,488	$564,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
(in thousands of U.S. dollars, except share data)	September 26, 2014	September 27, 2013
Revenues	$189,325	$171,551
Cost of revenues	(168,819)	(152,906)

Gross profit	20,506	18,645
Selling, general and administrative expenses	(8,737)	(6,694)
Income related to flooding, net	—	6,597

Operating income	11,769	18,548
Interest income	374	364
Interest expense	(133)	(206)
Foreign exchange (loss) gain, net	(106)	1,088
Other income	103	184

Income before income taxes	12,007	19,978
Income tax expense	(971)	(781)

Net income	11,036	19,197
Other comprehensive income	—	—

Net comprehensive income	$11,036	$19,197

Earnings per share
Basic	$0.31	$0.55
Diluted	$0.31	$0.55
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	35,230	34,674
Diluted	35,587	35,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(in thousands of U.S. dollars)	September 26, 2014	September 27, 2013
Cash flows from operating activities
Net income for the period	$11,036	$19,197
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	2,887	2,509
Amortization of intangibles	21	28
Gain on disposal of property, plant and equipment	(46)	—
Income related to flooding	—	(6,597)
Proceeds from insurers for inventory losses related to flooding	—	6,597
Reversal of allowance for doubtful accounts	(1)	(53)
Unrealized gain on exchange rate and fair value of derivative	(208)	(808)
Share-based compensation	1,867	1,563
Deferred income tax	6	438
Other non-cash expenses	387	218
Inventory obsolescence	515	—
Changes in operating assets and liabilities
Trade accounts receivable	(6,773)	(7,348)
Inventory	(4,617)	(5,566)
Other current assets and non-current assets	(404)	60
Trade accounts payable	6,930	13,189
Income tax payable	460	124
Other current liabilities and non-current liabilities	3,773	550
Liabilities to third parties due to flood losses	—	(5,964)

Net cash provided by operating activities	15,833	18,137

Cash flows from investing activities
Purchase of property, plant and equipment	(1,510)	(1,253)
Proceeds from disposal of property, plant and equipment	46	—

Net cash used in investing activities	(1,464)	(1,253)

Cash flows from financing activities
Payment of debt issuance costs	(1,570)	—
Repayment of long-term loans from bank	(1,500)	(2,417)
Proceeds from issuance of ordinary shares under employee share option plans	2	43
Withholding tax related to net share settlement of restricted share units	(189)	(90)

Net cash used in financing activities	(3,257)	(2,464)

Net increase in cash and cash equivalents	11,112	14,420

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	233,477	149,716
Increase in cash and cash equivalents	11,112	14,420
Effect of exchange rate on cash and cash equivalents	94	(276)

Cash and cash equivalents at end of period	$244,683	$163,860

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

The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (OEMs) of complex products, such as optical communication components, modules and sub-systems, industrial lasers and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, advanced packaging, integration, final assembly and test. The Company focuses primarily on the production of low-volume, high-mix products. The subsidiaries of Fabrinet include Fabrinet Co., Ltd. (“Fabrinet Thailand”), Fabrinet USA, Inc., FBN New Jersey Manufacturing, Inc., Fabrinet China Holdings, Casix, Inc. (“Casix”), and Fabrinet Pte., Ltd.

2.	Accounting policies

Basis of presentation

The condensed consolidated financial statements of Fabrinet included herein have been prepared on a basis consistent with the June 27, 2014 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These condensed consolidated financial statements should be read in conjunction with the June 27, 2014 audited consolidated financial statements and notes thereto. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States (“U.S. GAAP”).

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of total revenues and expense during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for doubtful accounts, income taxes, and inventory obsolescence, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that estimates or assumptions prove to differ from actual results, adjustments will be made in subsequent periods to reflect more current information.

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended September 26, 2014 and September 27, 2013 each consisted of 13 weeks. Fiscal year 2015 will be comprised of 52 weeks and will end on June 26, 2015.

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

New Accounting Pronouncements – not yet adopted by the Company

In August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments require management to evaluate, for each annual and interim reporting period, an entity’s ability to continue as a going concern when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations that become due within one year after the date that the financial statements are issued (or available to be issued). This ASU is effective for annual periods and interim reporting periods beginning after December 15, 2016. The Company does not expect that the adoption of this update will have an effect on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period”. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This update is required to be adopted by all public companies for annual periods and interim reporting periods beginning after December 15, 2015. Early adoption of this ASU is permitted. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606), issued as a new Topic, Accounting Standards Codification”. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, with earlier adoption not being permitted. This ASU can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU provides guidance for netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under this new guidance, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted this ASU in the first quarter of fiscal year 2015. Adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In April 2013, the FASB issued ASU No. 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting”. The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. This guidance is effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013 and interim reporting periods therein. The Company adopted this ASU in the first quarter of fiscal year 2015. Adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters (Topic 830): Parents’ Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a

Foreign Entity or of an Investment in a Foreign Entity”. This ASU permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The guidance is effective for fiscal years beginning after December 15, 2013, with early adoption being permitted. The Company adopted this ASU in the first quarter of fiscal year 2015. Adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date”. The guidance in this update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors, and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company adopted this ASU in the first quarter of fiscal year 2015. Adoption of this guidance did not have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

	Three Months Ended
(amount in thousands except per share amounts)	September 26, 2014	September 27, 2013
Net income attributable to shareholders	$11,036	$19,197

Weighted average number of ordinary shares outstanding	35,230	34,674
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units	357	464

Weighted average number of ordinary shares for diluted earnings per Ordinary share	35,587	35,138

Basic earnings per ordinary share	$0.31	$0.55
Diluted earnings per ordinary share	$0.31	$0.55
Outstanding share options excluded in the computation of diluted earnings per ordinary share (in shares) (1)	645,450	655,931

(1)

These share options were not included in the computation of diluted earnings per ordinary share for the three months ended September 26, 2014 and September 27, 2013, respectively, because the exercise price of the options was greater than the average market price of the underlying shares.

4.	Fair value of financial instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs for the valuation of an asset or liability as of measurement date. The three levels of inputs that may be used to measure fair value are defined as follows:

Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for assets or liabilities, either directly or indirectly. If the assets or liabilities have a specified (contractual) term, Level 2 inputs must be observable for substantially the full term of assets or liabilities.

Level 3 inputs are unobservable inputs for assets or liabilities, which require the reporting entity to develop its own valuation techniques and assumptions.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The following table provides details of the financial instruments measured at fair value on a recurring basis:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2	Level 3	Total
As of September 26, 2014
Assets
Derivative assets	$—	$249	$—	$249

Total	$—	$249	$—	$249

Liabilities
Derivative liabilities	$—	$7	$—	$7

Total	$—	$7	$—	$7

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2	Level 3	Total
As of June 27, 2014
Assets
Cash equivalents	$—	$19,194	$—	$19,194
Derivative assets	—	135	—	135

Total	$—	$19,329	$—	$19,329

Liabilities
Derivative liabilities	$—	$1	$—	$1

Total	$—	$1	$—	$1

The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change. The Company has not designated such foreign currency contracts as hedging instruments under the accounting standard for derivatives and hedging. The forward exchange contracts and option contracts outstanding as of September 26, 2014 and June 27, 2014 had a maturity in one to six months duration. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard.

The derivative assets and liabilities are classified in other current assets and accrued expenses, respectively, on the condensed consolidated balance sheets. The change in the fair value of the derivatives is recorded in foreign exchange (loss) gain on the condensed consolidated statement of operations and comprehensive income.

5.	Cash and cash equivalents

As of September 26, 2014, cash and cash equivalents includes bank deposits of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement and comply with covenants. Under the terms and conditions of the Facility Agreement, the Company shall maintain cash, cash equivalents and/or marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. As discussion in Note 9, the Company must comply with this covenant from and after effective date of the Facility Agreement.

6.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts were as follows:

	Three Months Ended
(amount in thousands)	September 26, 2014	September 27, 2013
Balance, beginning of period	$37	$109
Credited to Income	(1)	(53)

Balance, end of period	$36	$56

7.	Inventory

(amount in thousands)	As of September 26, 2014	As of June 27, 2014
Raw materials	$42,235	$40,885
Work in progress	57,652	56,376
Finished goods	25,653	22,970
Goods in transit	6,207	6,899

	131,747	127,130
Less: Inventory obsolescence	(3,075)	(2,560)

Inventory, net	$128,672	$124,570

8.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of September 26, 2014
Software	$3,458	$(3,407)	$51

Total intangibles	$3,458	$(3,407)	$51

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of June 27, 2014
Software	$3,458	$(3,386)	$72

Total intangibles	$3,458	$(3,386)	$72

The Company recorded amortization expense relating to intangibles of $0.02 million and $0.03 million for the three months ended September 26, 2014 and September 27, 2013, respectively.

Based on the carrying amount of intangibles as of September 26, 2014, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in June is as follows:

(amount in thousands)
2015	$44
2016	5
2017	1
2018	1

Total	$51

9.	Borrowings

Bank borrowing and long-term debt was comprised of the following:

(amount in thousands)
Rate (1)	Conditions	Term	As of September 26, 2014	As of June 27, 2014
LIBOR + 2.8% per annum	Repayable in quarterly installments within 6 years	June 2012 – March 2017	$15,000	$16,500
Less: Current portion			(6,000)	(6,000)

Non-current portion			$9,000	$10,500

(1)	LIBOR is London Interbank Offered Rate.

On April 25, 2014, a subsidiary entered into an amendment to the bank borrowing agreement. Under the amendment of the contract, the long-term loan is secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral as of September 26, 2014 and June 27, 2014 was $51.7 million and $52.3 million, respectively. This subsidiary is also required to comply with the maximum ratios of debt to equity and minimum levels of debt service coverage ratios and Fabrinet must maintain effective shareholding ratio. The carrying amounts of bank borrowings approximate their fair value.

As of September 26, 2014 and June 27, 2014, the Company was in compliance with its long-term bank borrowing agreement. In addition to financial ratios, certain of the Company’s packing credits and long-term loans include customary events of default.

The movements of long-term loans were as follows for the three months ended September 26, 2014 and September 27, 2013:

	Three Months Ended
(amount in thousands)	September 26, 2014	September 27, 2013
Opening net book amount	$16,500	$28,911
Repayment during the period	(1,500)	(2,417)

Closing net book amount	$15,000	$26,494

As of September 26, 2014, future maturities of long-term debt were as follows at the end of each fiscal year below:

(amount in thousands)
2015	$4,500
2016	6,000
2017	4,500

Total	$15,000

Credit facilities:

Fabrinet entered into a syndicated senior credit facility agreement (the “Facility Agreement”) with a consortium of banks on May 22, 2014. The Facility Agreement, led by Bank of America, provides for a $200.0 million credit line, comprised of a $150.0 million revolving loan facility and a $50.0 million delayed draw term loan facility. The revolving loan facility contains an accordion feature permitting Fabrinet to request an increase in the facility up to $100.0 million subject to customary terms and conditions and provided that no default or event of default exists at the time of request. The revolving loan facility terminates and all amounts outstanding are due and payable in full on May 22, 2019. The principal amount of any drawn term loans must be repaid according to the scheduled quarterly amortization payments, with final payment of all amounts outstanding, plus accrued interest, being due May 22, 2019. As of September 26, 2014, no amounts were outstanding under the Facility Agreement.

Loans under the Facility Agreement bear interest, at Fabrinet’s option, at a rate per annum equal to a LIBOR rate plus a spread of 1.75% to 2.50%, or a base rate, determined in accordance with the Facility Agreement, plus a spread of 0.75% to 1.50%, in each case with such spread determined based on Fabrinet’s consolidated total leverage ratio for the preceding four fiscal quarter period. Interest is due and payable quarterly in arrears for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the LIBOR rate. The applicable spreads and commitment fees will increase in the event that Fabrinet’s Thailand subsidiary is unable to guarantee the obligations under the Facility Agreement within 180 days after the closing date.

Fabrinet’s obligations under the Facility Agreement are guaranteed by certain of its existing and future direct material subsidiaries. In addition, the Facility Agreement is secured by Fabrinet’s present and future accounts receivable, deposit accounts and cash, and a pledge of the capital stock of certain of Fabrinet’s direct subsidiaries. Fabrinet shall maintain at least $40.0 million of cash, cash equivalents, and marketable securities at financial institutions located in the United States. Further, Fabrinet is required to maintain any of its deposits accounts or securities accounts with balances in excess of $10.0 million in a jurisdiction where a control agreement, or the equivalent under the local law, can be effected. The Facility Agreement contains customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (i) a minimum tangible net worth of not less than $200.0 million plus 50% of quarterly net income, exclusive of quarterly losses; (ii) a minimum debt service coverage ratio of not less than 1.50:1.00; (iii) a maximum senior leverage ratio of not more than 2.50:1.00; and (iv) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of September 26, 2014, the Company was in compliance with all covenants under the Facility Agreement.

The Facility Agreement also contains customary events of default including, among other things, payment defaults, breaches of covenants or representations and warranties, cross-defaults with certain other indebtedness, bankruptcy and insolvency events and change in control of Fabrinet, subject to grace periods in certain instances. Upon an event of default, the lenders may terminate their commitments, declare all or a portion of the outstanding obligations payable by Fabrinet to be immediately due and payable and exercise other rights and remedies provided for under the Facility Agreement. The undrawn credit facility of $200.0 million became available on July 15, 2014.

Fabrinet intends to use the proceeds of the credit line to finance its future manufacturing building in Thailand, and for general corporate purposes including mergers and acquisitions of complementary manufacturing businesses or technology, although Fabrinet has no current commitments with respect to any such acquisitions.

Undrawn available credit facilities as of September 26, 2014 and June 27, 2014 were as follows:

(amount in thousands)	September 26, 2014	June 27, 2014
Bank borrowings:
Short-term loans	$1,548	$1,539
Long-term loans	$200,000	—

10.	Income taxes

As of September 26, 2014 and June 27, 2014, the liability for uncertain tax positions including accrued interest and penalties decreased to $1.1 million and $0.9 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.

The Company files income tax returns in the U.S. and foreign tax jurisdictions. The tax years from 2010 to 2014 remain open to examination by U.S. federal and state tax authorities, and foreign tax authorities. The Company’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of each entity in the Company, adjusted for discrete items arising in that quarter. If the Company’s estimated annual effective tax rate changes, the Company makes a cumulative adjustment in that quarter.

The effective tax rate for the Company for the three months ended September 26, 2014 and September 27, 2013 was 8.1% and 3.9% of net income, respectively. The increase in the effective tax rate for the three months ended September 26, 2014 was primarily due to the fact that the income tax rate of the Company’s subsidiary in China increased from 15% in the three months ended September 27, 2013 to 25% in the three months ended September 26, 2014 due to the expiration of a tax privilege, as well as the fact that the Company had lower net income during the three months ended September 26, 2014 from income related to flooding of $6.6 million that was not subject to income tax.

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

The effect of recording share-based compensation expense for the three months ended September 26, 2014 and September 27, 2013 was as follows:

	Three Months Ended
(amount in thousands)	September 26, 2014	September 27, 2013
Share-based compensation expense by type of award:
Share options	$120	$298
Restricted share units	1,747	1,265

Total share-based compensation expense	1,867	1,563
Tax effect on share-based compensation expense	—	—

Net effect on share-based compensation expense	$1,867	$1,563

Share-based compensation expense was recorded in the condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended
(amount in thousands)	September 26, 2014	September 27, 2013
Cost of revenue	$368	$307
Selling, general and administrative expense	1,499	1,256

Total share-based compensation expense	$1,867	$1,563

The Company did not capitalize any share-based compensation expense as part of any asset costs during the three months ended September 26, 2014 and September 27, 2013.

Share-based award activity

Share options have been granted to directors and employees. As of September 26, 2014, there were 13,290 share options outstanding under Fabrinet’s Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

As of September 26, 2014, there were an aggregate of 849,600 share options outstanding, 580,961 restricted share units outstanding, and 3,092,926 ordinary shares available for future grant under Fabrinet’s 2010 Performance Incentive Plan (the “2010 Plan”). The 1999 Plan and 2010 Plan are collectively referred to as the “Share Option Plans”.

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

The following summarizes share option activity:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 27, 2014	865,890		$16.27
Granted	—		—	—
Exercised	(525)		$4.25
Forfeited	(1,503)		$17.82
Expired	(972)		$23.29

Balance as of September 26, 2014	862,890	731,906	$16.26

	Number of Shares		Number of Exercisable Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 28, 2013	1,277,311			$15.37
Granted	—			—	—
Exercised	(8,871	) (1)		$5.02
Forfeited	(1,902)			$16.16
Expired	(23,445)			$16.73

Balance as of September 27, 2013	1,243,093		800,602	$15.42

(1)	Included in the exercised number are 308 shares options exercised on September 26, 2013, but not settled as of September 27, 2013.

The following summarizes information for share options outstanding as of September 26, 2014 under the Share Option Plans:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (amount in thousands)
	500	$4.75	0.18
	2,100	5.00	0.38
	1,400	5.25	0.61
	9,290	5.75	1.97
	8,368	13.77	2.91
	444,449	16.83	3.05
	30,000	15.05	3.11
	26,844	25.50	3.30
	7,400	26.16	3.36
	9,200	23.62	3.61
	97,647	15.16	3.89
	193,521	14.12	4.12
	24,360	19.36	4.37
	5,550	18.60	4.43
	2,261	12.83	4.62

Options outstanding	862,890		3.43	$298

Options exercisable	731,906		3.34	$241

As of September 26, 2014, there was $0.1 million of unrecognized compensation expense related to share options under the Share Option Plans that is expected to be recognized over a weighted-average period of 0.99 years.

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

The following summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares		Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 27, 2014	762,295		$14.23
Granted	—		—	—
Issued	(177,288	) (2)	$13.56
Forfeited	(4,046)		$13.73

Balance as of September 26, 2014	580,961		$14.44

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 28, 2013	545,668	$12.81
Granted	407,698	$14.76	$14.76
Issued	(96,077)	$12.26
Forfeited	(3,505)	$14.04

Balance as of September 27, 2013	853,784	$13.80

(2)	Included 283 shares vested on September 24, 2014, but not settled as of September 26, 2014.

As of September 26, 2014, there was $3.6 million of unrecognized share-based compensation expense related to restricted share units under the 2010 Plan that is expected to be recorded over a weighted-average period of 2.56 years.

For the three months ended September 26, 2014 and September 27, 2013, the Company withheld an aggregate of 10,547 shares and 5,916 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the three months ended September 26, 2014 and September 27, 2013, the Company then remitted cash of $0.2 million and $0.1 million, respectively, to the appropriate taxing authorities, and presented it in a financing activity within the condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

12.	Shareholders’ equity

Share capital

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the three months ended September 26, 2014, Fabrinet issued 525 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $4.25 per share, and 166,458 ordinary shares upon the vesting of restricted share units, net of shares withheld.

For the three months ended September 27, 2013, Fabrinet issued 8,563 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $4.99 per share, and 90,161 ordinary shares upon the vesting of restricted share units, net of shares withheld.

All such issued shares are fully paid.

13.	Commitments and contingencies

Bank guarantees

As of September 26, 2014 and June 27, 2014, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $0.8 million and $0.3 million, respectively.

Operating lease commitments

The Company leases a portion of its capital equipment and certain land and buildings for its facilities in China and New Jersey under operating lease arrangements that expire in various calendar years through 2020. Rental expense under these operating leases amounted to $0.2 million and $0.2 million for the three months ended September 26, 2014 and September 27, 2013, respectively.

As of September 26, 2014, the future minimum lease payments due under non-cancelable leases are as follows at the end of each fiscal year below:

(amount in thousands)
2015	$741
2016	943
2017	928
2018	928
2019	441
Thereafter	279

Total minimum operating lease payments	$4,260

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

As of September 26, 2014, there were no outstanding capital expenditure commitments.

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

14.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of September 26, 2014 and September 27, 3013, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customers.

The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended
(amount in thousands)	September 26, 2014	September 27, 2013
North America	$91,043	$78,797
Asia-Pacific	77,802	57,996
Europe	20,480	34,758

	$189,325	$171,551

As of September 26, 2014 and September 27, 2013, the Company had approximately $0.2 million and $0.4 million of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

Significant customers

The Company had four customers and two customers that each contributed to 10% or more of its total account receivable as of September 26, 2014 and June 27, 2014, respectively.

15.	Income related to flooding

The Company suspended production at all of its manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 due to severe flooding in Thailand. The Company never resumed, and has permanently ceased, production at its Chokchai facility. The Company submitted claims for losses to its insurance companies, all of which have been settled as of the end of fiscal year 2014.

In the three months ended September 27, 2013, the Company received from its insurers an interim payment of $6.6 million against its claim for owned inventory losses and owned equipment losses, which the Company recognized as income related to flooding.

During the three months ended September 27, 2013, the Company fulfilled its obligations to a customer in accordance with the settlement agreement entered into during the third quarter of fiscal 2013 by making a final cash payment to such customer of $3.8 million and by transferring equipment, with an aggregate value of $2.3 million, to such customer. Accordingly, the Company’s liability to such customer for any and all flood-related losses has been satisfied in full. Also, the Company fulfilled its obligations to a customer’s insurers in accordance with the settlement agreement entered into during the fourth quarter of fiscal 2013 by making a final payment of $2.2 million. Accordingly, the Company’s liability to such insurer for damages to customer-owned inventory, which occurred during the flooding, has been satisfied in full. The Company also entered into other flood-related settlements of $0.05 million during the three months ended September 27, 2013.

16.	Revenue recognition error related to finished goods awaiting shipment to customers under certain volume supply agreements with customers

As disclosed the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2014, the Company determined that certain finished goods sales recognized in each of the first three quarterly reporting periods in the fiscal year ended June 27, 2014 did not qualify for revenue recognition in the period in which they were recorded. The Company evaluated the impact of the errors and determined that the errors did not have a material impact to the consolidated financial statements for the fiscal year ended June 27, 2014, or the interim consolidated financial statements for each of the quarters within fiscal 2014. Accordingly, the Company has not made any adjustments to the unaudited condensed consolidated financial statements for the three months ended September 27, 2013.

Had adjustments been made in the three months ended September 27, 2013, revenues, cost of revenues, and net income would have been $2.7 million, $2.4 million and $0.3 million higher, respectively.

17.	Subsequent event

As part of the Company’s ongoing efforts to achieve greater efficiencies in all areas of its business, on October 10, 2014, the Company implemented a reduction in workforce and incurred expenses of approximately $1.0 million, which represented severance and benefits costs incurred for the termination of approximately 100 employees in accordance with contractual obligations and local regulations. The Company will record this expense in the next quarter.

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

•

our expectation that the portion of our future revenues attributable to customers in regions outside of North America will decrease compared to the portion of those revenues for the three months ended September 26, 2014;

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

•

our expectation that our fiscal year 2015 selling, general and administrative (SG&A) expenses will increase on an absolute dollar basis and remain flat as a percentage of revenue compared to fiscal 2014;

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

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A as well as those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Overview

We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (OEMs) of complex products such as optical communication components, modules and sub-systems, industrial lasers and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, advanced packaging, integration, final assembly and test. Although, we focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix”, we also have the capability to accommodate high-volume production. Based on our experience with, and positive feedback we have received from our customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers, automotive, and sensors markets.

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

Audit Committee Investigation

During the fourth quarter of our fiscal year 2014, the Company identified violations of our policies and procedures relating to finished goods held in our warehouse on behalf of our customers (the Company refers to finished goods held in our warehouse on behalf of our customers as consignment goods or consignment inventory and when the finished goods are sold the Company refers to the related revenue as consignment revenue). Specifically, the Company identified violations related to certain employees in one business unit colluding to cause the improper recognition of revenues for certain goods by recording consignment revenues on goods before such goods were finished.

In connection with the above, the Audit Committee of our Board of Directors initiated an investigation concerning various accounting cut-off issues in fiscal year 2014, specifically the transfer of unfinished goods to consignment inventory and other inventory cut-off considerations. The investigation found certain process weaknesses concerning the potential to invoice unfinished goods held under consignment arrangements and the need for certain remedial measures.

The Company is working to complete the following recommended remedial measures that were identified through the investigation:

•	Mandatory training on revenue recognition policies and related cut-off procedures; and

•	Process improvements, including certain controls relating to finished goods recorded as consignment inventory.

The investigation did not find executive officer involvement in the identified violations.

Impact of the Findings of the Investigation on the Financial Statements and Internal Control

Based on an analysis prepared by the Company, it was determined that the potential exposure relating to the control deficiencies identified during the investigation was not material to our consolidated financial statements for the fiscal year 2014. Further, the Company assessed these control deficiencies to be significant deficiencies rather than material weaknesses on the basis that there was no executive officer involvement in the violations, the potential misstatements were not material to the financial statements and the Audit Committee was actively involved in the investigation.

Consignment Revenue Recognition

Subsequent to completion of the Audit Committee’s investigation, the Company evaluated its accounting practices surrounding consignment inventory and consignment revenue. Based on that evaluation, the Company determined that for certain volume supply agreements with our customers not all of the revenue recognition criteria prescribed by U.S. GAAP and Staff Accounting Bulletin No. 104 had been met at the time revenue was recorded. Specifically, the Company misapplied the guidance when assessing the terms of these agreements with respect to when title and risk of loss transfers to our customers. As a result, the Company determined that certain sales previously recognized did not qualify for revenue recognition in the periods in which they were recognized. The Company has evaluated the impact of the errors on both a quantitative and qualitative basis under the guidance of ASC 250-Accounting Changes and Error Corrections and determined that the errors did not have a material impact to the previously issued consolidated financial statements. The Company has assessed the control implications and concluded that the deficiency constituted a material weakness in internal control over financial reporting (refer to Part I, Item 4 for additional information).

Had adjustments in the prior period been made to reflect revenues in the appropriate quarter in the three months ended September 27, 2013, revenues for the three months ended September 27, 2013 would have been $2.7 million higher.

Thailand Flooding

We suspended production at all of our manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 due to severe flooding in Thailand. We never resumed, and have permanently ceased, production at our Chokchai facility. We submitted claims for losses to our insurance companies, all of which have been settled as of fiscal year 2014.

In the three months ended September 27, 2013, we received from our insurers an interim payment of $6.6 million against our claim for owned inventory losses and owned equipment losses which we recognized as income related to flooding.

During the three months ended September 27, 2013, we fulfilled our obligations to a customer in accordance with the settlement agreement entered into during the third quarter of fiscal 2013 by making a final cash payment to such customer of $3.8 million and by transferring equipment, with an aggregate value of $2.3 million, to such customer. Accordingly, our liability to such customer for any and all flood-related losses has been satisfied in full. Also, we fulfilled our obligations to a customer’s insurers in accordance with the settlement agreement entered into during the fourth quarter of fiscal 2013 by making a final payment of $2.2 million. Accordingly, our liability to such insurer for damages to customer-owned inventory, which occurred during the flooding, has been satisfied in full. We also entered into other flood-related settlements of $0.05 million during the three months ended September 27, 2013.

Revenues

Our total revenues increased by $17.8 million, or 10.4%, to $189.3 million for the three months ended September 26, 2014, compared with $171.6 million for the three months ended September 27, 2013. The increase was primarily due to an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the three months ended September 26, 2014.

We believe our ability to expand our relationships with existing customers and attract new customers is due to a number of factors, including our broad range of complex engineering and manufacturing service offerings, flexible low-cost manufacturing platform, process optimization capabilities, advanced supply chain management, excellent customer service, and experienced management team. While we expect the prices we charge for our manufactured products to decrease over time (partly as a result of competitive market forces), we still believe we will be able to maintain favorable pricing for our services because of our ability to reduce cycle time, adjust our product mix by focusing on more complicated products, improve product quality and yields, and reduce material costs for the products we manufacture. We believe these capabilities have enabled us to help our OEM customers reduce their manufacturing costs while maintaining or improving the design, quality, reliability, and delivery times for their products.

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

The percentage of our revenues generated from bill-to location outside of North America decreased from 54.1% in the three months ended September 27, 2013 to 51.9% in the three months ended September 26, 2014, primarily because of a decrease in sales volume of our customers in those regions. We expect that the portion of our future revenues attributable to customers in regions outside North America will decrease as compared with the first quarter of fiscal year 2015.

The following table presents percentages of total revenues by geographic regions:

	Three Months Ended
	September 26, 2014	September 27, 2013
North America	48.1%	45.9%
Asia-Pacific	41.1	33.8
Europe	10.8	20.3

	100.0%	100.0%

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

Cost of Revenues

The key components of our cost of revenues are material costs, employee costs, and infrastructure-related costs. Material costs generally represent the majority of our cost of revenues. Several of the materials we require to manufacture products for our customers are customized for their products and often sourced from a single supplier or in some cases, our own subsidiaries. Shortages from sole-source suppliers due to yield loss, quality concerns, and capacity constraints, among other factors, may increase our expenses and negatively impact our gross profit margin or total revenues in a given quarter. Material costs include scrap material. Historically, scrap rate diminishes during a product’s life cycle due to process, fixturing and test improvement, and optimization.

A second significant element of our cost of revenues is employee costs, including indirect employee costs related to design; configuration and optimization of manufacturing processes for our customers, quality testing; materials testing and other engineering services; and direct costs related to our manufacturing employees. Direct employee costs include employee salaries, insurance and benefits, merit-based bonuses, recruitment, training and retention. Historically, our employee costs have increased primarily due to increases in the number of employees necessary to support our growth and, to a lesser extent, costs to recruit, train and retain employees. Our cost of revenues are significantly impacted by salary levels in Thailand and the PRC; the fluctuation of the Thai baht and RMB against our functional currency, the U.S. dollar; and our ability to retain our employees. We expect our employee costs to increase as wages continue to increase in Thailand and the PRC. For example, effective April 1, 2012, the Thai government increased minimum daily wages from 215 Thai baht to 300 Thai baht. Wage increases may impact our ability to sustain our competitive advantage and may reduce our profit margin. We seek to mitigate these cost increases through improvements in employee productivity, employee retention, and asset utilization.

Our infrastructure costs are comprised of depreciation, utilities, facilities management, and overhead costs. Most of our facility leases are long-term agreements. Our depreciation costs include buildings and fixed assets, primarily at our Pinehurst campus in Thailand, and capital equipment located at each of our manufacturing locations.

During the three months ended September 26, 2014, discretionary merit-based bonus awards were made to our non-executive employees. Charges included in cost of revenues for bonus distributions to non-executive employees were $0.6 million and $0.6 million for the three months ended September 26, 2014 and September 27, 2013, respectively.

Share-based compensation expense included in cost of revenues was $0.4 million and $0.3 million for the three months ended September 26, 2014 and September 27, 2013, respectively.

We expect to incur significant incremental costs of revenue as a result of our continued diversification into the industrial lasers, automotive, and sensors markets and other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities. We also expect to incur incremental costs of revenue as a result of our planned expansion into new geographic markets, though we are not able to determine the amount of these incremental expenses.

Selling, General and Administrative Expenses

Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative, and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense, and other general expenses not related to cost of revenues. In fiscal year 2015, we expect our SG&A expenses will increase on an absolute dollar basis and remain flat as a percentage of revenue compared with fiscal year 2014.

The compensation committee of our board of directors approved a fiscal year 2015 executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP earnings per share targets for our fiscal year ending June 26, 2015, as well as qualitative objectives, based on achieving individual performance goals. Bonuses under our fiscal year 2015 executive incentive plan are payable after the end of fiscal year 2015. In fiscal year 2014, the compensation committee approved a fiscal year 2014 executive incentive plan with quantitative objectives, based on achieving certain revenue and gross margin percentage targets for our fiscal year ended June 27, 2014, as well as qualitative objectives, based on achieving individual performance goals. Bonuses under our fiscal 2014 executive incentive plan were payable as of September 26, 2014. Discretionary merit-based bonus awards were also available to our non-executive employees and were payable as of September 26, 2014.

Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $0.7 million and $0.8 million for the three months ended September 26, 2014 and September 27, 2013, respectively.

Share-based compensation expense included in SG&A expenses was $1.5 million and $1.3 million for the three months ended September 26, 2014 and September 27, 2013, respectively.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of March 30, 2012, we had drawn down the entire $30.0 million available under the term loan facility. Borrowings and interest under the term loan have been scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of September 26, 2014, we had outstanding borrowings under the term loan facility of $15.0 million. Under the terms of the cross currency swap arrangement amounts drawn in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month London Interbank Offered Rate (LIBOR) plus 2.8% per annum.

In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative financial instruments. We may enter into short-term forward exchange currency contracts or put option contracts to help manage currency exposures associated with certain assets and liabilities, primarily short-term obligations. The forward exchange contracts and put option contracts generally had original maturities of one to six months, and no forward exchange contract or put option contract has had an original maturity greater than one year. All foreign currency exchange contracts are recognized on the condensed consolidated balance sheet at fair value. As we do not apply hedge accounting to these instruments, the change in the fair value of the derivatives are recorded in foreign exchange (loss) gain, net on the condensed consolidated statements of operations and comprehensive income. The gains and losses on our forward exchange contracts and put option contracts generally offset losses and gains on the assets, liabilities, and transactions economically hedged and, accordingly, generally do not subject us to the risk of significant accounting losses.

We had foreign currency assets and liabilities in Thai baht and RMB as follows:

	As of September 26, 2014			As of June 27, 2014
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	543,378	$16,828	62.3	1,536,887	$47,318	79.6
RMB	62,640	10,184	37.7	74,813	12,156	20.4

Total		$27,012	100.0		$59,474	100.0

Liabilities
Thai baht	819,498	$25,379	85.5	735,490	$22,644	81.1
RMB	26,445	4,299	14.5	32,512	5,283	18.9

Total		$29,678	100.0		$27,927	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of September 26, 2014 and June 27, 2014, there were $30.0 million and $15.0 million in put option contracts outstanding on the Thai baht payables, respectively.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of September 26, 2014 and June 27, 2014, we did not have any selling RMB to U.S. dollar forward or put option contracts.

As of September 26, 2014 and June 27, 2014, unrealized gain from the fair market value of derivatives amounted to $0.2 million and $0.1 million, respectively.

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

Under the Exchange Rules, RMB is freely convertible into foreign currencies for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. However, conversion of RMB for capital account items, such as direct investments, loans, security investments, and repatriation of investments, is still subject to the approval of SAFE.

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

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5 and from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. Additionally, in December 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result of the announcement, corporate income tax rates for our Thai subsidiary were reduced from 30% in fiscal year 2012 to 23% in fiscal year 2013, and 20% in fiscal year 2014 and fiscal year 2015.

Our subsidiary in China had been granted a tax privilege to reduce its corporate income tax rate from 25% to 15% but the privilege expired on December 31, 2013. Currently, we are preparing an application to renew this tax privilege and plan to submit it in fiscal year 2015; however, there can be no assurances that such tax privilege will be renewed.

Critical Accounting Policies and Use of Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities on the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our condensed consolidated financial statements, as their application places the most significant demands on our management’s judgment.

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 27, 2014. There were no material changes to our critical accounting policies during the three months ended September 26, 2014.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	Three Months Ended
(amount in thousands)	September 26, 2014	September 27, 2013
Revenues	$189,325	$171,551
Cost of revenues	(168,819)	(152,906)

Gross profit	20,506	18,645
Selling, general and administrative expenses	(8,737)	(6,694)
Income related to flooding, net	—	6,597

Operating income	11,769	18,548
Interest income	374	364
Interest expense	(133)	(206)
Foreign exchange (loss) gain, net	(106)	1,088
Other income	103	184

Income before income taxes	12,007	19,978
Income tax expense	(971)	(781)

Net income	11,036	19,197
Other comprehensive income	—	—

Net comprehensive income	$11,036	$19,197

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Three Months Ended
	September 26, 2014	September 27, 2013
Revenues	100.0%	100.0%
Cost of revenues	(89.2)	(89.1)

Gross profit	10.8	10.9
Selling, general and administrative expenses	(4.6)	(3.9)
Income related to flooding, net	—	3.8

Operating income	6.2	10.8
Interest income	0.2	0.2
Interest expense	(0.1)	(0.1)
Foreign exchange (loss) gain, net	(0.1)	0.6
Other income	0.1	0.1

Income before income taxes	6.3	11.6
Income tax expense	(0.5)	(0.4)

Net income	5.8	11.2
Other comprehensive income	—	—

Net comprehensive income	5.8%	11.2%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended
(amount in thousands)	September 26, 2014	September 27, 2013
Optical communications	$135,256	$124,528
Lasers, sensors and other	54,069	47,023

Total	$189,325	$171,551

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three Months Ended September 26, 2014 with Three Months Ended September 27, 2013

Total revenues.

Our total revenues increased by $17.8 million, or 10.4%, to $189.3 million for the three months ended September 26, 2014, compared with $171.6 million for the three months ended September 27, 2013. This increase was primarily due to an increase in customers’ demand for both optical and non-optical communications manufacturing services during the three months ended September 26, 2014. Revenues from optical communications products represented 71.4% of our total revenues for the three months ended September 26, 2014, compared to 72.6% for the three months ended September 27, 2013.

Cost of revenues.

Our cost of revenues increased by $15.9 million, or 10.4%, to $168.8 million, or 89.2% of total revenues, for the three months ended September 26, 2014, compared with $152.9 million, or 89.1% of total revenues, for the three months ended September 27, 2013. This increase was primarily due to an increase in production costs which were in-line with an increase in revenues during the three months ended September 26, 2014. Cost of revenues also included share-based compensation expense of $0.4 million for the three months ended September 26, 2014, compared with $0.3 million for the three months ended September 27, 2013.

Gross profit.

Our gross profit increased by $1.9 million, or 10.0%, to $20.5 million, or 10.8% of total revenues, for the three months ended September 26, 2014, compared with $18.6 million, or 10.9% of total revenues, for the three months ended September 27, 2013. The slight decrease in gross profit margin during the three months ended September 26, 2014, compared with the three months ended September 27, 2013, was related to an increase in production costs during the three months ended September 26, 2014.

SG&A expenses.

Our SG&A expenses increased by $2.0 million, or 30.5%, to $8.7 million, or 4.6% of total revenues, for the three months ended September 26, 2014, compared with $6.7 million, or 3.9% of total revenues, for the three months ended September 27, 2013. Our SG&A expenses increased in absolute dollars and as a percentage of revenue due primarily to $1.6 million of investigation costs relating to our Audit Committee investigation concerning various accounting cut-off issues in fiscal year 2014. We also recorded share-based compensation charges of $1.5 million for the three months ended September 26, 2014, compared with $1.3 million for the three months ended September 27, 2013.

Income related to flooding.

In the three months ended September 26, 2014, we did not have income related to flooding. In the three months ended September 27, 2013, we recognized $6.6 million of income related to flooding, which consisted of an interim payment from our insurers against our claim for owned and customer-owned inventory losses.

Operating income.

Our operating income decreased by $6.8 million to $11.8 million, or 6.2% of total revenues, for the three months ended September 26, 2014, compared with $18.5 million, or 10.8% of total revenues, for the three months ended September 27, 2013.

Interest income.

Our interest income remained flat at $0.4 million for the three months ended September 26, 2014, compared with $0.4 million for the three months ended September 27, 2013.

Interest expense.

Our interest expense decreased by $0.1 million to $0.1 million for the three months ended September 26, 2014, compared with $0.2 million for the three months ended September 27, 2013. These decreases were due to a decrease in our average long-term loan balances resulting from repayment during the fourth quarter of fiscal year 2014.

Income before income taxes.

We recorded income before income taxes of $12.0 million for the three months ended September 26, 2014, compared with income before income taxes of $20.0 million for the three months ended September 27, 2013.

Income tax expense.

Our provision for income tax reflects an effective tax rate of 8.1% for the three months ended September 26, 2014, compared with an effective tax rate of 3.9% for the three months ended September 27, 2013. The increase was primarily due to the fact that the income tax rate of our subsidiary in China increased from 15% in the three months ended September 27, 2013 to 25% in the three months ended September 26, 2014 due to the expiration of a tax privilege, as well as the fact that we had lower net income during the three months ended September 26, 2014 from income related to flooding of $6.6 million that was not subject to income tax.

Net income.

We recorded net income of $11.0 million, or 5.8% of total revenues, for the three months ended September 26, 2014, compared with $19.2 million, or 11.2% of total revenues, for the three months ended September 27, 2013.

Liquidity and Capital Resources

Cash Flows and Working Capital

We primarily finance our operations through cash flow from operations. As of September 26, 2014 and September 27, 2013, we had cash and cash equivalents approximately $244.7 million and $163.9 million, respectively and outstanding debt approximately $15.0 million and $26.5 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents for the three months ended September 26, 2014 and for the three months ended September 27, 2013 was 0.6% and 1.0%, respectively.

As of September 26, 2014, all claims that we submitted to our insurance companies for flood related losses have been settled. For the three months ended September 27, 2013, we recognized $6.6 million of income related to flooding which consisted of an interim payment from our insurers against our claim for owned and customer-owned inventory losses.

In the three months ended September 27, 2013, we fulfilled our obligations to a customer in accordance with the settlement agreement entered into during the third quarter of fiscal 2013 by making a final cash payment to such customer of $3.8 million and by transferring equipment, with an aggregate value of $2.3 million, to such customer. Accordingly, our liability to such customer for any and all flood-related losses has been satisfied in full. Also, during the three months ended September 27, 2013, we fulfilled our obligations to a customer’s insurers in accordance with the settlement agreement entered into during the fourth quarter of fiscal 2013 by making a final payment of $2.2 million. Accordingly, our liability to such insurer for damages to customer-owned inventory, which occurred during the flooding, has been satisfied in full. We also entered into other flood-related settlements of $0.05 million during the three months ended September 27, 2013.

We believe that our current cash and cash equivalents, cash flow from operations, and funds available through our credit facility will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.

We believe that our current manufacturing capacity is sufficient to meet anticipated production requirements for at least the next 12 months. We maintain a long-term credit facility associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 30 months. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay this obligation.

The following table shows our net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods indicated:

	Three Months Ended
(amount in thousands)	September 26, 2014	September 27, 2013
Net cash provided by operating activities	$15,833	$18,137
Net cash used in investing activities	$(1,464)	$(1,253)
Net cash used in financing activities	$(3,257)	$(2,464)
Net increase in cash and cash equivalents	$11,112	$14,420
Cash and cash equivalents, beginning of period	$233,477	$149,716
Cash and cash equivalents, end of period	$244,683	$163,860

Operating Activities

Net cash provided by operating activities decreased by $2.3 million, or 12.7%, to $15.8 million for the three months ended September 26, 2014, compared with net cash provided by operating activities of $18.1 million for the three months ended September 27, 2013. This decrease was primarily due to a decrease of $8.1 million in net income from operations resulting from a decrease in proceeds from insurers for inventory losses related to flooding, offset by a decrease of $6.0 million in flood-related liabilities to third parties.

Investing Activities

Net cash used in investing activities increased by $0.2 million, or 16.8%, to $1.5 million for the three months ended September 26, 2014, compared with net cash used in investing activities of $1.3 million for the three months ended September 27, 2013. This increase in net cash used in investing activities was primarily due to an increase 0.2 million in purchase of property, plant, and equipment to support the operations.

Financing Activities

Net cash used in financing activities increased by $0.8 million, or 32.2%, to $3.3 million for the three months ended September 26, 2014, compared with $2.5 million for the three months ended September 27, 2013. This increase in net cash used in financing activities was primarily due to the payment of debt issuance costs of $1.6 million from our credit facility agreement, offset by a decrease in repayment of the Company’s long-term loans due to the payment to extinguish one of the long-term loan contracts in April 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash and cash equivalents totaling $244.7 million and $233.5 million as of September 26, 2014 and June 27, 2014, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three months ended September 26, 2014 and September 27, 2013, our interest income would have decreased by approximately $0.07 million and $0.04 million, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate (SIBOR), and the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the SIBOR and the LIBOR had increased by 100 basis points during the three months ended September 26, 2014 and September 27, 2013, our interest expense would have increased by approximately $0.04 million and $0.1 million, respectively, assuming consistent borrowing levels.

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

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to six months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign currency losses of $0.1 million during the three ended September 26, 2014 and foreign currency gains of $1.1 million during the three months ended September 27, 2013, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $0.3 million as of September 26, 2014 and an increase in our net dollar position of approximately $3.5 million as of June 27, 2014. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of September 26, 2014, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that the information we are required to disclose in reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”), (i) is recorded, processed, summarized, and reported within time periods specified in the rules and forms of the Securities and Exchange Commission, and (ii) is accumulated and communicated to Fabrinet’s management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of September 26, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of that date.

Remediation Steps

As disclosed in our Annual Report for the fiscal year ended June 27, 2014, we identified a material weakness in our internal control over financial reporting such that our disclosure controls and procedures related to revenue recognition for certain volume supply agreements with our customers were not effective. Specifically, we determined that we did not correctly apply appropriate U.S. GAAP knowledge and expertise when assessing the terms of these arrangements with respect to when title and risk of loss transfers to our customers.

In response to this material weakness, our management, under the supervision of our CEO and CFO, is implementing the following remedial measures:

•

We are implementing procedures to ensure that all customer contracts are reviewed at inception and quarterly for compliance with U.S. GAAP. Specifically, we are in the process of reviewing and, as necessary, revising or amending our volume supply agreements with our customers to properly reflect our current business practices. We have also developed a detailed plan for periodic U.S. GAAP compliance review on all new and existing contracts.

•	We will continue to enhance our technical accounting training, led by appropriate technical accounting experts to improve awareness and understanding of revenue accounting principles.

The material weakness identified by management is not fully remediated as of the date of the filing of this Quarterly Report on Form 10-Q. The Company has performed certain procedures in an effort to ensure that the information reflected in this report is supported and fairly presented as of the date of this report. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the system of internal controls, and the control environment, to improve the overall effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the three months ended September 26, 2014, the Company began implementing the remedial measures described above. While management has begun the remediation process, there have been no changes in the Company’s internal control over financial reporting during the three months ended September 26, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During the three months ended September 26, 2014 and September 27, 2013, we had two customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 33% and 50% of our total revenues, respectively, during the period. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price.

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

Natural disasters, including the recent flooding in Thailand, epidemics, acts of terrorism and other political and economic developments could harm our business, financial condition, and operating results.

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

Also, we have significant exposure to changes in the exchange rate between the RMB and the U.S. dollar. The expenses of our PRC subsidiary are denominated in RMB. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of September 26, 2014, the U.S. dollar had appreciated approximately 2.8% against the RMB since September 28, 2012. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill to location of customers outside of North America accounted for 51.9% and 54.1% of our total revenues for the three months ended September 26, 2014 and September 27, 2013, respectively. We expect that total revenues from the bill to location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further expose us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

We rely upon the capacity, reliability and security of our information technology hardware and software infrastructure. For instance, we use a combination of standard and customized software platforms to manage, record, and report all aspects of our operations and, in many instances, enable our customers to remotely access certain areas of our databases to monitor yields, inventory positions, work-in-progress status and vendor quality data. We are constantly expanding and updating our information technology infrastructure in response to our changing needs. Any failure to manage, expand and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (NYSE), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. We were not able to assert in our Annual Report on Form 10-K that our internal control over financial reporting was effective as of June 27, 2014 because of a material weakness with respect to revenue recognition related to certain volume supply agreements as described in Part I, Item 4 of this Quarterly Report on Form 10-Q, and we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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

As of September 26, 2014, Mr. Mitchell, our chief executive officer and chairman of the board of directors, beneficially owned approximately 5.0% of our outstanding ordinary shares. Accordingly, he has significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. The interests of these shareholders may differ from the interests of our other shareholders.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2014.

FABRINET

By:	/s/ TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.1	First Amendment (the “Amendment”) to Credit Agreement, effective as of September 25, 2014, by and among Fabrinet, the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as administrative agent

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.