Form 10-Q
period 2014-12-26
Fabrinet
filed 2015-02-03
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 26, 2014

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

As of January 23, 2015, the registrant had 35,400,195 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED DECEMBER 26, 2014

		Page No.
PART I. FINANCIAL INFORMATION		3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Balance Sheets as of December 26, 2014 and June 27, 2014	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 26, 2014 and December 27, 2013	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 26, 2014 and December 27, 2013	5

	Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION		37

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6.	Exhibits	51

	Signature	52

	Exhibit Index	53

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	December 26, 2014	June 27, 2014
Assets
Current assets
Cash and cash equivalents	$111,971	$233,477
Marketable securities	141,299	—
Trade accounts receivable, net	104,096	101,168
Inventory, net	127,804	124,570
Deferred tax assets	1,557	1,561
Prepaid expenses	1,366	1,691
Other current assets	2,356	2,010

Total current assets	490,449	464,477

Non-current assets
Property, plant and equipment, net	106,498	97,244
Intangibles, net	52	72
Deferred tax assets	1,690	1,775
Deferred debt issuance costs	2,507	989

Total non-current assets	110,747	100,080

Total assets	$601,196	$564,557

Liabilities and Shareholders’ Equity
Current liabilities
Long-term loans from bank, current portion	$6,000	$6,000
Trade accounts payable	98,651	94,853
Equipment-related payables	10,919	1,130
Income tax payable	1,410	1,024
Accrued payroll, bonus and related expenses	7,619	8,612
Accrued expenses	7,521	4,345
Other payables	4,461	4,665

Total current liabilities	136,581	120,629

Non-current liabilities
Long-term loans from bank, non-current portion	7,500	10,500
Deferred tax liability	867	1,040
Severance liabilities	4,771	4,453
Other non-current liabilities	1,446	1,099

Total non-current liabilities	14,584	17,092

Total liabilities	151,165	137,721

Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of December 26, 2014 and June 27, 2014)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 35,371,886 shares and 35,152,772 shares issued and outstanding as of December 26, 2014 and June 27, 2014, respectively)	354	352
Additional paid-in capital	84,799	80,882
Retained earnings	365,364	345,602
Accumulated other comprehensive loss	(486)	—

Total shareholders’ equity	450,031	426,836

Total Liabilities and Shareholders’ Equity	$601,196	$564,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands of U.S. dollars, except share data)
	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Revenues	$188,353	$178,562	$377,678	$350,113
Cost of revenues	(167,292)	(158,032)	(336,111)	(310,938)

Gross profit	21,061	20,530	41,567	39,175
Selling, general and administrative expenses	(10,314)	(6,913)	(19,051)	(13,607)
Expenses related to reduction in workforce	(1,153)	—	(1,153)	—
Income related to flooding	—	—	—	6,597

Operating income	9,594	13,617	21,363	32,165
Interest income	324	338	698	702
Interest expense	(117)	(188)	(250)	(394)
Foreign exchange gain (loss), net	83	(788)	(23)	300
Other (expense) income	(134)	187	(31)	371

Income before income taxes	9,750	13,166	21,757	33,144
Income tax (expense) benefit	(1,024)	1,373	(1,995)	592

Net income	8,726	14,539	19,762	33,736

Other comprehensive loss, before tax:
Change in fair value of marketable securities	(493)	—	(493)	—
Less: Reclassification adjustment for net loss realized and included in net income	7	—	7	—

Total change in unrealized loss on marketable securities, before tax	(486)	—	(486)	—
Income tax expense related to items of other comprehensive income	—	—	—	—

Total other comprehensive loss, net of tax	(486)	—	(486)	—

Net comprehensive income	$8,240	$14,539	$19,276	$33,736

Earnings per share
Basic	$0.25	$0.42	$0.56	$0.97
Diluted	$0.24	$0.41	$0.55	$0.95
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	35,349	34,882	35,289	34,778
Diluted	35,917	35,583	35,752	35,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(in thousands of U.S. dollars)	December 26, 2014	December 27, 2013
Cash flows from operating activities
Net income for the period	$19,762	$33,736
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5,907	5,030
Amortization of intangibles	42	51
Gain on disposal of property, plant and equipment	(46)	(1)
Amortization of investment premium	298	—
Amortization of deferred debt issuance costs	228	—
Income related to flooding	—	(6,597)
Proceeds from insurers for inventory losses related to flooding	—	6,597
Reversal of allowance for doubtful accounts	(3)	(53)
Unrealized (gain) loss on exchange rate and fair value of derivative and available-for-sale securities	(109)	681
Share-based compensation	3,797	3,060
Deferred income tax	(84)	188
Other non-cash expenses	665	232
Reversal of uncertain tax positions	—	(1,538)
Inventory obsolescence	317	104
Changes in operating assets and liabilities
Trade accounts receivable	(2,925)	(3,244)
Inventory	(3,551)	(7,856)
Other current assets and non-current assets	(21)	171
Trade accounts payable	3,798	10,886
Income tax payable	386	232
Other current liabilities and non-current liabilities	2,140	1,099
Liabilities to third parties due to flood losses	—	(5,974)

Net cash provided by operating activities	30,601	36,804

Cash flows from investing activities
Purchase of available-for-sale securities	(143,684)	—
Proceeds from maturities of available-for-sale securities	543	—
Proceeds from sales of available-for-sale securities	1,056	—
Purchase of property, plant and equipment	(5,372)	(4,198)
Purchase of intangibles	(22)	—
Proceeds from disposal of property, plant and equipment	46	1

Net cash used in investing activities	(147,433)	(4,197)

Cash flows from financing activities
Payment of debt issuance costs	(1,746)	—
Repayment of long-term loans from bank	(3,000)	(4,834)
Proceeds from issuance of ordinary shares under employee share option plans	415	3,531
Withholding tax related to net share settlement of restricted share units	(293)	(162)

Net cash used in financing activities	(4,624)	(1,465)

Net (decrease) increase in cash and cash equivalents	(121,456)	31,142

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	233,477	149,716
(Decrease) increase in cash and cash equivalents	(121,456)	31,142
Effect of exchange rate on cash and cash equivalents	(50)	(800)

Cash and cash equivalents at end of period	$111,971	$180,058

Non-cash investing and financing activities
Equipment-related payables	$10,919	$2,825

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

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended December 26, 2014 and December 27, 2013 each consisted of 13 weeks. The six months ended December 26, 2014 and December 27, 2013 each consisted of 26 weeks. Fiscal year 2015 will be comprised of 52 weeks and will end on June 26, 2015.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, marketable securities, derivatives and accounts receivable.

Cash, cash equivalents and marketable securities are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate its credit risks by spreading such risks across multiple counterparties and monitoring the risk profiles of these counterparties. The Company limits its investments in marketable securities to securities with a maturity not in excess of three years, and all marketable securities that the Company invests in are rated A1, P-1, F1, or better.

The Company performs ongoing credit evaluations for credit worthiness of its customers and usually does not require collateral from its customers. Management has implemented a program to closely monitor near term cash collection and credit exposures to mitigate any material losses.

Revenue recognition

Certain customers may request the Company to store finished products on their behalf. In these situations revenue is only recognized when the goods are completed and ready for shipment, and title and risk of loss have passed to the customer. The Company receives a written request from the customer asking the Company to hold the inventory at the Company warehouse, and the ordered goods are segregated in the Company warehouse from other inventory and cannot be used to fulfill other customer orders.

New Accounting Pronouncements – not yet adopted by the Company

In January 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement presentation by Eliminating the Concept of Extraordinary Items”. The objective of this amendments are to reduce the complexity of extraordinary items concept by the concept of extraordinary items, subtopic 225-20. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. The criteria that must both be met for extraordinary classification: (a) unusual nature with high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to the ordinary and typical activities of the entity; and (b) infrequency of occurrence of the event which should not reasonably be expected to recur in the foreseeable future. This amendments are effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect that the adoption of this update will have an effect on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments require management to evaluate, for each annual and interim reporting period, an entity’s ability to continue as a going concern when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations that become due within one year after the date that the financial statements are issued (or available to be issued). This ASU is effective for annual periods and interim reporting periods beginning after December 15, 2016. The Company does not expect that the adoption of this update will have an effect on its consolidated financial statements.

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

	Three Months Ended		Six Months Ended
(amount in thousands except per share amounts)	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013

Net income attributable to shareholders	$8,726	$14,539	$19,762	$33,736

Weighted average number of ordinary shares outstanding (thousands of shares)	35,349	34,882	35,289	34,778
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	568	701	463	583

Weighted average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	35,917	35,583	35,752	35,361

Basic earnings per ordinary share	$0.25	$0.42	$0.56	$0.97
Diluted earnings per ordinary share	$0.24	$0.41	$0.55	$0.95

Outstanding share options excluded in the computation of diluted earnings per ordinary share (1)			71,580	45,703

(1)	These share options were not included in the computation of diluted earnings per ordinary share for three and six months ended December 26, 2014 and December 27, 2013, respectively, because the exercise price of the options was greater than the average market price of the underlying shares.

4.	Cash, cash equivalents and marketable securities

The Company’s cash, cash equivalents, and available-for-sale securities can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities

As of December 26, 2014
Cash	$—	$—	$98,626	$—
Cash equivalents	13,351	(6)	13,345	—
Corporate bonds and commercial papers	120,604	(418)	—	120,186
U.S. agency and U.S. treasury securities	17,230	(60)	—	17,170
Sovereign and municipal securities	3,945	(2)	—	3,943

Total	$155,130	$(486)	$111,971	$141,299

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities

As of June 27, 2014
Cash	$—	$—	$214,283	$—
Cash equivalents	—	—	19,194	—

Total	$—	$—	$233,477	$—

All highly liquid investments with original maturities of three months or less at the date of purchase are classified as cash equivalents. The Company’s marketable securities investments have been classified and accounted for as available-for-sale. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s marketable securities generally range from three months to three years.

The following table summarizes the cost and estimated fair value of fixed income securities classified as available-for-sale securities based on stated effective maturities as of December 26, 2014:

(amount in thousands)	Carrying Cost	Fair value
Due within one year	$48,784	$48,730
Due between one to three years	92,995	92,569

Total	$141,779	$141,299

The Company’s investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive income, net of tax, in the Company’s condensed consolidated balance sheets. Changes in the fair value of available-for-sale securities impact the Company’s net income only when such securities are sold or other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. During the three and six months ended December 26, 2014, the net realized loss recognized by the Company was $0.01 million and $0.01 million, respectively.

The Company reviews its available-for-sale securities on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issue and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company will write down these investments to fair value.

As of December 26, 2014, the Company considered the declines in market value of its available-for-sale securities investment portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the three and six months ended December 26, 2014.

As of December 26, 2014, cash, cash equivalents, and marketable securities include bank deposits of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement and comply with covenants. Under the terms and conditions of the Facility Agreement, the Company shall maintain cash, cash equivalents and/or marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. As discussed in Note 9, the Company must comply with this covenant from and after the effective date of the Facility Agreement.

5.	Fair value of financial instruments

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

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of December 26, 2014
Assets
Cash equivalents	$—	$13,345		$—	$13,345
Corporate bonds and commercial papers	—	120,186		—	120,186
U.S. agency and U.S. treasury securities	—	17,170		—	17,170
Sovereign and municipal securities	—	3,943		—	3,943
Derivative assets	—	21	(1)	—	21

Total	$—	$154,665		$—	$154,665

Liabilities
Derivative liabilities	$—	$75	(2)	$—	$75

Total	$—	$75		$—	$75

(1)	Foreign currency options with notional amount of $11.0 million.
(2)	Foreign currency options with notional amount of $19.0 million and forward contracts with notional amount of Canadian dollars 1.4 million.

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 27, 2014
Assets
Cash equivalents	$—	$19,194		$—	$19,194
Derivative assets	—	135	(3)	—	135

Total	$—	$19,329		$—	$19,329

Liabilities
Derivative liabilities	$—	$1	(4)	$—	$1

Total	$—	$1		$—	$1

(3)	Foreign currency options with notional amount of $15.0 million.
(4)	Foreign currency forward contracts with notional amount of Canadian dollars 0.9 million.

Derivative Financial Instruments

The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change. The Company has not designated such foreign currency contracts as hedging instruments under the accounting standard for derivatives and hedging. The forward exchange contracts and option contracts outstanding as of December 26, 2014 and June 27, 2014 had a maturity in one to six months duration. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard.

The derivative assets and liabilities are classified in other current assets and accrued expenses, respectively, on the condensed consolidated balance sheets. The change in the fair value of the derivatives is recorded in foreign exchange gain (loss) on the condensed consolidated statements of operations and comprehensive income.

6.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts were as follows:

	Six Months Ended
(amount in thousands)	December 26, 2014	December 27, 2013

Balance, beginning of period	$37	$109
Credited to Income	(3)	(53)

Balance, end of period	$34	$56

7.	Inventory

(amount in thousands)	As of December 26, 2014	As of June 27, 2014

Raw materials	$49,514	$40,885
Work in progress	58,312	56,376
Finished goods	17,990	22,970
Goods in transit	4,865	6,899

	130,681	127,130
Less: Inventory obsolescence	(2,877)	(2,560)

Inventory, net	$127,804	$124,570

8.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net

As of December 26, 2014
Software	$3,480	$(3,428)	$52

Total intangibles	$3,480	$(3,428)	$52

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net

As of June 27, 2014
Software	$3,458	$(3,386)	$72

Total intangibles	$3,458	$(3,386)	$72

The Company recorded amortization expense relating to intangibles of $0.02 million and $0.02 million for the three months ended December 26, 2014 and December 27, 2013, respectively, and $0.04 million and $0.05 million for the six months ended December 26, 2014 and December 27, 2013, respectively.

Based on the carrying amount of intangibles as of December 26, 2014, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in June is as follows:

(amount in thousands)
2015	$26
2016	10
2017	6
2018	5
2019	4
Thereafter	1

Total	$52

9.	Borrowings

Bank borrowing and long-term debt was comprised of the following:

(amount in thousands)
Rate (1)	Conditions	Term	As of December 26, 2014	As of June 27, 2014

LIBOR + 2.8% per annum	Repayable in quarterly installments within 6 years	June 2012 – March 2017	$13,500	$16,500
Less: Current portion			(6,000)	(6,000)

Non-current portion			$7,500	$10,500

(1)	LIBOR is London Interbank Offered Rate.

On April 25, 2014, a subsidiary entered into an amendment to the bank borrowing agreement. Under the amendment of the contract, the long-term loan is secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral as of December 26, 2014 and June 27, 2014 was $51.1 million and $52.3 million, respectively. This subsidiary is also required to comply with the maximum ratios of debt to equity and minimum levels of debt service coverage ratios and Fabrinet must maintain effective shareholding ratio. The carrying amounts of bank borrowings approximate their fair value.

As of December 26, 2014 and June 27, 2014, the Company was in compliance with its long-term bank borrowing agreement. In addition to financial ratios, certain of the Company’s credit facilities include customary events of default.

The movements of long-term loans were as follows for the six months ended December 26, 2014 and December 27, 2013:

	Six Months Ended
(amount in thousands)	December 26, 2014	December 27, 2013

Opening net book amount	$16,500	$28,911
Repayment during the period	(3,000)	(4,834)

Closing net book amount	$13,500	$24,077

As of December 26, 2014, future maturities of long-term debt were as follows at the end of each fiscal year below:

(amount in thousands)
2015	$3,000
2016	6,000
2017	4,500

Total	$13,500

Credit facilities:

Fabrinet entered into a syndicated senior credit facility agreement (the “Facility Agreement”) with a consortium of banks on May 22, 2014. The Facility Agreement, led by Bank of America, provides for a $200.0 million credit line, comprised of a $150.0 million revolving loan facility and a $50.0 million delayed draw term loan facility. The revolving loan facility contains an accordion feature permitting Fabrinet to request an increase in the facility up to $100.0 million subject to customary terms and conditions and provided that no default or event of default exists at the time of request. The revolving loan facility terminates and all amounts outstanding are due and payable in full on May 22, 2019. The principal amount of any drawn term loans must be repaid according to the scheduled quarterly amortization payments, with final payment of all amounts outstanding, plus accrued interest, being due May 22, 2019. As of December 26, 2014, no amounts were outstanding under the Facility Agreement.

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

Fabrinet’s obligations under the Facility Agreement are guaranteed by certain of its existing and future direct material subsidiaries. In addition, the Facility Agreement is secured by Fabrinet’s present and future accounts receivable, deposit accounts and cash, and a pledge of the capital stock of certain of Fabrinet’s direct subsidiaries. Fabrinet is required to maintain at least $40.0 million of cash, cash equivalents, and marketable securities at financial institutions located in the United States. Further, Fabrinet is required to maintain any of its deposits accounts or securities accounts with balances in excess of $10.0 million in a jurisdiction where a control agreement, or the equivalent under the local law, can be effected. The Facility Agreement contains customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (i) a minimum tangible net worth of not less than $200.0 million plus 50% of quarterly net income, exclusive of quarterly losses; (ii) a minimum debt service coverage ratio of not less than 1.50:1.00; (iii) a maximum senior leverage ratio of not more than 2.50:1.00; and (iv) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of December 26, 2014, the Company was in compliance with all covenants under the Facility Agreement.

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

Undrawn available credit facilities as of December 26, 2014 and June 27, 2014 were as follows:

(amount in thousands)	December 26, 2014	June 27, 2014
Short-term	$1,520	$1,539
Long-term	$200,000	$—

10.	Income taxes

As of December 26, 2014 and June 27, 2014, the liability for uncertain tax positions including accrued interest and penalties was $1.2 million and $0.9 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.

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

The effective tax rate for the Company for the three months ended December 26, 2014 and December 27, 2013 was 10.5% and (10.4)% of net income, respectively. The increase in the effective tax rate for the three months ended December 26, 2014 was primarily due to the reversal of liabilities for uncertain tax positions, including accrued interest of $1.5 million in the three months ended December 27, 2013 and an increase in deferred tax assets of $0.6 million from the increase in the income tax rate of the Company’s subsidiary in China from 15% in the three months ended December 27, 2013 to 25% in the three months ended December 26, 2014 due to the expiration of a tax privilege.

The effective tax rate for the Company for the six months ended December 26, 2014 and December 27, 2013 was 9.2% and (1.8)% of net income, respectively. The increase in the effective tax rate for the six months ended December 26, 2014 was primarily due to the reversal of liabilities for uncertain tax positions, including accrued interest of $1.5 million in the six months ended December 27, 2013 and an increase in deferred tax assets of $0.6 million from the increase in the income tax rate of the Company’s subsidiary in China from 15% in the six months ended December 27, 2013 to 25% in the six months ended December 26, 2014 due to the expiration of a tax privilege, as well as the fact that the Company had lower net income during the six months ended December 26, 2014 from income related to flooding of $6.6 million which was recognized during the six months ended December 27, 2013 that was not subject to income tax.

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

The effect of recording share-based compensation expense for the three and six months ended December 26, 2014 and December 27, 2013 was as follows:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013

Share-based compensation expense by type of award:
Share options	$71	$240	$191	$538
Restricted share units	1,859	1,257	3,606	2,522

Total share-based compensation expense	1,930	1,497	3,797	3,060
Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$1,930	$1,497	$3,797	$3,060

Share-based compensation expense was recorded in the condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013

Cost of revenue	$360	$291	$728	$598
Selling, general and administrative expense	1,570	1,206	3,069	2,462

Total share-based compensation expense	$1,930	$1,497	$3,797	$3,060

The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and six months ended December 26, 2014 and December 27, 2013.

Share-based award activity

Share options have been granted to directors and employees. As of December 26, 2014, there were 11,865 share options outstanding under Fabrinet’s Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

As of December 26, 2014, there were an aggregate of 820,023 share options outstanding, 1,097,604 restricted share units outstanding, and 3,008,074 ordinary shares available for future grant under Fabrinet’s 2010 Performance Incentive Plan (the “2010 Plan”). The 1999 Plan and 2010 Plan are collectively referred to as the “Share Option Plans”.

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

The following summarizes share option activity:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 27, 2014	865,890		$16.27
Granted	—		—	—
Exercised	(26,677)		$15.58
Forfeited	(3,521)		$16.93
Expired	(3,804)		$19.47

Balance as of December 26, 2014	831,888	743,800	$16.27

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 28, 2013	1,277,311		$15.37
Granted	—		—	—
Exercised	(276,711)		$12.78
Forfeited	(6,520)		$16.35
Expired	(25,312)		$16.71

Balance as of December 27, 2013	968,768	609,385	$16.07

The following summarizes information for share options outstanding as of December 26, 2014 under the Share Option Plans:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (amount in thousands)

	2,100	$5.00	0.13
	1,400	$5.25	0.36
	8,365	$5.75	1.69
	8,368	$13.77	2.66
	424,619	$16.83	2.80
	30,000	$15.05	2.86
	26,781	$25.50	3.05
	7,400	$26.16	3.11
	9,089	$23.62	3.36
	89,674	$15.16	3.64
	193,521	$14.12	3.87
	22,760	$19.36	4.12
	5,550	$18.60	4.18
	2,261	$12.83	4.37

Options outstanding	831,888		3.19	$1,481

Options exercisable	743,800		3.11	$1,233

As of December 26, 2014, there was $0.1 million of unrecognized compensation expense related to share options under the Share Option Plans that is expected to be recognized over a weighted-average period of 0.82 years.

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

The following summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares		Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Balance as of June 27, 2014	762,295		$14.23
Granted	557,798		$17.62	$17.62
Issued	(209,119	)(1)	$17.72
Forfeited	(13,370)		$15.68

Balance as of December 26, 2014	1,097,604		$16.03

(1)	Included 283 shares vested on December 23, 2014, but not settled as of December 26, 2014.

	Number of Shares		Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value

Balance as of June 28, 2013	545,668		$12.81
Granted	434,018		$15.01	$15.01
Issued	(133,311	)(2)	$12.73
Forfeited	(6,945)		$14.10

Balance as of December 27, 2013	839,430		$13.95

(2)	Included 566 shares vested on December 1, 2013, but not settled as of December 27, 2013.

As of December 26, 2014, there was $10.8 million of unrecognized share-based compensation expense related to restricted share units under the 2010 Plan that is expected to be recorded over a weighted-average period of 3.12 years.

For the six months ended December 26, 2014 and December 27, 2013, the Company withheld an aggregate of 16,399 shares and 10,242 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the six months ended December 26, 2014 and December 27, 2013, the Company then remitted cash of $0.3 million and $0.2 million, respectively, to the appropriate taxing authorities, and presented it in a financing activity within the condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

12.	Shareholders’ equity

Share capital

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the six months ended December 26, 2014, Fabrinet issued 26,677 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $15.58 per share, and 192,437 ordinary shares upon the vesting of restricted share units, net of shares withheld.

For the six months ended December 27, 2013, Fabrinet issued 276,711 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $12.78 per share, and 122,503 ordinary shares upon the vesting of restricted share units, net of shares withheld.

All such issued shares are fully paid.

13.	Accumulated other comprehensive loss

The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized losses on available-for-sale securities. For the six months ended December 26, 2014, the changes in accumulated other comprehensive loss, net of tax were as follows:

(amount in thousands)	Unrealized losses on available- for-sale securities

Balance as of June 27, 2014	$—
Other comprehensive loss before reclassification adjustment	(493)
Less: Reclassification adjustment for net loss realized and included in net income	7

Net current-period other comprehensive loss	$(486)

Balance as of December 26, 2014	$(486)

14.	Commitments and contingencies

Bank guarantees

As of December 26, 2014 and June 27, 2014, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $0.8 million and $0.3 million, respectively.

Operating lease commitments

The Company leases a portion of its capital equipment and certain land and buildings for its facilities in China and New Jersey under operating lease arrangements that expire in various calendar years through 2020. Rental expense under these operating leases amounted to $0.5 million and $0.4 million for the six months ended December 26, 2014 and December 27, 2013, respectively.

As of December 26, 2014, the future minimum lease payments due under non-cancelable leases are as follows at the end of each fiscal year below:

(amount in thousands)
2015	$496
2016	947
2017	931
2018	931
2019	442
Thereafter	279

Total minimum operating lease payments	$4,026

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

As of December 26, 2014, the Company had an outstanding commitment to third parties of $5.9 million.

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

15.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of December 26, 2014 and December 27, 2013, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
North America	$93,658	$84,354	$184,701	$163,151
Asia-Pacific	70,914	59,697	148,716	117,693
Europe	23,781	34,511	44,261	69,269

	$188,353	$178,562	$377,678	$350,113

As of December 26, 2014 and December 27, 2013, the Company had approximately $0.3 million and $0.3 million of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

Significant customers

The Company had two customers that each contributed to 10% or more of its total account receivable as of December 26, 2014 and June 27, 2014, respectively.

16.	Income related to flooding

The Company suspended production at all of its manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 due to severe flooding in Thailand. The Company never resumed, and has permanently ceased, production at its Chokchai facility. The Company submitted claims for losses to its insurance companies, all of which have been settled as of the end of fiscal year 2014.

In the three months ended December 27, 2013, the Company did not recognize any income related to flooding. In the six months ended December 27, 2013, the Company received from its insurers an interim payment of $6.6 million against its claim for owned and customer-owned inventory losses, which the Company recognized as income related to flooding.

During the six months ended December 27, 2013, the Company fulfilled its obligations to a customer in accordance with a settlement agreement entered into during the third quarter of fiscal 2013 by making a final cash payment to such customer of $3.7 million and by transferring equipment, with an aggregate value of $2.3 million, to such customer. Also, the Company fulfilled its obligations to a customer’s insurers in accordance with a settlement agreement entered into during the fourth quarter of fiscal 2013 by making a final payment of $2.2 million. The Company also entered into other flood-related settlements of $0.1 million during the six months ended December 27, 2013.

17.	Expenses related to reduction in workforce

As part of the Company’s ongoing efforts to achieve greater efficiencies in all areas of its business, during the six months ended December 26, 2014, the Company implemented a reduction in workforce and incurred expenses of approximately $1.2 million, which represented severance and benefits costs incurred for the termination of approximately 100 employees in accordance with contractual obligations and local regulations.

18.	Revenue recognition error related to finished goods awaiting shipment to customers under certain volume supply agreements with customers

As disclosed, the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2014, the Company determined that certain finished goods sales recognized in each of the first three quarterly reporting periods in the fiscal year ended June 27, 2014 did not qualify for revenue recognition in the period in which they were recorded. The Company evaluated the impact of the errors and determined that the errors did not have a material impact to the consolidated financial statements for the fiscal year ended June 27, 2014, or the interim consolidated financial statements for each of the quarters within fiscal 2014. Accordingly, the Company has not made any adjustments to the unaudited condensed consolidated financial statements for the three and six months ended December 27, 2013.

Had adjustments been made in the three and six months ended December 27, 2013, to reflect revenues and cost of revenues that were inappropriately recorded, revenues, cost of revenues, and net income for the three months ended December 27, 2013, would have been $6.4 million, $5.7 million, and $0.6 million lower, respectively, and for the six months ended December 27, 2013, would have been $3.6 million, $3.3 million, and $0.4 million lower, respectively.

19.	Subsequent events

New subsidiaries

On January 6, 2015 the Company incorporated Fabrilink SEZC, a 100% wholly owned subsidiary, in the Cayman Islands. On January 16, 2015, the Company incorporated Fabrinet West, Inc. and Fabritek, Inc., 100% wholly owned subsidiaries, in California, United States.

Lease commitment

On January 26, 2015, the Company entered into a commercial lease agreement for a period of five years for office space of approximately 1,730 square feet at Cayman Enterprise City, HSBC House, 68 West Bay Road, Grand Cayman KY1-1003, Cayman Islands. Monthly service fee of the premises is $14,475 per month.

Capital expenditure commitment

On January 20, 2015, the Company entered into a building remodel project contract for a facility in Thailand of approximately $3.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our expectation that the portion of our future revenues attributable to customers in regions outside of North America will decrease compared to the portion of those revenues for the six months ended December 26, 2014;

•	our expectation that we will incur significant incremental costs of revenue as a result of our continued diversification into the industrial lasers and sensors markets and other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2015 selling, general and administrative (SG&A) expenses will increase on an absolute dollar basis and remain flat as a percentage of revenue compared to fiscal 2014;

•	our expectation that, in addition to incremental costs associated with growing our business generally, we will incur additional SG&A expenses as a result of our plan to expand our business in the United States;

•	our expectation that our employee costs will increase in Thailand and the PRC;

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.

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

Impact of the Findings of the Investigation on the Financial Statements and Internal Control

Based on an analysis prepared by the Company, it was determined that the potential exposure relating to the control deficiencies identified during the investigation was not material to our consolidated financial statements for the fiscal year 2014. Further, the Company assessed these control deficiencies to be significant deficiencies rather than material weaknesses on the basis that there was no executive officer involvement in the violations, the potential misstatements were not material to the consolidated financial statements and the Audit Committee was actively involved in the investigation.

Consignment Revenue Recognition

Subsequent to completion of the Audit Committee’s investigation, the Company evaluated its accounting practices surrounding consignment inventory and consignment revenue. Based on that evaluation, the Company determined that for certain volume supply agreements with our customers not all of the revenue recognition criteria prescribed by U.S. GAAP and Staff Accounting Bulletin No. 104 had been met at the time revenue was recorded. Specifically, the Company misapplied the guidance when assessing the terms of these agreements with respect to when title and risk of loss transfers to our customers. As a result, the Company determined that certain sales previously recognized did not qualify for revenue recognition in the periods in which they were recognized. The Company has evaluated the impact of the errors on both a quantitative and qualitative basis under the guidance of ASC 250 – Accounting Changes and Error Corrections and determined that the errors did not have a material impact to the previously issued consolidated financial statements. The Company has assessed the control implications and concluded that the deficiency constituted a material weakness in internal control over financial reporting (refer to Part I, Item 4 for additional information).

Had adjustments in the prior period been made to reflect revenues that were inappropriately recorded in the three and six months ended December 27, 2013, revenues for the three and six months ended December 27, 2013 would have been $6.4 million and $3.6 million lower, respectively.

During the three months ended December 26, 2014, we amended certain volume supply agreements such that under certain conditions the Company recognizes revenue upon product being delivered to our warehouse. We refer to such revenue as “consignment revenue.” Specifically, we recognize consignment revenue when the goods are completed, ready for shipment, and title and risk of loss have passed to the customer. As a result, in the three months ended December 26, 2014, we recorded revenue of $ 8.0 million with $0.8 million gross profit from these amended volume supply agreements.

Thailand Flooding

We suspended production at all of our manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 due to severe flooding in Thailand. We never resumed, and have permanently ceased, production at our Chokchai facility. We submitted claims for losses to our insurance companies, all of which have been settled as of fiscal year 2014.

In the three months ended December 27, 2013, we did not recognize any income related to flooding. In the six months ended December 27, 2013, we received from our insurers an interim payment of $6.6 million against our claim for owned and customer-owned inventory losses, which we recognized as income related to flooding.

During the six months ended December 27, 2013, we fulfilled our obligations to a customer in accordance with the settlement agreement entered into during the third quarter of fiscal 2013 by making a final cash payment to such customer of $3.7 million and by transferring equipment, with an aggregate value of $2.3 million, to such customer. Also, we fulfilled our obligations to a customer’s insurers in accordance with the settlement agreement entered into during the fourth quarter of fiscal 2013 by making a final payment of $2.2 million. We also entered into other flood-related settlements of $0.1 million during the six months ended December 27, 2013.

Revenues

Our total revenues increased by $9.8 million, or 5.5%, to $188.4 million for the three months ended December 26, 2014, compared with $178.6 million for the three months ended December 27, 2013. Our total revenues increased by $27.6 million, or 7.9%, to $377.7 million for the six months ended December 26, 2014, compared with $350.1 million for the six months ended December 27, 2013. The increase was primarily due to an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the six months ended December 26, 2014.

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

The percentage of our revenues generated from bill-to location outside of North America decreased from 52.7% in the three months ended December 27, 2013 to 50.3% in the three months ended December 26, 2014 and from 53.4% in the six months ended December 27, 2013 to 51.1% in the six months ended December 26, 2014, primarily because of a decrease in sales volume of our customers in those regions. We expect that the portion of our future revenues attributable to customers in regions outside North America will decrease as compared with the first half of fiscal year 2015.

The following table presents percentages of total revenues by geographic regions:

	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
North America	49.7%	47.3%	48.9%	46.6%
Asia-Pacific	37.7	33.4	39.4	33.6
Europe	12.6	19.3	11.7	19.8

	100.0%	100.0%	100.0%	100.0%

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

During the three and six months ended December 26, 2014, discretionary merit-based bonus awards were made to our non-executive employees. Charges included in cost of revenues for bonus distributions to non-executive employees were $0.6 million and $0.5 million for the three months ended December 26, 2014 and December 27, 2013, respectively, and $1.2 million and $1.1 million for the six months ended December 26, 2014 and December 27, 2013, respectively.

Share-based compensation expense included in cost of revenues was $0.4 million and $0.3 million for the three months ended December 26, 2014 and December 27, 2013, respectively, and $0.7 million and $0.6 million for the six months ended December 26, 2014 and December 27, 2013, respectively.

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

The compensation committee of our board of directors approved a fiscal year 2015 executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP earnings per share targets for our fiscal year ending June 26, 2015, as well as qualitative objectives, based on achieving individual performance goals. Bonuses under our fiscal year 2015 executive incentive plan are payable after the end of fiscal year 2015. In fiscal year 2014, the compensation committee approved a fiscal year 2014 executive incentive plan with quantitative objectives, based on achieving certain revenue and gross margin percentage targets for our fiscal year ended June 27, 2014, as well as qualitative objectives, based on achieving individual performance goals. In the three months ended December 26, 2014, the compensation committee awarded bonuses to our executive employees for Company and individual achievements of performance under our fiscal 2014 executive incentive plan. Discretionary merit-based bonus awards were also available to our non-executive employees and were payable as of December 26, 2014.

Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $0.6 million and $1.0 million for the three months ended December 26, 2014 and December 27, 2013, respectively, and $1.2 million and $1.7 million for the six months ended December 26, 2014 and December 27, 2013, respectively.

Share-based compensation expense included in SG&A expenses was $1.6 million and $1.2 million for the three months ended December 26, 2014 and December 27, 2013, respectively, and $3.1 million and $2.5 million for the six months ended December 26, 2014 and December 27, 2013, respectively.

In addition to our incremental costs associated with growing our business generally, we expect to incur additional SG&A expenses as a result of our plan to expand our business in the United States.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of March 30, 2012, we had drawn down the entire $30.0 million available under the term loan facility. Borrowings and interest under the term loan have been scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of December 26, 2014, we had outstanding borrowings under the term loan facility of $13.5 million. Under the terms of the cross currency swap arrangement amounts drawn in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month London Interbank Offered Rate (LIBOR) plus 2.8% per annum.

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

We had foreign currency assets and liabilities in Thai baht and RMB as follows:

	As of December 26, 2014			As of June 27, 2014
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%

Assets
Thai baht	443,087	$13,472	56.2	1,536,887	$47,318	79.6
RMB	64,272	10,504	43.8	74,813	12,156	20.4

Total		$23,976	100.0		$59,474	100.0

Liabilities
Thai baht	830,098	$25,239	84.3	735,490	$22,644	81.1
RMB	25,181	4,709	15.7	32,512	5,283	18.9

Total		$29,948	100.0		$27,927	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of December 26, 2014 and June 27, 2014, there were $30.0 million and $15.0 million in put option contracts outstanding on the Thai baht payables, respectively.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of December 26, 2014 and June 27, 2014, we did not have any selling RMB to U.S. dollar forward or put option contracts.

As of December 26, 2014 and June 27, 2014, unrealized loss from the fair market value of derivatives and unrealized gain from the fair market value of derivatives amounted to $(0.1) million and $0.1 million, respectively.

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

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5 and from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. Additionally, in December 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result of the announcement, corporate income tax rates for our Thai subsidiary were reduced from 30% in fiscal year 2012 to 23% in fiscal year 2013, and 20% in fiscal year 2014 and fiscal year 2015. In November 2014, the Thailand Revenue Department announced an extension of the 20% corporate income tax rate at 20% for another year to fiscal year 2016.

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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 27, 2014. During the second quarter of fiscal year 2015, we invested in marketable securities. The accounting policy is disclosed in Note 4 of our unaudited condensed consolidated financial statements.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

(amount in thousands)	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013

Revenues	$188,353	$178,562	$377,678	$350,113
Cost of revenues	(167,292)	(158,032)	(336,111)	(310,938)

Gross profit	21,061	20,530	41,567	39,175
Selling, general and administrative expenses	(10,314)	(6,913)	(19,051)	(13,607)
Expenses related to reduction in workforce	(1,153)	—	(1,153)	—
Income related to flooding, net	—	—	—	6,597

Operating income	9,594	13,617	21,363	32,165
Interest income	324	338	698	702
Interest expense	(117)	(188)	(250)	(394)
Foreign exchange gain (loss), net	83	(788)	(23)	300
Other (expense) income	(134)	187	(31)	371

Income before income taxes	9,750	13,166	21,757	33,144
Income tax (expense) benefit	(1,024)	1,373	(1,995)	592

Net income	8,726	14,539	19,762	33,736
Other comprehensive loss	(486)	—	(486)	—

Net comprehensive income	$8,240	$14,539	$19,276	$33,736

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(88.8)	(88.5)	(89.0)	(88.8)

Gross profit	11.2	11.5	11.0	11.2
Selling, general and administrative expenses	(5.5)	(3.9)	(5.1)	(3.9)
Expenses related to reduction in workforce	(0.6)	—	(0.3)	—
Income related to flooding, net	—	—	—	1.9

Operating income	5.1	7.6	5.6	9.2
Interest income	0.2	0.2	0.2	0.2
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Foreign exchange gain (loss), net	0.0	(0.4)	(0.0)	0.1
Other (expense) income	(0.1)	0.1	(0.0)	0.1

Income before income taxes	5.1	7.4	5.7	9.5
Income tax (expense) benefit	(0.5)	0.8	(0.5)	0.2

Net income	4.6	8.2	5.2	9.7
Other comprehensive loss	(0.3)	—	(0.2)	—

Net comprehensive income	4.3%	8.2%	5.0%	9.7%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Six Months Ended
(amount in thousands)	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013

Optical communications	$133,807	$129,742	$269,063	$254,270
Lasers, sensors and other	54,546	48,820	108,615	95,843

Total	$188,353	$178,562	$377,678	$350,113

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three and Six Months Ended December 26, 2014 with Three and Six Months Ended December 27, 2013

Total revenues.

Our total revenues increased by $9.8 million, or 5.5%, to $188.4 million for the three months ended December 26, 2014, compared with $178.6 million for the three months ended December 27, 2013. This increase was primarily due to an increase in customers’ demand for both optical and non-optical communications manufacturing services during the three months ended December 26, 2014. Revenues from optical communications products represented 71.0% of our total revenues for the three months ended December 26, 2014, compared to 72.7% for the three months ended December 27, 2013.

Our total revenues increased by $27.6 million, or 7.9%, to $377.7 million for the six months ended December 26, 2014, compared with $350.1 million for the six months ended December 27, 2013. This increase was primarily due to an increase in customers’ demand for both optical and non-optical communications manufacturing services during the six months ended December 26, 2014. Revenues from optical communications products represented 71.2% of our total revenues for the six months ended December 26, 2014, compared to 72.6% for the six months ended December 27, 2013.

Cost of revenues.

Our cost of revenues increased by $9.3 million, or 5.9%, to $167.3 million, or 88.8% of total revenues, for the three months ended December 26, 2014, compared with $158.0 million, or 88.5% of total revenues, for the three months ended December 27, 2013. This increase was primarily due to an increase in production costs which were in-line with an increase in revenues during the three months ended December 26, 2014. Cost of revenues also included share-based compensation expense of $0.4 million for the three months ended December 26, 2014, compared with $0.3 million for the three months ended December 27, 2013.

Our cost of revenues increased by $25.2 million, or 8.1%, to $336.1 million, or 89.0% of total revenues, for the six months ended December 26, 2014, compared with $310.9 million, or 88.8% of total revenues, for the six months ended December 27, 2013. This increase was primarily due to an increase in production costs which were in-line with an increase in revenues during the six months ended December 26, 2014. Cost of revenues also included share-based compensation expense of $0.7 million for the six months ended December 26, 2014, compared with $0.6 million for the six months ended December 27, 2013.

Gross profit.

Our gross profit increased by $0.5 million, or 2.6%, to $21.1 million, or 11.2% of total revenues, for the three months ended December 26, 2014, compared with $20.5 million, or 11.5% of total revenues, for the three months ended December 27, 2013. Our gross profit increased by $2.4 million, or 6.0%, to $41.6 million, or 11.0% of total revenues, for the six months ended December 26, 2014, compared with $39.2 million, or 11.2% of total revenues, for the six months ended December 27, 2013.

The slight decrease in gross profit margin during the three and six months ended December 26, 2014, compared with the three and six months ended December 27, 2013, was related to an increase in production costs during the three and six months ended December 26, 2014.

SG&A expenses.

Our SG&A expenses increased by $3.4 million, or 49.2%, to $10.3 million, or 5.5% of total revenues, for the three months ended December 26, 2014, compared with $6.9 million, or 3.9% of total revenues, for the three months ended December 27, 2013. Our SG&A expenses increased in absolute dollars and as a percentage of revenue due primarily to $2.5 million of investigation costs relating to our Audit Committee investigation concerning various accounting cut-off issues in fiscal year 2014 and an increase in executive salaries and other benefits of $0.5 million. We also recorded share-based compensation charges of $1.6 million for the three months ended December 26, 2014, compared with $1.2 million for the three months ended December 27, 2013.

Our SG&A expenses increased by $5.4 million, or 40.0%, to $19.1 million, or 5.0% of total revenues, for the six months ended December 26, 2014, compared with $13.6 million, or 3.9% of total revenues, for the six months ended December 27, 2013. Our SG&A expenses increased in absolute dollars and as a percentage of revenue due primarily to $4.1 million of investigation costs relating to our Audit Committee investigation concerning various accounting cut-off issues in fiscal year 2014 and an increase in executive salaries and other benefits of $0.7 million. We also recorded share-based compensation charges of $3.1 million for the six months ended December 26, 2014, compared with $2.5 million for the six months ended December 27, 2013.

Expenses related to reduction in workforce

During the second quarter of fiscal 2015, we implemented a reduction in workforce and incurred expenses of approximately $1.2 million which represented severance and benefits costs associated with the termination of approximately 100 employees in accordance with contractual obligations and local regulations.

Income related to flooding.

In the three months ended December 26, 2014 and December 27, 2013 and the six months ended December 26, 2014, we did not have income related to flooding. In the six months ended December 27, 2013, we recognized $6.6 million of income related to flooding, which consisted of an interim payment from our insurers against our claim for owned and customer-owned inventory losses.

Operating income.

Our operating income decreased by $4.1 million to $9.6 million, or 5.1% of total revenues, for the three months ended December 26, 2014, compared with $13.6 million, or 7.6% of total revenues, for the three months ended December 27, 2013.

Our operating income decreased by $10.8 million to $21.4 million, or 5.7% of total revenues, for the six months ended December 26, 2014, compared with $32.2 million, or 9.2% of total revenues, for the six months ended December 27, 2013.

Interest income.

Our interest income remained flat at $0.3 million for the three months ended December 26, 2014, compared with $0.3 million for the three months ended December 27, 2013. Our interest income remained flat at $0.7 million for the six months ended December 26, 2014, compared with $0.7 million for the six months ended December 27, 2013.

Interest expense.

Our interest expense decreased by $0.1 million to $0.1 million for the three months ended December 26, 2014, compared with $0.2 million for the three months ended December 27, 2013. Our interest expense decreased by $0.1 million to $0.3 million for the six months ended December 26, 2014, compared with $0.4 million for the six months ended December 27, 2013. These decreases were due to a decrease in our average long-term loan balances resulting from repayment during the fourth quarter of fiscal year 2014.

Income before income taxes.

We recorded income before income taxes of $9.8 million and $21.8 million for the three and six months ended December 26, 2014, respectively, compared with income before income taxes of $13.2 million and $33.1 million for the three and six months ended December 27, 2013, respectively.

Income tax expense.

Our provision for income tax reflects an effective tax rate of 10.5% for the three months ended December 26, 2014, compared with an effective tax rate of (10.4)% for the three months ended December 27, 2013. The increase was primarily due to the reversal of liabilities for uncertain tax positions, including accrued interest of $1.5 million during the three months ended December 27, 2013 and an increase in deferred tax assets of $0.6 million as a result of the increase in the income tax rate of our subsidiary in China from 15% in the three months ended December 27, 2013 to 25% in the three months ended December 26, 2014 due to the expiration of a tax privilege.

Our provision for income tax reflects an effective tax rate of 9.2% for the six months ended December 26, 2014, compared with an effective tax rate of (1.8)% for the six months ended December 27, 2013. The increase was primarily due to the reversal of liabilities for uncertain tax positions, including accrued interest of $1.5 million during the six months ended December 27, 2013 and an increase in deferred tax assets of $0.6 million as a result of the increase in the income tax rate of our subsidiary in China from 15% in the six months ended December 27, 2013 to 25% in the six months ended December 26, 2014 due to the expiration of a tax privilege, as well as the fact that we had lower net income during the six months ended December 26, 2014 from income related to flooding of $6.6 million that was not subject to income tax.

Net income.

We recorded net income of $8.7 million, or 4.6% of total revenues, for the three months ended December 26, 2014, compared with $14.5 million, or 8.2% of total revenues, for the three months ended December 27, 2013.

We recorded net income of $19.8 million, or 5.2% of total revenues, for the six months ended December 26, 2014, compared with $33.7 million, or 9.7% of total revenues, for the six months ended December 27, 2013.

Other comprehensive loss

We recorded other comprehensive loss related to accumulated net unrealized losses on available-for-sale investments of $0.5 million for the three and six months ended December 26, 2014.

Liquidity and Capital Resources

Cash Flows and Working Capital

We primarily finance our operations through cash flow from operations. As of December 26, 2014 and December 27, 2013, we had cash, cash equivalents, and marketable securities of $253.3 million and $180.1 million, respectively and outstanding debt of $13.5 million and $24.1 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents for the three and six months ended December 26, 2014 was 0.7% and 0.6%, respectively and for the three and six months ended December 27, 2013 was 0.9% and 1.0%, respectively.

Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A1, P-1, F1 or better. No security may have an effective maturity that exceeds 3 year. Our investments in fixed income securities are primarily classified as available-for-sale securities and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale securities are recorded as other comprehensive income (loss) and are reported as a separate component of shareholders’ equity.

As of June 27, 2014, all claims that we submitted to our insurance companies for flood related losses have been settled. For the three months ended December 27, 2013, we did not recognize any income related to flooding. For the six months ended December 27, 2013, we recognized $6.6 million of income related to flooding which consisted of an interim payment from our insurers against our claim for owned and customer-owned inventory losses.

In the six months ended December 27, 2013, we fulfilled our obligations to a customer in accordance with the settlement agreement entered into during the third quarter of fiscal 2013 by making a final cash payment to such customer of $3.7 million and by transferring equipment, with an aggregate value of $2.3 million, to such customer. Also, during the six months ended December 27, 2013, we fulfilled our obligations to a customer’s insurers in accordance with the settlement agreement entered into during the fourth quarter of fiscal 2013 by making a final payment of $2.2 million. We also entered into other flood-related settlements of $0.1 million during the six months ended December 27, 2013.

We believe that our current cash and cash equivalents, marketable securities, cash flow from operations, and funds available through our credit facility will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.

We believe that our current manufacturing capacity is sufficient to meet anticipated production requirements for at least the next 12 months. We maintain a long-term credit facility associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 27 months. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay this obligation.

The following table shows our net cash provided by operating activities, net cash used in investing activities and net cash used in financing activities for the periods indicated:

	Six Months Ended
(amount in thousands)	December 26, 2014	December 27, 2013

Net cash provided by operating activities	$30,601	$36,804
Net cash used in investing activities	$(147,433)	$(4,197)
Net cash used in financing activities	$(4,624)	$(1,465)
Net (decrease) increase in cash and cash equivalents	$(121,456)	$31,142
Cash and cash equivalents, beginning of period	$233,477	$149,716
Cash and cash equivalents, end of period	$111,971	$180,058

Operating Activities

Net cash provided by operating activities decreased by $6.2 million, or 16.9%, to $30.6 million for the six months ended December 26, 2014, compared with net cash provided by operating activities of $36.8 million for the six months ended December 27, 2013. This decrease was primarily due to a decrease of $13.9 million in net income from operations resulting from a decrease in proceeds from insurers for inventory losses related to flooding of $6.6 million, as well as an increase in SG&A expenses of $5.5 million and a decrease of $6.0 million in flood-related liabilities to third parties.

Investing Activities

Net cash used in investing activities increased by $143.2 million, or 3,409.5%, to $147.4 million for the six months ended December 26, 2014, compared with net cash used in investing activities of $4.2 million for the six months ended December 27, 2013. This increase in net cash used in investing activities was primarily due to an increase of $142.1 million in available-for-sale securities and an increase of $1.2 million in purchase of property, plant, and equipment to support our operations.

Financing Activities

Net cash used in financing activities increased by $3.2 million, or 215.6%, to $4.6 million for the six months ended December 26, 2014, compared with $1.5 million for the six months ended December 27, 2013. This increase in net cash used in financing activities was primarily due to the payment of debt issuance costs of $1.7 million from our credit facility agreement and a decrease of $3.1 million in proceeds from the issuance of ordinary shares under employee share option plans, offset by a decrease in repayment of the Company’s long-term loans of $1.8 million due to the payment to extinguish one of the long-term loan contracts in April 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents, and marketable securities totaling $253.3 million and $233.5 million as of December 26, 2014 and June 27, 2014, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and marketable securities are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the six months ended December 26, 2014 and December 27, 2013, our interest income would have decreased by approximately $0.1 million and $0.1 million, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate (SIBOR), and the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the SIBOR and the LIBOR had increased by 100 basis points during the six months ended December 26, 2014 and December 27, 2013, our interest expense would have increased by approximately $0.1 million and $0.1 million, respectively, assuming consistent borrowing levels.

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity.

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market values of our fixed-rate securities decline if interest rates rise, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may be less than we expect because of changes in interest rates or we may suffer losses in principal if forced to sell securities that have experienced a decline in market value because of changes in interest rates.

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

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to six months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign currency gain of $0.1 million and foreign currency loss of $0.02 million during the three and six months ended December 26, 2014, respectively, and foreign currency loss of $0.8 million and foreign currency gain of $0.3 million during the three and six months ended December 27, 2013, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $0.7 million as of December 26, 2014 and an increase in our net dollar position of approximately $3.5 million as of June 27, 2014. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of December 26, 2014, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our marketable securities as of December 26, 2014 are held in various financial institutions with a maturity limit not to exceed 3 years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of December 26, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls, and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of that date.

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

The material weakness identified by management is not fully remediated as of the date of the filing of this Quarterly Report on Form 10-Q. Some remediation measures such as amendment of our volume supply agreements with our customers are ongoing. We have implemented new controls for consignment process and undertaken internal audit procedures during the three months ended December 26, 2014. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the system of internal controls, and the control environment, to improve the overall effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the three and six months ended December 26, 2014, the Company began implementing the remedial measures described above. Other than as described herein, there have been no changes in the Company’s internal control over financial reporting during the three and six months ended December 26, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During the three months ended December 26, 2014 and December 27, 2013, we had two customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 30% and 46% of our total revenues, respectively, during the period. During the six months ended December 26, 2014 and December 27, 2013, we had two customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 31% and 47% of our total revenues, respectively, during the period. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price.

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

Also, we have significant exposure to changes in the exchange rate between the RMB and the U.S. dollar. The expenses of our PRC subsidiary are denominated in RMB. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of December 26, 2014, the U.S. dollar had appreciated approximately 0.6% against the RMB since December 28, 2012. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill-to-location of customers outside of North America accounted for 50.3% and 52.7% of our total revenues for the three months ended December 26, 2014 and December 27, 2013, respectively, and 51.1% and 53.4% of our total revenues for the six months ended December 26, 2014 and December 27, 2013, respectively. We expect that total revenues from the bill to location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further expose us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

Any succession crisis in the Kingdom of Thailand could cause new or increased instability and unrest. In the event that a violent coup were to occur or the current political unrest were to worsen, such activity could prevent shipments from entering or leaving the country and disrupt our ability to manufacture products in Thailand, and we could be forced to transfer our manufacturing activities to more stable, and potentially more costly, regions. Further, the Thai government has raised the minimum wage standards for labor and could repeal certain promotional certificates that we have received or tax holidays for certain export and value added taxes that we enjoy, either preventing us from engaging in our current or anticipated activities or subjecting us to higher tax rates. A new regime could nationalize our business or otherwise seize our assets and any other future political instability, such as the recent coup could harm our business, financial condition and operating results.

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

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC and the U.S., any of which jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5 and from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on, among other things, the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations. In addition, we benefit from recent reductions in corporate tax rates in Thailand for fiscal year 2013 to 2016. Effective October 21, 2011, our subsidiary in China was granted a tax privilege to reduce its corporate income tax rate from 25% to 15%. This privilege was retroactive to January 1, 2011 and expired December 31, 2013. Currently, we are preparing an application to renew this tax privilege and plan to submit it in fiscal year 2015; however, there can be no assurances that such tax privilege will be renewed.

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

Our investment portfolio may become impaired by deterioration of the capital markets.

We use professional investment management firms to manage our excess cash and cash equivalents. Our marketable securities as of December 26, 2014 are primarily investments in a fixed income portfolio, including corporate bonds and commercial paper, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in marketable securities with a maturity in excess of three years.

We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether we will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment on whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security.

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 26, 2014, we did not record any impairment charges associated with our investment portfolio of marketable securities, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

Energy price fluctuations may negatively impact our results of operations.

We, along with our suppliers and customers, rely on various energy sources in our manufacturing and transportation activities. Energy prices have been subject to increases and volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, world events and government regulations. While uncertainty currently exists about the future levels of energy prices, a significant increase or decrease is possible. While increased energy prices could increase our raw material and transportation costs, decreased energy prices may not necessarily result in a decrease of our raw material and transportation costs. In addition, increased transportation costs of our suppliers and customers could be passed along to us. We may not be able to increase our prices enough to offset these increased costs. In addition, any increase in our prices may reduce our future customer orders which could harm our business, financial condition and operating results.

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

As of December 26, 2014, Mr. Mitchell, our chief executive officer and chairman of the board of directors, beneficially owned approximately 4.3% of our outstanding ordinary shares. Accordingly, he has significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets, election of directors and other significant corporate actions. The interests of these shareholders may differ from the interests of our other shareholders.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 3, 2015.

FABRINET

By:	/S/TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.1	Description of Fiscal 2015 Executive Incentive Plan	8-K, Item 5.02	N/A	November 3, 2014	001-34755

10.2	Description of Performance Share Unit Plan	8-K, Item 5.02	N/A	November 3, 2014	001-34755

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.