Form 10-Q
period 2015-03-27
Fabrinet
filed 2015-05-05
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 27, 2015

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

As of April 24, 2015, the registrant had 35,426,423 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED MARCH 27, 2015

Page No.
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of March 27, 2015 and June 27, 2014	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended March 27, 2015 and March 28, 2014	4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 27, 2015 and March 28, 2014	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION	37

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6. Exhibits	51

Signature	52

Exhibit Index	53

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	March 27, 2015	June 27, 2014
Assets
Current assets
Cash and cash equivalents	$128,946	$233,477
Marketable securities	125,398	—
Trade accounts receivable, net	120,054	101,168
Inventory, net	126,660	124,570
Deferred tax assets	1,486	1,561
Prepaid expenses	2,272	1,691
Other current assets	1,822	2,010

Total current assets	506,638	464,477

Non-current assets
Property, plant and equipment, net	133,998	97,244
Intangibles, net	45	72
Deferred tax assets	1,690	1,775
Deferred debt issuance costs	2,573	989

Total non-current assets	138,306	100,080

Total assets	$644,944	$564,557

Liabilities and Shareholders’ Equity
Current liabilities
Bank borrowings, including revolving loan and current portion of long-term loan from banks	$36,000	$6,000
Trade accounts payable	103,053	94,853
Equipment-related payables	4,170	1,130
Income tax payable	979	1,024
Accrued payroll, bonus and related expenses	9,977	8,612
Accrued expenses	7,120	4,345
Other payables	6,258	4,665

Total current liabilities	167,557	120,629

Non-current liabilities
Long-term loans from bank, non-current portion	6,000	10,500
Deferred tax liability	1,017	1,040
Severance liabilities	5,001	4,453
Other non-current liabilities	1,691	1,099

Total non-current liabilities	13,709	17,092

Total liabilities	181,266	137,721

Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of March 27, 2015 and June 27, 2014)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 35,426,140 shares and 35,152,772 shares issued and outstanding as of March 27, 2015 and June 27, 2014, respectively)	354	352
Additional paid-in capital	87,088	80,882
Retained earnings	376,210	345,602
Accumulated other comprehensive income	26	—

Total shareholders’ equity	463,678	426,836

Total Liabilities and Shareholders’ Equity	$644,944	$564,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(in thousands of U.S. dollars, except share data)	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Revenues	$189,453	$167,657	$567,131	$517,770
Cost of revenues	(167,796)	(150,374)	(503,907)	(461,312)

Gross profit	21,657	17,283	63,224	56,458
Selling, general and administrative expenses	(9,670)	(7,352)	(28,721)	(20,959)
Expenses related to reduction in workforce	—	—	(1,153)	—
Income related to flooding, net	—	38,151	—	44,748

Operating income	11,987	48,082	33,350	80,247
Interest income	258	560	956	1,262
Interest expense	(125)	(172)	(375)	(566)
Foreign exchange (loss) gain, net	(87)	(254)	(110)	46
Other (expense) income	(75)	173	(106)	544

Income before income taxes	11,958	48,389	33,715	81,533
Income tax expense	(1,113)	(727)	(3,108)	(135)

Net income	10,845	47,662	30,607	81,398

Other comprehensive income, before tax:
Change in fair value of marketable securities	450	—	(43)	—
Less: Reclassification adjustment for net loss realized and included in net income	62	—	69	—

Total change in unrealized gain on marketable securities, before tax	512	—	26	—
Income tax expense related to items of other comprehensive income	—	—	—	—

Total other comprehensive income, net of tax	512	—	26	—

Net comprehensive income	$11,357	$47,662	$30,633	$81,398

Earnings per share
Basic	$0.31	$1.36	$0.87	$2.33
Diluted	$0.30	$1.33	$0.85	$2.29
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	35,406	35,078	35,328	34,878
Diluted	36,110	35,790	35,871	35,504

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(in thousands of U.S. dollars)	March 27, 2015	March 28, 2014
Cash flows from operating activities
Net income for the period	$30,607	$81,398
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	9,261	7,685
Amortization of intangibles	61	72
Loss from sales and maturities of available-for-sale securities	62	—
Gain on disposal of property, plant and equipment	(41)	(1)
Amortization of investment premium	757	—
Amortization of deferred debt issuance costs	377	—
Income related to flooding	—	(45,211)
Proceeds from insurers for inventory losses related to flooding	—	7,416
Reversal of allowance for doubtful accounts	3	(62)
Unrealized (gain) loss on exchange rate and fair value of derivative	(55)	1,027
Share-based compensation	5,806	4,538
Deferred income tax	137	(132)
Other non-cash expenses	1,141	255
Reversal of uncertain tax positions	—	(1,538)
Inventory obsolescence	332	673
Changes in operating assets and liabilities
Trade accounts receivable	(18,889)	37
Inventory	(2,422)	(19,537)
Other current assets and non-current assets	(574)	(889)
Trade accounts payable	8,200	24,392
Income tax payable	(45)	351
Other current liabilities and non-current liabilities	5,763	5,642
Liabilities to third parties due to flood losses	—	(7,512)

Net cash provided by operating activities	40,481	58,604

Cash flows from investing activities
Purchase of available-for-sale securities	(159,396)	—
Proceeds from sales of available-for-sale securities	22,873	—
Proceeds from maturities of available-for-sale securities	10,332	—
Purchase of property, plant and equipment	(42,980)	(7,280)
Purchase of intangibles	(34)	(1)
Proceeds from disposal of property, plant and equipment	46	1
Proceeds from insurers in settlement of claims related to flood damage	—	37,795

Net cash (used in) provided by investing activities	(169,159)	30,515

Cash flows from financing activities
Payment of debt issuance costs	(1,780)	—
Proceeds from revolving loan	30,000	—
Repayment of long-term loans from bank	(4,500)	(7,251)
Proceeds from issuance of ordinary shares under employee share option plans	736	3,956
Withholding tax related to net share settlement of restricted share units	(334)	(198)

Net cash provided by (used in) financing activities	24,122	(3,493)

Net (decrease) increase in cash and cash equivalents	(104,556)	85,626

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	233,477	149,716
(Decrease) increase in cash and cash equivalents	(104,556)	85,626
Effect of exchange rate on cash and cash equivalents	25	(1,678)

Cash and cash equivalents at end of period	$128,946	$233,664

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

The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (OEMs) of complex products, such as optical communication components, modules and sub-systems, industrial lasers and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, advanced packaging, integration, final assembly and test. The Company focuses primarily on the production of low-volume, high-mix products. The subsidiaries of Fabrinet include Fabrinet Co., Ltd. (“Fabrinet Thailand”), Fabrinet USA, Inc., FBN New Jersey Manufacturing, Inc., Fabrinet China Holdings, Casix, Inc. (“Casix”), Fabrinet Pte., Ltd., Fabrilink SEZC, Fabrinet West, Inc., and Fabritek, Inc.

Fabrilink SEZC, Fabrinet West, Inc., and Fabritek, Inc. were incorporated in January 2015.

2.	Accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements for Fabrinet as of March 27, 2015 and for the three and nine months ended March 27, 2015 and March 28, 2014 includes only normal recurring adjustments, necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2014.

The balance sheet as of June 27, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 27, 2015 and March 28, 2014 may not be indicative of results for the year ending June 26, 2015 or any future periods.

Use of Estimates

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

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended March 27, 2015 and March 28, 2014 each consisted of 13 weeks. The nine months ended March 27, 2015 and March 28, 2014 each consisted of 39 weeks. Fiscal year 2015 will be comprised of 52 weeks and will end on June 26, 2015.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, marketable securities, derivatives, and accounts receivable.

Cash, cash equivalents, and marketable securities are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate its credit risks by spreading such risks across multiple counterparties and monitoring the risk profiles of these counterparties. The Company limits its investments in marketable securities to securities with a maturity not in excess of three years, and all marketable securities that the Company invests in are rated A1, P-1, F1, or better.

The Company performs ongoing credit evaluations for credit worthiness of its customers and usually does not require collateral from its customers. Management has implemented a program to closely monitor near term cash collection and credit exposures to mitigate any material losses.

Revenue recognition

Certain customers may request the Company to store finished products purchased by them at the Company’s warehouse. In these instances, the Company receives a written request from the customer asking the Company to hold the inventory at the Company’s warehouse and the ordered goods are segregated in the Company’s warehouse from other inventory and cannot be used to fulfil other customer orders. In these situations revenue is only recognized when persuasive evidence of the sales arrangement exists, the goods are completed and ready for shipment, pricing is fixed or determinable, collection is reasonable assured, and title and risk of loss have passed to the customer.

New Accounting Pronouncements – not yet adopted by the Company

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. ASU No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU No. 2015-02 is effective for fiscal years, and for interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. The objective of this amendment is to reduce the complexity in accounting standards by eliminating the concept of extraordinary items from U.S. GAAP. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. The following criteria must both be met for extraordinary classification: (a) the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity; and (b) the underlying event or transaction should not reasonably be expected to recur in the foreseeable future. This amendment is effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect that the adoption of this update will have an effect on its consolidated financial statements.

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

Basic earnings per ordinary share is computed by dividing reported net income by the weighted-average number of ordinary shares outstanding during each period. Diluted earnings per ordinary share is computed by dividing reported net income by the weighted-average number of ordinary shares and dilutive ordinary equivalent shares outstanding during each period. Dilutive ordinary equivalent shares consist of share options and restricted share units. The earnings per ordinary share was calculated as follows:

	Three Months Ended		Nine Months Ended
(amount in thousands except per share amounts)	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Net income attributable to shareholders	$10,845	$47,662	$30,607	$81,398

Weighted-average number of ordinary shares outstanding (thousands of shares)	35,406	35,078	35,328	34,878
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	704	712	543	626

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	36,110	35,790	35,871	35,504

Basic earnings per ordinary share	$0.31	$1.36	$0.87	$2.33
Diluted earnings per ordinary share	$0.30	$1.33	$0.85	$2.29
Outstanding share options excluded in the computation of diluted earnings per ordinary share (1)			69,354	44,644

(1)	These share options were not included in the computation of diluted earnings per ordinary share for three and nine months ended March 27, 2015 and March 28, 2014, respectively, because the exercise price of the options was greater than the average market price of the underlying shares.

4.	Cash, cash equivalents and marketable securities

The Company’s cash, cash equivalents, and available-for-sale securities can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain	Cash and Cash Equivalents	Marketable Securities
As of March 27, 2015
Cash	$—	$—	$124,064	$—
Cash equivalents	4,882	—	4,882	—
Corporate bonds and commercial papers	102,761	25	—	102,786
U.S. agency and U.S. treasury securities	18,670	—	—	18,670
Sovereign and municipal securities	3,941	1	—	3,942

Total	$130,254	$26	$128,946	$125,398

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities
As of June 27, 2014
Cash	$—	$—	$214,283	$—
Cash equivalents	—	—	19,194	—

Total	$—	$—	$233,477	$—

All highly liquid investments with original maturities of three months or less at the date of purchase are classified as cash equivalents. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s marketable securities generally range from three months to three years. The Company’s marketable securities investments consist of investment in U.S. Treasuries and fixed income securities and have been classified and accounted for as available-for-sale.

The following table summarizes the cost and estimated fair value of fixed income securities classified as available-for-sale securities based on stated effective maturities as of March 27, 2015:

(amount in thousands)	Carrying Cost	Fair Value
Due within one year	$37,218	$37,216
Due between one to three years	88,154	88,182

Total	$125,372	$125,398

The Company’s investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive income, net of tax, in the Company’s condensed consolidated balance sheets. Changes in the fair value of available-for-sale securities impact the Company’s net income only when such securities are sold or other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. During the three and nine months ended March 27, 2015, the net realized loss recognized by the Company was $0.1 million and $0.1 million, respectively.

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

As of March 27, 2015, the Company considered the declines in market value of its available-for-sale securities investment portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the three and nine months ended March 27, 2015.

As of March 27, 2015, cash, cash equivalents, and marketable securities included bank deposits of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement and comply with covenants. Under the terms and conditions of the Facility Agreement, the Company shall maintain cash, cash equivalents and/or marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits, and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. As discussed in Note 10, the Company must comply with this covenant from and after the effective date of the Facility Agreement.

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

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of March 27, 2015
Assets
Cash equivalents	$—	$4,882		$—	$4,882
Corporate bonds and commercial papers	—	102,786		—	102,786
U.S. agency and U.S. treasury securities	—	18,670		—	18,670
Sovereign and municipal securities	—	3,942		—	3,942
Derivative assets	—	183	(1)	—	183

Total	$—	$130,463		$—	$130,463

Liabilities
Derivative liabilities	$—	$20	(2)	$—	$20

Total	$—	$20		$—	$20

(1)	Foreign currency options with notional amount of $40.0 million.
(2)	Foreign currency options with notional amount of $5.0 million and forward contracts with notional amount of Canadian dollars 0.4 million.

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 27, 2014
Assets
Cash equivalents	$—	$19,194		$—	$19,194
Derivative assets	—	135	(3)	—	135

Total	$—	$19,329		$—	$19,329

Liabilities
Derivative liabilities	$—	$1	(4)	$—	$1

Total	$—	$1		$—	$1

(3)	Foreign currency options with notional amount of $15.0 million.
(4)	Foreign currency forward contracts with notional amount of Canadian dollars 0.9 million.

Derivative Financial Instruments

The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change. The Company has not designated such foreign currency contracts as hedging instruments under the accounting standard for derivatives and hedging. The forward exchange contracts and option contracts outstanding as of March 27, 2015 and June 27, 2014 had a maturity in one to six months duration. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard.

The derivative assets and liabilities are classified in other current assets and accrued expenses, respectively, on the condensed consolidated balance sheets. The change in the fair value of the derivatives is recorded in foreign exchange gain (loss) on the condensed consolidated statements of operations and comprehensive income.

6.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts were as follows:

	Nine Months Ended
(amount in thousands)	March 27, 2015	March 28, 2014
Balance, beginning of period	$37	$109
Charged to expense/(Credited to income)	3	(62)

Balance, end of period	$40	$47

7.	Inventory

(amount in thousands)	As of March 27, 2015	As of June 27, 2014
Raw materials	$44,443	$40,885
Work in progress	64,216	56,376
Finished goods	15,117	22,970
Goods in transit	5,776	6,899

	129,552	127,130
Less: Inventory obsolescence	(2,892)	(2,560)

Inventory, net	$126,660	$124,570

8.	Property, Plant and Equipment

On February 24, 2015, one of Fabrinet’s subsidiaries purchased a building of approximately 74,000 square feet and the associated 4.05 acres of land located in Santa Clara, California, for the purpose of expanding the Company’s manufacturing facilities in the United States. The purchase price of the land and building was $17.0 million and $8.5 million, respectively.

9.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of March 27, 2015
Software	$3,492	$(3,447)	$45

Total intangibles	$3,492	$(3,447)	$45

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of June 27, 2014
Software	$3,458	$(3,386)	$72

Total intangibles	$3,458	$(3,386)	$72

The Company recorded amortization expense relating to intangibles of $0.02 million and $0.02 million for the three months ended March 27, 2015 and March 28, 2014, respectively, and $0.06 million and $0.07 million for the nine months ended March 27, 2015 and March 28, 2014, respectively.

Based on the carrying amount of intangibles as of March 27, 2015, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in June is as follows:

(amount in thousands)
2015	$8
2016	12
2017	8
2018	7
2019	7
Thereafter	3

Total	$45

10.	Borrowings

The Company’s total borrowing, including revolving and long-term borrowings, consisted of the following:

(amount in thousands)
Rate (1)	Conditions	Maturity		As of March 27, 2015	As of June 27, 2014
Short-term borrowing:
Revolving borrowing:
LIBOR + 1.75% per annum	Repayable in 1 to 6 months	April 2015	(2)	$30,000	$—
Current portion of long-term borrowing				6,000	6,000

				$36,000	$6,000

Long-term borrowing:
LIBOR + 2.8% per annum	Repayable in quarterly installments within 6 years	March 2017		$12,000	$16,500
Less: Current portion				(6,000)	(6,000)

Non-current portion				$6,000	$10,500

(1)	LIBOR is London Interbank Offered Rate.
(2)	On April 16, 2015, the Company sent a notice to the bank to renew the maturity date of this revolving borrowing. The bank approved the notice and extended the maturity date to May 18, 2015.

On April 25, 2014, a subsidiary entered into an amendment to the bank borrowing agreement. Under the amendment of the contract, the long-term loan is secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral as of March 27, 2015 and June 27, 2014 was $50.6 million and $52.3 million, respectively. This subsidiary is also required to comply with the maximum ratios of debt to equity and minimum levels of debt service coverage ratios, and Fabrinet must maintain an effective shareholding ratio. The carrying amounts of bank borrowings approximate their fair value.

As of March 27, 2015 and June 27, 2014, the Company was in compliance with its long-term bank borrowing agreement. In addition to financial ratios, certain of the Company’s credit facilities include customary events of default.

The movements of long-term loans were as follows for the nine months ended March 27, 2015 and March 28, 2014:

	Nine Months Ended
(amount in thousands)	March 27, 2015	March 28, 2014
Opening net book amount	$16,500	$28,911
Repayment during the period	(4,500)	(7,251)

Closing net book amount	$12,000	$21,660

As of March 27, 2015, future maturities of long-term debt were as follows at the end of each fiscal year below:

(amount in thousands)
2015	$1,500
2016	6,000
2017	4,500

Total	$12,000

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

On February 26, 2015, the Company entered into the Second Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from May 21, 2015 to July 31, 2015. It also allows the Company, upon the satisfaction of certain conditions, to designate from time to time one or more of its subsidiaries as borrowers under the Facility Agreement. As of March 27, 2015, the outstanding revolving borrowing under the Facility Agreement was $30.0 million, resulting in available credit facilities of $170.0 million. Borrowings under the revolving credit facility are classified as current liabilities in the unaudited condensed consolidated balance sheet as the Company has the periodic option to renew, or pay all or a portion of, the outstanding balance at the end of the maturity date, which is in the range of 1 to 6 months, without premium or penalty, upon notice to the administrative agent. On April 16, 2015, the Company sent a notice to the bank to renew the maturity date of this revolving borrowing. The bank approved the notice and extended the maturity date to May 18, 2015.

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

Fabrinet’s obligations under the Facility Agreement are guaranteed by certain of its existing and future direct material subsidiaries. In addition, the Facility Agreement is secured by Fabrinet’s present and future accounts receivable, deposit accounts and cash, and a pledge of the capital stock of certain of Fabrinet’s direct subsidiaries. Fabrinet is required to maintain at least $40.0 million of cash, cash equivalents, and marketable securities at financial institutions located in the United States. Further, Fabrinet is required to maintain any of its deposits accounts or securities accounts with balances in excess of $10.0 million in a jurisdiction where a control agreement, or the equivalent under the local law, can be effected. The Facility Agreement contains customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (i) a minimum tangible net worth of not less than $200.0 million plus 50% of quarterly net income, exclusive of quarterly losses; (ii) a minimum debt service coverage ratio of not less than 1.50:1.00; (iii) a maximum senior leverage ratio of not more than 2.50:1.00; and (iv) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of March 27, 2015, the Company was in compliance with all covenants under the Facility Agreement.

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

Fabrinet intends to use the proceeds of the credit line to finance its future manufacturing buildings in the United States and Thailand, and for general corporate purposes including mergers and acquisitions of complementary manufacturing businesses or technology, although Fabrinet has no current commitments with respect to any such acquisitions.

Undrawn available credit facilities as of March 27, 2015 and June 27, 2014 were as follows:

(amount in thousands)	March 27, 2015	June 27, 2014
Short-term	$1,535	$1,539
Long-term	$170,000	$—

11.	Income taxes

As of March 27, 2015 and June 27, 2014, the liability for uncertain tax positions including accrued interest and penalties was $1.5 million and $0.9 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.

The Company files income tax returns in the United States and foreign tax jurisdictions. The tax years from 2010 to 2014 remain open to examination by U.S. federal and state tax authorities, and foreign tax authorities. The Company’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of each entity in the Company, adjusted for discrete items arising in that quarter. If the Company’s estimated annual effective tax rate changes, the Company makes a cumulative adjustment in that quarter.

The effective tax rate for the Company for the three months ended March 27, 2015 and March 28, 2014 was 9.3% and 1.5% of net income, respectively. The increase in the effective tax rate for the three months ended March 27, 2015 was primarily due to the fact that the Company had higher taxable income during the three months ended March 27, 2015 as compared to the three months ended March 28, 2014 because the income related to flooding of $38.2 million that was recognized during the three months ended March 28, 2014 was not subject to income tax.

The effective tax rate for the Company for the nine months ended March 27, 2015 and March 28, 2014 was 9.2% and 0.2% of net income, respectively. The increase in the effective tax rate for the nine months ended March 27, 2015 was primarily due to the fact that the Company had higher taxable income during the nine months ended March 27, 2015 as compared to the nine months ended March 28, 2014 because the income related to flooding of $44.7 million that was recognized during the nine months ended March 28, 2014 was not subject to income tax. This impact was offset by the reversal of liabilities for uncertain tax positions, including accrued interest of $1.5 million in the nine months ended March 27, 2015, and an increase in deferred tax assets of $0.6 million from the increase in the income tax rate of the Company’s subsidiary in China from 15% in the nine months ended March 28, 2014 to 25% in the nine months ended March 27, 2015 due to the expiration of a tax privilege.

12.	Share-based compensation

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

The effect of recording share-based compensation expense for the three and nine months ended March 27, 2015 and March 28, 2014 was as follows:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Share-based compensation expense by type of award:
Share options	$6	$172	$197	$710
Restricted share units	2,003	1,306	5,609	3,828

Total share-based compensation expense	2,009	1,478	5,806	4,538
Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$2,009	$1,478	$5,806	$4,538

Share-based compensation expense was recorded in the condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Cost of revenue	$379	$290	$1,107	$888
Selling, general and administrative expense	1,630	1,188	4,699	3,650

Total share-based compensation expense	$2,009	$1,478	$5,806	$4,538

The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and nine months ended March 27, 2015 and March 28, 2014.

Share-based award activity

Share options have been granted to directors and employees. As of March 27, 2015, there were 6,665 share options outstanding under Fabrinet’s Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

As of March 27, 2015, there were an aggregate of 793,322 share options outstanding, 1,104,996 restricted share units outstanding, and 2,978,612 ordinary shares available for future grant under Fabrinet’s 2010 Performance Incentive Plan (the “2010 Plan”). The 1999 Plan and 2010 Plan are collectively referred to as the “Share Option Plans”.

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

The following summarizes share option activity:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 27, 2014	865,890		$16.27
Granted	—		—	—
Exercised	(50,867)		$14.50
Forfeited	(8,249)		$15.91
Expired	(6,787)		$20.80

Balance as of March 27, 2015	799,987	741,957	$16.34

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 28, 2013	1,277,311		$15.37
Granted	—		—	—
Exercised	(311,474)		$12.70
Forfeited	(12,754)		$16.18
Expired	(30,848)		$16.93

Balance as of March 28, 2014	922,235	640,676	$16.20

The following summarizes information for share options outstanding as of March 27, 2015 under the Share Option Plans:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (amount in thousands)
	6,665	$5.75	1.39
	8,368	$13.77	2.41
	420,454	$16.83	2.55
	30,000	$15.05	2.61
	25,344	$25.50	2.80
	7,400	$26.16	2.86
	8,300	$23.62	3.11
	69,364	$15.16	3.39
	193,521	$14.12	3.62
	22,760	$19.36	3.87
	5,550	$18.60	3.93
	2,261	$12.83	4.12

Options outstanding	799,987		2.94	$2,030

Options exercisable	741,957		2.89	$1,815

As of March 27, 2015, there was $0.03 million of unrecognized compensation expense related to share options under the Share Option Plans that is expected to be recognized over a weighted-average period of 0.62 years.

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

The following summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 27, 2014	762,295	$14.23
Granted	608,544	$17.52
Issued	(241,231)	$17.70
Forfeited	(24,612)	$15.95

Balance as of March 27, 2015	1,104,996	$15.97

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 28, 2013	545,668	$12.81
Granted	475,838	$15.31
Issued	(170,468)	$12.93
Forfeited	(12,404)	$14.60

Balance as of March 28, 2014	838,634	$14.18

As of March 27, 2015, there was $9.4 million of unrecognized share-based compensation expense related to restricted share units under the 2010 Plan that is expected to be recorded over a weighted-average period of 2.97 years.

For the nine months ended March 27, 2015 and March 28, 2014, the Company withheld an aggregate of 18,730 shares and 12,143 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the nine months ended March 27, 2015 and March 28, 2014, the Company then remitted cash of $0.3 million and $0.2 million, respectively, to the appropriate taxing authorities, and presented it in a financing activity within the condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

13.	Shareholders’ equity

Share capital

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the nine months ended March 27, 2015, Fabrinet issued 50,867 ordinary shares upon the exercise of options, for cash consideration at a weighted-average exercise price of $14.50 per share, and 222,501 ordinary shares upon the vesting of restricted share units, net of shares withheld.

For the nine months ended March 28, 2014, Fabrinet issued 311,474 ordinary shares upon the exercise of options, for cash consideration at a weighted-average exercise price of $12.70 per share, and 158,325 ordinary shares upon the vesting of restricted share units, net of shares withheld.

All such issued shares are fully paid.

14.	Accumulated other comprehensive income

The Company’s accumulated other comprehensive income consists of the accumulated net unrealized loss and the reclassification adjustment for net loss realized and included in other expense in net income on available-for-sale securities. For the nine months ended March 27, 2015, the changes in accumulated other comprehensive income, net of tax were as follows:

(amount in thousands)	Unrealized Gain on Available-for-Sale Securities
Balance as of June 27, 2014	$—
Other comprehensive income before reclassification adjustment	(43)
Less: Reclassification adjustment for net loss realized and included in other expense in net income	69

Net current-period other comprehensive income	$26

Balance as of March 27, 2015	$26

15.	Commitments and contingencies

Bank guarantees

As of March 27, 2015 and June 27, 2014, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $0.8 million and $0.3 million, respectively.

Operating lease commitments

The Company leases a portion of its office, capital equipment, and certain land and buildings for its facilities in Cayman Islands, China, and New Jersey under operating lease arrangements that expire in various calendar years through 2020. Rental expense under these operating leases amounted to $0.8 million and $0.7 million for the nine months ended March 27, 2015 and March 28, 2014, respectively.

As of March 27, 2015, the future minimum lease payments due under non-cancelable leases were as follows at the end of each fiscal year below:

(amount in thousands)
2015	$291
2016	1,118
2017	1,103
2018	1,103
2019	615
Thereafter	452

Total minimum operating lease payments	$4,682

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

As of March 27, 2015, the Company had an outstanding commitment to third parties of $2.5 million.

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

16.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of March 27, 2015 and March 28, 2014, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
North America	$93,335	$84,842	$278,036	$247,993
Asia-Pacific	71,251	53,680	219,967	171,373
Europe	24,867	29,135	69,128	98,404

	$189,453	$167,657	$567,131	$517,770

As of March 27, 2015 and March 28, 2014, the Company had approximately $25.8 million and $0.3 million of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

Significant customers

The Company had two customers that each contributed to 10% or more of its total account receivable as of March 27, 2015 and June 27, 2014, respectively.

17.	Income related to flooding

The Company suspended production at all of its manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 due to severe flooding in Thailand. The Company never resumed, and has permanently ceased, production at its Chokchai facility. The Company submitted claims for losses to its insurance companies, all of which were settled as of the end of fiscal year 2014.

In the three and nine months ended March 28, 2014, the Company received from its insurer a final payment of $38.6 million and $45.2 million against its claim for owned and consigned equipment and inventory claims, respectively, which the Company recognized as income related to flooding. This income was offset by other expenses from write-offs of advance payments to a customer due to flood losses of $0.5 million.

During the nine months ended March 28, 2014, the Company fulfilled its obligations to a customer in accordance with a settlement agreement entered into during the third quarter of fiscal year 2013 by making a final cash payment of $5.3 million and transferring equipment, with an aggregate value of $2.3 million, to such customer. Also, the Company fulfilled its obligations to a customer’s insurers in accordance with a settlement agreement entered into during the fourth quarter of fiscal year 2013 by making a final payment of $2.3 million.

18.	Expenses related to reduction in workforce

As part of the Company’s ongoing efforts to achieve greater efficiencies in all areas of its business, during the nine months ended March 27, 2015, the Company implemented a reduction in workforce and incurred expenses of approximately $1.2 million, which represented severance and benefits costs incurred for the termination of approximately 100 employees in accordance with contractual obligations and local regulations.

19.	Revenue recognition error related to finished goods awaiting shipment to customers under certain volume supply agreements with customers

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2014, the Company determined that certain finished goods sales recognized in each of the first three quarterly reporting periods in the fiscal year ended June 27, 2014 did not qualify for revenue recognition in the period in which they were recorded. The Company evaluated the impact of the errors and determined that the errors did not have a material impact to the consolidated financial statements for the fiscal year ended June 27, 2014, or the interim consolidated financial statements for each of the quarters within fiscal year 2014. Accordingly, the Company has not made any adjustments to the unaudited condensed consolidated financial statements for the three and nine months ended March 28, 2014.

Had adjustments been made in the three and nine months ended March 28, 2014, to reflect revenues and cost of revenues that were inappropriately recorded, revenues, cost of revenues, and net income for the three months ended March 28, 2014, would have been $2.0 million, $1.8 million, and $0.2 million higher, respectively, and for the nine months ended March 28, 2014, would have been $1.7 million, $1.5 million, and $0.2 million lower, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our expectation that the portion of our future revenues attributable to customers in regions outside of North America will decrease compared with the portion of those revenues for the nine months ended March 27, 2015;

•	our expectation that we will incur significant incremental costs of revenue as a result of our continued diversification into the industrial lasers and sensors markets and other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2015 selling, general and administrative (SG&A) expenses will increase on an absolute dollar basis and as a percentage of revenue compared to fiscal year 2014;

•	our expectation that, in addition to incremental costs associated with growing our business generally, we will incur additional SG&A expenses as a result of expanding our business in the United States;

•	our expectation that our employee costs will increase in Thailand and the People’s Republic of China (PRC);

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.

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

Audit Committee Investigation

During the fourth quarter of our fiscal year 2014, we discovered certain violations of our policies and procedures relating to finished goods held in our warehouse on behalf of our customers (we refer to finished goods held in our warehouse on behalf of our customers as consignment goods or consignment inventory, and when the finished goods are sold we refer to the related revenue as consignment revenue). Specifically, we identified violations related to certain employees in one of our business units colluding to cause the improper recognition of revenues for certain goods by recording consignment revenues on goods before such goods were finished.

In connection with the above, the Audit Committee of our Board of Directors initiated an investigation concerning various accounting cut-off issues in fiscal year 2014, specifically the transfer of unfinished goods to consignment inventory and other inventory cut-off issues. The investigation found certain process deficiencies concerning the potential to invoice unfinished goods held under consignment arrangements and the need for certain remedial measures. The investigation did not find executive officer involvement in the identified violations.

We continue to develop remedial steps to address these significant deficiencies and improve our internal control over our financial reporting. Specifically, during the nine months ended March 27, 2015, we implemented the following remedial measures for the deficiencies identified in the investigation:

1.	Dismissed an employee involved in the violations.

2.	Provided training to staff from all departments at the manager level and above on:

a.	Our Code of Business Conduct, which provided guidance and further clarity to our employees on our policies and procedures related to the conduct of business; and

b.	Our revenue recognition policies, using the services of a third party advisor. This training focused on the scope and application of the Company’s policies concerning revenue recognition and related cut-off procedures.

3.	Evaluated existing inventory procedures and enhanced such procedures, or where necessary, designed and implemented new procedures, including :

a.	The segregation and storage of consignment inventory in a secure designated warehouse; and

b.	Physical check of finished goods when our production division delivers products to the designated warehouse.

Impact of the Findings of the Investigation on the Financial Statements and Internal Control

Based on an analysis prepared by Fabrinet, it was determined that the potential exposure relating to the control deficiencies identified during the investigation was not material to our consolidated financial statements for fiscal year 2014. Further, we assessed these control deficiencies to be significant deficiencies rather than material weaknesses on the basis that there was no executive officer involvement in the violations, the potential misstatements were not material to the consolidated financial statements, and the Audit Committee was actively involved in the investigation.

Consignment Revenue Recognition

Subsequent to completion of the Audit Committee’s investigation, we evaluated our accounting practices surrounding consignment inventory and consignment revenue. Based on that evaluation, we determined that for certain volume supply agreements with our customers, not all of the revenue recognition criteria prescribed by U.S. GAAP and Staff Accounting Bulletin No. 104 had been met at the time revenue was recorded. Specifically, we misapplied the guidance when assessing the terms of these agreements with respect to when title and risk of loss transfers to our customers. As a result, we determined that certain sales previously recognized did not qualify for revenue recognition in the periods in which they were recognized. We evaluated the impact of the errors on both a quantitative and qualitative basis under the guidance of ASC 250-Accounting Changes and Error Corrections and determined that the errors did not have a material impact to the previously issued consolidated financial statements. We assessed the control implications and concluded that the deficiency constituted a material weakness in internal control over financial reporting (refer to Part I, Item 4 for additional information).

Had adjustments in the prior period been made to reflect revenues that were inappropriately recorded in the three and nine months ended March 28, 2014, revenues for the three and nine months ended March 28, 2014 would have been $2.0 million higher and $1.7 million lower, respectively.

During the nine months ended March 27, 2015, we amended certain volume supply agreements such that under certain conditions we recognize consignment revenue upon products being delivered to our secure designated warehouse. Specifically, we recognize consignment revenue when the goods are completed and ready for shipment, and title and risk of loss have passed to the customer. As a result, in the nine months ended March 27, 2015, we recorded revenue of $8.0 million with $0.8 million gross profit from these amended volume supply agreements.

Thailand Flooding

We suspended production at all of our manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 due to severe flooding in Thailand. We never resumed, and have permanently ceased, production at our Chokchai facility. We submitted claims for losses to our insurance companies, all of which were settled as of the end of fiscal year 2014.

In the three and nine month ended March 28, 2014, we received from our insurer a final payment of $38.6 million and $45.2 million against our claim for owned and consigned equipment and inventory claims, respectively, which we recognized as income related to flooding. This income was offset by other expenses from write-offs of advance payments to a customer due to flood losses of $0.5 million.

During the nine months ended March 28, 2014, we fulfilled our obligations to a customer in accordance with a settlement agreement entered into during the third quarter of fiscal year 2013 by making a final cash payment of $5.3 million and transferring equipment, with an aggregate value of $2.3 million, to such customer. Also, we fulfilled our obligations to a customer’s insurers in accordance with a settlement agreement entered into during the fourth quarter of fiscal year 2013 by making a final payment of $2.3 million.

Revenues

Our total revenues increased by $21.8 million, or 13.0%, to $189.5 million for the three months ended March 27, 2015, compared with $167.7 million for the three months ended March 28, 2014. Our total revenues increased by $49.4 million, or 9.5%, to $567.1 million for the nine months ended March 27, 2015, compared with $517.8 million for the nine months ended March 28, 2014.The increase was primarily due to an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the three and nine months ended March 27, 2015.

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

The percentage of our revenues generated from a bill-to location outside of North America increased from 49.4% in the three months ended March 28, 2014 to 50.7% in the three months ended March 27, 2015, primarily because of an increase in sales to our customers in the Asia-Pacific region. The percentage of our revenue generated from a bill-to location outside North America decreased from 52.1% in the nine months ended March 28, 2014 to 51.0% in the nine months ended March 27, 2015, primarily because of a decrease in sales to our customers in Europe. We expect that the portion of our future revenues attributable to customers in regions outside North America will decrease as compared with the three and nine months ended March 27, 2015.

The following table presents percentages of total revenues by geographic regions:

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
North America	49.3%	50.6%	49.0%	47.9%
Asia-Pacific	37.6	32.0	38.8	33.1
Europe	13.1	17.4	12.2	19.0

	100.0%	100.0%	100.0%	100.0%

Our Contracts

We enter into supply agreements with our customers which generally have an initial term of up to three years, subject to automatic renewals for subsequent one-year terms unless expressly terminated. Although there are no minimum purchase requirements in our supply agreements, our customers provide us with rolling forecasts of their demand requirements. Our supply agreements generally include provisions for pricing and periodic review of pricing, consignment of our customer’s unique production equipment to us, and the sharing of benefits from cost-savings derived from our efforts. We are generally required to purchase materials, which may include long lead-time materials and materials that are subject to minimum order quantities and/or non-cancelable or non-returnable terms, to meet the stated demands of our customers. After procuring materials, we manufacture products for our customers based on purchase orders that contain terms regarding product quantities, delivery locations and delivery dates. Our customers generally are obligated to purchase finished goods that we have manufactured according to their demand requirements. Materials that are not consumed by our customers within a specified period of time, or are no longer required due to a product’s cancellation or end-of-life, are typically designated as excess or obsolete inventory under our contracts. Once materials are designated as either excess or obsolete inventory, our customers are typically required to purchase such inventory from us even if they have chosen to cancel production of the related products.

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

A second significant element of our cost of revenues is employee costs, including indirect employee costs related to design, configuration and optimization of manufacturing processes for our customers, quality testing, materials testing and other engineering services; and direct costs related to our manufacturing employees. Direct employee costs include employee salaries, insurance and benefits, merit-based bonuses, recruitment, training and retention. Historically, our employee costs have increased primarily due to increases in the number of employees necessary to support our growth and, to a lesser extent, costs to recruit, train and retain employees. Our cost of revenues is significantly impacted by salary levels in Thailand and the PRC; the fluctuation of the Thai baht and Chinese Renminbi (RMB) against our functional currency, the U.S. dollar; and our ability to retain our employees. We expect our employee costs to increase as wages continue to increase in Thailand and the PRC. Wage increases may impact our ability to sustain our competitive advantage and may reduce our profit margin. We seek to mitigate these cost increases through improvements in employee productivity, employee retention, and asset utilization.

Our infrastructure costs are comprised of depreciation, utilities, facilities management, and overhead costs. Most of our facility leases are long-term agreements. Our depreciation costs include buildings and fixed assets, primarily at our Pinehurst campus in Thailand, and capital equipment located at each of our manufacturing locations.

During the three and nine months ended March 27, 2015, discretionary merit-based bonus awards were made to our non-executive employees. Charges included in cost of revenues for bonus distributions to non-executive employees were $0.6 million and $0.5 million for the three months ended March 27, 2015 and March 28, 2014, respectively, and $1.8 million and $1.6 million for the nine months ended March 27, 2015 and March 28, 2014, respectively.

Share-based compensation expense included in cost of revenues was $0.4 million and $0.3 million for the three months ended March 27, 2015 and March 28, 2014, respectively, and $1.1 million and $0.9 million for the nine months ended March 27, 2015 and March 28, 2014, respectively.

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

Selling, General and Administrative Expenses

Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative, and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense, and other general expenses not related to cost of revenues. In fiscal year 2015, we expect our SG&A expenses will increase on an absolute dollar basis and as a percentage of revenue compared with fiscal year 2014 due to the startup expenses of our facility in the United States.

The compensation committee of our board of directors approved a fiscal year 2015 executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP earnings per share targets for our fiscal year ending June 26, 2015, as well as qualitative objectives, based on achieving individual performance goals. Bonuses under our fiscal year 2015 executive incentive plan are payable after the end of fiscal year 2015. In fiscal year 2014, the compensation committee approved a fiscal year 2014 executive incentive plan with quantitative objectives, based on achieving certain revenue and gross margin percentage targets for our fiscal year ended June 27, 2014, as well as qualitative objectives, based on achieving individual performance goals. In the three months ended December 26, 2014, the compensation committee awarded bonuses to our executive employees for Company and individual achievements of performance under our fiscal 2014 executive incentive plan. Discretionary merit-based bonus awards were also available to our non-executive employees and were payable as of March 27, 2015.

Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $1.4 million and $0.7 million for the three months ended March 27, 2015 and March 28, 2014, respectively, and $2.6 million and $2.2 million for the nine months ended March 27, 2015 and March 28, 2014, respectively.

Share-based compensation expense included in SG&A expenses was $1.6 million and $1.2 million for the three months ended March 27, 2015 and March 28, 2014, respectively, and $4.7 million and $3.7 million for the nine months ended March 27, 2015 and March 28, 2014, respectively.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. Borrowings and interest under the term loan have been scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of March 27, 2015, we had outstanding borrowings under the term loan facility of $12.0 million. Under the terms of the cross currency swap arrangement amounts drawn in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month London Interbank Offered Rate (LIBOR) plus 2.8% per annum.

In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative financial instruments. We may enter into short-term forward exchange currency contracts or put option contracts to help manage currency exposures associated with certain assets and liabilities, primarily short-term obligations. The forward exchange contracts and put option contracts generally had original maturities of one to six months, and no forward exchange contract or put option contract has had an original maturity greater than one year. All foreign currency exchange contracts are recognized on the condensed consolidated balance sheet at fair value. As we do not apply hedge accounting to these instruments, the change in the fair value of the derivatives is recorded in foreign exchange (loss) gain, net on the condensed consolidated statements of operations and comprehensive income. The gains and losses on our forward exchange contracts and put option contracts generally offset losses and gains on the assets, liabilities, and transactions economically hedged and, accordingly, generally do not subject us to the risk of significant accounting losses.

We had foreign currency assets and liabilities in Thai baht and RMB as follows:

	As of March 27, 2015			As of June 27, 2014
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	535,823	$16,446	51.2	1,536,887	$47,318	79.6
RMB	96,250	15,677	48.8	74,813	12,156	20.4

Total		$32,123	100.0		$59,474	100.0

Liabilities
Thai baht	901,342	$27,665	85.9	735,490	$22,644	81.1
RMB	27,991	4,559	14.1	32,512	5,283	18.9

Total		$32,224	100.0		$27,927	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of March 27, 2015 and June 27, 2014, there were $45.0 million and $15.0 million, respectively, in put option contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of March 27, 2015 and June 27, 2014, we did not have any selling RMB to U.S. dollar forward or put option contracts.

As of March 27, 2015 and June 27, 2014, unrealized gain from the fair market value of derivatives amounted to $0.2 million and $0.1 million, respectively.

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

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5 and from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. Additionally, in December 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result of the announcement, corporate income tax rates for our Thai subsidiary were reduced from 30% in fiscal year 2012 to 23% in fiscal year 2013, and 20% in fiscal year 2014 and fiscal year 2015. In November 2014, the Thailand Revenue Department announced an extension of the 20% corporate income tax rate for another year to fiscal year 2016.

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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 27, 2014. During the second quarter of fiscal year 2015, we invested in marketable securities. The accounting policy is disclosed in Note 4 of the Notes to our unaudited condensed consolidated financial statements. In addition, a portion of our revenue is generated from consignment inventory segregated and stored on our customer’s request at a secure designated warehouse. The accounting policy relating to this revenue is further disclosed in Note 2 of the Notes to our unaudited condensed consolidated financial statements under the revenue recognition section of such note.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

(amount in thousands)	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Revenues	$189,453	$167,657	$567,131	$517,770
Cost of revenues	(167,796)	(150,374)	(503,907)	(461,312)

Gross profit	21,657	17,283	63,224	56,458
Selling, general and administrative expenses	(9,670)	(7,352)	(28,721)	(20,959)
Expenses related to reduction in workforce	—	—	(1,153)	—
Income related to flooding, net	—	38,151	—	44,748

Operating income	11,987	48,082	33,350	80,247
Interest income	258	560	956	1,262
Interest expense	(125)	(172)	(375)	(566)
Foreign exchange (loss) gain, net	(87)	(254)	(110)	46
Other (expense) income	(75)	173	(106)	544

Income before income taxes	11,958	48,389	33,715	81,533
Income tax expense	(1,113)	(727)	(3,108)	(135)

Net income	10,845	47,662	30,607	81,398
Other comprehensive income	512	—	26	—

Net comprehensive income	$11,357	$47,662	$30,633	$81,398

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(88.6)	(89.7)	(88.8)	(89.1)

Gross profit	11.4	10.3	11.2	10.9
Selling, general and administrative expenses	(5.1)	(4.4)	(5.1)	(4.0)
Expenses related to reduction in workforce	—	—	(0.2)	—
Income related to flooding, net	—	22.8	—	8.6

Operating income	6.3	28.7	5.9	15.5
Interest income	0.2	0.3	0.2	0.2
Interest expense	(0.1)	(0.1)	(0.1)	(0.1)
Foreign exchange (loss) gain, net	(0.1)	(0.2)	(0.0)	0.0
Other (expense) income	(0.0)	0.1	(0.0)	0.1

Income before income taxes	6.3	28.8	5.9	15.7
Income tax expense	(0.6)	(0.4)	(0.6)	0.0

Net income	5.7	28.4	5.4	15.7
Other comprehensive income	0.3	—	0.0	—

Net comprehensive income	6.0%	28.4%	5.4%	15.7%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 27, 2015	March 28, 2014	March 27, 2015	March 28, 2014
Optical communications	$136,537	$119,770	$405,600	$374,040
Lasers, sensors and other	52,916	47,887	161,531	143,730

Total	$189,453	$167,657	$567,131	$517,770

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three and Nine Months Ended March 27, 2015 with Three and Nine Months Ended March 28, 2014

Total revenues.

Our total revenues increased by $21.8 million, or 13.0%, to $189.5 million for the three months ended March 27, 2015, compared with $167.7 million for the three months ended March 28, 2014. This increase was primarily due to an increase in customers’ demand for both optical and non-optical communications manufacturing services during the three months ended March 27, 2015. Revenues from optical communications products represented 72.1% of our total revenues for the three months ended March 27, 2015, compared to 71.4% for the three months ended March 28, 2014.

Our total revenues increased by $49.4 million, or 9.5%, to $567.1 million for the nine months ended March 27, 2015, compared with $517.8 million for the nine months ended March 28, 2014. This increase was primarily due to an increase in customers’ demand for both optical and non-optical communications manufacturing services during the nine months ended March 27, 2015. Revenues from optical communications products represented 71.5% of our total revenues for the nine months ended March 27, 2015, compared to 72.2% for the nine months ended March 28, 2014.

Cost of revenues.

Our cost of revenues increased by $17.4 million, or 11.6%, to $167.8million, or 88.6% of total revenues, for the three months ended March 27, 2015, compared with $150.4 million, or 89.7% of total revenues, for the three months ended March 28, 2014. The percentage increase in cost of revenues was lower in percentage terms as compared with the percentage increase of total revenues primarily due to a change in favorable product mix during the three months ended March 27, 2015. Cost of revenues also included share-based compensation expense of $0.4 million for the three months ended March 27, 2015, compared with $0.3 million for the three months ended March 28, 2014.

Our cost of revenues increased by $42.6 million, or 9.2%, to $504.0 million, or 88.9% of total revenues, for the nine months ended March 27, 2015, compared with $461.3 million, or 89.1% of total revenues, for the nine months ended March 28, 2014. The percentage increase in cost of revenue was lower in percentage terms as compared with the percentage increase of total revenues primarily due to a change in favorable product mix during the nine months ended March 27, 2015. Cost of revenues also included share-based compensation expense of $1.1 million for the nine months ended March 27, 2015, compared with $0.9 million for the nine months ended March 28, 2014.

Gross profit.

Our gross profit increased by $4.4 million, or 25.3%, to $21.7 million, or 11.4% of total revenues, for the three months ended March 27, 2015, compared with $17.3 million, or 10.3% of total revenues, for the three months ended March 28, 2014. Our gross profit increased by $6.8 million, or 12.0%, to $63.2 million, or 11.2% of total revenues, for the nine months ended March 27, 2015, compared with $56.5 million, or 10.9% of total revenues, for the nine months ended March 28, 2014.

The improvement in gross profit margin during the three and nine months ended March 27, 2015, compared with the three and nine months ended March 28, 2014, was related to the change in product mix during the three and nine months ended March 27, 2015.

SG&A expenses.

Our SG&A expenses increased by $2.3 million, or 31.1%, to $9.6 million, or 5.1% of total revenues, for the three months ended March 27, 2015, compared with $7.4 million, or 4.4% of total revenues, for the three months ended March 28, 2014. Our SG&A expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in executive salaries and other benefits of $0.5 million, an increase in expenses relating to our new facility in the United States of $1.1 million, and an increase in sales and marketing expenses of $0.2 million. We also recorded share-based compensation charges of $1.6 million for the three months ended March 27, 2015, compared with $1.2 million for the three months ended March 28, 2014.

Our SG&A expenses increased by $7.7 million, or 36.9%, to $28.7 million, or 5.1% of total revenues, for the nine months ended March 27, 2015, compared with $21.0 million, or 4.0% of total revenues, for the nine months ended March 28, 2014. Our SG&A expenses increased in absolute dollars and as a percentage of revenue due primarily to $4.1 million in costs relating to our Audit Committee investigation concerning various accounting cut-off issues in fiscal year 2014, an increase in expenses relating to our new facility in the United States of $1.1 million, and an increase in sales and marketing expenses of $1.1 million. We also recorded share-based compensation charges of $4.7 million for the nine months ended March 27, 2015, compared with $3.7 million for the nine months ended March 28, 2014.

Expenses related to reduction in workforce.

During the nine months ended March 27, 2015, we implemented a reduction in workforce and incurred expenses of approximately $1.2 million which represented severance and benefits costs associated with the termination of approximately 100 employees in accordance with contractual obligations and local regulations.

Income related to flooding.

In the three months ended March 27, 2015, we did not have income related to flooding. In the three months ended March 28, 2014, we recognized $38.6 million of income related to flooding, which consisted of a final payment from our insurers against our claim for owned and customer-owned equipment and inventory, offsets by a recognition of $0.5 million of other expenses from write-offs of advance payments to a customer due to flood losses.

In the nine months ended March 27, 2015, we did not have income related to flooding. In the nine months ended March 28, 2014, we recognized $45.2 million of income related to flooding, which consisted of payments from our insurers against our claim for owned and customer-owned equipment and inventory, offsets by a recognition of $0.5 million of other expenses from write-offs of advance payments to a customer due to flood losses.

Operating income.

Our operating income decreased by $36.1 million to $12.0 million, or 6.3% of total revenues, for the three months ended March 27, 2015, compared with $48.1 million, or 28.7% of total revenues, for the three months ended March 28, 2014.

Our operating income decreased by $46.9 million to $33.4 million, or 5.9% of total revenues, for the nine months ended March 27, 2015, compared with $80.2 million, or 15.5% of total revenues, for the nine months ended March 28, 2014.

Interest income.

Our interest income decreased by $0.3 million to $0.3 million, or 0.1% of total revenues, for the three months ended March 27, 2015, compared with $0.6 million for the three months ended March 28, 2014. Our interest income decreased by $0.3 million to $1.0 million, or 0.2% of total revenue, for the nine months ended March 27, 2015, compared with $1.3 million for the nine months ended March 28, 2014.

Interest expense.

Our interest expense decreased by $0.1 million to $0.1 million for the three months ended March 27, 2015, compared with $0.2 million for the three months ended March 28, 2014. Our interest expense decreased by $0.2 million to $0.4 million for the nine months ended March 27, 2015, compared with $0.6 million for the nine months ended March 28, 2014. These decreases were due to a decrease in our average long-term loan balances resulting from repayment during the fourth quarter of fiscal year 2014.

Income before income taxes.

We recorded income before income taxes of $12.0 million and $33.7 million for the three and nine months ended March 27, 2015, respectively, compared with income before income taxes of $48.4 million and $81.5 million for the three and nine months ended March 28, 2014, respectively.

Income tax expense.

Our provision for income tax reflects an effective tax rate of 9.3% for the three months ended March 27, 2015, compared with an effective tax rate of 1.5% for the three months ended March 28, 2014. The increase was primarily due to the fact that we had higher taxable income during the three months ended March 27, 2015 as compared to the three months ended March 28, 2014 because the income related to flooding of $38.2 million that was recognized during the three months ended March 28, 2014 was not subject to income tax.

Our provision for income tax reflects an effective tax rate of 9.2% for the nine months ended March 27, 2015, compared with an effective tax rate of 0.2% for the nine months ended March 28, 2014. The increase was primarily due to the fact that we had higher taxable income during the nine months ended March 27, 2015 as compared to the nine months ended March 28, 2014 because the income related to flooding of $44.7 million that was recognized during the nine months ended March 28, 2014 was not subject to income tax. This impact was offset with the reversal of liabilities for uncertain tax positions, including accrued interest of $1.5 million in the nine months ended March 27, 2015 and an increase in deferred tax assets of $0.6 million from the increase in the income tax rate of the Company’s subsidiary in China from 15% in the nine months ended March 28, 2014 to 25% in the nine months ended March 27, 2015 due to the expiration of a tax privilege.

Net income.

We recorded net income of $10.8 million, or 5.7% of total revenues, for the three months ended March 27, 2015, compared with $47.7 million, or 28.4% of total revenues, for the three months ended March 28, 2014.

We recorded net income of $30.6 million, or 5.4% of total revenues, for the nine months ended March 27, 2015, compared with $81.4 million, or 15.7% of total revenues, for the nine months ended March 28, 2014.

Other comprehensive income.

We recorded other comprehensive income related to accumulated net unrealized gain on available-for-sale investments of $0.5 million and $0.02 million for the three and nine months ended March 27, 2015, respectively.

Liquidity and Capital Resources

Cash Flows and Working Capital

We primarily finance our operations through cash flow from operations. As of March 27, 2015 and March 28, 2014, we had cash, cash equivalents, and marketable securities of $254.3 million and $233.5 million, respectively, and outstanding debt of $42.0 million and $21.7 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents for the three and nine months ended March 27, 2015 was 0.7% and 0.6%, respectively, and for the three and nine months ended March 28, 2014 was 1.1% and 1.0%, respectively.

Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A1, P-1, F1 or better. No security may have an effective maturity that exceeds three years. Our investments in fixed income securities are primarily classified as available-for-sale securities and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on these securities are recorded as other comprehensive income (loss) and are reported as a separate component of shareholders’ equity.

As of June 27, 2014, all claims that we submitted to our insurance companies for flood related losses had been settled. We recognized $38.6 million and $45.2 million as income related to flooding in the three and nine months ended March 28, 2014, respectively, towards full and final settlement of our owned and consigned equipment and inventory claims. This income was offset by the recognition of $0.5 million of other expense in connection with write-offs of advance payments to a customer due to flood losses.

During the nine months ended March 28, 2014, we made a cash payment of $5.2 million and transferred equipment, with an aggregate value of $2.3 million, to a customer towards full and final settlement for flood-related losses incurred by this customer in accordance with the settlement agreement entered into during fiscal 2013 with such customer. In addition, during the nine months ended March 28, 2014, we fulfilled our obligations to a customer’s insurers by making a payment of $2.2 million for full and final settlement of our liability to such insurer for damages to customer-owned inventory that occurred during the flooding, in accordance with a settlement agreement entered into during fiscal year 2013 with such insurer. We also made a cash payment of $0.1 million towards other flood-related settlements during the nine months ended March 28, 2014.

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

We believe that our current manufacturing capacity, including our new facility in the United States, is sufficient to meet our anticipated production requirements for at least the next 12 months. We maintain a long-term credit facility associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 24 months. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay this obligation.

The following table shows our cash flows for the periods indicated:

	Nine Months Ended
(amount in thousands)	March 27, 2015	March 28, 2014
Net cash provided by operating activities	$40,481	$58,604
Net cash (used in) provided by investing activities	$(169,159)	$30,515
Net cash provided by (used in) financing activities	$24,122	$(3,493)
Net (decrease) increase in cash and cash equivalents	$(104,556)	$85,626
Cash and cash equivalent, beginning of period	$233,477	$149,716
Cash and cash equivalents, end of period	$128,946	$233,664

Operating Activities

Net cash provided by operating activities decreased by $18.1 million, or 30.9%, to $40.5 million for the nine months ended March 27, 2015, compared with net cash provided by operating activities of $58.6 million for the nine months ended March 28, 2014. This decrease was due to a number of factors, including a decrease of $50.8 million in net income from the period, against which the income from flooding of $45.2 million in fiscal 2014 needs to be offset, a decrease of $7.4 million in the proceeds from insurers for the final settlement of inventory losses related to flooding, a decrease in changes in accounts payable of $16.2 million and a decrease in collections from customers of $ 18.9 million, an increase in the changes in inventory of $ 17.1 million to support customer demands in the subsequent quarter and an increase in changes in final settlement of flood-related liabilities to third parties in the third quarter of fiscal year 2014 of $7.5 million.

Investing Activities

Net cash used in investing activities increased by $199.7 million, or 654.3%, to $169.2 million for the nine months ended March 27, 2015, compared with net cash provided in investing activities of $30.5 million for the nine months ended March 28, 2014. This increase in net cash used in investing activities was primarily due to an increase of $126.2 million in available-for-sale securities and an increase of $35.7 million in purchase of property, plant, and equipment for the purpose of expanding our manufacturing operations in the United States, as well as a decrease of $37.8 million in proceeds from insurers in settlement of claims related to flood damage.

Financing Activities

Net cash provided by financing activities increased by $27.6 million, or 790.6%, to $24.1 million for the nine months ended March 27, 2015, compared with net cash used in financing activities of $3.5 million for the nine months ended March 28, 2014. This increase in net cash provided by financing activities was primarily due to an increase in proceeds from a revolving loan of $30.0 million to purchase land and a building in the United States and a decrease of $3.2 million in proceeds from the issuance of ordinary shares under employee share option plans, offset by the payment of debt issuance costs of $1.8 million from our credit facility agreement and a decrease in repayment of the Company’s long-term loans of $2.8 million due to the payment to extinguish one of the long-term loan contracts in April 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents, and marketable securities totaling $254.3 million and $233.5 million as of March 27, 2015 and June 27, 2014, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and marketable securities are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the nine months ended March 27, 2015 and March 28, 2014, our interest income would have decreased by approximately $0.1 million and $0.1 million, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the Singapore Inter-Bank Offered Rate (SIBOR), and the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the SIBOR and the LIBOR had increased by 100 basis points during the nine months ended March 27, 2015 and March 28, 2014, our interest expense would have increased by approximately $0.1 million and $0.2 million, respectively, assuming consistent borrowing levels.

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

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to six months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign currency loss of $0.1 million and foreign currency loss of $0.1 million during the three and nine months ended March 27, 2015, respectively, and foreign currency loss of $0.3 million and foreign currency gain of $0.1 million during the three and nine months ended March 28, 2014, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $0.01 million as of March 27, 2015 and an increase in our net dollar position of approximately $3.5 million as of June 27, 2014. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of March 27, 2015, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our marketable securities as of March 27, 2015 are held in various financial institutions with a maturity limit not to exceed 3 years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of March 27, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of that date.

Remediation Steps

As disclosed in our Annual Report for the fiscal year ended June 27, 2014, we identified a material weakness in our internal control over financial reporting such that our disclosure controls and procedures related to revenue recognition for certain volume supply agreements with our customers were not effective. Specifically, we determined that we did not apply appropriate U.S. GAAP knowledge and expertise when assessing the terms of these arrangements with respect to when title and risk of loss transfers to our customers.

During the third quarter of fiscal year 2015, our management, under the supervision of our CEO and CFO, undertook the following actions intended to remedy this material weakness, and to improve our control processes and procedures with respect to revenue recognition:

•	We have engaged a technical accounting consultant to enhance awareness and understanding of U.S. GAAP standards and principles related to relevant technical accounting topics, especially revenue recognition and cut-off criteria. We also will continue to enhance our technical accounting training, led by appropriate technical accounting experts to improve awareness and understanding of all relevant accounting standards to ensure compliance with U.S. GAAP.

•	We conducted mandatory revenue recognition training for our management staff using a third party advisor. The training focused on the scope and application of our policy concerning revenue recognition.

•	We are implementing procedures to ensure that significant existing customer contracts and other contracts undergo a comprehensive review to ensure that the financial accounting for such contracts is in compliance with U.S. GAAP and that the contracts properly reflect our current business practices.

•	We are implementing procedures to ensure that all new customer and other new significant contracts undergo a comprehensive review at inception to ensure that the financial accounting for such contracts is in compliance with U.S. GAAP and that the contracts properly reflect our current business practices.

•	All contracts covered above will be reviewed on a quarterly basis to ensure that the existing applicability of the accounting treatment under U.S. GAAP remains appropriate.

We believe that these remedial steps represent significant improvements to our internal controls. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting. If not fully remediated, further remediation measures may be required, which may result in additional implementation time. In addition, under the direction of the Audit Committee, management will continue to review and make necessary changes to the overall design of the system of internal controls, and the control environment, to improve the overall effectiveness of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes in the Company’s internal control over financial reporting during the three months ended March 27, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During the three months ended March 27, 2015 and March 28, 2014, we had two customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 30% and 45% of our total revenues, respectively, during the period. During the nine months ended March 27, 2015 and March 28, 2014, we had two customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 31% and 46% of our total revenues, respectively, during the period. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price.

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

Natural disasters, such as the October and November 2011 flooding in Thailand, where most of our manufacturing operations are located, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products and for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the October and November 2011 flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand and cease production permanently at our Chokchai facility in Thailand, which adversely affected our ability to meet our customers’ demands during fiscal year 2012. In some countries in which we operate, including the PRC and Thailand, potential outbreaks of infectious diseases such as the H1N1 influenza virus, severe acute respiratory syndrome (SARS) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. In addition, increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers, and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the United States and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.

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

Also, we have significant exposure to changes in the exchange rate between the RMB and the U.S. dollar. The expenses of our PRC subsidiary are denominated in RMB. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of March 27, 2015, the U.S. dollar had appreciated approximately 0.2% against the RMB since March 29, 2013. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further and more significant appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill-to-location of customers outside of North America accounted for 50.7% and 49.4% of our total revenues for the three months ended March 27, 2015 and March 28, 2014, respectively, and 51.0% and 52.1% of our total revenues for the nine months ended March 27, 2015 and March 28, 2014, respectively. We expect that total revenues from the bill to location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further expose us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

Political unrest and demonstrations, as well as changes in the political, social, business or economic conditions in Thailand, could harm our business, financial condition and operating results.

The majority of our assets and manufacturing operations are located in Thailand. Therefore, political, social, business and economic conditions in Thailand have a significant effect on our business. In March 2015, Thailand was assessed as a medium-high political risk by AON Political Risk, a risk management, insurance and consulting firm. Any changes to tax regimes, laws, exchange controls or political action in Thailand may harm our business, financial condition and operating results.

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

We anticipate that we will continue to invest in our customized optics manufacturing facilities located in Fuzhou, China. Because these operations are located in the PRC, they are subject to greater political, legal and economic risks than the geographies in which the facilities of many of our competitors and customers are located. In particular, the political and economic climate in the PRC (both at national and regional levels) is fluid and unpredictable. In March 2015, the PRC was assessed as a medium-high political risk by AON Political Risk. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to change further. Any changes to the political, legal or economic climate in the PRC could harm our business, financial condition and operating results.

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

We most recently expanded our manufacturing capacity with the purchase of land and a building in Santa Clara, California. We may continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

Given the nature and complexity of our business and the fact that some members of our management team are located in Thailand while others are located in the United States, control deficiencies may periodically occur. For example, following an internal investigation by the Audit Committee of our Board of Directors concerning various accounting cut-off issues, we recently identified certain significant deficiencies in our internal control over financial reporting. While we have ongoing measures and procedures to prevent and remedy control deficiencies, if they occur there can be no assurance that we will be successful or that we will be able to prevent material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Moreover, if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses in future periods, the market price of our ordinary shares could decline and we could be subject to potential delisting by the NYSE and review by the NYSE, the SEC, or other regulatory authorities, which would require the expenditure by us of additional financial and management resources. As a result, our shareholders could lose confidence in our financial reporting, which would harm our business and the market price of our ordinary shares.

We are subject to the risk of increased income taxes, which could harm our business, financial condition and operating results.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC and the United States, any of which jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5 and from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on, among other things, the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations. In addition, we benefit from recent reductions in corporate tax rates in Thailand for fiscal year 2013 to 2016.

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

We are subject to governmental export and import controls in Thailand, the PRC and the United States that may limit our business opportunities. Various countries regulate the import of certain technologies and have enacted laws that could limit our ability to export or sell the products we manufacture. The export of certain technologies from the United States and other nations to the PRC is barred by applicable export controls, and similar prohibitions could be extended to Thailand, thereby limiting our ability to manufacture certain products. Any change in export or import regulations or related legislation, shift in approach to the enforcement of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could limit our ability to offer our manufacturing services to existing or potential customers, which could harm our business, financial condition and operating results.

The loan agreements for our long-term and short-term debt obligations and other credit facilities contain financial ratio covenants that may impair our ability to conduct our business.

We have loan agreements for our long-term and short-term debt obligations, which contain financial ratio covenants that may limit management’s discretion with respect to certain business matters. These covenants require us to maintain a specified debt-to-equity ratio, debt service coverage ratio (earnings before interest and depreciation and amortization plus cash on hand minus short-term debt), a minimum tangible net worth and a minimum quick ratio, which may restrict our ability to incur additional indebtedness and limit our ability to use our cash. In the event of our default on these loans or a breach of a covenant, the lenders may immediately cancel the loan agreement, deem the full amount of the outstanding indebtedness immediately due and payable, charge us interest on a monthly basis on the full amount of the outstanding indebtedness and, if we cannot repay all of our outstanding obligations, sell the assets pledged as collateral for the loan in order to fulfill our obligation. We may also be held responsible for any damages and related expenses incurred by the lender as a result of any default. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results.

Our investment portfolio may become impaired by deterioration of the capital markets.

We use professional investment management firms to manage our excess cash and cash equivalents. Our marketable securities as of March 27, 2015 are primarily investments in a fixed income portfolio, including corporate bonds and commercial paper, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in marketable securities with a maturity in excess of three years.

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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 27, 2015, we did not record any impairment charges associated with our investment portfolio of marketable securities, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (as amended) of the Cayman Islands and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under the laws of the Cayman Islands are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States. Therefore, you may have more difficulty in protecting your interests than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.

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

If the arrangement and reconstruction is thus approved, the dissenting shareholder would have no rights comparable to appraisal rights, which would otherwise ordinarily be available to dissenting shareholders of a corporation incorporated in a jurisdiction in the United States, providing rights to receive payment in cash for the judicially determined value of the shares. This may make it more difficult for you to assess the value of any consideration you may receive in a merger or consolidation or to require that the offeror give you additional consideration if you believe the consideration offered is insufficient.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2015.

FABRINET

By:	/s/ TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.1	Amended and Restated Offer Letter, dated February 5, 2015, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	8-K	10.1	February 12, 2015	001-34755

10.2	Amended and Restated Offer Letter, dated February 5, 2015, by and between Toh-Seng Ng and Fabrinet USA, Inc.	8-K	10.2	February 12, 2015	001-34755

10.3	Second Amendment to Credit Agreement, dated as of February 26, 2015, by and among Fabrinet, the Guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent.	8-K	10.1	March 2, 2015	001-34755

10.4	Sale, Purchase and Escrow Agreement, dated as of February 11, 2015, for 4900 Patrick Henry Drive, Santa Clara, California

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.