Form 10-K
period 2015-06-26
Fabrinet
filed 2015-08-19
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 26, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 26, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of approximately $594,264,000, based on the closing price for the registrant’s ordinary shares as reported on the New York Stock Exchange on such date.

As of August 7, 2015, the registrant had 35,440,694 ordinary shares, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FABRINET

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 26, 2015

PART I

ITEM 1.	BUSINESS.

Overview

We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (OEMs) of complex products such as optical communication components, modules and sub-systems, industrial lasers, medical devices, and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and test. Although, we focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix”, we also have the capability to accommodate high-volume production. Based on our experience with, and feedback from, customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers, automotive, medical, and sensors markets.

Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities, such as optical communications, industrial lasers, automotive, medical, and sensors. Our customers in these industries support a growing number of end-markets, including automotive, biotechnology, communications, materials processing, medical devices, metrology and semiconductor processing. Our revenues from lasers, sensors and other markets as a percentage of total revenues have slightly decreased from 28.6% for the year ended June 27, 2014 (“fiscal year 2014”) to 28.5% for the year ended June 26, 2015 (“fiscal year 2015”), while our revenues from optical communications products as a percentage of total revenues slightly increased from 71.4% for fiscal year 2014 to 71.5% for fiscal year 2015.

In many cases, we are the sole outsourced manufacturing partner used by our customers for the products that we produce for them. The products that we manufacture for our OEM customers include:

•	optical communications devices, such as:

•

selective switching products, such as reconfigurable optical add-drop multiplexers (ROADMs), optical amplifiers, modulators and other optical components and modules that collectively enable network managers to route voice, video and data communications traffic through fiber optic cables at various wavelengths, speeds, and over various distances;

•

tunable transponders and transceivers that eliminate, at a significant cost savings to the service provider, the need to stock individual fixed wavelength transponders and transceivers used in voice and data communications networks; and

•	active optical cables providing high-speed interconnect capabilities for data centers and computing clusters, as well as Infiniband, Ethernet, fiber channel and optical backplane connectivity;

•

solid state, diode-pumped, gas and fiber lasers (collectively referred to as “industrial lasers”) used across a broad array of industries, including semiconductor processing (wafer inspection, wafer dicing, wafer scribing), biotechnology and medical device (DNA sequencing, flow cytometry, hematology, antibody detection), metrology (instrumentation, calibration, inspection), and material processing (photo processing, textile cutting, annealing, marking, engraving, and welding); and

•	sensors, including differential pressure, micro-gyro, fuel and other sensors that are used in automobiles, and non-contact temperature measurement sensors for the medical industry.

We also design and fabricate application-specific crystals, lenses, prisms, mirrors, laser components and substrates (collectively referred to as “customized optics”) and other custom and standard borosilicate, clear fused quartz, and synthetic fused silica glass products (collectively referred to as “customized glass”). We incorporate our customized optics and glass into many of the products we manufacture for our OEM customers, and we also sell customized optics and glass in the merchant market.

We believe we offer differentiated manufacturing services through our optical and electro-mechanical process technologies and our strategic alignment with our customers. Our dedicated process and design engineers, who have a deep knowledge in materials sciences and physics, are able to tailor our service offerings to accommodate our customers’ complex engineering assignments. Our range of capabilities, from the design of customized optics and glass through process engineering and testing of finished assemblies, provides us with a knowledge base that we believe often leads to improvements in our customers’ product development cycles, manufacturing cycle times, quality and reliability, manufacturing yields and end product costs. We offer an efficient, technologically advanced and flexible manufacturing infrastructure designed to enable the scale production of low-volume, high-mix products, as well as high-volume products. We specialize in complex prototype and new product introduction services, with specialized resources to meet customers’ quick-turn printed circuit board assembly (PCBA) and early stage manufacturing requirements. We have a dedicated engineering team to support the advanced optical packaging needs of our customers’ cutting edge products, which allows them to accelerate development and time-to-market for such products. We often provide a “factory-within-a-factory” manufacturing environment to safeguard our customers’ intellectual property by physically segregating certain key employees and manufacturing space from the resources we use for other customers. We also provide our customers with a customized software platform to monitor all aspects of the manufacturing process, enabling our customers to remotely access our databases to monitor yields, inventory positions, work-in-progress status and vendor quality data in real time. We believe there is no other manufacturing services provider with a similar breadth and depth of optical and electro-mechanical engineering and process technology capabilities that does not directly compete with its customers in their end-markets. As a result, we believe we are more closely aligned and better able to develop long-term relationships with our customers than our competitors.

We are organized and operate in a single segment. See Note 18, Business segments and geographic information of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report, which is incorporated herein by reference.

As of June 26, 2015, our facilities comprised approximately 1.3 million total square feet, including approximately 0.1 million square feet of office space and approximately 1.2 million square feet devoted to manufacturing and related activities, of which approximately 0.5 million square feet are clean room facilities. Of the aggregate square footage of our facilities, approximately 1.0 million square feet are located in Thailand and the balance is located in the People’s Republic of China (“PRC or China”) and the United States. See Part I, Item 2. Properties of this Report.

Thailand Flooding

We suspended production at all of our manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 due to severe flooding in Thailand. We never resumed, and have permanently ceased, production at our Chokchai facility. We submitted claims for losses to our insurance companies, all of which were settled as of the end of fiscal year 2014.

In fiscal year 2014, we received from our insurer a final payment of $45.2 million against our claims for owned and consigned equipment and inventory, which we recognized as income related to flooding. This income was offset by $0.5 million of other expenses from write-offs of advance payments to a customer due to flood-related losses.

During fiscal year 2014, we fulfilled our obligations to a customer in accordance with the settlement agreement entered into during the third quarter of fiscal year 2013 by making a final cash payment of $5.3 million and transferred equipment, with an aggregate value of $2.3 million, to such customer. In addition, we fulfilled our obligations to a customer’s insurers in accordance with a settlement agreement entered into during the fourth quarter of fiscal 2013 by making a payment of $2.3 million.

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

Industrial Lasers, Sensors and Others

The optical and electro-mechanical process technologies used in the optical communications market also have applications in other similarly complex end-markets that require advanced precision manufacturing capabilities, such as automotive, industrial lasers, medical devices, and sensors. These markets are substantially larger than the optical communications components and modules market. Growth in the industrial lasers, medical, and sensors markets is expected to be driven by demand for:

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

Our Competitive Strengths

We believe we have succeeded in providing differentiated services to the optical communications, industrial lasers, medical, and sensors industries due to our long-term focus on optical and electro-mechanical process technologies, strategic alignment with our customers and our commitment to total customer satisfaction. More specifically, our key competitive strengths include:

•

Advanced Optical and Electro-Mechanical Manufacturing Technologies: We believe that our optical and electro-mechanical process technologies and capabilities, coupled with our customized optics and glass technologies, provide us with a key competitive advantage. These technologies include:

•	advanced optical and precision packaging;

•	reliability and environmental testing;

•	optical and mechanical material and process analysis;

•	precision optical fiber and electro-mechanical assembly;

•	complex printed circuit board assembly;

•	customized software tools for low-volume, high-mix manufacturing;

•	turn-key manufacturing systems;

•	fiber metallization and lensing;

•	fiber handling and fiber alignment;

•	crystal growth and processing;

•	precision lapping and polishing;

•	precision glass drawing; and

•	optical coating.

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

•

Customizable Factory-Within-a-Factory Production Environment: We offer our customers exclusive engineering teams and manufacturing space for production. We call this concept of segregating production by customer a “factory-within-a-factory.” We believe our approach maximizes intellectual property protection and provides greater opportunities to reduce cost and improve time to market for our customers’ products.

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

•

Leverage Our Technology and Manufacturing Capabilities to Continue to Diversify Our End-Markets: We intend to use our technological strengths in precision optical and electro-mechanical manufacturing, advanced packaging and process design engineering to continue our diversification into industrial lasers, medical, sensors, and other select markets that require similar capabilities.

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

•

Broaden Our Client Base Geographically: Our manufacturing services are incorporated into products that are distributed in markets worldwide, but we intend to further build out our client base in strategic regions. We intend to focus on expanding our client base in Europe, Asia-Pacific, and the United States. We believe these regions have a large and robust optics market, as well as a need for advanced manufacturing services in other growth markets, and would benefit from our precision optical and electromechanical manufacturing services.

Service Offerings

We offer integrated precision optical, electro-mechanical, and electronic manufacturing services and customized optics and glass fabrication services for our OEM customers.

Precision Optical, Electro-Mechanical, and Electronic Manufacturing Services

Process Design and Engineering

We continuously analyze our customers’ product designs for cost and manufacturability improvements. We perform detailed design for manufacturability studies and design of experiments to assist in optimizing a product’s design for the lowest cost possible without compromising the quality specifications of form, fit and function. In the case of a new product design, we may assist in assembling one or more prototype products using the same production line and the same engineering and manufacturing teams that would be used for product qualification and volume production. We often transfer production from a customer’s internal prototype or production lines to our own facilities, requiring a copy-exact: the setup of a production process identical to the one used by our customer to minimize the number of variables and expedite qualification.

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

Printed Circuit Board Assembly (PCBA) and Test

Printed circuit board assembly involves attaching electronic components, such as integrated circuits, capacitors, receivers, transceivers and other components and modules to printed circuit boards. We employ a variety of mounting and assembly technologies, including SMT, PTH and ACT, press-fit, and other connection processes that are focused on miniaturization and increasing the density of component placement on printed circuit boards. These technologies, which support the needs of our customers to provide greater functionality in smaller products, include chip-scale packaging, ball grid array, direct chip attach and high density interconnect. We perform in-circuit, functional and environmental testing of printed circuit board assemblies to verify all components are properly inserted, attached and the electrical circuits are complete, and that the board or assembly operates in accordance with its final design and manufacturing specifications.

Dedicated New Product Introduction (NPI)

We are committed to providing dedicated new product introduction (NPI) capabilities designed to ensure that our customers’ products get to market as quickly as possible. Co-locating strong engineering services in process design, prototyping, DFM and test at these locations gives customers as full suite of NPI services for quick turn PCBA to box-build to full system assembly. Stringent IP protection protocols are strictly enforced throughout the entire process, safeguarding our customers’ intellectual property. Our NPI sites are outfitted with state-of-the-art production equipment that mirrors the equipment used in our low-cost manufacturing facilities, ensuring a fast, smooth transition to a low-cost production environment once the product is qualified.

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

•	Laser Optics: Includes crystals (such as YVO4, Nd: YVO4, Cr: YAG, and BBO), optics, high reflectivity mirrors, lenses, prisms and windows used in laser applications.

•	Medical Optics: Includes mirrors, lenses, filters, waveplates, windows, and prisms incorporated into various medical equipment products.

•	Storage Optics: Includes mirrors, polarizing beam splitters or PBS, and waveplates incorporated into optical storage products.

•	Surveying Optics: Includes penta prisms, corner cubes, and T-Windows incorporated into precision surveying products.

•	Telecom Optics: Includes lenses (such as spherical, a-spherical, C-lens, and cylindrical), waveplates, mirrors, prisms, filters and YVO4 crystals used for telecommunications applications.

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

We continuously invest in new and optimized processes to accommodate the next generation of optical devices, such as optical packaging, anti-reflective coating and complex printed circuit board technologies. We believe many of these manufacturing processes and technologies will be key to developing and commercializing the next generation of optical devices, which may include multi-function passive optics and photonic integrated circuits (which are devices that incorporate various optical components and modules into a packaged chip), receivers integrated with an optical amplifier, and active optical cabling. We also anticipate our customers will continue to desire our vertically integrated capabilities, designing customized optics and glass to be incorporated into optical components, modules and complete network or laser systems.

Customers, Sales and Marketing

The optical communications market we serve is highly concentrated. Therefore, we expect a significant percentage of our total revenues will continue to come from a small number of customers. During fiscal year 2015 and fiscal year 2014, we had two customers that each contributed 10% or more of our total revenues. These two customers together accounted for 30% and 46%, respectively, of our total revenues during such fiscal years.

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

In addition to these standards, we are committed to the deployment of sustainable manufacturing, lean initiatives, and continuous improvement throughout our operations. The implementation of lean manufacturing initiatives helps improve efficiency and reduce waste in the manufacturing process in areas such as inventory on hand, set up times, and floor space and the number of people required for production, while Kaizen and Six Sigma ensures continuous improvement by reducing process variation.

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

Our overall competitive position depends upon a number of factors, including:

•	our manufacturing technologies and capacity;

•	the quality of our manufacturing processes and products;

•	our supply chain tools and data management systems;

•	our ability to safeguard and protect our customers’ intellectual property;

•	our engineering and prototyping capabilities;

•	our ability to strengthen and broaden our engineering services and know-how to participate in the growth of emerging technologies;

•	our ability to deliver on-time;

•	our ability to deliver continuous cost improvements; and

•	our responsiveness and flexibility.

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

We regard our own manufacturing process technologies and customized optics and glass designs as proprietary intellectual property. We own any process engineering technology independently developed in-house by our technical staff. As part of our manufacturing services, to the extent we utilize our own manufacturing process technologies in the manufacture of our customers’ products, we grant our customers a royalty-free license to these process engineering technologies for the purpose of allowing our customers to make their products. Any process engineering or other improvements that we develop in connection with the improvement or optimization of a process for the manufacturing of a customer’s products are immediately assigned to that customer. To protect our proprietary rights, we rely largely upon a combination of trade secrets, non-disclosure agreements and internal security systems. Historically, patents have not played a significant role in the protection of our proprietary rights. Nevertheless, we currently have a relatively small number of solely-owned and jointly-held PRC patents in various customized optic technologies with expiration dates between 2015 and 2032. We believe that both our evolving business practices and industry trends may result in the continued growth of our patent portfolio and its importance to us, particularly as we expand our business.

Environmental Regulation

We are subject to a variety of international and U.S. laws and other legal requirements relating to the use, disposal, cleanup of and human exposure to, hazardous materials. To date, such laws and regulations have not materially affected our business. We do not anticipate any material capital expenditures for environmental control facilities for the foreseeable future. While to date we are not aware of any material exposures, there can be no assurance that environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no problem is currently known.

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

Corporate Structure

Fabrinet was incorporated under the laws of the Cayman Islands in August 1999 and commenced business operations in January 2000. We have nine subsidiaries, all of which are wholly-owned.

We incorporated Fabrinet Co., Ltd. and Fabrinet USA, Inc., a California corporation, in 1999. We incorporated FBN New Jersey Manufacturing, Inc. (or Vitrocom), a Delaware corporation, and acquired Fabrinet China Holdings (Mauritius Island) and CASIX, Inc. (People’s Republic of China) in 2005. We incorporated Fabrinet Pte., Ltd. (Singapore) in 2007. We incorporated Fabrilink SEZC (the Cayman Islands) and Fabrinet West, Inc. and Fabritek, Inc., California corporations, in 2015.

As the parent company, we enter into contracts directly with our customers, and have entered into various inter-company agreements with some of our subsidiaries, while Casix and Vitrocom each enter into sales contracts or purchase orders directly with their customers. We have inter-company agreements with Fabrinet Co., Ltd., and Vitrocom, whereby each provides manufacturing services to us. We also have inter-company agreements with Fabrinet USA, Inc., and Fabrinet Pte., Ltd. to provide us with certain administrative and business development services.

Employees

As of June 26, 2015, we had approximately 6,845 full-time employees located in Thailand, the PRC, North America, Europe, and the Cayman Islands. As of June 26, 2015, we had approximately 5,860 full-time employees located in Thailand, approximately 5,740 of whom were engaged in manufacturing operations and approximately 120 of whom were engaged in general and administrative functions. As of June 26, 2015, we had approximately 910 full-time employees located in the PRC, approximately 860 of whom were engaged in manufacturing operations and 50 of whom were engaged in general and administrative functions. As of June 26, 2015, we had approximately 70 full-time employees located in the United States, approximately 50 of whom were engaged in manufacturing operations and 20 of whom were engaged in general and administrative functions. As of June 26, 2015, we had 5 full-time employees located in Europe and the Cayman Islands, which were engaged in business development and administrative activities. None of our employees are represented by a labor union. We have not experienced any work stoppages, slowdowns, or strikes. We consider our relations with our employees to be positive.

Available Information

Our website is located at www.Fabrinet.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the “Investors” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (SEC). You may also access all of our public filings through the SEC’s website at www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During fiscal year 2015 and fiscal year 2014, we had two customers that each contributed 10% or more of our total revenues. These customers together accounted for 30% and 46% of our total revenues, respectively, during each of the last two fiscal years. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price.

Further, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may be exacerbated by the recent conditions in the credit markets, and the continual uncertainty in the global economies. Certain of our customers have gone out of business, declared bankruptcy, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers.

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

Natural disasters, including the 2011 flooding in Thailand, epidemics, acts of terrorism and other political and economic developments could harm our business, financial condition, and operating results.

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

Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (i) relative strength or weakness of the global economy or certain countries or regions, (ii) an uncertain regulatory environment, and (iii) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.

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

Our quarterly revenues, gross profit margins, and operating results have fluctuated significantly and may continue to fluctuate significantly in the future. For example, any of the risks described in this “Risk Factors” section and, in particular, the following factors, could cause our quarterly and annual revenues, gross profit margins, and operating results to fluctuate from period to period:

•	our ability to acquire new customers and retain our existing customers by delivering superior quality, cost, and customer service;

•	the cyclicality of the optical communications market, as well as the industrial lasers, medical, and sensors markets;

•	competition;

•	our ability to achieve favorable pricing for our services;

•	our ability to manage our headcount and other costs; and

•	changes in the relative mix in our revenues.

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

We provide manufacturing services to companies, and rely on suppliers, that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the overall economy that affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. If our suppliers experience financial difficulty, we could have trouble sourcing materials necessary to fulfill production requirements and meet scheduled shipments. Any such financial difficulty could adversely affect our operating results and financial condition by resulting in a reduction in our revenues, a charge for inventory write-offs, a provision for doubtful accounts, and an increase in working capital requirements due to increases in days in inventory and in days in accounts receivable. For example, in July 2014, one of our customers filed for bankruptcy protection under the Local Trade Court in France; however, the potential losses from this particular customer did not have a significant effect on our consolidated financial statements.

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

Also, we have significant exposure to changes in the exchange rate between the RMB and the U.S. dollar. The expenses of our PRC subsidiary are denominated in RMB. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of June 26, 2015, the U.S. dollar had appreciated approximately 0.5% against the RMB since June 28, 2013. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any further appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

We purchase some of the critical materials used in certain of our products from a single source or a limited number of suppliers. Supply shortages have in the past, and could in the future, impair the quality, reduce the availability or increase the cost of materials, which could harm our revenues, profitability and customer relations.

We rely on a single source or a limited number of suppliers for critical materials used in a significant number of the products we manufacture. We generally purchase these single or limited source materials through standard purchase orders and do not maintain long-term supply agreements with our suppliers. We generally use a rolling 12 month forecast based on anticipated product orders, customer forecasts, product order history, backlog, and warranty and service demand to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields and the availability of raw materials used to produce the parts or components. Historically, we have experienced supply shortages resulting from various causes, including reduced yields by our suppliers, which prevented us from manufacturing products for our customers in a timely manner. Our revenues, profitability and customer relations could be harmed by a stoppage or delay of supply, a substitution of more expensive or less reliable parts, the receipt of defective parts or contaminated materials, an increase in the price of supplies, or an inability to obtain reduction in price from our suppliers in response to competitive pressures.

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

Our customers are located throughout the world. Total revenues from the bill-to-location of customers outside of North America accounted for 52.1%, 51.8% and 53.3% of our total revenues for fiscal year 2015, fiscal year 2014, and fiscal year 2013, respectively. We expect that total revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

Any succession crisis in the Kingdom of Thailand could cause new or increased political instability. In the event that a violent coup were to occur or the current political instability were to worsen, such activity could prevent shipments from entering or leaving the country and disrupt our ability to manufacture products in Thailand, and we could be forced to transfer our manufacturing activities to more stable, and potentially more costly, regions. Further, the Thai government recently raised the minimum wage standards for labor and could repeal certain promotional certificates that we have received or tax holidays for certain export and value added taxes that we enjoy, either preventing us from engaging in our current or anticipated activities or subjecting us to higher tax rates. A new regime could nationalize our business or otherwise seize our assets and any other future political instability, such as the recent coup, could harm our business, financial condition and operating results.

We expect to continue to invest in our manufacturing operations in the PRC, which will continue to expose us to risks inherent in doing business in the PRC, any of which risks could harm our business, financial condition and operating results.

We anticipate that we will continue to invest in our customized optics manufacturing facilities located in Fuzhou, China. Because these operations are located in the PRC, they are subject to greater political, legal and economic risks than the geographies in which the facilities of many of our competitors and customers are located. In particular, the political and economic climate in the PRC (both at national and regional levels) is fluid and unpredictable. In March 2015, AON Political Risk assessed the PRC as a medium-high political risk. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to change further. Any changes to the political, legal or economic climate in the PRC could harm our business, financial condition and operating results.

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

Our business and operations would be adversely impacted in the event of a failure of our information technology infrastructure and/or cyber security attacks.

We rely upon the capacity, availability, and security of our information technology hardware and software infrastructure. For instance, we use a combination of standard and customized software platforms to manage, record, and report all aspects of our operations and, in many instances, enable our customers to remotely access certain areas of our databases to monitor yields, inventory positions, work-in-progress status and vendor quality data. We are constantly expanding and updating our information technology infrastructure in response to our changing needs. Any failure to manage, expand and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business.

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

Uncertainty about worldwide economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values, which could adversely affect our business, financial condition and results of operations and increase the volatility of our share price. In addition, our ability to access capital markets may be restricted, which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our results of operations and financial condition.

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

Additionally, we are required to register with the FDA and other regulatory bodies and are subject to continual review and periodic inspection for compliance with various requirements, which require manufacturers to adhere to certain regulations, including testing, quality control, and documentation procedures. We hold the following additional certifications: ANSI ESD S20.20 for facilities and manufacturing process control, in compliance with ESD standard; Transported Asset Protection Association, or TAPA, for Logistic Security Management System; and CSR-DIW for Corporate Social Responsibility in Thailand. In the European Union, we are required to maintain certain ISO certifications in order to sell our precision optical, electro-mechanical, and electronic manufacturing services and we must undergo periodic inspections by regulatory bodies to obtain and maintain these certifications. If any regulatory inspection reveals that we are not in compliance with applicable standards, regulators may take action against us, including issuing a warning letter, imposing fines on us, requiring a recall of the products we manufactured for our customers, or closing our manufacturing facilities. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition, and operating results.

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

Although we do not anticipate any material adverse effects based on the nature of our operations and these laws and regulations, we will need to ensure that we, and our suppliers, comply with such current and future laws and regulations. If we fail to timely comply with such laws and regulations, our customers may cease doing business with us, which would have a material adverse effect on our business, results of operations and financial condition. In addition, if we were found to be in violation of these laws, we could be subject to governmental fines, liability to our customers and damage to our reputation, which would also have a material adverse effect on our business, results of operations and financial condition.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to continue to devote substantial time to various compliance initiatives.

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (NYSE), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we were able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of June 26, 2015, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

Given the nature and complexity of our business and the fact that some members of our management team are located in Thailand while others are located in the United States, control deficiencies may periodically occur. For example, following an internal investigation by the Audit Committee of our Board of Directors concerning various accounting cut-off issues, we identified certain significant deficiencies in our internal control over financial reporting. While we have ongoing measures and procedures to prevent and remedy control deficiencies, if they occur there can be no assurance that we will be successful or that we will be able to prevent material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Moreover, if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses in future periods, the market price of our ordinary shares could decline and we could be subject to potential delisting by the NYSE and review by the NYSE, the SEC, or other regulatory authorities, which would require the expenditure by us of additional financial and management resources. As a result, our shareholders could lose confidence in our financial reporting, which would harm our business and the market price of our ordinary shares.

We are subject to the risk of increased income taxes, which could harm our business, financial condition and operating results.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC and the United States, any of which jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations. In addition, we benefit from recent reductions in corporate tax rates in Thailand for fiscal years 2013 to 2016.

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

We are subject to governmental export and import controls in Thailand, the PRC, and the United States that may limit our business opportunities. Various countries regulate the import of certain technologies and have enacted laws that could limit our ability to export or sell the products we manufacture. The export of certain technologies from the United States and other nations to the PRC is barred by applicable export controls, and similar prohibitions could be extended to Thailand, thereby limiting our ability to manufacture certain products. Any change in export or import regulations or related legislation, shift in approach to the enforcement of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could limit our ability to offer our manufacturing services to existing or potential customers, which could harm our business, financial condition and operating results.

The loan agreements for our long-term debt obligations and other credit facilities contain financial ratio covenants that may impair our ability to conduct our business.

We have loan agreements for our long-term and short-term debt obligations, which contain financial ratio covenants that may limit management’s discretion with respect to certain business matters. These covenants require us to maintain a specified debt-to-equity ratio, debt service coverage ratio (earnings before interest and depreciation and amortization plus cash on hand minus short-term debt), a minimum tangible net worth and a minimum quick ratio, which may restrict our ability to incur additional indebtedness and limit our ability to use our cash. In the event of our default on these loans or a breach of a covenant, the lenders may immediately cancel the loan agreement, deem the full amount of the outstanding indebtedness immediately due and payable, charge us interest on a monthly basis on the full amount of the outstanding indebtedness and, if we cannot repay all of our outstanding obligations, sell the assets pledged as collateral for the loan in order to fulfill our obligation. We may also be held responsible for any damages and related expenses incurred by the lender as a result of any default. Any failure by us, or our subsidiaries, to comply with these agreements could harm our business, financial condition and operating results.

Our investment portfolio may become impaired by deterioration of the capital markets.

We use professional investment management firms to manage our excess cash and cash equivalents. Our marketable securities as of June 26, 2015 are primarily investments in a fixed income portfolio, including corporate bonds and commercial paper, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in marketable securities with a maturity in excess of three years.

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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 26, 2015, we did not record any impairment charges associated with our investment portfolio of marketable securities, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

Energy price volatility may negatively impact our results of operations.

We, along with our suppliers and customers, rely on various energy sources in our manufacturing and transportation activities. Energy prices have been subject to increases and volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, world events and government regulations. While we are currently experiencing lower energy prices, a significant increase is possible. Increased energy prices could increase our raw material and transportation costs. In addition, increased transportation costs of our suppliers and customers could be passed along to us. We may not be able to increase our prices enough to offset these increased costs. In addition, any increase in our prices may reduce our future customer orders which could harm our business, financial condition and operating results.

Risks Related to Ownership of Our Ordinary Shares

Our share price may be volatile due to fluctuations in our operating results and other factors, including the activities and operating results of our customers or competitors, any of which could cause our share price to decline.

Our revenues, expenses and results of operations have fluctuated in the past and are likely to do so in the future from quarter-to-quarter and year-to-year due to the risk factors described in this section and elsewhere in this Annual Report on Form 10-K. In addition to market and industry factors, the price and trading volume of our ordinary shares may fluctuate in response to a number of events and factors relating to us, our competitors, our customers and the markets we serve, many of which are beyond our control. Factors such as variations in our total revenues, earnings and cash flow, announcements of new investments or acquisitions, changes in our pricing practices or those of our competitors, commencement or outcome of litigation, sales of ordinary shares by us or our principal shareholders, fluctuations in market prices for our services and general market conditions could cause the market price of our ordinary shares to change substantially. Any of these factors may result in large and sudden changes in the volume and price at which our ordinary shares trade. For example, during October 2011, when some of the worst flooding in Thailand occurred, our share price fell from $20.03 per share on October 10, 2011 to $11.95 per share on October 26, 2011, a 40% decrease. Among other things, volatility and weakness in our share price could mean that investors may not be able to sell their shares at or above the prices they paid. Volatility and weakness could also impair our ability in the future to offer our ordinary shares or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

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

Based upon estimates of the value of our assets, which are based in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the taxable year 2015 or for the foreseeable future. However, despite our expectations, we cannot assure you that we will not be a PFIC for the taxable year 2015 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we are a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations and to burdensome reporting requirements.

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

Our principal registered office is located at c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman, KYI-9005, Cayman Islands. We have facilities located in Bangkok, Thailand, Fuzhou, China, New Jersey and California, United States, and Grand Cayman, the Cayman Islands as set forth below that are used for manufacturing and general administration purposes as set forth below:

Location	Year Operations Commenced	Owned/Leased	Approximate Square Footage

Pinehurst Campus, Bangkok, Thailand (Buildings 3 and 4)	2004 (Building 3) and 2005 (Building 4)	Owned	315,000 square feet
CASIX, Fuzhou, PRC	2005	Leased (1)	248,000 square feet
VitroCom, Mountain Lakes, New Jersey, United States	2005	Leased (2)	28,000 square feet
Pinehurst Campus, Bangkok, Thailand (Building 5)	2008	Owned	317,000 square feet
Pinehurst Campus, Bangkok, Thailand (Building 6)	2012	Owned (3)	315,000 square feet
Pinehurst Campus, Bangkok, Thailand (Building 8)	2015	Owned	25,000 square feet
Fabritek, Santa Clara, California, United States	2015	Owned	72,000 square feet
Fabrilink, Cayman Islands	2015	Leased (4)	1,700 square feet

(1)	The lease periods for the buildings located at this facility expire on September 30, 2015 and September 30, 2018, respectively.
(2)	Leased until June 30, 2020.
(3)	Although we hold title to this building, the building and the underlying land is encumbered by a mortgage that secures our debt obligations to TMB Bank Public Company Limited.
(4)	Leased until May 17, 2016.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. There are currently no material claims or actions pending or threatened against us.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our ordinary shares are listed on the New York Stock Exchange under the symbol “FN”. The following table sets forth, for the time periods indicated, the highest and lowest intraday sales prices of our ordinary shares as reported on the New York Stock Exchange.

Fiscal Year 2015	High	Low
Fourth Quarter (March 28, 2015—June 26, 2015)	$20.72	$17.86
Third Quarter (December 27, 2014—March 27, 2015)	$19.97	$15.68
Second Quarter (September 27, 2014—December 26, 2014)	$18.50	$14.09
First Quarter (June 28, 2014—September 26, 2014)	$21.17	$13.57

Fiscal Year 2014	High	Low
Fourth Quarter (March 29, 2014—June 27, 2014)	$22.67	$18.01
Third Quarter (December 28, 2013—March 28, 2014)	$21.00	$16.56
Second Quarter (September 28, 2013—December 27, 2013)	$20.93	$15.90
First Quarter (June 29, 2013—September 27, 2013)	$16.99	$13.66

The equity compensation plan information required by this item, which includes a summary of the number of outstanding options granted to employees and directors, as well as the number of securities remaining available for future issuances, under our equity compensation plans as of June 26, 2015, is incorporated by reference to our Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 26, 2015.

Holders of Record

As of August 7, 2015, there were approximately 15 shareholders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Five-Year Performance Graph

The following performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Fabrinet under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total return to holders of Fabrinet’s ordinary shares with the cumulative total return of the NASDAQ Composite Index, and the NASDAQ Telecommunications Index.

The graph assumes that $100 was invested on June 25, 2010 in Fabrinet’s ordinary shares and on a month-end basis in each of the indices discussed above, including reinvestment of dividends. Historic stock performance is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below at June 26, 2015 and June 27, 2014, and for the fiscal years ended June 26, 2015, June 27, 2014, and June 28, 2013, are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data at June 28, 2013, June 29, 2012 and June 24, 2011, and for the fiscal years ended June 29, 2012 and June 24, 2011, are derived from the audited consolidated financial statements not included in this Annual Report on Form 10-K. The results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Years Ended
(amount in thousands, except per share data)	June 26, 2015 (fiscal year 2015)	June 27, 2014 (fiscal year 2014)	June 28, 2013 (fiscal year 2013)	June 29, 2012 (fiscal year 2012)	June 24, 2011 (fiscal year 2011)
Selected Consolidated Statements of Operations Data:
Revenues	$773,587	$677,854	$641,542	$564,732	$743,570
Cost of revenues	(685,814)	(603,621)	(572,124)	(502,818)	(648,823)

Gross profit	87,773	74,233	69,418	61,914	94,747
Selling, general and administrative expenses	(39,460)	(27,664)	(23,787)	(23,466)	(24,806)
Income (expense) related to flooding	—	44,748	27,211	(97,286)	—
Expenses related to reduction in workforce	(1,153)	—	(2,052)	(1,978)	—

Operating income (loss)	47,160	91,317	70,790	(60,816)	69,941
Interest income	1,253	1,793	1,083	844	494
Interest expense	(616)	(713)	(1,010)	(427)	(357)
Foreign exchange (loss) gain, net	(19)	(24)	354	1,569	(1,430)
Other (expense) income	(152)	797	692	395	216

Income (loss) before income taxes	47,626	93,170	71,909	(58,435)	68,864
Income tax (expense) benefit	(3,984)	(1,439)	(2,940)	1,968	(4,535)

Net income (loss)	43,642	91,731	68,969	(56,467)	64,329
Other comprehensive loss	(44)	—	—	—	—

Net comprehensive income (loss)	$43,598	$91,731	$68,969	$(56,467)	$64,329

Earnings (loss) per share:
Basic	$1.23	$2.63	$2.00	$(1.64)	$1.90
Diluted	$1.21	$2.58	$1.98	$(1.64)	$1.87
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	35,354	34,938	34,557	34,382	33,922
Diluted	35,984	35,589	34,846	34,382	34,407

	As of
(amount in thousands)	June 26, 2015	June 27, 2014	June 28, 2013	June 29, 2012	June 24, 2011
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$112,978	$233,477	$149,716	$115,507	$127,282
Short-term investment	$142,866	$—	$—	$—	$—
Working capital (1)	$150,246	$130,885	$130,298	$145,476	$131,609
Total assets	$672,503	$564,557	$463,579	$461,362	$437,775
Current and long-term debt	$40,500	$16,500	$28,911	$38,579	$16,377
Total liabilities	$193,559	$137,721	$138,261	$210,653	$136,248
Total shareholders’ equity	$478,944	$426,836	$325,318	$250,709	$301,527

(1)	Working capital is defined as trade accounts receivable plus inventory, less trade accounts payable.

	Years Ended
(amount in thousands)	June 26, 2015	June 27, 2014	June 28, 2013	June 29, 2012	June 24, 2011
Selected Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$52,629	$66,550	$48,750	$2,251	$41,282
Net cash (used in) provided by investing activities	$(195,499)	$26,988	$(5,862)	$(37,378)	$(23,590)
Net cash provided by (used in) financing activities	$22,537	$(8,171)	$(9,128)	$23,202	$23,886
Net (decrease) increase in cash and cash equivalents	$(120,333)	$85,367	$33,760	$(11,925)	$41,578

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

our expectation that the portion of our future revenues attributable to customers in regions outside of North America will decrease compared with the portion of those revenues for the year ended June 26, 2015;

•

our expectation that we will incur significant incremental costs of revenue as a result of our continued diversification into the industrial lasers and sensors markets and other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion into new geographic markets;

•	our expectation that our fiscal year 2016 selling, general and administrative (SG&A) expenses will increase on an absolute dollar basis and as a percentage of revenue compared with fiscal year 2015;

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

Overview

We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (OEMs) of complex products such as optical communication components, modules and sub-systems, industrial lasers, medical devices, and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and test. Although we focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix”, we also have the capability to accommodate high-volume production. Based on our experience, and the positive feedback we have received from our customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers, automotive, medical, and sensors markets.

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

We also design and fabricate application-specific crystals, lenses, prisms, mirrors, laser components, and substrates (collectively referred to as “customized optics”), and other custom and standard borosilicate, clear fused quartz, and synthetic fused silica glass products (collectively referred to as “customized glass”). We incorporate our customized optics and glass into many of the products we manufacture for our OEM customers, and we also sell customized optics and glass in the merchant market.

Audit Committee Investigation

During the fourth quarter of fiscal year 2014, we discovered violations of our policies and procedures relating to finished goods held in our warehouse on behalf of our customers (we refer to finished goods held in our warehouse on behalf of our customers as consignment goods or consignment inventory and, when the finished goods are sold, we refer to the related revenue as consignment revenue). Specifically, we identified violations related to certain employees in one business unit colluding to cause the improper recognition of revenues for certain goods by recording consignment revenues on goods before such goods were finished.

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

We developed remedial steps to address these significant deficiencies and improve our internal control over our financial reporting. Specifically, throughout fiscal year 2015, we implemented the following remedial measures for the deficiencies identified in the investigation:

1.	Dismissed an employee involved in the violations.

2.	Provided training to staff from all departments at the manager level and above on:

a.	Our Code of Business Conduct, which provided guidance and further clarity to our employees on our policies and procedures related to the conduct of business; and

b.	Our revenue recognition policies, using the services of a third party advisor. This training focused on the scope and application of the Company’s policies concerning revenue recognition and related cut-off procedures.

3.	Evaluated existing inventory procedures and enhanced such procedures, or where necessary, designed and implemented new procedures, including:

a.	The segregation and storage of consignment inventory in a secure designated warehouse; and

b.	Physical check of finished goods when our production division delivers products to the designated warehouse.

Impact of the Findings of the Investigation on the Financial Statements and Internal Controls

Based on an analysis prepared by the Company, it was determined that the potential exposure relating to the control deficiencies identified during the investigation were not material to our consolidated financial statements. Further, the Company assessed these control deficiencies to be significant deficiencies rather than material weaknesses on the basis that there was no executive officer involvement in the violations, the potential misstatements were not material to the financial statements and the Audit Committee was actively involved in the investigation.

As of June 26, 2015, based on an assessment performed by management and taking into account the above mentioned remediation measures, the Company determined that these significant deficiencies had been remediated.

Consignment Revenue Recognition

Subsequent to completion of the Audit Committee’s investigation, the Company evaluated its accounting practices surrounding consignment inventory and consignment revenue. Based on that evaluation, the Company determined that for certain volume supply agreements with our customers, not all of the revenue recognition criteria prescribed by U.S. GAAP and Staff Accounting Bulletin No. 104 had been met at the time revenue was recorded. Specifically, the Company misapplied the guidance when assessing the terms of these agreements with respect to when title and risk of loss transfers to our customers. As a result, the Company determined that certain sales previously recognized did not qualify for revenue recognition in the periods in which they were recognized. The Company evaluated the impact of the errors on both a quantitative and qualitative basis under the guidance of Financial Accounting Standard Board’s Accounting Standard Codification (“ASC”) 250, Accounting Changes and Error Corrections and determined that the errors did not have a material impact to the previously issued consolidated financial statements. Accordingly, previously issued financial statements for fiscal years 2013 and 2012 have not been revised or restated. The Company assessed the control implications and concluded that the deficiency constituted a material weakness in internal control over financial reporting for the fiscal year 2014.

Throughout fiscal year 2015, the Company undertook the following actions to remedy this material weakness.

•

We conducted mandatory revenue recognition training for our management staff using third-party accounting experts. Management staff also attended follow-up training held by technical accounting specialists from large accounting firms and other professional organizations to maintain up-to-date knowledge on U.S. GAAP accounting principles with respect to the application of our policies concerning revenue recognition.

•

We implemented procedures to ensure that significant customer contracts, both contracts in effect at the commencement of the fiscal year and those entered into during the year, are subject to a comprehensive review by appropriate management staff to ensure that the financial accounting for such contracts is in compliance with U.S. GAAP and that the contracts properly reflected our current business practices.

•

In addition, we engaged an external technical accounting consultant with extensive U.S. GAAP experience to conduct a comprehensive review of all contracts discussed above to ensure the correct application of U.S. GAAP standards and principles related to relevant technical accounting topics, especially for the revenue recognition and the cut-off criteria.

Management evaluated the operating effectiveness of the remediation procedures throughout the fiscal year 2015. As of June 26, 2015, the controls and procedures implemented have been tested, and management has determined that such internal controls and procedures are operating effectively to allow management to conclude that the material weakness has been remediated (refer Item 9A for additional information).

Typhoon Soudelor Storm Damage

During the week of August 10, 2015, we temporarily suspended production in the manufacturing facility of our subsidiary in China due to storm damage caused by Typhoon Soudelor. We expect to resume production at the facility in August 2015. While we are currently estimating our liabilities and expenses for the quarter ending September 25, 2015 in relation to this matter, our financial statements for the year ended June 26, 2015 were not affected.

Thailand Flooding

We suspended production at all of our manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 due to severe flooding in Thailand. We never resumed, and have permanently ceased, production at our Chokchai facility. We submitted claims for losses to our insurance companies, all of which were settled as of the end of fiscal year 2014.

In fiscal year 2014, we received from our insurers a final payment of $45.2 million against our claims for owned and customer-owned equipment and inventory, which we recognized as income related to flooding. This income was offset by $0.5 million of other expenses from write-offs of advance payments to a customer due to flood-related losses.

During fiscal year 2014, we fulfilled our obligations to a customer in accordance with a settlement agreement entered into during the third quarter of fiscal year 2013 by making a final cash payment of $5.3 million and transferring equipment with an aggregate value of $2.3 million to such customer. In addition, we fulfilled our obligations to a customer’s insurers in accordance with a settlement agreement entered into during the fourth quarter of fiscal 2013 by making a payment of $2.3 million.

Revenues

Our total revenues increased by $95.7 million, or 14.1%, to $773.6 million for fiscal year 2015, compared with $677.9 million for fiscal year 2014. This increase was primarily due to i) an increase in our customers’

demand for both optical and non-optical communications manufacturing service during the year ended June 26, 2015 and ii) the consignment revenues recognition during the fiscal year 2015 of $16.5 million.

We believe our ability to expand our relationships with existing customers and attract new customers is due to a number of factors, including our broad range of complex engineering and manufacturing service offerings, flexible low-cost manufacturing platform, process optimization capabilities, advanced supply chain management, excellent customer service and experienced management team. Although we expect the prices we charge for our manufactured products to decrease over time (partly as a result of competitive market forces), we still believe we will be able to maintain favorable pricing for our services because of our ability to reduce cycle time, adjust our product mix by focusing on more complicated products, improve product quality and yields, and reduce material costs for the products we manufacture. We believe these capabilities will enable us to help our OEM customers reduce their manufacturing costs while maintaining or improving the design, quality, reliability, and delivery times of their products.

Revenues, by percentage, from individual customers representing 10% or more of our total revenues in the respective periods were as follows:

	Years Ended
	June 26, 2015	June 27, 2014	June 28, 2013
JDS Uniphase Corporation	20%	24%	22%
Oclaro, Inc.	10%	22%	25%

During fiscal year 2015, fiscal year 2014 and fiscal year 2013, we had two customers that each contributed 10% or more of our total revenues, and such customers together accounted for 30%, 46%, and 47%, respectively, of our total revenues during the respective periods.

Because we depend upon a small number of customers for a significant percentage of our total revenues, a reduction in orders from, a loss of, or any other adverse actions by, any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price. Moreover, our customer concentration increases the concentration of our accounts receivable and payment default by any of our key customers will negatively impact our exposure. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may be exacerbated by the continued uncertainty in the global economies. Certain customers have gone out of business or have been acquired or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers. Therefore, any financial difficulties that our key customers experience could materially and adversely affect our operating results and financial condition by generating charges for inventory write-offs, provisions for doubtful accounts, and increases in working capital requirements due to increased days inventory and in accounts receivable.

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

Revenues by Geography

We generate revenues from three geographic regions: North America, Asia-Pacific, and Europe. Revenues are attributed to a particular geographic area based on the bill-to-location of our customers, notwithstanding that our customers may ultimately ship their products to end customers in a different geographic region. Virtually all of our revenues are derived from our manufacturing facilities in Asia-Pacific.

The percentage of our revenues generated from a bill-to-location outside of North America, consisting of Asia-Pacific and Europe, increased from 51.8% in fiscal year 2014 to 52.1% in fiscal year 2015, primarily because of an increase in sales volumes of our customers in those regions. We expect that the portion of our future revenues attributable to customers in regions outside of North America will decrease as compared with the fiscal year 2015.

The following table presents percentages of total revenues by geographic regions:

	Years Ended
	June 26, 2015	June 27, 2014	June 28, 2013
North America	47.9%	48.2%	46.7%
Asia-Pacific	40.1	34.0	34.0
Europe	12.0	17.8	19.3

	100.0%	100.0%	100.0%

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

A second significant element of cost of revenues is employee costs, including indirect employee costs related to design; configuration and optimization of manufacturing processes for our customers, quality testing; materials testing and other engineering services; and direct costs related to our manufacturing employees. Direct employee costs include employee salaries, insurance and benefits, merit-based bonuses, recruitment, training and retention. Historically, our employee costs have increased primarily due to increases in the number of employees necessary to support our growth and, to a lesser extent, costs to recruit, train, and retain employees. Our cost of revenues are significantly impacted by salary levels in Thailand and the PRC; the fluctuation of the Thai Baht and Chinese Renminbi (RMB) against our functional currency, the U.S. dollar; and our ability to retain our employees. We expect our employee costs to increase as wages continue to increase in Thailand and the PRC. Wage increases may impact our ability to sustain our competitive advantage and may reduce our profit margin. We seek to mitigate these cost increases through improvements in employee productivity, employee retention, and asset utilization.

Our infrastructure costs are comprised of depreciation, utilities, facilities management, and overhead costs. Most of our facility leases are long-term agreements. Our depreciation costs include buildings and fixed assets, primarily at our Pinehurst Campus in Thailand, and capital equipment located at each of our manufacturing locations.

During fiscal year 2015, fiscal year 2014, and fiscal year 2013, discretionary merit-based bonus awards were provided to our non-executive employees. Charges included in cost of revenues for bonus distributions to such employees were $2.4 million, $1.9 million and $2.0 million for fiscal year 2015, fiscal year 2014, and fiscal year 2013, respectively.

Share-based compensation expense included in cost of revenues was $1.5 million, $1.2 million and $1.1 million for fiscal year 2015, fiscal year 2014, and fiscal year 2013, respectively.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses (SG&A) primarily consist of corporate employee costs for sales and marketing, general and administrative, and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense, and other general expenses not related to cost of revenues. In fiscal year 2016, we expect our SG&A expenses will increase on an absolute dollar basis and as a percentage of revenue compared with fiscal year 2015, due to the startup expenses of our facility in the United States.

The compensation committee of our board of directors approved a fiscal year 2015 executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP earnings per share targets for our fiscal year ended June 26, 2015, as well as qualitative objectives, based on achieving individual performance goals. Bonuses under our fiscal year 2015 executive incentive plan are payable after the end of fiscal year 2015. In fiscal year 2014, the compensation committee approved a fiscal year 2014 executive incentive plan with quantitative objectives, based on achieving certain revenue and gross margin percentage targets for our fiscal year ended June 27, 2014, as well as qualitative objectives, based on achieving individual performance goals. In the three months ended December 26, 2014, the compensation committee awarded bonuses to our executive employees for Company and individual achievements of performance under our fiscal year 2014 executive incentive plan. Discretionary merit-based bonus awards were also available to our non-executive employees and were payable as of June 26, 2015.

Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $3.6 million, $3.1 million and $1.7 million for fiscal year 2015, fiscal year 2014, and fiscal year 2013, respectively.

Share-based compensation expense included in SG&A expenses was $6.6 million, $4.4 million and $4.0 million for fiscal year 2015, fiscal year 2014, and fiscal year 2013, respectively.

In addition to incremental costs associated with growing our business generally, we expect to incur additional SG&A expenses as a result of expanding our business in the United States.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai Baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai Baht 65 million, subject to certain terms and conditions as set forth therein. As of March 30, 2012, we had drawn down the entire $30.0 million available under the term loan facility. Borrowings and interest under the term loan have been scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of June 26, 2015 and June 27, 2014, we had outstanding borrowings under the term loan facility of $10.5 million and $16.5 million, respectively. Under the terms of the cross currency swap arrangement amounts drawn in Thai Baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month London Interbank Offered Rate (LIBOR) plus 2.8% per annum.

In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative financial instruments. We may enter into short-term forward foreign currency contracts or put option contracts to help manage currency exposures associated with certain assets and liabilities, primarily short-term obligations. The forward exchange contracts and put option contracts generally had original maturities of one to six months. All foreign currency exchange contracts are recognized on the consolidated balance sheets at fair value. As we do not apply hedge accounting to these instruments, the change in the fair value of the derivatives are recorded in foreign exchange (loss) gain, net on the consolidated statements of operations and comprehensive income. The gains and losses on our forward contracts and put option contracts generally offset losses and gains on the assets, liabilities, and transactions economically hedged and, accordingly, generally do not subject us to the risk of significant accounting losses.

We had foreign currency assets and liabilities in Thai Baht and RMB as follows:

	As of June 26, 2015			As of June 27, 2014
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai Baht	377,785	$11,596	51.3	1,536,887	$47,318	79.6
RMB	67,455	11,029	48.7	74,813	12,156	20.4

Total		$22,625	100.0		$59,474	100.0

Liabilities
Thai Baht	860,425	$26,410	88.8	735,490	$22,644	81.1
RMB	20,461	3,347	11.2	32,512	5,283	18.9

Total		$29,757	100.0		$27,927	100.0

The Thai Baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai Baht liabilities represent trade accounts payable, accrued expenses, and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 26, 2015 and June 27, 2014, there were $41.0 million and $15.0 million, respectively, in put option contracts outstanding on the Thai Baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable, and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of June 26, 2015 and June 27, 2014, we did not have any selling RMB to U.S. dollar forward contracts.

As of June 26, 2015 and June 27, 2014, unrealized loss from fair market value of derivatives amounted to $0.4 million and unrealized gain from fair market value of derivatives amounted $0.1 million, respectively.

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

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. Additionally, in December 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result of the announcement, corporate income tax rates for our Thai subsidiary will be reduced from 23% in fiscal year 2013 to 20% in fiscal year 2014, fiscal year 2015, and fiscal year 2016.

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

Revenue Recognition

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided, risk of loss has transferred and in cases where formal acceptance is required, customer acceptance has been obtained or customer acceptance provisions have lapsed. In situations where a formal acceptance is required but the acceptance only relates to whether the product meets its published specifications, revenue is recognized upon shipment provided all other revenue recognition criteria are met. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

We reduce revenue for rebates and other similar allowances. Revenue is recognized only if these estimates can be reliably determined. Our estimates are based on historical results taking into consideration the type of customer, the type of transaction, and the specifics of each arrangement.

In addition to the aforementioned general policies, certain customers may request us to store finished products purchased by them at the Company’s warehouse. In these instances, we receive a written request from the customer asking us to hold the inventory at our warehouse and the ordered goods are segregated in our warehouse from other inventory and cannot be used to fulfil other customer orders. In these situations revenue is only recognized when persuasive evidence of the sales arrangement exists, the goods are completed and ready for shipment, pricing is fixed or determinable, collection is reasonable assured, and title and risk of loss have passed to the customer.

Income Related to Flooding

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

In fiscal year 2014, we recognized $45.2 million as income related to flooding, which consisted of a payment from our insurers against our claims for owned and consigned equipment and inventory, offset by $0.5 million of other expenses from write-offs of advance payments to a customer due to flood-related losses.

Long-Lived Assets

We review property, plant and equipment for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or assets group exceeds its fair value. Recoverability of property and equipment is measured by comparing its carrying amount to the projected undiscounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment exceeds its fair value.

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

Inventory Valuation

Our inventory is stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments, and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or the financial positions of our customers or changes in economic conditions may require additional provisions for inventory due to our customers’ inability to fulfill their contractual obligations. During fiscal year 2015 and fiscal year 2014, a change of 10% for excess and obsolete materials, based on product demand and production requirements from our customers, would have decreased by decrease our net income by approximately $0.3 million and $0.3 million, respectively.

Deferred Income Taxes

Our deferred income tax assets represent temporary differences between the carrying amount and the tax basis of existing assets and liabilities that will result in deductible and payable amounts in future years, including net operating loss carryforwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize these deferred income tax assets. Our judgments regarding future profitability may change owing to future market conditions, changes in U.S. or international tax laws, or other factors. If these estimates and related assumptions change in the future, we may be required to increase or decrease our valuation allowance against the deferred tax assets, resulting in additional or lesser income tax expense. As of June 26, 2015 we have determined that it is more likely than not that deferred tax asset attributable to a subsidiary in the United States will not be realized, primarily due to uncertainties related to the subsidiary’s ability to utilize its operating loss carryforward before they expire. Accordingly, we have established a valuation allowance for such deferred tax asset of $1.0 million. As of June 27, 2014, we assessed all of our deferred tax assets as more likely than not to be realizable and, accordingly, did not have a valuation allowance against our deferred tax assets.

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

(ii) the estimated fair value of the underlying ordinary shares; (iii) the expected life of the options; (iv) the expected volatility of the underlying ordinary shares; (v) the risk-free interest rate during the expected life of the options; and (vi) the expected dividend yield of the underlying ordinary shares. However, these fair values are inherently uncertain and highly subjective.

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

	Years Ended
	June 26, 2015	June 27, 2014	June 28, 2013
Revenues	$773,587	$677,854	$641,542
Cost of revenues	(685,814)	(603,621)	(572,124)

Gross profit	87,773	74,233	69,418
Selling, general and administrative expenses	(39,460)	(27,664)	(23,787)
Income related to flooding	—	44,748	27,211
Expenses related to reduction in workforce	(1,153)	—	(2,052)

Operating income	47,160	91,317	70,790
Interest income	1,253	1,793	1,083
Interest expense	(616)	(713)	(1,010)
Foreign exchange (loss) gain, net	(19)	(24)	354
Other (expense) income	(152)	797	692

Income before income taxes	47,626	93,170	71,909
Income tax expense	(3,984)	(1,439)	(2,940)

Net income	43,642	91,731	68,969
Other comprehensive loss	(44)	—	—

Net comprehensive income	$43,598	$91,731	$68,969

The following table sets forth a summary of our consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Years Ended
	June 26, 2015	June 27, 2014	June 28, 2013
Revenues	100.0%	100.0%	100.0%
Cost of revenues	(88.6)	(89.1)	(89.2)

Gross profit	11.4	10.9	10.8
Selling, general and administrative expenses	(5.1)	(4.1)	(3.7)
Income related to flooding	—	6.6	4.2
Expenses related to reduction in workforce	(0.2)	—	(0.3)

Operating income	6.1	13.4	11.0
Interest income	0.2	0.3	0.2
Interest expense	(0.1)	(0.1)	(0.2)
Foreign exchange (loss) gain, net	(0.0)	(0.0)	0.1
Other (expense) income	(0.0)	0.1	0.1

Income before income taxes	6.2	13.7	11.2
Income tax expense	(0.5)	(0.2)	(0.5)

Net income	5.6	13.5	10.7
Other comprehensive loss	(0.0)	—	—

Net comprehensive income	5.6%	13.5%	10.7%

The following table sets forth our revenues by end market for the periods indicated. As necessary, comparative figures have been adjusted to conform with changes in presentation in the current year.

	Years Ended
(amount in thousands)	June 26, 2015	June 27, 2014	June 28, 2013
Optical communications	$553,245	$484,071	$449,790
Lasers, sensors, and other	220,342	193,783	191,752

Total	$773,587	$677,854	$641,542

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Fiscal Year 2015 with Fiscal Year 2014

Total revenues. Our total revenues increased by $95.7 million, or 14.1%, to $773.6 million for fiscal year 2015, compared with $677.9 million for fiscal year 2014. This increase was due to i) an increase in customer’s demand for both optical and non-optical communication manufacturing services during fiscal year 2015 and ii) the consignment revenues recognition during fiscal year 2015 of $16.5 million. Revenues from optical communications products represented 71.5% of our total revenues for fiscal year 2015, compared with 71.4% for fiscal year 2014.

Cost of revenues. Our cost of revenues increased by $82.2 million, or 13.6%, to $685.8 million, or 88.6% of total revenues, for fiscal year 2015, compared with $603.6 million, or 89.1% of total revenues, for fiscal year 2014. The increase in cost of revenues on an absolute dollar basis was primarily due to an increase in sales volume, partially offset by a favorable product mix. Cost of revenues also included non-cash share-based compensation expense of $1.5 million for fiscal year 2015, compared with $1.2 million for fiscal year 2014.

Gross profit. Our gross profit increased by $13.5 million, or 18.2%, to $87.8 million, or 11.4% of total revenues, for fiscal year 2015, compared with $74.2 million, or 11.0% of total revenues, for fiscal year 2014. The slight increase in gross profit margin during fiscal year 2015, compared with fiscal year 2014, was primarily related to an increase in revenues resulting from increases in both optical and non-optical products sales volume, as well as a favorable product mix.

SG&A expenses. Our SG&A expenses increased by $11.8 million, or 42.6%, to $39.5 million, or 5.1% of total revenues, for fiscal year 2015, compared with $27.7 million, or 4.1% of total revenues, for fiscal year 2014. Our SG&A expenses increased both in absolute dollars and as a percentage of revenue during fiscal year 2015, compared with fiscal year 2014, mainly due to; (i) an increase of $2.8 million in costs related to the Audit committee’s internal investigation; (ii) an increase of $1.3 million in accrued executive salaries and other benefits; (iii) an increase of $2.2 million in share-based compensation; (iv) an increase of $2.9 million in pre-operating expenses of our subsidiary’s new facility in the United States; (v) an increase of $0.7 million in post-retirement benefit in fiscal year 2015 due to an increase in the number of employees; and (vi) an increase of $0.9 million in expenses related to business development.

Income related to flooding. In fiscal year 2014, we recognized income related to flooding of $45.2 million, which consisted of a payment from our insurers against our claim for owned and customer-owned equipment and inventory, offset by $0.5 million of other expenses from write-offs of advance payments to a customer due to flood-related losses.

Expenses related to reduction in workforce. During fiscal year 2015, we implemented a reduction in workforce and incurred expenses of approximately $1.2 million, which represented severance and benefits costs associated with the termination of approximately 100 employees in accordance with contractual obligations and local regulations.

Operating income. Our operating income decreased by $44.2 million to $47.2 million, or 6.1% of total revenues, for fiscal year 2015, compared with $91.3 million, or 13.5% of total revenues, for fiscal year 2014.

Interest income. Our interest income decreased by $0.5 million to $1.3 million for fiscal year 2015, compared with $1.8 million for fiscal year 2014. This decrease was due to a decrease in interest rates of bank deposits and the short-term investment in marketable securities.

Interest expense. Our interest expense decreased by $0.1 million to $0.6 million for fiscal year 2015, compared with $0.7 million for fiscal year 2014. This decrease was due to decreases in our average long-term loan balances resulting from principal repayments during the fiscal year 2014.

Income before income taxes. We recorded income before income taxes of $47.6 million for fiscal year 2015, compared with $93.2 million for fiscal year 2014.

Income tax expense. Our provision for income tax reflects an effective tax rate of 8.3% for fiscal year 2015, compared with an effective tax rate of 1.5% for fiscal year 2014. The increase was primarily due to the fact that the income tax rate of our subsidiary in China increased from 15% to 25% commencing the quarter ended March 28, 2014 due to the expiration of a tax privilege, as well as the reversal of liability for uncertain tax positions, including accrued interest of $1.5 million during the fiscal year 2014 and the fact that we had higher taxable income during fiscal year 2015, as compared with fiscal year 2014 due to the income related to flooding of $44.7 million that was not subjected to income tax.

Net income. We recorded net income of $43.6 million, or 5.6% of total revenues, for fiscal year 2015, compared with net income of $91.7 million, or 13.5% of total revenues, for fiscal year 2014.

Other comprehensive loss. We recorded other comprehensive loss related to accumulated net unrealized loss on available-for-sale investments of $0.04 million for the fiscal year 2015.

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

Cost of revenues. Our cost of revenues increased by $31.5 million, or 5.5%, to $603.6 million, or 89.1% of total revenues, for fiscal year 2014, compared with $572.1 million, or 89.2% of total revenues, for fiscal year 2013. The increase in cost of revenues on an absolute dollar basis was primarily due to an increase in sales volume and a proportional increase in cost of revenues. Cost of revenues also included non-cash share-based compensation expense of $1.2 million for fiscal year 2014, compared with $1.1 million for fiscal year 2013.

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

SG&A expenses. Our SG&A expenses increased by $3.9 million, or 16.3%, to $27.7 million, or 4.1% of total revenues, for fiscal year 2014, compared with $23.8 million, or 3.7% of total revenues, for fiscal year 2013. Our SG&A expenses increased both in absolute dollars and as a percentage of revenue during fiscal year 2014, compared with fiscal year 2013, mainly due to: (i) a $1.8 million increase in accrued executive bonuses, salaries, and other benefits; (ii) the recognition of $0.5 million in severance and related payments to an executive who left the Company in March 2014; (iii) a $0.7 million increase in severance liability expense in fiscal year 2014 due to an increase in the number of employees; and (iv) a $0.4 million increase in share-based compensation charges.

Income related to flooding. In fiscal year 2014, we recognized income related to flooding of $45.2 million, which consisted of a payment from our insurers against our claims for owned and customer-owned equipment and inventory, offset by the recognition of $0.5 million from write-offs of advance payments to a customer due to flood-related losses. In fiscal year 2013, we recognized $27.2 million of income related to flooding, which consisted of an interim payment from our insurers of $16.2 million against our claims for owned inventory losses and owned equipment losses, a payment of $13.1 million from our insurers in full and final settlement of our claims for business interruption losses and a payment of $0.1 million from our insurers in full and final settlement of our claim for damage to our buildings at Pinehurst, which was offset by the recognition of $2.2 million in additional liabilities to third parties due to flood losses.

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

Interest expense. Our interest expense decreased by $0.3 million to $0.7 million for fiscal year 2014, compared with $1.0 million for fiscal year 2013. This decrease was due to decreases in our average long-term loan balances resulting from repayments during the year.

Income before income taxes. We recorded income before income taxes of $93.2 million for fiscal year 2014, compared with $71.9 million for fiscal year 2013.

Income tax expense. Our provision for income tax reflects an effective tax rate of 1.5% for fiscal year 2014, compared with an effective tax rate of 4.1% for fiscal year 2013. The decrease was primarily due to the reversal of liability for uncertain tax positions in fiscal year 2014, including accrued interest of $1.5 million, an increase in deferred tax assets of $0.6 million and the fact that we had lower taxable income during fiscal year 2014 because the income related to flooding of $44.7 million in fiscal year 2014 was not subjected to income tax, as compared with $27.2 million of income related to flooding during fiscal year 2013 that was not subject to income tax and the reversal of liability for uncertain tax positions of $0.6 million for fiscal year 2013.

Net income. We recorded net income of $91.7 million, or 13.5% of total revenues, for fiscal year 2014, compared with a net income of $69.0 million, or 10.7% of total revenues, for fiscal year 2013.

Liquidity and Capital Resources

We primarily finance our operations through cash flow from operations activities. As of June 26, 2015, June 27, 2014, and June 28, 2013, we had cash, cash equivalents, and marketable securities of $255.8 million, $233.5 million, and $149.7 million, respectively, and outstanding debt of $40.5 million, $16.5 million, and $28.9 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents for fiscal year 2015, fiscal year 2014, and fiscal year 2013 was 0.7%, 1.0% and 0.9%, respectively.

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

For fiscal year 2015, we borrowed $ 30.0 million under our Facility Agreement in order to purchase land and a building in the United States. In addition to better manage our cash on hand, we invested in short-term marketable securities of $ 203.4 million.

As of June 27, 2014, we had settled all insurance claims for flood-related losses. We recognized $45.2 million of income related to flooding in fiscal year 2014, which consisted of a payment from our insurers against our claims for owned and customer-owned equipment and inventory, offset by the recognition of $0.5 million of other expense from write-offs of advance payments to a customer due to flood-related losses.

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

During fiscal year 2014, we fulfilled our obligations to a customer in accordance with a settlement agreement entered into during the third quarter of fiscal year 2013 by making a final cash payment of $5.3 million and transferring equipment with an aggregate value of $2.3 million to a customer. In addition, we fulfilled our obligations to a customer’s insurers in accordance with a settlement agreement entered into during the fourth quarter of fiscal year 2013 by making a final payment of $2.3 million.

During fiscal year 2013, we entered into a settlement agreement with three of our customers relating to our liability for the customers’ losses as a result of the flooding and made an initial aggregate payment of $8.1 million to such customers.

We believe that our current cash, cash equivalents, marketable securities, cash flow from operations, and funds available through our credit facility will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Item 1A of this Annual Report on Form 10-K.

We believe that our current manufacturing capacity, including our new facility in the United States, is sufficient to meet anticipated production requirements for at least the next 12 months. We maintain a long-term credit facility associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 21 months, and we anticipate that our internally generated working capital, together with our cash and cash equivalents will be adequate to repay this obligation.

The following table shows our cash flows for the periods indicated:

	Years Ended
(amount in thousands)	June 26, 2015	June 27, 2014	June 28, 2013
Net cash provided by operating activities	$52,629	$66,550	$48,750
Net cash (used in) provided by investing activities	$(195,499)	$26,988	$(5,862)
Net cash provided by (used in) financing activities	$22,537	$(8,171)	$(9,128)
Net (decrease) increase in cash and cash equivalents	$(120,333)	$85,367	$33,760
Cash and cash equivalents, beginning of period	$233,477	$149,716	$115,507
Cash and cash equivalents, end of period	$112,978	$233,477	$149,716

Operating Activities

Net cash provided by operating activities decreased by $13.9 million, or 20.9%, to $52.6 million for fiscal year 2015, compared with net cash provided by operating activities of $66.6 million for fiscal year 2014. This decrease was primarily due to a decrease of $51.2 million in cash collection from customers, off-set with a decrease of $2.8 million in cash payment to vendor and a decrease of $29.6 million in inventory as a result of higher customer demand during fiscal year 2015.

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

Investing Activities

Net cash used in investing activities increased by $222.5 million, or 824.4%, to $195.5 million for fiscal year 2015, compared with net cash provided by investing activities of $27.0 million for fiscal year 2014. The increase in net cash used in investing activities was primarily due to an increase of $144.0 million in short-term investment in marketable securities, an increase of $40.6 million in purchase of property, plant, and equipment to support new facility in the United States, and a decrease of $37.8 million in proceeds against claims related to flood damage to consigned and owned equipment.

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

Financing Activities

Net cash provided by financing activities increased by $30.7 million, or 375.8%, to $22.5 million for fiscal year 2015, compared with net cash used in financing activities of $8.2 million for fiscal year 2014. This increase was primarily due to an increase in proceeds from a revolving loan of $30.0 million to purchase land and a building for a new facility in the United States and a decrease in repayment of a long-term loan from a bank of $6.0 million, off-set with the payment of debt issuance costs of $1.9 million and a decrease in proceeds from the issuance of ordinary shares under employee share option plans of $3.7 million.

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

Contractual Obligations

The following table sets forth certain of our contractual obligations as of June 26, 2015:

	Payments Due by Period
(amount in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$10,500	$6,000	$4,500	$—	$—
Interest expense obligation (1)	329	259	70	—	—
Operating lease obligations	3,891	1,153	1,958	780	—
Severance liabilities (2)	5,477	389	379	513	4,196
Provision for uncertain income tax position	1,575	—	459	564	552

Total	$21,772	$7,801	$7,366	$1,857	$4,748

(1)

Interest expense obligation reflects the interest rate on long-term debt obligation as of June 26, 2015. The interest rate was 3.1%. For further discussion of long-term and short-term debt obligations, see Note 11 of our audited consolidated financial statements.

(2)	Severance liabilities as of June 26, 2015 are determined based on management assumptions, see Note 12 of our audited consolidated financial statements.

As of June 26, 2015, our long-term debt obligations consisted of approximately $10.5 million outstanding under a loan agreement. The loan is secured by certain property, plant and equipment and prescribes maximum ratios of debt to equity and minimum levels of debt service coverage ratios (i.e., earnings before interest expenses and depreciation and amortization plus cash on hand minus short-term debts divided by current portion of long-term debts plus interest expenses). These financial ratio covenants could restrict our ability to incur additional indebtedness and limit our ability to use our cash. Our long-term debt obligation also include customary events of default.

As of June 26, 2015, we were in compliance with our long-term loan agreements. Nonetheless, in the event of a default on these loans or a breach of a financial ratio covenant, the lenders may immediately cancel the loan agreements, deem the full amount of the outstanding indebtedness immediately due and payable; charge us interest on a monthly basis on the full amount of the outstanding indebtedness and, if we cannot repay all of our outstanding obligations, sell the assets pledged as collateral for the loans in order to fulfill our obligations to the lenders. We may also be held responsible for any damages and related expenses incurred by the lender as a result of any default.

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

On February 26, 2015, we entered into the Second Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from May 21, 2015 to July 31, 2015. It also allows us, upon the satisfaction of certain conditions, to designate from time to time one or more of Fabrinet’s subsidiaries as borrowers under the Facility Agreement. On July 31, 2015, we entered into the Third Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from July 31, 2015 to July 31, 2016.

As of June 26, 2015, the outstanding revolving borrowing under the Facility Agreement was $30.0 million, resulting in available credit facilities of $170.0 million.

As of June 26, 2015, we also had certain operating lease arrangements in which the lease payments are calculated based on specified formulas. Our rental expenses under these leases were $1.1 million, $0.8 million, and $0.8 million for fiscal year 2015, fiscal year 2014, and fiscal year 2013, respectively.

Capital Expenditures

The following table sets forth our capital expenditures, which include amounts for which payments have been accrued, for the periods indicated.

	Years Ended
(amount in thousands)	June 26, 2015	June 27, 2014	June 28, 2013
Capital expenditures	$56,130	$10,604	$9,284

Our capital expenditures for fiscal year 2014 and fiscal year 2013 principally consisted of investment in equipment for our manufacturing facilities. During fiscal year 2015, our capital expenditures consisted of purchase of property and equipment. During fiscal year 2016, we expect to purchase additional equipment for our new manufacturing facility in the United States.

Off-Balance Sheet Commitments and Arrangements

As of June 26, 2015, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We had cash, cash equivalents, and marketable securities totaling $255.8 million, $233.5 million, and $149.7 million as of June 26, 2015, June 27, 2014, and June 28, 2013, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during fiscal year 2015, fiscal year 2014, and fiscal year 2013, our interest income would have decreased by approximately $0.1 million, $0.2 million, and $0.1 million, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on LIBOR, plus an additional margin, depending on the lending institution. If the SIBOR and the LIBOR had increased by 100 basis points during fiscal year 2015, fiscal year 2014, and fiscal year 2013, our interest expense would have increased by approximately $0.1 million, $0.2 million, and $0.3 million, respectively, assuming consistent borrowing levels.

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

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to six months in duration, leaving us exposed to longer term changes in exchange rates. We realized foreign exchange loss of $0.02 million and $0.02 million during fiscal year 2015 and fiscal year 2014, respectively, and foreign exchange gain of $0.4 million during fiscal year 2013. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai Baht and the RMB would have resulted in a decrease in our net dollar position of approximately $0.8 million and $3.5 million as of June 26, 2015 and June 27, 2014, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of June 26, 2015, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. As of June 26, 2015, our marketable securities are held in various financial institutions with a maturity limit not to exceed 3 years, and all securities are rated A1, P-1, F1, or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Fabrinet

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fabrinet

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Fabrinet and its subsidiaries (the “Company”) at June 26, 2015 and June 27, 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 26, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 26, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers ABAS Ltd.

PricewaterhouseCoopers ABAS Ltd.

Bangkok, Thailand

August 19, 2015

FABRINET

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	As of June 26, 2015	As of June 27, 2014

Assets
Current assets
Cash and cash equivalents	$112,978	$233,477
Marketable securities	142,866	—
Trade accounts receivable, net	134,952	101,168
Inventory, net	130,613	124,570
Deferred tax assets	1,662	1,561
Prepaid expenses	2,135	1,691
Other current assets	1,833	2,010

Total current assets	527,039	464,477

Non-current assets
Property, plant and equipment, net	140,654	97,244
Intangibles, net	137	72
Deferred tax assets	2,249	1,775
Deferred debt issuance costs	2,424	989

Total non-current assets	145,464	100,080

Total assets	$672,503	$564,557

Liabilities and Shareholders’ Equity
Current liabilities
Bank borrowings, including revolving loan and current portion of long-term loan from banks	$36,000	$6,000
Trade accounts payable	115,319	94,853
Income tax payable	1,470	1,024
Accrued payroll, bonus and related expenses	9,804	8,612
Accrued expenses	6,405	4,345
Other payables	12,050	5,795

Total current liabilities	181,048	120,629

Non-current liabilities
Long-term loans from bank, non-current portion	4,500	10,500
Deferred tax liability	737	1,040
Severance liabilities	5,477	4,453
Other non-current liabilities	1,797	1,099

Total non-current liabilities	12,511	17,092

Total liabilities	193,559	137,721

Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of June 26, 2015 and June 27, 2014)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 35,437,654 shares and 35,152,772 shares issued and outstanding as of June 26, 2015 and June 27, 2014, respectively)	354	352
Additional paid-in capital	89,390	80,882
Retained earnings	389,244	345,602
Accumulated other comprehensive loss	(44)	—

Total shareholders’ equity	478,944	426,836

Total Liabilities and Shareholders’ Equity	$672,503	$564,557

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended
(in thousands of U.S. dollars, except per share data)	June 26, 2015	June 27, 2014	June 28, 2013

Revenues	$773,587	$677,854	$641,542
Cost of revenues	(685,814)	(603,621)	(572,124)

Gross profit	87,773	74,233	69,418
Selling, general and administrative expenses	(39,460)	(27,664)	(23,787)
Income related to flooding	—	44,748	27,211
Expenses related to reduction in workforce	(1,153)	—	(2,052)

Operating income	47,160	91,317	70,790
Interest income	1,253	1,793	1,083
Interest expense	(616)	(713)	(1,010)
Foreign exchange (loss) gain, net	(19)	(24)	354
Other (expense) income	(152)	797	692

Income before income taxes	47,626	93,170	71,909
Income tax expense	(3,984)	(1,439)	(2,940)

Net income	43,642	91,731	68,969

Other comprehensive loss, before tax:
Change in fair value of marketable securities	(193)	—	—
Less: Reclassification adjustment for net loss realized and included in net income	149	—	—

Total change in unrealized loss on marketable securities, before tax	(44)	—	—
Income tax expense related to items of other comprehensive loss	—	—	—

Total other comprehensive loss, net of tax	(44)	—	—

Net comprehensive income	$43,598	$91,731	$68,969

Earnings per share
Basic	$1.23	$2.63	$2.00
Diluted	$1.21	$2.58	$1.98

Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	35,354	34,938	34,557
Diluted	35,984	35,589	34,846

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at June 29, 2012	34,470,829	$345	$65,462	$184,902	$—	$250,709
Net income	—	—	—	68,969		68,969
Share-based compensation expense	—	—	5,100	—	—	5,100
Issuance of ordinary shares	164,138	1	560	—	—	561
Tax withholdings related to net share settlement of restricted share units	—	—	(21)	—	—	(21)

Balances at June 28, 2013	34,634,967	346	71,101	253,871	—	325,318
Net income	—	—	—	91,731	—	91,731
Share-based compensation expense	—	—	5,547	—	—	5,547
Issuance of ordinary shares	517,805	6	4,561	—	—	4,567
Tax withholdings related to net share settlement of restricted share units	—	—	(327)	—	—	(327)

Balances at June 27, 2014	35,152,772	352	80,882	345,602	—	426,836
Net income	—	—	—	43,642	—	43,642
Other comprehensive loss	—	—	—	—	(44)	(44)
Share-based compensation expense	—	—	8,027	—	—	8,027
Issuance of ordinary shares	284,882	2	833	—	—	835
Tax withholdings related to net share settlement of restricted share units	—	—	(352)	—	—	(352)

Balances at June 26, 2015	35,437,654	$354	$89,390	$389,244	$(44)	$478,944

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands of U. S. dollars)	June 26, 2015	June 27, 2014	June 28, 2013

Cash flows from operating activities
Net income for the year	$43,642	$91,731	$68,969
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	12,878	10,565	9,994
Amortization of intangibles	69	93	217
Gain on disposal of property, plant and equipment	(42)	(28)	(24)
Loss from sales and maturities of marketable securities	120	—	—
Amortization of investment premium	985	—	—
Amortization of deferred debt issuance costs	527	—	—
Income related to flooding	—	(45,211)	(29,465)
Proceeds from insurers for business interruption losses related to flooding	—	—	13,143
Proceeds from insurers for inventory losses related to flooding	—	7,416	11,419
Allowance for doubtful accounts (reversal of)	13	(72)	(94)
Unrealized loss (gain) on exchange rate and fair value of derivative	671	722	(1,043)
Share-based compensation	8,027	5,547	5,100
Deferred income tax	(878)	65	2,086
Other non-cash expenses (income)	1,722	634	(89)
Reversal of uncertain tax positions	—	(1,538)	—
Inventory obsolescence (reversal of)	397	443	(584)
Loss from written-off assets and liabilities to third parties due to flood losses	—	—	2,255
Changes in operating assets and liabilities
Trade accounts receivable	(33,797)	17,379	4,739
Inventory	(6,440)	(36,051)	14,229
Other current assets and non-current assets	(283)	(1,035)	(1,207)
Trade accounts payable	20,466	17,714	(8,861)
Income tax payable	446	737	(5)
Other current liabilities and non-current liabilities	4,106	4,951	(35)
Liabilities to third parties due to flood losses	—	(7,512)	(41,994)

Net cash provided by operating activities	52,629	66,550	48,750

Cash flows from investing activities
Purchase of marketable securities	(203,407)	—	—
Proceeds from sales of marketable securities	29,036	—	—
Proceeds from maturities of marketable securities	30,356	—	—
Purchase of property, plant and equipment	(51,398)	(10,835)	(10,793)
Purchase of intangibles	(134)	(1)	(2)
Proceeds from disposal of property, plant and equipment	48	29	29
Proceeds from insurers in settlement of claims related to flood damage	—	37,795	4,904

Net cash (used in) provided by investing activities	(195,499)	26,988	(5,862)

Cash flows from financing activities
Payment of debt issuance costs	(1,946)	—	—
Proceeds from revolving loan	30,000	—	—
Repayment of long-term loans from bank	(6,000)	(12,411)	(9,668)
Proceeds from issuance of ordinary shares under employee share option plan	835	4,567	561
Withholding tax related to net share settlement of restricted share units	(352)	(327)	(21)

Net cash provided by (used in) financing activities	22,537	(8,171)	(9,128)

Net (decrease) increase in cash and cash equivalents	$(120,333)	$85,367	$33,760

	Years Ended
(in thousands of U. S. dollars)	June 26, 2015	June 27, 2014	June 28, 2013
Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	$233,477	$149,716	$115,507
(Decrease) increase in cash and cash equivalents	(120,333)	85,367	33,760
Effect of exchange rate on cash and cash equivalents	(166)	(1,606)	449

Cash and cash equivalents at end of period	$112,978	$233,477	$149,716

Supplemental disclosures
Cash paid for
Interest	$590	$709	$1,014
Taxes	$2,841	$198	$260
Cash received for interest	$749	$1,672	$873

Non-cash investing and financing activities
Fixed assets-related payable	$6,026	$1,130	$1,361

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

The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products, such as optical communication components, modules and sub-systems, industrial lasers, medical devices, and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and test. The Company focuses primarily on the production of low-volume, high-mix products. The subsidiaries of Fabrinet include Fabrinet Co., Ltd. (“Fabrinet Thailand”), Fabrinet USA, Inc., FBN New Jersey Manufacturing, Inc., Fabrinet China Holdings, Casix, Inc. (“Casix”), Fabrinet Pte., Ltd., Fabrilink SEZC, Fabrinet West, Inc., and Fabritek, Inc.

Fabrilink SEZC, Fabrinet West, Inc., and Fabritek, Inc. were incorporated in January 2015.

Asia Pacific Growth Fund III, L.P. and its affiliates held 8.9%, 8.8% and 17.8% of Fabrinet’s share capital (fully diluted) as of June 26, 2015, June 27, 2014, and June 28, 2013, respectively. The Company has no commercial transactions with Asia Pacific Growth Fund III, L.P. and its affiliates.

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

2.	Summary of significant accounting policies

Principles of consolidation

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. Fiscal year 2015, fiscal year 2014, and fiscal year 2013 ended on June 26, 2015, June 27, 2014 and June 28, 2013, respectively, and consisted of 52 weeks, 52 weeks and 52 weeks, respectively.

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

Cash and cash equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are classified as cash equivalents. Cash and cash equivalents consist of cash deposited in checking accounts, time deposits with maturities of less than three months, money market accounts, and marketable securities with maturities of three months or less at the date of purchase.

Marketable securities

Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s marketable securities generally range from three months to three years. The Company’s marketable securities consist of investment in U.S. Treasuries and fixed income securities and have been classified and accounted for as available-for-sale.

The Company’s investments in marketable securities are primary classified as available-for-sale securities and reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive income, net of tax, in the Company’s consolidated balance sheets. Changes in the fair value of available-for-sale securities impact the Company’s net income only when such securities are sold or other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis.

The Company reviews its marketable securities on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issue and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company will write down these investments to fair value.

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

Gains and losses on disposal are determined by comparing proceeds with carrying amounts and are included in operating income in the consolidated statements of operations and comprehensive income.

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

Borrowing costs

Borrowing costs are accounted for on an accrual basis and are charged to the consolidated statements of operations and comprehensive income in the year incurred, except for interest costs on borrowings to finance certain qualifying assets. Such costs to finance qualifying assets are capitalized during the period of time that is required to complete and prepare the assets for their intended use, as part of the cost of the assets. All other borrowing costs are expensed as incurred.

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

Derivatives

The derivatives assets and liabilities are recognized on the consolidated balance sheets as other current assets or accrued expenses at fair value, based on the free-standing derivative instrument. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation and can either be designated as (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value” hedge), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge) or (3) held for trading or not designated for hedge accounting (“free-standing derivative instrument”).

The Company does not have any derivatives designated as either fair value or cash flow hedges. Accordingly, the change in the fair value of the derivatives is recorded in foreign exchange (loss) gain on the consolidated statement of operations and comprehensive income.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, marketable securities, derivatives, and accounts receivable.

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

Services revenue of $32.3 million, $25.5 million, and $24.1 million were recognized in the consolidated statements of operations and comprehensive income for the years ended June 26, 2015, June 27, 2014 and June 28, 2013, respectively.

Sales of goods

Revenues from sales of goods are generally recognized when the product is shipped to the customer and when there are no unfulfilled obligations that affect the customer’s final acceptance of the arrangement. Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenues are recognized.

Certain customers may request the Company to store finished products purchased by them at the Company’s warehouse. In these instances, the Company receives a written request from the customer asking the Company to hold the inventory at the Company’s warehouse and the ordered goods are segregated in the

Company’s warehouse from other inventory and cannot be used to fulfil other customer orders. In these situations revenue is only recognized when persuasive evidence of the sales arrangement exists, the goods are completed and ready for shipment, pricing is fixed or determinable, collection is reasonably assured, and title and risk of loss have passed to the customer.

Warranty provision

Provisions for estimated expenses relating to product warranties are made at the time the products are sold using historical experience. Generally, this warranty is limited to workmanship and the Company’s liability is capped at the price of the product. The provisions will be adjusted when experience indicates an expected settlement will differ from initial estimates.

Warranty cost allowances of $0.03 million, $0.02 million, and $0.02 million were recognized in the consolidated statements of operations and comprehensive income for the years ended June 26, 2015, June 27, 2014 and June 28, 2013, respectively.

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

Employee contribution plan

The Company operates a defined contribution plan, known as a provident fund, in Fabrinet Thailand. The assets of this plan are in a separate trustee-administered fund. The provident fund is funded by matching payments from employees and by the subsidiary on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company sponsors the Fabrinet U.S. 401(k) Retirement Plan (the “401(k) Plan”), a Defined Contribution Plan under ERISA, at Fabrinet USA, Inc., FBN New Jersey Manufacturing, Inc., and Fabrinet West Inc., its subsidiaries, which provides retirement benefits for its eligible employees through tax deferred salary deductions.

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

The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of both positive and negative evidence and the relative weight of the evidence. The Company has determined that it is more likely than not that deferred tax asset attributable to a subsidiary in the United States will not be realized, primarily due to uncertainties related to its ability to utilize its net operating loss carryforward before they expire. Accordingly, the Company has established a valuation allowance for such deferred tax asset. If there is a change in the Company’s ability to realize its deferred tax assets for which a valuation allowance has been established, then its tax provision may decrease in the period in which it determines that realization is more likely than not. Likewise, if the Company determines that it is not more likely than not that its deferred tax assets will be realized, then a valuation allowance may be established for such deferred tax assets and the Company’s tax provision may increase in the period in which it makes the determination.

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

New Accounting Pronouncements—not yet adopted by the Company

In July 2015, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The update provides the guidance that an entity, that measured inventory by using first-in, first-out or average cost, should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within these fiscal years. This update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting date. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

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

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. The objective of this amendment is to reduce the complexity in accounting standards by eliminating the concept of extraordinary items from U.S. GAAP. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports its classification as an extraordinary item. The following criteria must both be met for extraordinary classification: (a) the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity; and (b) the underlying event or transaction should not reasonably be expected to recur in the foreseeable future. This amendment is effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect that the adoption of this update will have an effect on its consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718), Accounting for Share-Based Payments when the terms of an award provide that a performance target could be achieved after the requisite service period”. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The Company is currently evaluating the impact of adoption of this new guidance on its consolidated financial statements.

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

Income of the Company exempted from corporate income tax in the Cayman Islands amounted to $27.0 million, $73.0 million and $50.3 in the years ended June 26, 2015, June 27, 2014 and June 28, 2013, respectively.

Thailand

Fabrinet Co., Ltd. is where the majority of the Company’s operations and production takes place. The Company is not subject to tax for the period from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5, and from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on, among other things, the export of the Company’s customers’ products out of Thailand and the Company’s agreement not to move Fabrinet Thailand’s manufacturing facilities out of its current province in Thailand for at least 15 years. In addition, in December 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result of the announcement, enacted corporate income tax rates for Fabrinet Thailand were reduced from 23% in fiscal year 2013 to 20% in fiscal year 2014, fiscal year 2015, and fiscal year 2016.

People’s Republic of China

Casix had been granted a tax privilege to reduce its corporate income tax rate from 25% to 15%, but the privilege expired on December 31, 2013. As a result, the corporate income tax rate for Casix has been 25% since January 2014.

The Company’s income tax expense consisted of the following:

	Years Ended
(amount in thousands)	June 26, 2015	June 27, 2014	June 28, 2013
Current	$4,191	$2,304	$239
Deferred	(207)	(865)	2,701

Total income tax expense	$3,984	$1,439	$2,940

The reconciliation between the Company’s taxes that would arise by applying the statutory tax rate of the country of the Company’s principal operations, Thailand, to the Company’s effective tax charge is shown below:

	Years Ended
(amount in thousands)	June 26, 2015	June 27, 2014	June 28, 2013
Income before income taxes (1)	$47,626	$93,170	$71,909
Tax expense calculated at a statutory corporate income tax rate of 20% (2014: 20% and 2013: 23%)	9,525	18,634	16,539
Effect of income taxes from locations with tax rates different from Thailand	1,134	(2)	(457)
Income not subject to tax (2)	(7,094)	(15,648)	(12,728)
Income tax on unremitted earnings (reversal of)	1,263	(259)	466
Effect of different tax rate in relation to deferred tax utilization (3)	(221)	(662)	(303)
Effect of foreign exchange rate adjustment	(365)	(380)	(90)
Tax rebate from research and development application	(102)	—	—
Insurance proceeds from equipment claim due to flooding	—	—	(516)
Reversal of reserve fixed assets damaged from flooding	—	(251)	—
Others	(156)	7	29

Corporate income tax expense	$3,984	$1,439	$2,940

(1)	Income before income taxes was mostly generated from domestic income in the Cayman Islands.
(2)

Income not subject to tax relates to income earned in the Cayman Islands, income subject to an investment promotion privilege for Building 5 and Building 6. Income not subject to tax per ordinary share on a diluted basis (in dollars) was $0.20, $0.44 and $0.37 for the years ended June 26, 2015, June 27, 2014 and June 28, 2013, respectively.

(3)	The balances were effect of different tax rate in relation to the rate recognized deferred taxes in fiscal year 2015 and the rate when deferred taxes will be utilized in the following fiscal years.

The Company’s deferred tax assets and deferred tax liabilities, net of valuation allowance, at each balance sheet date are as follows:

	Years Ended
(amount in thousands)	June 26, 2015	June 27, 2014
Deferred tax assets:
Depreciation	$1,057	$979
Severance liability	1,192	796
Reserve and allowance	1,648	1,561
Others	14	—

Total	3,911	3,336

Deferred tax liabilities:
Deferred tax from unremitted earning	(737)	(1,040)

Total	(737)	(1,040)

Net	$3,174	$2,296

Current deferred income tax assets and liabilities and non-current deferred income tax assets and liabilities are offset when the income taxes relate to the same tax jurisdiction. The following amounts are shown in the consolidated balance sheets:

	Years Ended
(amount in thousands)	June 26, 2015	June 27, 2014
Deferred income tax assets—current	$1,662	$1,561
Deferred income tax liabilities—current	—	—

Current deferred income tax—net	1,662	1,561

Deferred income tax assets—non current	3,253	1,775
Deferred income tax liabilities—non current	(737)	(1,040)

Less: Valuation allowance	(1,004)	—
Non-current deferred income tax—net	1,512	735

Net deferred income tax assets	$3,174	$2,296

As of June 26, 2015, the Company recognized deferred tax assets of $1.0 million from tax net operating loss carrying forward of a subsidiary of the Company. Utilization of the tax net operating losses carrying forward may be subject to substantial limitations according to the subsidiary’s future operation, which may result in the reduced utilization of a portion of the Company’s net operating losses.

Income tax liabilities have not been established for withholding tax and other taxes that would be payable on the unremitted earnings of Fabrinet Thailand. Such amounts of Fabrinet Thailand are permanently reinvested; unremitted earnings for Fabrinet Thailand totaled $50.9 million and $37.2 million as of June 26, 2015 and June 27, 2014, respectively. Unrecognized deferred tax liabilities for such unremitted earnings were $2.6 million and $2.6 million as of June 26, 2015 and June 27, 2014, respectively.

Deferred tax liabilities of $0.7 million and $1.0 million have been established for withholding tax on the unremitted earnings of Casix, which included in non-current deferred tax liability as of June 26, 2015 and June 27, 2014, respectively.

Uncertain income tax positions

Interest and penalties related to uncertain tax positions are recognized in income tax expense. The Company had approximately $0.2 million and $0.04 million of accrued interest and penalties related to uncertain tax positions on the consolidated balance sheets as of June 26, 2015 and June 27, 2014, respectively. The Company recorded (reversed) interest and penalties of $0.1 million, ($0.6 million) and ($0.1 million) for the years ended June 26, 2015, June 27, 2014 and June 28, 2013, respectively, in the consolidated statements of operations and comprehensive income. With regard to the Thailand jurisdiction, tax years 2010 through 2014 remain open to examination by the local authorities.

The following table indicates the changes to the Company’s uncertain income tax positions for the years ended June 26, 2015, June 27, 2014, and June 28, 2013 included in other non-current liabilities.

(amount in thousands)	As of June 26, 2015	As of June 27, 2014	As of June 28, 2013
Beginning balance	$868	$1,167	$1,124
Additions during the year	552	510	358
Reductions for tax positions of prior years	—	(809)	(315)

Ending balance	$1,420	$868	$1,167

4.	Earnings per ordinary share

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

	Years Ended
(amount in thousands except per share amounts)	June 26, 2015	June 27, 2014	June 28, 2013
Net income attributable to shareholders	$43,642	$91,731	$68,969

Weighted-average number of ordinary shares outstanding (thousands of shares)	35,354	34,938	34,557
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	630	651	289

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	35,984	35,589	34,846

Basic earnings per ordinary share	$1.23	$2.63	$2.00
Diluted earnings per ordinary share	$1.21	$2.58	$1.98
Outstanding share options excluded in the computation of diluted earnings per ordinary share (1)	39,544	44,369	1,129,933

(1)	These share options were not included in the computation of diluted earnings per ordinary share for fiscal year 2015, fiscal year 2014, and fiscal year 2013, respectively, because the exercise price of the options was greater than the average market price of the underlying shares.

5.	Cash, cash equivalents and marketable securities

The Company’s cash, cash equivalents, and marketable securities can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized (Loss)/Gain	Cash and Cash Equivalents	Marketable Securities
As of June 26, 2015
Cash	$—	$—	$105,548	$—
Cash equivalents	7,430	—	7,430	—
Corporate bonds and commercial papers	120,144	(43)	—	120,101
U.S. agency and U.S. treasury securities	21,029	(2)	—	21,027
Sovereign and municipal securities	1,737	1	—	1,738

Total	$150,340	$(44)	$112,978	$142,866

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized (Loss)/Gain	Cash and Cash Equivalents	Marketable Securities
As of June 27, 2014
Cash	$—	$—	$214,283	$—
Cash equivalents	—	—	19,194	—

Total	$—	$—	$233,477	$—

The cash equivalents include short term bank deposits, investments in money market funds, and marketable securities with maturities of less than three months. The effective interest rate on short term bank deposits was 0.66% and 1.01% per annum for the years ended June 26, 2015 and June 27, 2014, respectively.

As of June 26, 2015, 66.4% of our cash and cash equivalents were held by the Parent Company.

The following table summarizes the cost and estimated fair value of marketable securities classified as available-for-sale securities based on stated effective maturities as of June 26, 2015:

(amount in thousands)	Carrying Cost	Fair Value
Due within one year	$30,461	$30,458
Due between one to three years	112,449	112,408

Total	$142,910	$142,866

During the year ended June 26, 2015, the net realized loss recognized by the Company was $0.1 million.

As of June 26, 2015, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the year ended June 26, 2015.

As of June 26, 2015, cash, cash equivalents, and marketable securities included bank deposits of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement and comply with covenants. Under the terms and conditions of the Facility Agreement, the Company shall maintain cash, cash equivalents and/or marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits, and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. As discussed in Note 11, the Company must comply with this covenant from and after the effective date of the Facility Agreement.

6.	Fair Value

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 26, 2015
Assets
Cash equivalents	$—	$7,430		$—	$7,430
Corporate bonds and commercial papers	—	120,101		—	120,101
U.S. agency and U.S. treasury securities	—	21,027		—	21,027
Sovereign and municipal securities	—	1,738		—	1,738
Derivative assets	—	4	(1)	—	4

Total	$—	$150,300		$—	$150,300

Liabilities
Derivative liabilities	$—	$371	(2)	$—	$371

Total	$—	$371		$—	$371

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 27, 2014
Assets
Cash equivalents	$—	$19,194		$—	$19,194
Derivative assets	—	135	(3)	—	135

Total	$—	$19,329		$—	$19,329

Liabilities
Derivative liabilities	$—	$1	(4)	$—	$1

Total	$—	$1		$—	$1

(1)	Foreign currency options with notional amount of $3.0 million and forward contracts with notional amount of Canadian dollars 0.4 million.
(2)	Foreign currency options with notional amount of $41.0 million.
(3)	Foreign currency options with notional amount of $15.0 million.
(4)	Foreign currency forward contracts with notional amount of Canadian dollars 0.9 million.

Derivative Financial Instruments

The Company uses foreign currency exchange contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities and does not use derivatives for speculative purposes. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of its foreign currency-denominated assets and liabilities change. The Company has not designated such foreign currency exchange contracts as hedging instruments under the accounting standard for derivatives and hedging. The forward exchange contracts and option contracts outstanding as of June 26, 2015 and June 27, 2014 had a maturity in one to six months duration. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard.

The derivative assets and liabilities are classified in other assets and accrued expenses, respectively, on the audited consolidated balance sheets. The change in fair value of derivatives is recorded in foreign exchange gain (loss) on the audited consolidated of operations and comprehensive income.

7.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts were as follows:

	Years Ended
(amount in thousands)	June 26, 2015	June 27, 2014	June 28, 2013
Balance, beginning of period	$37	$109	$203
Charged to Expense/(Credited to Income)	13	(72)	(94)

Balance, end of period	$50	$37	$109

8.	Inventory

(amount in thousands)	As of June 26, 2015	As of June 27, 2014
Raw materials	$46,065	$40,885
Work in progress	69,174	56,376
Finished goods	11,843	22,970
Goods in transit	6,488	6,899

	133,570	127,130
Less: Inventory obsolescence	(2,957)	(2,560)

Inventory, net	$130,613	$124,570

9.	Property, plant and equipment, net

The components of property, plant and equipment, net were as follows:

(amount in thousands)	Land	Building and Building Improvement	Manufacturing Equipment	Office Equipment	Motor Vehicles	Computers	Construction and Machinery Under Installation	Total
As of June 26, 2015
Cost	$26,672	$86,926	$79,825	$5,378	$528	$13,196	$10,198	$222,723
Less: Accumulated depreciation	—	(21,016)	(47,017)	(3,343)	(458)	(10,235)	—	(82,069)

Net book value	$26,672	$65,910	$32,808	$2,035	$70	$2,961	$10,198	$140,654

As of June 27, 2014
Cost	$14,353	$73,353	$60,354	$5,376	$615	$12,044	$1,369	$167,464
Less: Accumulated depreciation	—	(17,580)	(39,100)	(3,266)	(608)	(9,666)	—	(70,220)

Net book value	$14,353	$55,773	$21,254	$2,110	$7	$2,378	$1,369	$97,244

On February 24, 2015, one of Fabrinet’s subsidiaries purchased a building of approximately 74,000 square feet and the associated 4.05 acres of land located in Santa Clara, California, for the purpose of expanding the Company’s manufacturing facilities in the United States. The purchase price of the land and building was $12.3 million and $13.2 million, respectively.

Depreciation expense amounted to $12.9 million, $10.6 million, and $10.0 million for the years ended June 26, 2015, June 27, 2014 and June 28, 2013, respectively and have been allocated between cost of revenues and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. During fiscal year 2014, we wrote-off all assets damaged from flood and reversed all asset impairment reserve due to we fully settled with insurance companies for our damaged assets claim.

The cost of fully depreciated property, plant and equipment written-off during the years ended June 26, 2015, June 27, 2014, and June 28, 2013 amounted to $1.1 million, $2.6 million and $0.3 million, respectively.

There was no interest expense capitalized in construction in progress during the years ended June 26, 2015 and June 27, 2014, respectively.

10.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of June 26, 2015
Software	$3,357	$(3,220)	$137

Total intangibles	$3,357	$(3,220)	$137

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of June 27, 2014
Software	$3,458	$(3,386)	$72

Total intangibles	$3,458	$(3,386)	$72

The Company recorded amortization expense relating to intangibles of $0.1 million, $0.1 million and $0.2 million for the years ended June 26, 2015, June 27, 2014, and June 28, 2013, respectively.

Based on the carrying amount of intangibles as of June 26, 2015, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in June is as follows:

(amount in thousand)
2016	$32
2017	28
2018	27
2019	27
2020	23

Total	$137

11.	Borrowings

The Company’s total borrowing, including revolving and long-term borrowings, consisted of the following:

(amount in thousands)
Rate (1)	Conditions	Maturity		As of June 26, 2015	As of June 27, 2014
Short-term borrowing:
Revolving borrowing:
LIBOR + 1.75% per annum	Repayable in 1 to 6 months	July 2015	(2)	$30,000	$—
Current portion of long-term borrowing				6,000	6,000

				$36,000	$6,000

Long-term borrowing:
LIBOR + 2.8% per annum	Repayable in quarterly installments within 6 years	March 2017		$10,500	$16,500
Less: Current portion				(6,000)	(6,000)

Non-current portion				$4,500	$10,500

(1)	LIBOR is London Interbank Offered Rate.
(2)	On July 14, 2015, the Company sent a notice to the bank to renew the maturity date of this revolving borrowing. The bank approved the notice and extended the maturity date to August 20, 2015.

On April 25, 2014, a subsidiary of the Company entered into an amendment to the bank borrowing agreement. Under the amendment of the contract, the long-term loan is secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral as of June 26, 2015 and June 27, 2014 was $50.0 million and $52.3 million, respectively. This subsidiary is also required to comply with the maximum ratios of debt to equity and minimum levels of debt service coverage ratios, and Fabrinet must maintain an effective shareholding ratio. The carrying amounts of bank borrowings approximate their fair value.

As of June 26, 2015 and June 27, 2014, the Company was in compliance with its long-term bank borrowing agreement. In addition to financial ratios, certain of the Company’s credit facilities include customary events of default.

The movements of long-term loans were as follows for years ended June 26, 2015 and June 27, 2014:

	Years ended
(amount in thousands)	June 26, 2015	June 27, 2014
Opening net book amount	$16,500	$28,911
Repayment during the period	(6,000)	(12,411)

Closing net book amount	$10,500	$16,500

As of June 26, 2015, future maturities of long-term debt were as follows at the end of each fiscal year below:

(amount in thousands)
2016	$6,000
2017	4,500

Total	$10,500

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

On February 26, 2015, the Company entered into the Second Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from May 21, 2015 to July 31, 2015. It also allows the Company, upon the satisfaction of certain conditions, to designate from time to time one or more of its subsidiaries as borrowers under the Facility Agreement. On July 31, 2015, the Company entered into the Third Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from July 31, 2015 to July 31, 2016. As of June 26, 2015, the outstanding revolving borrowing under the Facility Agreement was $30.0 million, resulting in available credit facilities of $170.0 million. Borrowings under the revolving credit facility are classified as current liabilities in the audited consolidated balance sheet as the Company has the periodic option to renew, or pay all or a portion of, the outstanding balance at the end of the maturity date, which is in the range of 1 to 6 months, without premium or penalty, upon notice to the administrative agent. On July 14, 2015, the Company sent a notice to the bank to renew the maturity date of this revolving borrowing. The bank approved the notice and extended the maturity date to August 20, 2015.

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

Fabrinet’s obligations under the Facility Agreement are guaranteed by certain of its existing and future direct material subsidiaries. In addition, the Facility Agreement is secured by Fabrinet’s present and future accounts receivable, deposit accounts and cash, and a pledge of the capital stock of certain of Fabrinet’s direct subsidiaries. Fabrinet is required to maintain at least $40.0 million of cash, cash equivalents, and marketable securities at financial institutions located in the United States. Further, Fabrinet is required to maintain any of its deposits accounts or securities accounts with balances in excess of $10.0 million in a jurisdiction where a control agreement, or the equivalent under the local law, can be effected. The Facility Agreement contains customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (i) a minimum tangible net worth of not less than $200.0 million plus 50% of quarterly net income, exclusive of quarterly losses; (ii) a minimum debt service coverage ratio of not less than 1.50:1.00; (iii) a maximum senior leverage ratio of not more than 2.50:1.00; and (iv) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of June 26, 2015, the Company was in compliance with all covenants under the Facility Agreement.

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

Undrawn available credit facilities classified by available period of future borrowing as of June 26, 2015 and June 27, 2014 were as follows:

(amount in thousands)	June 26, 2015	June 27, 2014
Short-term	$1,480	$1,539
Long-term	$170,000	$—

12.	Severance liabilities

The following table provides the information of the severance liabilities:

(amount in thousands)	As of June 26, 2015	As of June 27, 2014
Balance, beginning of the fiscal year	$4,453	$4,382
Charged to consolidated statements of operations	1,024	71

Balance, end of the fiscal year	$5,477	$4,453

The amount recognized in the consolidated balance sheets under non-current liabilities was determined as follows:

(amount in thousands)	As of June 26, 2015	As of June 27, 2014
Present value of defined benefit obligation	$5,477	$4,453

Total	$5,477	$4,453

The amount recognized in the consolidated statements of operations and comprehensive income was as follows:

	Years Ended
(amount in thousands)	June 26, 2015	June 27, 2014	June 28, 2013
Current service cost	$360	$368	$722
Interest cost	203	207	211
Benefit paid	(10)	(223)	(4)
Actuarial loss (gain) on obligation	471	(281)	(967)

Total	$1,024	$71	$(38)

The principal actuarial assumptions used were as follows:

	Years Ended
	June 26, 2015	June 27, 2014	June 28, 2013
Discount rate	4.0%	4.9%	5.1%
Future salary increases	4.2%	4.2%	4.4%

13.	Share-based compensation

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

The effect of recording share-based compensation expense for the years ended June 26, 2015, June 27, 2014 and June 28, 2013 was as follows:

	Years Ended
(amount in thousands)	June 26, 2015	June 27, 2014	June 28, 2013
Share-based compensation expense by type of award:
Share options	$226	$802	$1,864
Restricted share units	7,801	4,745	3,236

Total share-based compensation expense	8,027	5,547	5,100
Tax effect on share-based compensation expense	—	—	—

Net effect on share-based compensation expense	$8,027	$5,547	$5,100

Share-based compensation expense was recorded in the consolidated statements of operations and comprehensive income as follows:

	Years Ended
(amount in thousands)	June 26, 2015	June 27, 2014	June 28, 2013
Cost of revenue	$1,450	$1,182	$1,105
Selling, general and administrative expense	6,577	4,365	3,995

Total share-based compensation expense	$8,027	$5,547	$5,100

The Company did not capitalize any share-based compensation expense as part of any asset costs during the years ended June 26, 2015, June 27, 2014 and June 28, 2013.

Share-based award activity

Share options have been granted to directors and employees. As of June 26, 2015, there were 6,590 share options outstanding under the Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

In March 2010, Fabrinet’s shareholders adopted the 2010 Performance Incentive Plan (the “2010 Plan”). On December 20, 2010 and December 20, 2012, the 2010 Plan was amended to increase the number of shares reserved for issuance. As of June 26, 2015, there were an aggregate of 785,429 share options outstanding, 1,140,927 restricted share units outstanding and 2,939,135 ordinary shares available for future grant under the 2010 Plan. The 1999 Plan and 2010 Plan are collectively referred to as the “Share Option Plans”.

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

The following table summarizes share options activity:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 29, 2012	1,470,290	532,646	$14.88
Granted	—		—	—
Exercised	(94,188)		$5.96
Forfeited	(44,443)		$17.33
Expired	(54,348)		$16.97

Balance as of June 28, 2013	1,277,311	750,949	$15.37
Granted	—		—	—
Exercised	(351,435)		$13.00
Forfeited	(26,276)		$15.54
Expired	(33,710)		$16.93

Balance as of June 27, 2014	865,890	666,305	$16.27
Granted	—		—	—
Exercised	(56,968)		$14.67
Forfeited	(8,347)		$15.90
Expired	(8,556)		$21.44

Balance as of June 26, 2015	792,019	758,451	$16.33

Expected to vest as of June 26, 2015	789,048		$16.33

The fair value of each grant of stock options was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and management estimate to determine.

The total fair value of shares vested during the years ended June 26, 2015, June 27, 2014, and June 28, 2013 was $1.1 million, $2.0 million, and $2.4 million, respectively. The total intrinsic value of options exercised during the years ended June 26, 2015, June 27, 2014, and June 28, 2013 was $0.2 million, $2.2 million, and $0.8 million, respectively. In conjunction with these exercises, there was no tax benefit realized by the Company due to the fact that it is exempted from income tax. The amount of cash received from the exercise of share options was $0.8 million during the year ended June 26, 2015.

Valuation Method—The Company estimated the fair value of the Company’s ordinary shares to be used in the Black-Scholes-Merton (“BSM”) option-pricing formula by taking into consideration a number of assumptions.

Expected Dividend—The Company used zero as an annualized dividend yield since it did not anticipate paying any cash dividends in the near future.

Expected Volatility—The Company determined the expected volatility based on the Company’s historical volatility over the last 4 years.

Risk-Free Interest Rate—The Company based the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the option.

Expected Term—Expected terms used in the BSM option-pricing formula represent the periods that the company’s share options are expected to be outstanding and are determined based on the Company’s historical experience of similar awards, giving consideration to the contractual terms of the share options, vesting schedules and expectations of future employee behavior.

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

Fair Value—The fair value of Fabrinet’s share options granted to employees was estimated using the weighted-average assumptions of expected volatility, risk-free rate of return, and expected term.

The following summarizes information for share options outstanding as of June 26, 2015 under the share options plan:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (amount in thousands)
	6,590	$5.75	1.14
	8,368	$13.77	2.16
	416,526	$16.83	2.30
	30,000	$15.05	2.36
	23,844	$25.50	2.55
	7,400	$26.16	2.61
	8,300	$23.62	2.86
	66,989	$15.16	3.15
	193,521	$14.12	3.38
	22,760	$19.36	3.62
	5,550	$18.60	3.68
	2,171	$12.83	3.87

Options outstanding	792,019		2.69	$3,010

Options exercisable	758,451		2.66	$2,843

Expected to vest as of June 26, 2015	789,048		2.69	$2,995

As of June 26, 2015, there was $0.01 million of unrecognized compensation cost related to share options under the Share Option Plans that is expected to be recognized over a weighted-average period of 0.41 years.

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

On May 24, 2015 the Company entered into an amended and restated employment agreement with an executive of the Company that provides for accelerated vesting of equity awards under certain circumstances. Under the agreement, any equity award granted to the executive after February 20, 2017, shall vest over a period not longer than 2 years following the applicable grant date. If the executive’s employment with the Company continues through and including February 20, 2017, any then outstanding equity award grants will become 100% vested. During the year the modification was made for the executive, the Company recalculated the share-based compensation expense, and the impact of this modification to the consolidated financial statements was $0.04 million.

The following table summarizes restricted share unit activity:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 29, 2012	168,275	$14.44
Granted	468,387	$12.42
Issued	(71,880)	$14.10
Forfeited	(19,114)	$12.78

Balance as of June 28, 2013	545,668	$12.81
Granted	479,894	$15.37
Issued	(184,773)	$12.98
Forfeited	(78,494)	$14.25

Balance as of June 27, 2014	762,295	$14.23
Granted	666,582	$17.53
Issued	(247,593)	$14.44
Forfeited	(40,357)	$16.68

Balance as of June 26, 2015	1,140,927	$16.03

Expected to vest as of June 26, 2015	1,039,544	$16.02

The total fair value of restricted share units vested during the year ended June 26, 2015, June 27, 2014, and June 28, 2013 was $3.6 million, $2.4, million and $1.0 million, respectively. The aggregate intrinsic value of restricted share units outstanding as of June 26, 2015 was $22.7 million.

As of June 26, 2015, there was $8.0 million of unrecognized share-based compensation expense related to restricted share units under the 2010 Plan that is expected to be recorded over a weighted-average period of 2.55 years.

For the years ended June 26, 2015 and June 27, 2014, the Company withheld an aggregate of 19,679 shares and 18,403 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For fiscal year 2015 and fiscal year 2014, the Company then remitted cash of $0.4 million and $0.3 million, respectively, to the appropriate taxing authorities, and presented it in a financing activity within the consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

14.	Employee benefit plans

Employee contribution plan

The Company operates a defined contribution plan, known as a provident fund, in its Thailand subsidiary. The assets of this plan are in a separate trustee-administered fund. The provident fund is funded by matching payments from employees and by the subsidiary on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company’s contributions to the provident fund amounted to $2.3 million, $2.1 million, and $2.2 million in the years ended June 26, 2015, June 27, 2014, and June 28, 2013, respectively.

The Company sponsors the Fabrinet U.S. 401(k) Retirement Plan (the “401(k) Plan”), a Defined Contribution Plan under ERISA, at its Fabrinet USA, Inc., FBN New Jersey Manufacturing, Inc., and Fabrinet West, Inc. subsidiaries, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 80% of their annual compensation, subject to annual contributions limits established by the Internal Revenue Service. The Company provides for a 100% match of employees’ contributions to the 401(k) Plan up to the first 6% of annual compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $0.3 million, $0.2 million, and $0.2 million in the years ended June 26, 2015, June 27, 2014, and June 28, 2013, respectively.

Executive incentive plan and employee performance bonuses

For the year ended June 26, 2015, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP earnings per share targets as well as qualitative objectives, based on achieving individual performance goal for the fiscal year. For the year ended June 27, 2014, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and gross margin percentage target as well as qualitative objectives, based on achieving individual performance goals for the fiscal year. For the year ended June 28, 2013, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and earnings per share milestones for the fiscal years. During the years ended June 26, 2015, June 27, 2014, and June 28, 2013, discretionary merit-based bonus awards were also available to Fabrinet’s non-executive employees.

Bonus distributions to employees were $6.0 million, $5.1 million, and $3.7 million for the years ended June 26, 2015, June 27, 2014, and June 28, 2013, respectively.

15.	Shareholders’ equity

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

In the year ended June 26, 2015, Fabrinet issued 56,968 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $14.67 per share, and 227,914 ordinary shares upon the vesting of restricted share units, net of shares withheld.

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

All such issued shares are fully paid.

16.	Accumulated other comprehensive loss

The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized loss and the reclassification adjustment for net loss realized and included in other expense in net income on available-for-sale securities. For the year ended June 26, 2015, the changes in accumulated other comprehensive loss, net of tax were as follows:

(amount in thousands)	Unrealized Loss on Available-for-Sale Securities
Balance as of June 27, 2014	$—
Other comprehensive loss before reclassification adjustment	(193)
Less: Reclassification adjustment for net loss realized and included in other expense in net income	149

Net current-period other comprehensive loss	$(44)

Balance as of June 26, 2015	$(44)

17.	Commitments and contingencies

Bank guarantees

As of June 26, 2015 and June 27, 2014, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $0.8 million and $0.3 million, respectively.

Operating lease commitments

The Company leases a portion of its capital equipment, vehicle, and certain land and buildings for its facilities in Cayman Islands, China, and New Jersey under operating lease arrangements that expire in various years through 2020. Rental expense under these operating leases amounted to $1.1 million, $0.8 million, and $0.8 million for the years ended June 26, 2015, June 27, 2014, and June 28, 2013, respectively.

As of June 26, 2015, the future minimum lease payments due under non-cancelable leases are as follows at the end of each fiscal year below:

(amount in thousands)
2016	$1,153
2017	979
2018	979
2019	489
2020	291

Total minimum operating lease payments	$3,891

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

As of June 26, 2015, the Company had an outstanding commitment to third parties of $4.3 million.

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

Contingent liability

In the first week of October 2013, the Company authorized a customer to return a number of units of its product manufactured at the Company’s Pinehurst facility, due to functional failure. After investigation, the Company found that the affected products were produced during the first quarter of fiscal year 2014. On March 28, 2014, the Company entered into a settlement agreement with the customer for the losses as a result of the product failure. The settled amount was $0.5 million and recorded in the consolidated statement of operations and comprehensive income for the year ended June 27, 2014. There was no additional expense recorded during the year ended June 26, 2015 due to this case.

18.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of June 26, 2015, June 27, 2014, and June 28, 2013, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customer. The Company operates primarily in three geographic regions: North America, Asia-Pacific, and Europe. The following table presents total revenues by geographic regions:

	Years Ended
(amount in thousands)	June 26, 2015	June 27, 2014	June 28, 2013
North America	$370,836	$326,647	$299,510
Asia-Pacific	309,941	230,314	218,393
Europe	92,810	120,893	123,639

Total	$773,587	$677,854	$641,542

As of June 26, 2015 and June 27, 2014, the Company had approximately $31.8 million and $0.3 million of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

The following table presents revenues by end market:

	Years Ended
(amount in thousands)	June 26, 2015	June 27, 2014	June 28, 2013
Optical communications	$553,245	$484,071	$449,790
Lasers, sensors, and other	220,342	193,783	191,752

Total	$773,587	$677,854	$641,542

Significant customers

Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Years Ended
	June 26, 2015	June 27, 2014	June 28, 2013
JDS Uniphase Corporation	20%	24%	22%
Oclaro, Inc.	10%	22%	25%

Accounts receivable from individual customers that were equal to or greater than 10% of accounts receivable as of June 26, 2015, June 27, 2014, and June 28, 2013, respectively, were as follows:

	Years Ended
	June 26, 2015	June 27, 2014	June 28, 2013
JDS Uniphase Corporation	19%	23%	17%
Valeo	11%	10%	* (1)
Oclaro, Inc. (1)	* (1)	14%	31%

(1)	Less than 10% of total revenue / total accounts receivable.

19.	Financial instruments

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

As of June 26, 2015 and June 27, 2014, the Company had outstanding foreign currency assets and liabilities as follows:

	As of June 26, 2015		As of June 27, 2014
(amount in thousands, except percentages)	Currency	$	Currency	$
Assets
Thai Baht	377,785	$11,596	1,536,887	$47,318
RMB	67,455	11,029	74,813	12,156

Total		$22,625		$59,474

Liabilities
Thai Baht	860,425	$26,410	735,490	$22,644
RMB	20,461	3,347	32,512	5,283

Total		$29,757		$27,927

The Thai Baht assets represent cash and cash equivalents, accounts receivable, deposits and other current assets. The Thai Baht liabilities represent trade accounts payable, accrued expenses and other payables. The Company manages its exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 26, 2015, there was $41.0 million in option contracts outstanding on the Thai Baht payables and as of June 27, 2014, there were $15.0 million in options contracts outstanding on the Thai Baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of June 26, 2015 and June 27, 2014, there were no selling RMB to U.S. dollar forward contracts outstanding.

As of June 26, 2015 and June 27, 2014, unrealized loss from fair market value of derivatives amounted to $0.4 million and unrealized gain from fair market value of derivatives amounted to $0.1 million, respectively.

Interest Rate Risk

The Company’s principal interest bearing assets are time deposits and short-term investments less than three months held with high quality financial institutions. The Company’s principal interest bearing liabilities are bank loans which bear interest at floating rates.

20.	Income related to flooding

The Company suspended production at all of its manufacturing facilities in Thailand from October 17, 2011 through November 14, 2011 due to severe flooding in Thailand. The Company never resumed, and has permanently ceased, production at its Chokchai facility. The Company submitted claims for losses to its insurance companies, all of which were settled as of the end of fiscal year 2014.

In fiscal year 2014, the Company received from its insurer a final payment of $45.2 million against its claim for owned and consigned equipment and inventory, which the Company recognized as income related to flooding. This income was offset by $0.5 million of other expenses from write-offs of advance payments to a customer due to flood-related losses.

During fiscal year 2014, the Company fulfilled its obligations to a customer in accordance with the a settlement agreement entered into during the third quarter of fiscal year 2013 by making a final cash payment of $5.3 million and transferring equipment with an aggregate value of $2.3 million to such customer. In addition, the Company fulfilled its obligations to a customer’s insurers in accordance with a settlement agreement entered into during the fourth quarter of fiscal 2013 by making a payment of $2.3 million.

21.	Expenses related to reduction in workforce

As part of the Company’s ongoing efforts to achieve greater efficiencies in all areas of its business, during the year ended June 26, 2015 and June 28, 2013, the Company implemented a reduction in workforce and incurred expenses of approximately $1.2 million and $2.1 million, respectively, which represented severance and benefits costs incurred for the termination of approximately 100 employees and 180 employees, respectively, in accordance with contractual obligations and local regulations.

22.	Principal subsidiaries

Fabrinet’s subsidiaries are:

Name	Business	Country of Incorporation	Percent interest
Fabrinet Co., Ltd.	Manufacturing and assembly	Thailand	99.99

Fabrinet USA, Inc.	Marketing and administrative support services	United States of America (California)	100

FBN New Jersey Manufacturing, Inc.	Manufacturing and assembly	United States of America (Delaware)	100

Fabrinet China Holdings	Holding company	Mauritius Island	100

CASIX Inc. (a wholly-owned subsidiary of Fabrinet China Holdings)	Manufacturing and assembly	People’s Republic of China	100

Fabrinet Pte., Ltd.	Sales and administrative support services and supply chain sourcing center	Singapore	100

Fabrilink SEZC	Administrative support service	The Cayman Islands	100

Fabrinet West, Inc.	Manufacturing and assembly	United States of America (California)	100

Fabritek, Inc.	Rental service	United States of America (California)	100

23.	Subsequent events

During the week of August 10, 2015, the Company temporary suspended production in the manufacturing facility of its subsidiary in China due to storm damage caused by Typhoon Soudelor. The Company expects to resume production at the facility in August 2015. While the Company is currently estimating its liabilities and expenses for the quarter ending September 25, 2015 in relation to this matter, the financial statements for the year ended June 26, 2015 were not affected.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters in the fiscal years ended June 26, 2015 and June 27, 2014:

	Three Months Ended
(in thousands, except per share data)	Jun 26, 2015	Mar 27, 2015	Dec 26, 2014	Sep 26, 2014	Jun 27, 2014	Mar 28, 2014	Dec 27, 2013	Sep 27, 2013
Total revenues	$206,456	$189,453	$188,353	$189,325	$160,084	$167,657	$178,562	$171,551

Gross profit	$24,549	$21,657	$21,061	$20,506	$17,775	$17,283	$20,530	$18,645

Net income	$13,035	$10,845	$8,726	$11,036	$10,333	$47,662	$14,539	$19,197

Basic net income per share:
Net income	$0.37	$0.31	$0.25	$0.31	$0.29	$1.36	$0.42	$0.55

Weighted-average shares used in basic net income per share calculations	35,431	35,406	35,349	35,230	35,117	35,078	34,882	34,674

Diluted net income per share:
Net income	$0.36	$0.30	$0.24	$0.31	$0.29	$1.33	$0.41	$0.55

Weighted-average shares used in diluted net income per share calculations	36,320	36,110	35,917	35,587	35,843	35,790	35,583	35,138

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Our management, including our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our management concluded that, as of June 26, 2015, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We have implemented policies and procedures with respect to significant customer contracts review and designed and implemented a new training program and a series of follow-up training programs concerning revenue recognition under U.S. GAAP that included engaging an external technical accounting consultant with extensive U.S. GAAP experiences to conduct a comprehensive review of significant customer contracts on a regular basis. These changes have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting for the quarter and year ended June 26, 2015. As part of our ongoing process improvement and compliance efforts, we have performed testing procedures on the Company’s internal controls implemented during fiscal year 2015.

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

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately, and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of June 26, 2015. In making this assessment, management used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on their assessment, management concluded that we maintained effective internal control over financial reporting at June 26, 2015, based on the criteria in Internal Control—Integrated Framework issued by COSO. The effectiveness of our internal control over financial reporting as of June 26, 2015 has been audited by PricewaterhouseCoopers ABAS Ltd., an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Prior Year Material Weakness

As disclosed in our Item 9A of the Annual Report on Form 10-K for the fiscal year ended June 27, 2014, we identified a material weakness in our internal control over financial reporting such that our disclosure controls and procedures and internal control over financial reporting were not effective. The material weakness related to us not appling appropriate U.S. GAAP knowledge and expertise when assessing the terms of volume supply arrangements with respect to when the title and risk of loss transfers to our customers.

Throughout fiscal year 2015, our management, under the supervision of our CEO and CFO, undertook the following actions intended to remedy this material weakness, and to improve our control processes and procedures with respect to revenue recognition:

•

We conducted mandatory revenue recognition training for our management staff using third-party accounting experts. Management staff also attended follow-up training held by technical accounting specialists from large accounting firms and other professional organizations to maintain up-to-date knowledge on U.S. GAAP accounting principles with respect to the application of our policies concerning revenue recognition.

•

We implemented procedures to ensure that significant customer contracts, both those in effect at the commencement of the fiscal year and those entered into during the year, are subject to a comprehensive review by appropriate management staff to ensure that the financial accounting for such contracts is in compliance with U.S. GAAP and that the contracts properly reflect our current business practices.

•

In addition, we engaged an external technical accounting consultant with extensive U.S. GAAP experience to conduct a comprehensive review of all contracts discussed above to ensure the correct application of U.S. GAAP standards and principles related to relevant technical accounting topics, especially for the revenue recognition and cut-off criteria.

Management has committed to maintaining a strong internal control environment and believes that these remediation efforts represent significant improvements in our controls and would have remediated the material weaknesses found in fiscal year 2014.

Management evaluated the operating effectiveness of the remediation procedures throughout the fiscal year 2015. As of June 26, 2015, the controls and procedures implemented have been tested and determined to be operating effectively, to allow management to conclude that the material weakness has been remediated.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2015 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “2015 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION.

Information responsive to this item is incorporated herein by reference to our 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information responsive to this item is incorporated herein by reference to our 2015 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information responsive to this item is incorporated herein by reference to our 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information responsive to this item is incorporated herein by reference to our 2015 Proxy Statement.

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

(b) Exhibits: See Item 15(a)(3), above.

(c) Financial Statement Schedules: See Item 15(a)(2), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 19, 2015.

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

Signature	Title	Date

/S/ DAVID T. MITCHELL David T. Mitchell	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	August 19, 2015

/S/ TOH-SENG NG Toh-Seng Ng	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 19, 2015

/S/ HOMA BAHRAMI Homa Bahrami	Director	August 19, 2015

/S/ THOMAS F. KELLY Thomas F. Kelly	Director	August 19, 2015

/S/ FRANK H. LEVINSON Frank H. Levinson	Director	August 19, 2015

/S/ ROLLANCE E. OLSON Rollance E. Olson	Director	August 19, 2015

/S/ VIRAPAN PULGES Virapan Pulges	Director	August 19, 2015

EXHIBIT INDEX

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.

3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	3.1	May 3, 2010	333-163258

4.1	Specimen Ordinary Share Certificate	S-1/A	4.1	June 14, 2010	333-163258

4.2	Registration Rights Agreement, dated June 22, 2010, by and among the registrant, Asia Pacific Growth Fund III, L.P., H&Q Asia Pacific, Ltd., the David T. Mitchell Separate Property Trust, the Gabriel T. Mitchell Trust, the Alexander T. Mitchell Trust, the Sean T. Mitchell Trust, JDS Uniphase Corporation and Shea Ventures, LLC	S-1/A	10.26	June 14, 2010	333-163258

4.3	Amendment No. 1 to Registration Rights Agreement, dated February 6, 2013, among Fabrinet, Asia Pacific Growth Fund III, L.P., H&Q Asia Pacific, Ltd., the David T. Mitchell Separate Property Trust, the Gabriel T. Mitchell Trust, the Alexander T. Mitchell Trust and the Sean T. Mitchell Trust	8-K	4.1	February 8, 2013	001-34775

10.1.1+	Fabrinet Amended and Restated 1999 Share Option Plan	10-K	10.1.1	September 8, 2010	001-34775

10.1.2+	Form of Share Option Agreement under the Fabrinet Amended and Restated 1999 Share Option Plan	S-1	10.1.2	November 7, 2007	333-147191

10.2.1+	Fabrinet 2010 Performance Incentive Plan, as amended	10-K	10.2.1	October 16, 2014	001-34775

10.2.2+	Form of Share Option Agreement under the Fabrinet 2010 Performance Incentive Plan	10-Q	10.2	February 5, 2013	001-34775

10.2.3+	Form of Restricted Share Agreement under the Fabrinet 2010 Performance Incentive Plan	10-Q	10.3	February 5, 2013	001-34775

10.2.4+	Form of Restricted Share Unit Agreement under the Fabrinet 2010 Performance Incentive Plan	10-Q	10.4	February 5, 2013	001-34775

10.3+	Amended and Restated Employment Agreement, dated May 24, 2015, by and between David T. Mitchell and the registrant

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.

10.4+	Amended and Restated Offer Letter, dated February 5, 2015, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	8-K	10.1	February 12, 2015	001-34755

10.5+	Employment Agreement, dated July 1, 2007, by and between Dr. Harpal Gill and Fabrinet Co., Ltd.	S-1	10.5	November 7, 2007	333-147191

10.6+	Description of Fiscal 2014 Executive Incentive Plan	8-K, Item 5.02	N/A	August 12, 2013	001-34755

10.7+	Description of Fiscal 2015 Executive Incentive Plan	8-K, Item 5.02	N/A	November 3, 2014	001-34755

10.8+	Description of Performance Share Unit Plan	8-K, Item 5.02	N/A	November 3, 2014	001-34755

10.9+	Amended and Restated Employment Offer Letter, dated November 2, 2012, between John Marchetti and Fabrinet USA, Inc.	8-K	10.1	November 6, 2012	001-34755

10.10+	Amended and Restated Offer Letter, dated February 5, 2015, between the registrant and Toh-Seng Ng	8-K	10.2	February 12, 2015	001-34755

10.11+	Form of Indemnification Agreement	S-1/A	10.10	January 28, 2010	333-163258

10.12	Manufacturing Agreement, dated May 29, 2005, by and between the registrant and FBN New Jersey Holdings Corp.	S-1	10.10	November 7, 2007	333-147191

10.13	Manufacturing Agreement, dated January 2, 2000, by and between the registrant and Fabrinet Co., Ltd.	S-1	10.11	November 7, 2007	333-147191

10.14	Administrative Services Agreement, dated January 2, 2000, by and between the registrant and Fabrinet USA, Inc.	S-1	10.12	November 7, 2007	333-147191

10.15	Administrative Services Agreement, dated July 3, 2008, by and between the registrant and Fabrinet Pte. Ltd.	S-1	10.14	November 20, 2009	333-163258

10.16.1	Credit Agreement, dated as of May 22, 2014, by and among Fabrinet, the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative agent.	8-K	10.1	May 22, 2014	001-34775

10.16.2	First Amendment to Credit Agreement, effective as of September 25, 2014, by and among Fabrinet, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent.	10-Q	10.1	November 5, 2014	001-34775

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.

10.16.3	Second Amendment to Credit Agreement, dated as of February 26, 2015, by and among Fabrinet, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent.	8-K	10.1	March 2, 2015	001-34775

10.16.4	Third Amendment to Credit Agreement, dated as of July 31, 2015, by and among Fabrinet, the designated borrowers party thereto, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent.	8-K	10.1	August 5, 2015	001-34775

10.17	Security and Pledge Agreement, dated as of May 22, 2014, by and between Fabrinet and Bank of America, N.A. as administrative agent.	8-K	10.2	May 22, 2014	001-34775

10.18	Lease Agreement, dated July 1, 2013, by and between Donly Corporation and FBN New Jersey Manufacturing, Inc. DBA VitroCom	10-K	10.16	August 16, 2013	001-34775

10.19†	Primary Contract Manufacturing Agreement, dated January 1, 2008, by and between JDS Uniphase Corporation and the registrant	S-1/A	10.27	January 19, 2010	333-163258

10.20	Facility Agreement, dated April 25, 2014, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Company Limited	10-K	10.21	October 16, 2014	001-34775

10.21	Facility Agreement, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co., Ltd.	8-K	10.1	August 16, 2011	001-34755

10.22	General Terms and Conditions of Facility, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co., Ltd.	8-K	10.2	August 16, 2011	001-34755

10.23	Confirmation for Cross Currency Swap Transaction, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co., Ltd.	8-K	10.3	August 16, 2011	001-34755

10.24	Sale, Purchase and Escrow Agreement, dated as of February 11, 2015, for 4900 Patrick Henry Drive, Santa Clara, California.	10-Q	10.4	May 5, 2015	001-34775

21.1	List of Subsidiaries

Exhibit Number		Incorporated by reference herein
	Description	Form	Exhibit No.	Filing Date	File No.

23.1	Consent of PricewaterhouseCoopers ABAS Ltd.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been requested for portions of this exhibit.