Form 10-Q
period 2015-09-25
Fabrinet
filed 2015-11-03
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 25, 2015

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

As of October 23, 2015, the registrant had 35,784,074 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED SEPTEMBER 25, 2015

Page No.
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of September 25, 2015 and June 26, 2015	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended September 25, 2015 and September 26, 2014	4

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 25, 2015 and September 26, 2014	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION	35

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6. Exhibits	49

Signature	50

Exhibit Index	51

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	September 25, 2015	June 26, 2015
Assets
Current assets
Cash and cash equivalents	$95,465	$112,978
Marketable securities	152,121	142,866
Trade accounts receivable, net	139,715	134,952
Inventory, net	143,380	130,613
Deferred tax assets	1,619	1,662
Prepaid expenses	2,404	2,135
Other current assets	1,739	1,833

Total current assets	536,443	527,039

Non-current assets
Property, plant and equipment, net	144,148	140,654
Intangibles, net	195	137
Deferred tax assets	2,249	2,249
Deferred debt issuance costs	2,542	2,360
Deposits and other non-current assets	2,623	64

Total non-current assets	151,757	145,464

Total assets	$688,200	$672,503

Liabilities and Shareholders’ Equity
Current liabilities
Bank borrowings, including revolving loan and current portion of long-term loan from banks	$36,000	$36,000
Trade accounts payable	117,978	115,319
Income tax payable	2,120	1,470
Accrued payroll, bonus and related expenses	8,488	9,804
Accrued expenses	16,427	6,405
Other payables	12,089	12,050

Total current liabilities	193,102	181,048

Non-current liabilities
Long-term loans from bank, non-current portion	3,000	4,500
Deferred tax liability	851	737
Severance liabilities	5,424	5,477
Other non-current liabilities	1,847	1,797

Total non-current liabilities	11,122	12,511

Total liabilities	204,224	193,559

Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of September 25, 2015 and June 26, 2015)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 35,776,771 shares and 35,437,654 shares issued and outstanding as of September 25, 2015 and June 26, 2015, respectively)	358	354
Additional paid-in capital	92,728	89,390
Retained earnings	390,847	389,244
Accumulated other comprehensive income (loss)	43	(44)

Total shareholders’ equity	483,976	478,944

Total Liabilities and Shareholders’ Equity	$688,200	$672,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
(in thousands of U.S. dollars, except per share amounts)	September 25, 2015	September 26, 2014
Revenues	$216,433	$189,325
Cost of revenues	(190,422)	(168,819)

Gross profit	26,011	20,506
Selling, general and administrative expenses	(11,900)	(8,737)
Other expenses in relation to flood	(864)	—

Operating income	13,247	11,769
Interest income	442	374
Interest expense	(402)	(133)
Foreign exchange loss, net	(10,492)	(106)
Other income	103	103

Income before income taxes	2,898	12,007
Income tax expense	(1,295)	(971)

Net income	1,603	11,036

Other comprehensive income, before tax:
Change in fair value of marketable securities	(18)	—
Less: Reclassification adjustment for net loss realized and included in net income	105	—

Total change in unrealized gain on marketable securities, before tax	87	—
Income tax expense related to items of other comprehensive income	—	—

Total other comprehensive income, net of tax	87	—

Net comprehensive income	$1,690	$11,036

Earnings per share
Basic	$0.05	$0.31
Diluted	$0.04	$0.31
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	35,579	35,230
Diluted	36,315	35,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(in thousands of U.S. dollars)	September 25, 2015	September 26, 2014
Cash flows from operating activities
Net income for the period	$1,603	$11,036
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4,053	2,887
Amortization of intangibles	10	21
Gain on disposal of property, plant and equipment	(26)	(46)
Loss from sales and maturities of available-for-sale securities	92	—
Amortization of investment premium	298	—
Amortization of deferred debt issuance costs	171	—
Reversal of allowance for doubtful accounts	(4)	(1)
Unrealized loss (gain) on exchange rate and fair value of derivative	10,855	(62)
Share-based compensation	2,673	1,867
Deferred income tax	157	6
Other non-cash expenses	386	360
Inventory obsolescence	150	515
Loss from written-off inventory	233	—
Changes in operating assets and liabilities
Trade accounts receivable	(4,948)	(6,745)
Inventory	(13,150)	(4,617)
Other current assets and non-current assets	(668)	(396)
Trade accounts payable	3,053	6,860
Income tax payable	707	460
Other current liabilities and non-current liabilities	(1,106)	3,688

Net cash provided by operating activities	4,539	15,833

Cash flows from investing activities
Purchase of marketable securities	(38,773)	—
Proceeds from sales of marketable securities	16,687	—
Proceeds from maturities of marketable securities	12,528	—
Purchase of property, plant and equipment	(8,452)	(1,510)
Purchase of intangibles	(68)	—
Deposits for land purchase	(2,352)	—
Proceeds from disposal of property, plant and equipment	28	46

Net cash used in investing activities	(20,402)	(1,464)

Cash flows from financing activities
Payment of debt issuance costs	(353)	(1,570)
Repayment of long-term loans from bank	(1,500)	(1,500)
Proceeds from issuance of ordinary shares under employee share option plans	1,547	2
Withholding tax related to net share settlement of restricted share units	(878)	(189)

Net cash used in financing activities	(1,184)	(3,257)

Net (decrease) increase in cash and cash equivalents	(17,047)	11,112

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	112,978	233,477
(Decrease) increase in cash and cash equivalents	(17,047)	11,112
Effect of exchange rate on cash and cash equivalents	(466)	94

Cash and cash equivalents at end of period	$95,465	$244,683

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

The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (OEMs) of complex products, such as optical communication components, modules and sub-systems, industrial lasers, medical devices, and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly, and test. The Company focuses primarily on the production of low-volume, high-mix products. The subsidiaries of Fabrinet are Fabrinet Co., Ltd. (“Fabrinet Thailand”), Fabrinet USA, Inc., FBN New Jersey Manufacturing, Inc., Fabrinet China Holdings, Casix, Inc. (“Casix”), Fabrinet Pte., Ltd., Fabrilink SEZC, Fabrinet West, Inc., and Fabritek, Inc.

2.	Accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements for Fabrinet as of September 25, 2015 and for the three months ended September 25, 2015 and September 26, 2014 includes only normal recurring adjustments, necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 26, 2015.

The balance sheet as of June 26, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 25, 2015 and September 26, 2014 may not be indicative of results for the year ending June 24, 2016 or any future periods.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of total revenues and expenses during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for doubtful accounts, income taxes, and inventory obsolescence, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that estimates or assumptions prove to differ from actual results, adjustments will be made in subsequent periods to reflect more current information.

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended September 25, 2015 and September 26, 2014 each consisted of 13 weeks. Fiscal year 2016 will be comprised of 52 weeks and will end on June 24, 2016.

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

New Accounting Pronouncements – not yet adopted by the Company

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This ASU amended the presentation or subsequent measurement of debt issuance costs related to the line-of-credit arrangement. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 666): Deferral of the Effective Date”. This amendment deferred the effective date of ASU 2014-09 for all entities by one year. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The update provides the guidance that an entity, that measured inventory by using first-in, first-out or average cost, should measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within these fiscal years. This update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting date. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

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

	Three Months Ended
(amount in thousands except per share amounts)	September 25, 2015	September 26, 2014
Net income attributable to shareholders	$1,603	$11,036

Weighted-average number of ordinary shares outstanding (thousands of shares)	35,579	35,230
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	736	357

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	36,315	35,587

Basic earnings per ordinary share	$0.05	$0.31

Diluted earnings per ordinary share	$0.04	$0.31

Outstanding share options excluded in the computation of diluted earnings per ordinary share (1)	62,304	645,450

(1)	These share options were not included in the computation of diluted earnings per ordinary share for three months ended September 25, 2015 and September 26, 2014, respectively, because the exercise price of the options was greater than the average market price of the underlying shares.

4.	Cash, cash equivalents and marketable securities

The Company’s cash, cash equivalents, and marketable securities can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain	Cash and Cash Equivalents	Marketable Securities
As of September 25, 2015
Cash	$—	$—	$86,954	$—
Cash equivalents	8,511	—	8,511	—
Corporate bonds and commercial papers	134,507	25	—	134,532
U.S. agency and U.S. treasury securities	15,839	16	—	15,855
Sovereign and municipal securities	1,732	2	—	1,734

Total	$160,589	$43	$95,465	$152,121

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized (Loss)/Gain	Cash and Cash Equivalents	Marketable Securities
As of June 26, 2015
Cash	$—	$—	$105,548	$—
Cash equivalents	7,430	—	7,430	—
Corporate bonds and commercial papers	120,144	(43)	—	120,101
U.S. agency and U.S. treasury securities	21,029	(2)	—	21,027
Sovereign and municipal securities	1,737	1	—	1,738

Total	$150,340	$(44)	$112,978	$142,866

All highly liquid investments with original maturities of three months or less at the date of purchase are classified as cash equivalents. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date. The Company may sell certain of its marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s marketable securities generally range from three months to three years. The Company’s investments in marketable securities consist of investments in U.S. Treasuries and fixed income securities and have been classified and accounted for as available-for-sale.

The following table summarizes the cost and estimated fair value of marketable securities classified as available-for-sale securities based on stated effective maturities as of September 25, 2015:

(amount in thousands)	Carrying Cost	Fair Value
Due within one year	$28,323	$28,326
Due between one to three years	123,755	123,795

Total	$152,078	$152,121

During the three months ended September 25, 2015, the net realized loss recognized by the Company was $0.1 million.

As of September 25, 2015, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the three months ended September 25, 2015.

As of September 25, 2015, cash, cash equivalents, and marketable securities included bank deposits of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement (as defined in Note 9) and comply with covenants. Under the terms and conditions of the Facility Agreement, the Company shall maintain cash, cash equivalents and/or marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits, and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. As discussed in Note 9, the Company must comply with this covenant from and after the effective date of the Facility Agreement.

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

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of September 25, 2015
Assets
Cash equivalents	$—	$8,511		$—	$8,511
Corporate bonds and commercial papers	—	134,532		—	134,532
U.S. agency and U.S. treasury securities	—	15,855		—	15,855
Sovereign and municipal securities	—	1,734		—	1,734

Total	$—	$160,632		$—	$160,632

Liabilities
Derivative liabilities	$—	$12,109	(1)	$—	$12,109

Total	$—	$12,109		$—	$12,109

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 26, 2015
Assets
Cash equivalents	$—	$7,430		$—	$7,430
Corporate bonds and commercial papers	—	120,101		—	120,101
U.S. agency and U.S. treasury securities	—	21,027		—	21,027
Sovereign and municipal securities	—	1,738		—	1,738
Derivative assets	—	4	(2)	—	4

Total	$—	$150,300		$—	$150,300

Liabilities
Derivative liabilities	$—	$371	(3)	$—	$371

Total	$—	$371		$—	$371

(1)	Foreign currency options with notional amount of $11.0 million and forward contracts with notional amount of $169.5 million, Canadian Dollars 1.0 million and Japanese Yen 0.1 million.
(2)	Foreign currency options with notional amount of $3.0 million and forward contracts with notional amount of Canadian Dollars 0.4 million.
(3)	Foreign currency options with notional amount of $41.0 million.

Derivative Financial Instruments

The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. As a result of foreign currency fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency-denominated assets and liabilities change. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard.

The derivative assets and liabilities are classified in other current assets and accrued expenses, respectively, on the unaudited condensed consolidated balance sheets. As of September 25, 2015 and June 26, 2015, the forward exchange contracts and option contracts outstanding had a maturity in one to eighteen months duration. The Company has not designated the foreign currency contracts as hedging instruments under the accounting standard for derivatives and hedging.

The effects of derivative instruments which are not designated as hedging instruments on the Company’s unaudited condensed consolidated statements of operations and comprehensive income were loss from foreign currency forward contracts of $11.3 million and put option contracts of $0.8 million for the three months ended September 25, 2015, and loss from foreign currency forward contracts of $0.01 million and gain from foreign currency put option contracts of $0.2 million for the three months ended September 26, 2014.

6.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts were as follows:

	Three Months Ended
(amount in thousands)	September 25, 2015	September 26, 2014
Balance, beginning of period	$50	$37
Credited to income	(4)	(1)

Balance, end of period	$46	$36

7.	Inventory

(amount in thousands)	As of September 25, 2015	As of June 26, 2015
Raw materials	$53,372	$46,065
Work in progress	72,294	69,174
Finished goods	15,318	11,843
Goods in transit	5,503	6,488

	146,487	133,570
Less: Inventory obsolescence	(3,107)	(2,957)

Inventory, net	$143,380	$130,613

8.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of September 25, 2015
Software	$3,425	$(3,230)	$195

Total intangibles	$3,425	$(3,230)	$195

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of June 26, 2015
Software	$3,357	$(3,220)	$137

Total intangibles	$3,357	$(3,220)	$137

The Company recorded amortization expense relating to intangibles of $0.01 million and $0.02 million for the three months ended September 25, 2015 and September 26, 2014, respectively.

Based on the carrying amount of intangibles as of September 25, 2015, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in June is as follows:

(amount in thousands)
2016	$53
2017	37
2018	36
2019	36
2020	32
Thereafter	1

Total	$195

9.	Borrowings

The Company’s total borrowing, including revolving and long-term borrowings, consisted of the following:

(amount in thousands)
Rate (1)	Conditions	Maturity	As of September 25, 2015	As of June 26, 2015
Short-term borrowing:
Revolving borrowing:
LIBOR + 1.75% per annum	Repayable in 1 to 6 months	October 2015(2)	$30,000	$30,000
Current portion of long-term borrowing			6,000	6,000

			$36,000	$36,000

Long-term borrowing:
LIBOR + 2.8% per annum	Repayable in quarterly installments within 6 years	March 2017	$9,000	$10,500
Less: Current portion			(6,000)	(6,000)

Non-current portion			$3,000	$4,500

(1)	LIBOR is London Interbank Offered Rate.
(2)	On October 16, 2015, the maturity date of this revolving borrowing was extended to November 23, 2015.

Under the long-term borrowing contract of a subsidiary, the loan is secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral as of September 25, 2015 and June 26, 2015 was $49.4 million and $50.0 million, respectively. This subsidiary is also required to comply with the maximum ratios of debt to equity and minimum levels of debt service coverage ratios, and Fabrinet must maintain an effective shareholding ratio. The carrying amounts of bank borrowings approximate their fair value.

As of September 25, 2015 and June 26, 2015, the Company was in compliance with its long-term bank borrowing agreement. In addition to financial ratios, certain of the Company’s credit facilities include customary events of default.

The movements of long-term loans were as follows for the three months ended September 25, 2015 and September 26, 2014:

	Three Months Ended
(amount in thousands)	September 25, 2015	September 26, 2014
Opening net book amount	$10,500	$16,500
Repayment during the period	(1,500)	(1,500)

Closing net book amount	$9,000	$15,000

As of September 25, 2015, future maturities of long-term debt were as follows at the end of each fiscal year below:

(amount in thousands)
2016	$4,500
2017	4,500

Total	$9,000

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

On February 26, 2015, the Company entered into the Second Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from May 21, 2015 to July 31, 2015. It also allows the Company, upon the satisfaction of certain conditions, to designate from time to time one or more of its subsidiaries as borrowers under the Facility Agreement. On July 31, 2015, the Company entered into the Third Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from July 31, 2015 to July 31, 2016. As of September 25, 2015, the outstanding revolving borrowing under the Facility Agreement was $30.0 million, resulting in available credit facilities of $170.0 million. Borrowings under the revolving credit facility are classified as current liabilities in the unaudited condensed consolidated balance sheet as the Company has the periodic option to renew, or pay all or a portion of, the outstanding balance at the end of the maturity date, which is in the range of one to six months, without premium or penalty, upon notice to the administrative agent. On October 16, 2015, the Company sent a notice to the bank to renew the maturity date of this revolving borrowing. The bank approved the notice and extended the maturity date to November 23, 2015.

Loans under the Facility Agreement bear interest, at Fabrinet’s option, at a rate per annum equal to a LIBOR rate plus a spread of 1.75% to 2.50%, or a base rate plus a spread of 0.75% to 1.50%, determined in accordance with the Facility Agreement in each case with such spread determined based on Fabrinet’s consolidated total leverage ratio for the preceding four fiscal quarter period. Interest is due and payable quarterly in arrears for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the LIBOR rate.

Fabrinet’s obligations under the Facility Agreement are guaranteed by certain of its existing and future direct material subsidiaries. In addition, the Facility Agreement is secured by Fabrinet’s present and future accounts receivable, deposit accounts and cash, and a pledge of the capital stock of certain of Fabrinet’s direct subsidiaries. Fabrinet is required to maintain at least $40.0 million of cash, cash equivalents, and marketable securities at financial institutions located in the United States. Further, Fabrinet is required to maintain any of its deposits accounts or securities accounts with balances in excess of $10.0 million in a jurisdiction where a control agreement, or the equivalent under the local law, can be effected. The Facility Agreement contains customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (i) a minimum tangible net worth of not less than $200.0 million plus 50% of quarterly net income, exclusive of quarterly losses; (ii) a minimum debt service coverage ratio of not less than 1.50:1.00; (iii) a maximum senior leverage ratio of not more than 2.50:1.00; and (iv) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of September 25, 2015, the Company was in compliance with all covenants under the Facility Agreement.

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

Undrawn available credit facilities classified by available period of future borrowing as of September 25, 2015 and June 26, 2015 were as follows:

(amount in thousands)	September 25, 2015	June 26, 2015
Short-term	$1,380	$1,480
Long-term	$170,000	$170,000

10.	Income taxes

As of September 25, 2015 and June 26, 2015, the liability for uncertain tax positions including accrued interest and penalties was $1.5 million and $1.6 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.

The Company files income tax returns in the United States and foreign tax jurisdictions. The tax years from 2011 to 2015 remain open to examination by U.S. federal and state tax authorities, and foreign tax authorities. The Company’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of each entity in the Company, adjusted for discrete items arising in that quarter. If the Company’s estimated annual effective tax rate changes, the Company makes a cumulative adjustment in that quarter.

The effective tax rate for the Company for the three months ended September 25, 2015 and September 26, 2014 was 44.7% and 8.1% of net income, respectively. The increase in the effective tax rate for the three months ended September 25, 2015 was primarily due to the fact that the Company had lower taxable income during the three months ended September 25, 2015 as compared to the three months ended September 26, 2014 because of an increase in unrealized losses from changes in the fair value of derivatives during the three months ended September 25, 2015.

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

The effect of recording share-based compensation expense for the three months ended September 25, 2015 and September 26, 2014 was as follows:

	Three Months Ended
(amount in thousands)	September 25, 2015	September 26, 2014
Share-based compensation expense by type of award:
Share options	$16	$120
Restricted share units	2,657	1,747

Total share-based compensation expense	2,673	1,867
Tax effect on share-based compensation expense	—	—

Net effect on share-based compensation expense	$2,673	$1,867

Share-based compensation expense was recorded in the condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended
(amount in thousands)	September 25, 2015	September 26, 2014
Cost of revenue	$537	$368
Selling, general and administrative expense	2,136	1,499

Total share-based compensation expense	$2,673	$1,867

The Company did not capitalize any share-based compensation expense as part of any asset costs during the three months ended September 25, 2015 and September 26, 2014.

Share-based award activity

Share options have been granted to directors and employees. As of September 25, 2015, there were 1,860 share options outstanding under Fabrinet’s Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

As of September 25, 2015, there were an aggregate of 691,187 share options outstanding, 1,347,862 restricted share units outstanding, and 2,492,055 ordinary shares available for future grant under Fabrinet’s 2010 Performance Incentive Plan (the “2010 Plan”). The 1999 Plan and 2010 Plan are collectively referred to as the “Share Option Plans”.

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

The following summarizes share option activity:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 26, 2015	792,019	758,451	$16.33
Granted	—		—	—
Exercised	(98,759)		$15.67
Forfeited	(213)		$14.43
Expired	—		—

Balance as of September 25, 2015	693,047	680,798	$16.42

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 27, 2014	865,890	666,305	$16.27
Granted	—		—	—
Exercised	(525)		$4.25
Forfeited	(1,503)		$17.82
Expired	(972)		$23.29

Balance as of September 26, 2014	862,890	731,906	$16.26

The following summarizes information for share options outstanding as of September 25, 2015 under the Share Option Plans:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (amount in thousands)
	1,860	$5.75	1.27
	8,368	$13.77	1.91
	356,648	$16.83	2.05
	30,000	$15.05	2.11
	23,844	$25.50	2.30
	7,400	$26.16	2.36
	8,300	$23.62	2.61
	36,251	$15.16	2.90
	191,121	$14.12	3.13
	22,760	$19.36	3.38
	5,550	$18.60	3.43
	945	$12.83	3.62

Options outstanding	693,047		2.47	$2,085

Options exercisable	680,798		2.45	$2,036

As of September 25, 2015, there was $0.001 million of unrecognized compensation expense related to share options under the Share Option Plans that is expected to be recognized over a weighted-average period of 0.23 years.

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

On May 24, 2015 the Company entered into an amended and restated employment agreement with an executive of the Company that provides for accelerated vesting of equity awards under certain circumstances. Under the agreement, any equity award granted to the executive after February 20, 2017, shall vest over a period not longer than two years following the applicable grant date. If the executive’s employment with the Company continues through and including February 20, 2017, any then outstanding equity award grants will become 100% vested.

The following summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance as of June 26, 2015	1,140,927	$16.02
Granted	499,896	$19.34
Issued	(286,374)	$14.69
Forfeited	(6,587)	$18.11

Balance as of September 25, 2015	1,347,862	$17.09

	Number of Shares		Weighted- Average Grant Date Fair Value
Balance as of June 27, 2014	762,295		$14.23
Granted	—		—
Issued	(177,288	)(1)	$13.56
Forfeited	(4,046)		$13.73

Balance as of September 26, 2014	580,961		$14.44

(1)	Included 283 shares vested on September 24, 2014, but not settled as of September 26, 2014.

As of September 25, 2015, there was $13.7 million of unrecognized share-based compensation expense related to restricted share units under the 2010 Plan that is expected to be recorded over a weighted-average period of 3.17 years.

For the three months ended September 25, 2015 and September 26, 2014, the Company withheld an aggregate of 46,016 shares and 10,547 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the three months ended September 25, 2015 and September 26, 2014, the Company then remitted cash of $0.9 million and $0.2 million, respectively, to the appropriate taxing authorities, and presented it in a financing activity within the unaudited condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

12.	Shareholders’ equity

Share capital

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the three months ended September 25, 2015, Fabrinet issued 98,759 ordinary shares upon the exercise of options, for cash consideration at a weighted-average exercise price of $15.67 per share, and 240,358 ordinary shares upon the vesting of restricted share units, net of shares withheld.

For the three months ended September 26, 2014, Fabrinet issued 525 ordinary shares upon the exercise of options, for cash consideration at a weighted-average exercise price of $4.25 per share, and 166,458 ordinary shares upon the vesting of restricted share units, net of shares withheld.

All such issued shares are fully paid.

13.	Accumulated other comprehensive income

The changes in accumulated other comprehensive income, net of tax, for the three months ended September 25, 2015 were as follows:

(amount in thousands)	Unrealized (Loss)/Gain on Marketable Securities
Balance as of June 26, 2015	$(44)
Other comprehensive income before reclassification adjustment	(18)
Less: Reclassification adjustment for net income realized and included in other expense in net income	105

Net current-period other comprehensive income	$87

Balance as of September 25, 2015	$43

14.	Commitments and contingencies

Bank guarantees

As of September 25, 2015 and June 26, 2015, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $0.7 million and $0.8 million, respectively.

Operating lease commitments

The Company leases a portion of its office, capital equipment, and certain land and buildings for its facilities in the Cayman Islands, China, and New Jersey under operating lease arrangements that expire in various calendar years through 2020. Rental expense under these operating leases amounted to $0.3 million and $0.2 million for the three months ended September 25, 2015 and September 26, 2014, respectively.

As of September 25, 2015, the future minimum lease payments due under non-cancelable leases were as follows at the end of each fiscal year below:

(amount in thousands)
2016	$827
2017	949
2018	948
2019	479
2020	290

Total minimum operating lease payments	$3,493

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

As of September 25, 2015, the Company had an outstanding commitment to third parties of $4.1 million.

Purchase of land

On September 2, 2015, the Company entered into an agreement to purchase a parcel of land in Chonburi, Thailand, to support the expansion of the Company’s production in Thailand. The aggregate purchase price is approximately $11.8 million, of which $2.4 million has been deposited by the Company into escrow. The Company will pay the balance of the purchase price at the close of escrow, which is expected to occur on or before December 22, 2015. The Company recorded this deposit as deposits and non-current assets on the unaudited condensed balance sheet as of September 25, 2015.

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

15.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of September 25, 2015 and September 26, 2014, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended
(amount in thousands)	September 25, 2015	September 26, 2014
North America	$106,443	$91,043
Asia-Pacific	83,890	77,802
Europe	26,100	20,480

	$216,433	$189,325

As of September 25, 2015 and September 26, 2014, the Company had approximately $33.9 million and $0.2 million of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

Significant customers

The Company had two customers that each contributed to 10% or more of its total account receivable as of September 25, 2015 and June 26, 2015, respectively.

16.	Other expenses in relation to flood

During the week of August 10, 2015, the Company’s subsidiary in China temporarily suspended production in its manufacturing facility due to flooding caused by Typhoon Soudelor. The subsidiary resumed operations on August 15, 2015. During the three months ended September 25, 2015, the Company recognized $0.9 million of losses incurred from the event in the unaudited condensed consolidated statements of operations and comprehensive income and submitted claims to its insurers for inventory and equipment losses attributable to the effects of the flooding.

A number of exclusions and limitations in the insurance policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount that the Company will ultimately recover from its insurers. Based on the information that the Company has at this time, the Company believes that it will ultimately recover a majority of its losses. The Company will recognize insurance recoveries if and when they become realizable and probable.

The following is a summary of all known losses incurred from this event and recognized in the unaudited condensed consolidated statements of operations and comprehensive income for the three months ended September 25, 2015.

(amount in thousands)
Loss from inventory	$233
Repaired costs of equipment	567
Flood protection and salvage expenses	64

Total	$864

17.	Subsequent event

Executive officer separation agreement

On September 29, 2015, the Company entered into a Separation Agreement and Release (the “Separation Agreement”) with an executive officer who resigned from the Company effective December 31, 2015 (the “Separation Date”). During the period from October 1, 2015 through the Separation Date, the officer will continue as an employee and provide certain transition services. In connection with the Separation Agreement, the Company will incur severance expenses of approximately $0.7 million during the second quarter of fiscal year 2016.

Capital expenditure commitment

In October 2015, the Company entered into a construction contract with local contractor for construction of new manufacturing building at the Company’s Chonburi campus. The contract price is approximately of $30.4 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our expectation that the portion of our future revenues attributable to customers in regions outside of North America will increase compared with the portion of those revenues for the three months ended September 25, 2015;

•	our expectation that we will incur significant incremental costs of revenue as a result of our continued diversification into the industrial lasers and sensors markets and other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2016 selling, general and administrative (SG&A) expenses will increase on an absolute dollar basis and as a percentage of revenue compared to fiscal year 2015;

•	our expectation that, in addition to incremental costs associated with growing our business generally, we will incur additional SG&A expenses as a result of expanding our business operations in the United States;

•	our expectation that our employee costs will increase in Thailand and the People’s Republic of China (PRC);

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.

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

Overview

We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (OEMs) of complex products such as optical communication components, modules and sub-systems, industrial lasers, medical devices, and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly, and test. Although, we focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix”, we also have the capability to accommodate high-volume production. Based on our experience with, and positive feedback we have received from our customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers, automotive, medical, and sensors markets.

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

We also design and fabricate application-specific crystals, lenses, prisms, mirrors, laser components, and substrates (collectively referred to as “customized optics”) and other custom and standard borosilicate, clear fused quartz, and synthetic fused silica glass products (collectively referred to as “customized glass”). We incorporate our customized optics and glass into many of the products we manufacture for our OEM customers, and we also sell customized optics and glass in the merchant market.

China Flooding

During the week of August 10, 2015, our subsidiary in China temporarily suspended production in its manufacturing facility due to flooding caused by Typhoon Soudelor. The subsidiary resumed operations on August 15, 2015. During the three months ended September 25, 2015, we recognized $0.9 million of losses incurred from the event in the unaudited condensed consolidated statements of operations and comprehensive income and submitted claims to our insurers for inventory and equipment losses attributable to the effects of the flooding.

A number of exclusions and limitations in the insurance policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount that we will ultimately recover from our insurers. Based on the information that we have at this time, we believe that we will ultimately recover a majority of our losses.

The following is a summary of all known losses incurred from this event and recognized in the unaudited condensed consolidated statements of operations and comprehensive income for the three months ended September 25, 2015.

(amount in thousands)
Loss from inventory	$233
Repaired costs of equipment	567
Flood protection and salvage expenses	64

Total	$864

Revenues

Our total revenues increased by $27.1 million, or 14.3%, to $216.4 million for the three months ended September 25, 2015, compared with $189.3 million for the three months ended September 26, 2014. The increase was primarily due to (i) an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the three months ended September 25, 2015 and (ii) our inability to recognize $13.2 million of consignment revenue during the three months ended September 26, 2014 because of certain consignment revenue recognition issues previously disclosed. We refer to finished goods held in our warehouse on behalf of our customers as a consignment goods or consignment inventory, and when the finished goods are sold, we refer to the related revenue as consignment revenue.

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

The percentage of our revenues generated from a bill-to location outside of North America decreased from 51.9% in the three months ended September 26, 2014 to 50.8% in the three months ended September 25, 2015, primarily because of a decrease in sales to our customers in the Asia-Pacific region. We expect that the portion of our future revenues attributable to customers in regions outside North America will decrease as compared with the three months ended September 25, 2015.

The following table presents percentages of total revenues by geographic regions:

	Three Months Ended
	September 25, 2015	September 26, 2014
North America	49.2%	48.1%
Asia-Pacific	38.8	41.1
Europe	12.0	10.8

	100.0%	100.0%

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

During the three months ended September 25, 2015, discretionary merit-based bonus awards were made to our non-executive employees. Charges included in cost of revenues for bonus distributions to non-executive employees were $0.7 million and $0.6 million for the three months ended September 25, 2015 and September 26, 2014, respectively.

Share-based compensation expense included in cost of revenues was $0.5 million and $0.4 million for the three months ended September 25, 2015 and September 26, 2014, respectively.

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

Selling, General and Administrative Expenses

Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative, and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense, and other general expenses not related to cost of revenues. In fiscal year 2016, we expect our SG&A expenses will increase on an absolute dollar basis and as a percentage of revenue compared with fiscal year 2015 due to the startup expenses of our new manufacturing facility in the United States.

The compensation committee of our board of directors approved a fiscal year 2016 executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP earnings per share targets for our fiscal year ending June 24, 2016, as well as qualitative objectives, based on achieving individual performance goals. Bonuses under our fiscal year 2016 executive incentive plan are payable after the end of fiscal year 2016. In fiscal year 2015, the compensation committee approved a fiscal year 2015 executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP earnings per share targets for our fiscal year ended June 26, 2015, as well as qualitative objectives, based on achieving individual performance goals. In the three months ended September 25, 2015, the compensation committee awarded bonuses to our executive employees for Company and individual achievements of performance under our fiscal 2015 executive incentive plan. Discretionary merit-based bonus awards were also available to our non-executive employees and were payable as of September 25, 2015.

Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $0.6 million and $0.7 million for the three months ended September 25, 2015 and September 26, 2014, respectively.

Share-based compensation expense included in SG&A expenses was $2.1 million and $1.5 million for the three months ended September 25, 2015 and September 26, 2014, respectively.

In addition to incremental costs associated with growing our business generally, we expect to incur additional SG&A expenses as a result of expanding our business operations in the United States.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. Borrowings and interest under the term loan have been scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of September 25, 2015, we had outstanding borrowings under the term loan facility of $9.0 million. Under the terms of the cross currency swap arrangement amounts drawn in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month London Interbank Offered Rate (LIBOR) plus 2.8% per annum.

In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative financial instruments. We may enter into forward exchange currency contracts or put option contracts to help manage currency exposures associated with certain assets and liabilities, primarily short-term obligations. The forward exchange contracts and put option contracts generally have original maturities of one to eighteen months. All foreign currency exchange contracts are recognized on the unaudited condensed consolidated balance sheet at fair value. As we do not apply hedge accounting to these instruments, the change in the fair value of the derivatives is recorded in foreign exchange (loss) gain, net on the condensed consolidated statements of operations and comprehensive income. The gains and losses on our forward exchange contracts and put option contracts generally offset losses and gains on the assets, liabilities, and transactions economically hedged.

We had foreign currency assets and liabilities in Thai baht and RMB as follows:

	As of September 25, 2015			As of June 26, 2015
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	359,333	$9,915	46.0	377,785	$11,596	51.3
RMB	74,206	11,634	54.0	67,455	11,029	48.7

Total		$21,549	100.0		$22,625	100.0

Liabilities
Thai baht	1,038,167	$28,647	84.6	860,425	$26,410	88.8
RMB	33,139	5,195	15.4	20,461	3,347	11.2

Total		$33,842	100.0		$29,757	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of September 25, 2015, there were $169.5 million in forward contracts and $11.0 million in put option contracts outstanding on the Thai baht payables. As of June 26, 2015, there were $41.0 million in put option contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of September 25, 2015 and June 26, 2015, we did not have any selling RMB to U.S. dollar forward or put option contracts.

We have not designated the foreign currency and option contracts as hedging instruments under the accounting standard for derivatives and hedging. Accordingly, for the three months ended September 25, 2015 and June 26, 2015, we recorded an amount of $12.1 million and $0.4 million, respectively, for the unrealized loss from the changes in the fair market value of the derivatives in our condensed consolidated statements of operations and comprehensive income.

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

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. Additionally, in December 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result of the announcement, corporate income tax rates for our Thai subsidiary were reduced from 23% in fiscal year 2013 to 20% in fiscal year 2014, fiscal year 2015, and fiscal year 2016.

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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 26, 2015.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

(amount in thousands)	Three Months Ended
	September 25, 2015	September 26, 2014
Revenues	$216,433	$189,325
Cost of revenues	(190,422)	(168,819)

Gross profit	26,011	20,506
Selling, general and administrative expenses	(11,900)	(8,737)
Other expenses in relation to flood	(864)	—

Operating income	13,247	11,769
Interest income	442	374
Interest expense	(402)	(133)
Foreign exchange loss, net	(10,492)	(106)
Other income	103	103

Income before income taxes	2,898	12,007
Income tax expense	(1,295)	(971)

Net income	1,603	11,036
Other comprehensive income	87	—

Net comprehensive income	$1,690	$11,036

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Three Months Ended
	September 25, 2015	September 26, 2014
Revenues	100.0%	100.0%
Cost of revenues	(88.0)	(89.2)

Gross profit	12.0	10.8
Selling, general and administrative expenses	(5.5)	(4.6)
Other expenses in relation to flood	(0.4)	—

Operating income	6.1	6.2
Interest income	0.2	0.2
Interest expense	(0.2)	(0.1)
Foreign exchange loss, net	(4.9)	(0.1)
Other income	0.1	0.1

Income before income taxes	1.3	6.3
Income tax expense	(0.6)	(0.5)

Net income	0.7	5.8
Other comprehensive income	0.1	—

Net comprehensive income	0.8%	5.8%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended
(amount in thousands)	September 25, 2015	September 26, 2014
Optical communications	$154,762	$135,256
Lasers, sensors and other	61,671	54,069

Total	$216,433	$189,325

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three Months Ended September 25, 2015 with Three Months Ended September 26, 2014

Total revenues.

Our total revenues increased by $27.1 million, or 14.3%, to $216.4 million for the three months ended September 25, 2015, compared with $189.3 million for the three months ended September 26, 2014. This increase was primarily due to (i) an increase in customers’ demand for both optical and non-optical communications manufacturing services during the three months ended September 25, 2015 and (ii) our inability to recognize $13.2 million of consignment revenue during the three months ended September 26, 2014 because of certain consignment revenue recognition issues previously disclosed. Revenues from optical communications products represented 71.5% of our total revenues for the three months ended September 25, 2015, compared to 71.4% for the three months ended September 26, 2014.

Cost of revenues.

Our cost of revenues increased by $21.6 million, or 12.8%, to $190.4 million, or 88.0% of total revenues, for the three months ended September 25, 2015, compared with $168.8 million, or 89.2% of total revenues, for the three months ended September 26, 2014. The increase in cost of revenues on an absolute dollar basis was primarily due to an increase in sales volume, partially offset by a more favorable product mix. Cost of revenues also included share-based compensation expense of $0.5 million for the three months ended September 25, 2015, compared with $0.4 million for the three months ended September 26, 2014.

Gross profit.

Our gross profit increased by $5.5 million, or 26.9%, to $26.0 million, or 12.0% of total revenues, for the three months ended September 25, 2015, compared with $20.5 million, or 10.8% of total revenues, for the three months ended September 26, 2014.

The improvement in gross profit margin during the three months ended September 25, 2015, compared with the three months ended September 26, 2014, was related to a more favorable product mix during the three months ended September 25, 2015.

SG&A expenses.

Our SG&A expenses increased by $3.2 million, or 36.2%, to $11.9 million, or 5.5% of total revenues, for the three months ended September 25, 2015, compared with $8.7 million, or 4.6% of total revenues, for the three months ended September 26, 2014. Our SG&A expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in expenses relating to our new manufacturing facility in the United States of $2.7 million, an increase in sales and marketing expenses of $0.7 million, and an increase executive salaries and other benefits of $0.4 million. We also recorded share-based compensation charges of $2.1 million for the three months ended September 25, 2015, compared with $1.5 million for the three months ended September 26, 2014.

Other expenses in relation to flood.

Other expenses in relation to flood for the three months ended September 25, 2015 reflects the impact of the flooding that occurred at our subsidiary in China in August 2015. It mainly consisted of $0.6 million of repaired cost of equipment and $0.2 million of inventory losses.

Operating income.

Our operating income increased by $1.5 million to $13.2 million, or 6.1% of total revenues, for the three months ended September 25, 2015, compared with $11.8 million, or 6.2% of total revenues, for the three months ended September 26, 2014.

Interest income.

Our interest income remained flat at $0.4 million, or 0.2% of total revenues, for the three months ended September 25, 2015 and the three months ended September 26, 2014.

Foreign exchange loss, net.

Our foreign exchange loss, net, increased by $10.4 million, or 4.9% of total revenues, for the three months ended September 25, 2015, compared with $0.1 million, or 0.1% of total revenues, for the three months ended September 26, 2014. This increase was due to the unrealized losses from changes in the fair value of outstanding derivatives as of September 25, 2015.

Interest expense.

Our interest expense increased by $0.3 million to $0.4 million for the three months ended September 25, 2015, compared with $0.1 million for the three months ended September 26, 2014. This increase was due to an increase in the average balance of our bank borrowings resulting from the additional drawdown under our revolving loan taken during the third quarter of fiscal year 2015, as well as the amortization of additional deferred debt issuance costs.

Income before income taxes.

We recorded income before income taxes of $2.9 million for the three months ended September 25, 2015, compared with income before income taxes of $12.0 million for the three months ended September 26, 2014.

Income tax expense.

Our provision for income tax reflects an effective tax rate of 44.7% for the three months ended September 25, 2015, compared with an effective tax rate of 8.1% for the three months ended September 26, 2014. The increase was primarily due to the fact that we had lower taxable income during the three months ended September 25, 2015 as compared to the three months ended September 26, 2014 because of the unrealized losses from the changes in the fair value of derivatives.

Net income.

We recorded net income of $1.6 million, or 0.7% of total revenues, for the three months ended September 25, 2015, compared with $11.0 million, or 5.8% of total revenues, for the three months ended September 26, 2014.

Other comprehensive income.

We recorded other comprehensive income of $0.1 million related to net unrealized gain on available-for-sale investments for the three months ended September 25, 2015.

Liquidity and Capital Resources

Cash Flows and Working Capital

We primarily finance our operations through cash flow from operations. As of September 25, 2015 and September 26, 2014, we had cash, cash equivalents, and marketable securities of $247.6 million and $244.7 million, respectively, and outstanding debt of $39.0 million and $15.0 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents for the three months ended September 25, 2015 and September 26, 2014 was 1.0% and 0.6%, respectively.

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

As of September 25, 2015, we had a short-term borrowing of $30.0 million under our Facility Agreement in order to purchase land and a building in the United States. In addition to better manage our cash on hand, we invested in short-term marketable securities of $152.1 million.

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

We believe that our current manufacturing capacity, including our new facility in the United States, is sufficient to meet our anticipated production requirements for at least the next 12 months. We maintain a long-term credit facility associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 18 months. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay this obligation.

The following table shows our cash flows for the periods indicated:

	Three Months Ended
(amount in thousands)	September 25, 2015	September 26, 2014
Net cash provided by operating activities	$4,539	$15,833
Net cash used in investing activities	$(20,402)	$(1,464)
Net cash used in financing activities	$(1,184)	$(3,257)
Net (decrease) increase in cash and cash equivalents	$(17,047)	$11,112
Cash and cash equivalent, beginning of period	$112,978	$233,477
Cash and cash equivalents, end of period	$95,465	$244,683

Operating Activities

Net cash provided by operating activities decreased by $11.3 million, or 71.3%, to $4.5 million for the three months ended September 25, 2015, compared with net cash provided by operating activities of $15.8 million for the three months ended September 26, 2014. This decrease was due to a number of factors, including an increase in the changes in inventory of $8.5 million to support customer demands in the subsequent quarter and a decrease in changes in accounts payable of $3.8 million, offset by an increase in collections from customers of $1.8 million.

Investing Activities

Net cash used in investing activities increased by $18.9 million, or 1,293.6%, to $20.4 million for the three months ended September 25, 2015, compared with net cash used in investing activities of $1.5 million for the three months ended September 26, 2014. This increase was primarily due to a net increase of $9.6 million in available-for-sale securities and an increase of $6.9 million in purchase of property, plant, and equipment primarily to support our manufacturing operations in the United States, as well as a $2.4 million deposit toward the purchase of land for a new manufacturing campus in Thailand.

Financing Activities

Net cash used in financing activities decreased by $2.1 million, or 63.6%, to $1.2 million for the three months ended September 25, 2015, compared with net cash used in financing activities of $3.3 million for the three months ended September 26, 2014. This decrease was primarily due to an increase of $1.5 million in proceeds from the issuance of ordinary shares under employee share option plans and a decrease of $1.2 million in the payment of debt issuance costs under our credit facility agreement, offset by an increase of $0.7 million in withholding taxes related to net share settlement of restricted share units.

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

Interest Rate Risk

We had cash, cash equivalents, and marketable securities totaling $247.6 million and $255.8 million as of September 25, 2015 and June 26, 2015, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and marketable securities are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three months ended September 25, 2015 and September 26, 2014, our interest income would have decreased by approximately $0.02 million and $0.1 million, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the three months ended September 25, 2015 and September 26, 2014, our interest expense would have increased by approximately $0.02 million and $0.04 million, respectively, assuming consistent borrowing levels.

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

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. We recorded foreign exchange loss of $10.5 million and $0.1 million for the three months ended September 25, 2015 and September 26, 2014, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $1.4 million and $0.8 million as of September 25, 2015 and June 26, 2015, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of September 25, 2015, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our marketable securities as of September 25, 2015 are held in various financial institutions with a maturity limit not to exceed 3 years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 25, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During the three months ended September 25, 2015 and September 26, 2014, we had one and two customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 18% and 33% of our total revenues, respectively, during the period. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price.

Further, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may be exacerbated by the recent conditions in the credit markets and the continual uncertainty in the global economies. Certain of our customers have gone out of business, declared bankruptcy, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers.

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

Our quarterly revenues, gross profit margins, and operating results have fluctuated significantly and may continue to fluctuate significantly in the future. For example, any of the risks described in this “Risk Factors” section and, in particular, the following factors, could cause our quarterly and annual revenues, gross profit margins, and operating results to fluctuate from period to period:

•	our ability to acquire new customers and retain our existing customers by delivering superior quality and customer service;

•	the cyclicality of the optical communications market, as well as the industrial lasers, medical and sensors markets;

•	competition;

•	our ability to achieve favorable pricing for our services;

•	our ability to manage our headcount and other costs; and

•	changes in the relative mix in our revenues.

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

We provide manufacturing services to companies, and rely on suppliers, that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the overall economy that affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. If our suppliers experience financial difficulty, we could have trouble sourcing materials necessary to fulfill production requirements and meet scheduled shipments. Any such financial difficulty could adversely affect our operating results and financial condition by resulting in a reduction in our revenues, a charge for inventory write-offs, a provision for doubtful accounts, and an increase in working capital requirements due to increases in days in inventory and in days in accounts receivable. For example, in July 2014, one of our customers filed for bankruptcy protection under the Local Trade Court in France; however, the potential losses from this particular customer did not have a significant effect on our unaudited condensed consolidated financial statements.

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

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with durations of one to eighteen months, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the RMB and the U.S. dollar. The expenses of our PRC subsidiary are denominated in RMB. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of September 25, 2015, the U.S. dollar had depreciated approximately 4.3% against the RMB since September 27, 2013. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

We purchase some of the critical materials used in certain of our products from a single source or a limited number of suppliers. Supply shortages have in the past, and could in the future, impair the quality, reduce the availability or increase the cost of materials, which could harm our revenues, profitability and customer relations.

We rely on a single source or a limited number of suppliers for critical materials used in a significant number of the products we manufacture. We generally purchase these single or limited source materials through standard purchase orders and do not maintain long-term supply agreements with our suppliers. We generally use a rolling 12 month forecast based on anticipated product orders, customer forecasts, product order history, backlog, and warranty and service demand to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields and the availability of raw materials used to produce the parts or components. Historically, we have experienced supply shortages resulting from various causes, including reduced yields by our suppliers, which prevented us from manufacturing products for our customers in a timely manner. Our revenues, profitability and customer relations could be harmed by a stoppage or delay of supply, a substitution of more expensive or less reliable parts, the receipt of defective parts or contaminated materials, an increase in the price of supplies, or an inability to obtain reductions in price from our suppliers in response to competitive pressures.

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

Our customers are located throughout the world. Total revenues from the bill-to-location of customers outside of North America accounted for 50.8% and 51.9% of our total revenues for the three months ended September 25, 2015 and September 26, 2014, respectively. We expect that total revenues from the bill to location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

We rely upon the capacity, availability and security of our information technology hardware and software infrastructure. For instance, we use a combination of standard and customized software platforms to manage, record, and report all aspects of our operations and, in many instances, enable our customers to remotely access certain areas of our databases to monitor yields, inventory positions, work-in-progress status and vendor quality data. We are constantly expanding and updating our information technology infrastructure in response to our changing needs. Any failure to manage, expand and update our information technology infrastructure or any failure in the operation of this infrastructure could harm our business.

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

Additionally, we are required to register with the FDA and other regulatory bodies and are subject to continual review and periodic inspection for compliance with various regulations, including testing, quality control and documentation procedures. We hold the following additional certifications: ANSI ESD S20.20 for facilities and manufacturing process control, in compliance with ESD standard; Transported Asset Protection Association, or TAPA, for Logistic Security Management System; and CSR-DIW for Corporate Social Responsibility in Thailand. In the European Union, we are required to maintain certain ISO certifications in order to sell our precision optical, electro-mechanical and electronic manufacturing services and we must undergo periodic inspections by regulatory bodies to obtain and maintain these certifications. If any regulatory inspection reveals that we are not in compliance with applicable standards, regulators may take action against us, including issuing a warning letter, imposing fines on us, requiring a recall of the products we manufactured for our customers, or closing our manufacturing facilities. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition and operating results.

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

Although we do not anticipate any material adverse effects based on the nature of our operations, we will need to ensure that we and, in some cases, our suppliers comply with applicable laws and regulations. If we fail to timely comply with such laws and regulations, our customers may cease doing business with us, which would have a material adverse effect on our business, results of operations and financial condition. In addition, if we were found to be in violation of these laws, we could be subject to governmental fines, liability to our customers and damage to our reputation, which would also have a material adverse effect on our business, results of operations and financial condition.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to continue to devote substantial time to various compliance initiatives.

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (NYSE), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we were able to assert in our Annual Report on Form 10-K that our internal control over financial reporting was effective as of June 26, 2015, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

Given the nature and complexity of our business and the fact that some members of our management team are located in Thailand while others are located in the United States, control deficiencies may periodically occur. For example, following an internal investigation by the Audit Committee of our Board of Directors in September 2014 concerning various accounting cut-off issues, we identified certain significant deficiencies in our internal control over financial reporting, which have been remediated. While we have ongoing measures and procedures to prevent and remedy control deficiencies, if they occur there can be no assurance that we will be successful or that we will be able to prevent material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Moreover, if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses in future periods, the market price of our ordinary shares could decline and we could be subject to potential delisting by the NYSE and review by the NYSE, the SEC, or other regulatory authorities, which would require the expenditure by us of additional financial and management resources. As a result, our shareholders could lose confidence in our financial reporting, which would harm our business and the market price of our ordinary shares.

We are subject to the risk of increased income taxes, which could harm our business, financial condition and operating results.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC and the United States, any of which jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations. In addition, we benefit from reductions in corporate tax rates in Thailand for fiscal years 2013 to 2016.

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

The loan agreements for our debt obligations and other credit facilities contain financial ratio covenants that may impair our ability to conduct our business.

The loan agreements for our long-term and short-term debt obligations contain financial ratio covenants that may limit management’s discretion with respect to certain business matters. These covenants require us to maintain a specified debt-to-equity ratio, debt service coverage ratio (earnings before interest and depreciation and amortization plus cash on hand minus short-term debt), a minimum tangible net worth and a minimum quick ratio, which may restrict our ability to incur additional indebtedness and limit our ability to use our cash. In the event of our default on these loans or a breach of a covenant, the lenders may immediately cancel the loan agreement, deem the full amount of the outstanding indebtedness immediately due and payable, charge us interest on a monthly basis on the full amount of the outstanding indebtedness and, if we cannot repay all of our outstanding obligations, sell the assets pledged as collateral for the loan in order to fulfill our obligation. We may also be held responsible for any damages and related expenses incurred by the lender as a result of any default. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results.

Our investment portfolio may become impaired by deterioration of the capital markets.

We use professional investment management firms to manage our excess cash and cash equivalents. Our marketable securities as of September 25, 2015 are primarily investments in a fixed income portfolio, including corporate bonds and commercial paper, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in marketable securities with a maturity in excess of three years.

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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 25, 2015, we did not record any impairment charges associated with our investment portfolio of marketable securities, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

Energy price volatility may negatively impact our results of operations.

We, along with our suppliers and customers, rely on various energy sources in our manufacturing and transportation activities. Energy prices have been subject to increases and volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, world events and government regulations. While we are currently experiencing lower energy prices, a significant increase is possible, which could increase our raw material and transportation costs. In addition, increased transportation costs of our suppliers and customers could be passed along to us. We may not be able to increase our prices enough to offset these increased costs, and any increase in our prices may reduce our future customer orders, which could harm our business, financial condition and operating results.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2015.

FABRINET

By:	/s/ TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.1	Third Amendment to Credit Agreement, dated as of July 31, 2015, by and among Fabrinet, the Designated Borrowers party thereto, the Guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent	8-K	10.1	August 5, 2015	001-34755

10.2	Description of Fiscal 2016 Executive Incentive Plan	8-K, Item 5.02	N/A	August 19, 2015	001-34755

10.3	Description of Fiscal 2016 Long-Term Equity Plan	8-K, Item 5.02	N/A	August 28, 2015	001-34755

10.4	Land Purchase Agreement, dated September 2, 2015, by and among Fabrinet Co., Ltd. and Hemaraj Land and Development Public Company Limited

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.