Form 10-Q
period 2015-12-25
Fabrinet
filed 2016-02-02
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 25, 2015

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

As of January 22, 2016, the registrant had 35,939,609 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED DECEMBER 25, 2015

Page No.

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3
Unaudited Condensed Consolidated Balance Sheets as of December 25, 2015 and June 26, 2015	3
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 25, 2015 and December 26, 2014	4
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 25, 2015 and December 26, 2014	5
Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION	36

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6. Exhibits	50

Signature	51

Exhibit Index	52

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	December 25, 2015	June 26, 2015
Assets
Current assets
Cash and cash equivalents	$131,359	$112,978
Marketable securities	135,199	142,866
Trade accounts receivable, net	147,430	134,952
Inventory, net	140,862	130,613
Deferred tax assets	1,555	1,662
Prepaid expenses	1,003	2,135
Other current assets	1,612	1,833

Total current assets	559,020	527,039

Non-current assets
Property, plant and equipment, net	159,415	140,654
Intangibles, net	321	137
Deferred tax assets	2,249	2,249
Deferred debt issuance costs and others	2,581	2,424

Total non-current assets	164,566	145,464

Total Assets	$723,586	$672,503

Liabilities and Shareholders’ Equity
Current liabilities
Bank borrowings, including revolving loan and current portion of long-term loan from bank	$54,000	$36,000
Trade accounts payable	114,911	115,319
Income tax payable	1,757	1,470
Accrued payroll, bonus and related expenses	9,528	9,804
Accrued expenses	12,512	6,405
Other payables	14,445	12,050

Total current liabilities	207,153	181,048

Non-current liabilities
Long-term loans from bank, non-current portion	1,500	4,500
Deferred tax liability	1,043	737
Severance liabilities	5,767	5,477
Other non-current liabilities	1,899	1,797

Total non-current liabilities	10,209	12,511

Total Liabilities	217,362	193,559

Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of December 25, 2015 and June 26, 2015)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 35,871,740 shares and 35,437,654 shares issued and outstanding as of December 25, 2015 and June 26, 2015, respectively)	359	354
Additional paid-in capital	95,482	89,390
Retained earnings	410,650	389,244
Accumulated other comprehensive loss	(267)	(44)

Total Shareholders’ Equity	506,224	478,944

Total Liabilities and Shareholders’ Equity	$723,586	$672,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(in thousands of U.S. dollars, except per share amounts)	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Revenues	$233,038	$188,353	$449,471	$377,678
Cost of revenues	(204,545)	(167,292)	(394,967)	(336,111)

Gross profit	28,493	21,061	54,504	41,567
Selling, general and administrative expenses	(13,715)	(10,314)	(25,615)	(19,051)
Other expenses in relation to flood	—	—	(864)	—
Expenses related to reduction in workforce	—	(1,153)	—	(1,153)

Operating income	14,778	9,594	28,025	21,363
Interest income	455	324	897	698
Interest expense	(419)	(117)	(821)	(250)
Foreign exchange gain (loss), net	6,166	83	(4,326)	(23)
Other income (expense)	106	(134)	209	(31)

Income before income taxes	21,086	9,750	23,984	21,757
Income tax expense	(1,283)	(1,024)	(2,578)	(1,995)

Net income	19,803	8,726	21,406	19,762

Other comprehensive loss, net of tax:
Change in net unrealized holding losses on marketable securities	(262)	(486)	(175)	(486)
Other	(48)	—	(48)	—

Total other comprehensive loss, net of tax	(310)	(486)	(223)	(486)

Net comprehensive income	$19,493	$8,240	$21,183	$19,276

Earnings per share
Basic	$0.55	$0.25	$0.60	$0.56
Diluted	$0.54	$0.24	$0.59	$0.55
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	35,812	35,349	35,695	35,289
Diluted	36,826	35,917	36,570	35,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(in thousands of U.S. dollars)	December 25, 2015	December 26, 2014
Cash flows from operating activities
Net income for the period	$21,406	$19,762
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	8,268	5,907
Amortization of intangibles	26	42
Gain on disposal of property, plant and equipment	(49)	(46)
Loss from sales and maturities of available-for-sale securities	124	—
Amortization of investment premium	457	298
Amortization of deferred debt issuance costs	358	228
Reversal of allowance for doubtful accounts	(7)	(3)
Unrealized loss (gain) on exchange rate and fair value of derivative	5,566	(19)
Share-based compensation	5,783	3,797
Deferred income tax	413	(84)
Other non-cash expenses	765	725
(Reversal of) inventory obsolescence	(478)	317
Loss from written-off inventory	233	—
Changes in operating assets and liabilities
Trade accounts receivable	(12,486)	(2,949)
Inventory	(10,004)	(3,551)
Other current assets and non-current assets	1,019	(34)
Trade accounts payable	(405)	3,852
Income tax payable	320	386
Other current liabilities and non-current liabilities	2,395	1,973

Net cash provided by operating activities	23,704	30,601

Cash flows from investing activities
Purchase of marketable securities	(53,258)	(143,684)
Proceeds from sales of marketable securities	25,709	1,056
Proceeds from maturities of marketable securities	34,460	543
Purchase of property, plant and equipment	(26,407)	(5,372)
Purchase of intangibles	(210)	(22)
Proceeds from disposal of property, plant and equipment	58	46

Net cash used in investing activities	(19,648)	(147,433)

Cash flows from financing activities
Payment of debt issuance costs	(359)	(1,746)
Proceeds from revolving loans	18,000	—
Repayment of long-term loans from bank	(3,000)	(3,000)
Proceeds from issuance of ordinary shares under employee share option plans	2,025	415
Withholding tax related to net share settlement of restricted share units	(1,711)	(293)

Net cash provided by (used in) financing activities	14,955	(4,624)

Net increase (decrease) in cash and cash equivalents	19,011	(121,456)

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	112,978	233,477
Increase (decrease) in cash and cash equivalents	19,011	(121,456)
Effect of exchange rate on cash and cash equivalents	(630)	(50)

Cash and cash equivalents at end of period	$131,359	$111,971

Non-cash investing and financing activities
Construction and equipment-related payables	$6,657	$10,919

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements for Fabrinet as of December 25, 2015 and for the three and six months ended December 25, 2015 and December 26, 2014 includes only normal recurring adjustments, necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 26, 2015.

The balance sheet as of June 26, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 25, 2015 and December 26, 2014 may not be indicative of results for the year ending June 24, 2016 or any future periods.

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

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended December 25, 2015 and December 26, 2014 each consisted of 13 weeks. The six months ended December 25, 2015 and December 26, 2014 each consisted of 26 weeks. Fiscal year 2016 will be comprised of 52 weeks and will end on June 24, 2016.

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

New Accounting Pronouncements – not yet adopted by the Company

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This new guidance makes targeted improvements to existing U.S. GAAP by requiring certain equity investments to be measured at fair value, requiring use of the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. The ASU on recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which will require entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as non-current in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and non-current in a classified balance sheet. For public business entities, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This ASU amended the presentation or subsequent measurement of debt issuance costs related to the line-of-credit arrangement. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. The update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

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

	Three Months Ended		Six Months Ended
(amount in thousands except per share amounts)	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Net income attributable to shareholders	$19,803	$8,726	$21,406	$19,762

Weighted-average number of ordinary shares outstanding (thousands of shares)	35,812	35,349	35,695	35,289
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	1,014	568	875	463

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	36,826	35,917	36,570	35,752

Basic earnings per ordinary share	$0.55	$0.25	$0.60	$0.56
Diluted earnings per ordinary share	$0.54	$0.24	$0.59	$0.55
Outstanding share options excluded in the computation of diluted earnings per ordinary share (1)	31,244	71,580	31,244	71,580

(1)	These share options were not included in the computation of diluted earnings per ordinary share because the exercise price of the options was greater than the average market price of the underlying shares.

4.	Cash, cash equivalents and marketable securities

The Company’s cash, cash equivalents, and marketable securities can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities
As of December 25, 2015
Cash	$—	$—	$119,987	$—
Cash equivalents	11,372	—	11,372	—
Corporate bonds and commercial papers	113,942	(148)	—	113,794
U.S. agency and U.S. treasury securities	20,745	(71)	—	20,674
Sovereign and municipal securities	731	—	—	731

Total	$146,790	$(219)	$131,359	$135,199

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized (Loss)/ Gain	Cash and Cash Equivalents	Marketable Securities
As of June 26, 2015
Cash	$—	$—	$105,548	$—
Cash equivalents	7,430	—	7,430	—
Corporate bonds and commercial papers	120,144	(43)	—	120,101
U.S. agency and U.S. treasury securities	21,029	(2)	—	21,027
Sovereign and municipal securities	1,737	1	—	1,738

Total	$150,340	$(44)	$112,978	$142,866

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

The following table summarizes the cost and estimated fair value of marketable securities classified as available-for-sale securities based on stated effective maturities as of December 25, 2015:

(amount in thousands)	Carrying Cost	Fair Value
Due within one year	$16,075	$16,068
Due between one to three years	119,343	119,131

Total	$135,418	$135,199

During the three and six months ended December 25, 2015, the net realized loss recognized by the Company was $0.03 million and $0.1 million, respectively.

As of December 25, 2015, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the three and six months ended December 25, 2015.

As of December 25, 2015, cash, cash equivalents, and marketable securities included bank deposits of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement (as defined in Note 10) and comply with covenants. As discussed in Note 10, under the terms and conditions of the Facility Agreement, the Company shall maintain cash, cash equivalents and/or marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits, and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. As discussed in Note 10, the Company must comply with this covenant from and after the effective date of the Facility Agreement.

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

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of December 25, 2015
Assets
Cash equivalents	$—	$11,372		$—	$11,372
Corporate bonds and commercial papers	—	113,794		—	113,794
U.S. agency and U.S. treasury securities	—	20,674		—	20,674
Sovereign and municipal securities	—	731		—	731

Total	$—	$146,571		$—	$146,571

Liabilities
Derivative liabilities	$—	$6,209	(1)	$—	$6,209

Total	$—	$6,209		$—	$6,209

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 26, 2015
Assets
Cash equivalents	$—	$7,430		$—	$7,430
Corporate bonds and commercial papers	—	120,101		—	120,101
U.S. agency and U.S. treasury securities	—	21,027		—	21,027
Sovereign and municipal securities	—	1,738		—	1,738
Derivative assets	—	4	(2)	—	4

Total	$—	$150,300		$—	$150,300

Liabilities
Derivative liabilities	$—	$371	(3)	$—	$371

Total	$—	$371		$—	$371

(1)	Foreign currency forward contracts with notional amount of $181.5 million and Canadian Dollars 0.4 million.
(2)	Foreign currency options with notional amount of $3.0 million and forward contracts with notional amount of Canadian Dollars 0.4 million.
(3)	Foreign currency options with notional amount of $41.0 million.

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

The derivative assets and liabilities are classified in other current assets and accrued expenses, respectively, on the unaudited condensed consolidated balance sheets. As of December 25, 2015 and June 26, 2015, the forward contracts and option contracts outstanding had a maturity date in one to eighteen months duration. The Company has not designated the foreign currency contracts as hedging instruments under the accounting standard for derivatives and hedging.

The effects of derivative instruments which are not designated as hedging instruments on the Company’s unaudited condensed consolidated statements of operations and comprehensive income were a gain from foreign currency forward contracts of $6.2 million for the three months ended December 25, 2015, and a loss from foreign currency put option contracts of $0.1 million and a gain from foreign currency put option contracts of $0.02 million for the three months ended December 26, 2014.

6.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts were as follows:

	Six Months Ended
(amount in thousands)	December 25, 2015	December 26, 2014
Balance, beginning of period	$50	$37
Credited to income	(7)	(3)

Balance, end of period	$43	$34

7.	Inventory

(amount in thousands)	As of December 25, 2015	As of June 26, 2015
Raw materials	$49,306	$46,065
Work in progress	70,817	69,174
Finished goods	17,770	11,843
Goods in transit	5,448	6,488

	143,341	133,570
Less: Inventory obsolescence	(2,479)	(2,957)

Inventory, net	$140,862	$130,613

8.	Property, plant and equipment

On September 2, 2015, the Company entered into an agreement to purchase a parcel of land in Chonburi, Thailand, to support the expansion of the Company’s production capacity and capabilities in Thailand. Title to the land was transferred to the Company on December 22, 2015. The aggregate purchase price was approximately $12.4 million. The Company recorded the purchase of this land in property, plant and equipment on the unaudited condensed consolidated balance sheets as of December 25, 2015.

9.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of December 25, 2015
Software	$3,567	$(3,246)	$321

Total intangibles	$3,567	$(3,246)	$321

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of June 26, 2015
Software	$3,357	$(3,220)	$137

Total intangibles	$3,357	$(3,220)	$137

The Company recorded amortization expense relating to intangibles of $0.01 million and $0.02 million for the three months ended December 25, 2015 and December 26, 2014, respectively, and $0.02 million and $0.04 million for the six months ended December 25, 2015 and December 26, 2014, respectively.

Based on the carrying amount of intangibles as of December 25, 2015, and assuming no future impairment of the underlying assets, the estimated future amortization at the end of each fiscal year in June is as follows:

(amount in thousands)
2016	$37
2017	70
2018	69
2019	69
2020	64
Thereafter	12

Total	$321

10.	Borrowings

The Company’s total borrowing, including revolving and long-term borrowings, consisted of the following:

(amount in thousands)
Rate (1)	Conditions	Maturity	As of December 25, 2015	As of June 26, 2015
Short-term borrowing:
Revolving borrowing:
LIBOR + 1.75% per annum	Repayable in 1 to 6 months	January 2016 (2)	$48,000	$30,000
Current portion of long-term borrowing			6,000	6,000

			$54,000	$36,000

Long-term borrowing:
LIBOR + 2.8% per annum	Repayable in quarterly installments within 6 years	March 2017	$7,500	$10,500
Less: Current portion			(6,000)	(6,000)

Non-current portion			$1,500	$4,500

(1)	LIBOR is London Interbank Offered Rate.
(2)	In January 2016, the maturity date of these revolving borrowings were extended to mature in February 2016.

Under the long-term borrowing contract of a subsidiary, the loan is secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral to such loan as of December 25, 2015 and June 26, 2015 was $48.8 million and $50.0 million, respectively. This subsidiary is also required to comply with maximum ratios of debt to equity and minimum levels of debt service coverage ratios, and Fabrinet must maintain an effective shareholding ratio. The carrying amounts of bank borrowings approximate their fair value.

As of December 25, 2015 and June 26, 2015, the Company was in compliance with its long-term bank borrowing agreement. In addition to financial ratios, certain of the Company’s credit facilities include customary events of default.

The movements of long-term loans were as follows for the six months ended December 25, 2015 and December 26, 2014:

	Six Months Ended
(amount in thousands)	December 25, 2015	December 26, 2014
Opening book amount	$10,500	$16,500
Repayment during the period	(3,000)	(3,000)

Closing book amount	$7,500	$13,500

As of December 25, 2015, future maturities of long-term debt during each fiscal year were as follows:

(amount in thousands)
2016	$3,000
2017	4,500

Total	$7,500

Credit facilities:

Fabrinet entered into a syndicated senior credit facility agreement (the “Facility Agreement”) with a consortium of banks on May 22, 2014. The Facility Agreement, led by Bank of America, provides for a $200.0 million credit line, comprised of a $150.0 million revolving loan facility and a $50.0 million delayed draw term loan facility. The revolving loan facility contains an accordion feature permitting Fabrinet to request an increase in the facility up to $100.0 million subject to customary terms and conditions and provided that no default or event of default exists at the time of request. The revolving loan facility terminates and all amounts outstanding are due and payable in full on May 22, 2019. The principal amount of any drawn term loans must be repaid according to scheduled quarterly amortization payments, with final payment of all amounts outstanding, plus accrued interest, being due May 22, 2019.

On February 26, 2015, the Company entered into the Second Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from May 21, 2015 to July 31, 2015. It also allowed the Company, upon the satisfaction of certain conditions, to designate from time to time one or more of its subsidiaries as borrowers under the Facility Agreement. On July 31, 2015, the Company entered into the Third Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from July 31, 2015 to July 31, 2016. As of December 25, 2015, the outstanding revolving borrowing under the Facility Agreement was $48.0 million, resulting in available credit facilities of $152.0 million. Borrowings under the revolving credit facility are classified as current liabilities in the unaudited condensed consolidated balance sheets as the Company has the periodic option to renew, or pay all or a portion of, the outstanding balance at the end of the maturity date, which is in the range of one to six months, without premium or penalty, upon notice to the administrative agent. During January 2016, the Company sent notices to the bank to renew the maturity date of its revolving borrowings. The bank approved the notices and extended the maturity to February 2016.

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

Fabrinet’s obligations under the Facility Agreement are guaranteed by certain of its existing and future direct material subsidiaries. In addition, the Facility Agreement is secured by Fabrinet’s present and future accounts receivable, deposit accounts and cash, and a pledge of the capital stock of certain of Fabrinet’s direct subsidiaries. Fabrinet is required to maintain at least $40.0 million of cash, cash equivalents, and marketable securities at financial institutions located in the United States. Further, Fabrinet is required to maintain any of its deposits accounts or securities accounts with balances in excess of $10.0 million in a jurisdiction where a control agreement, or the equivalent under the local law, can be effected. The Facility Agreement contains customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (i) a minimum tangible net worth of not less than $200.0 million plus 50% of quarterly net income, exclusive of quarterly losses; (ii) a minimum debt service coverage ratio of not less than 1.50:1.00; (iii) a maximum senior leverage ratio of not more than 2.50:1.00; and (iv) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of December 25, 2015, the Company was in compliance with all covenants under the Facility Agreement.

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

Undrawn available credit facilities classified by available period of future borrowing as of December 25, 2015 and June 26, 2015 were as follows:

(amount in thousands)	December 25, 2015	June 26, 2015
Short-term	$1,386	$1,480
Long-term	$152,000	$170,000

11.	Income taxes

As of December 25, 2015 and June 26, 2015, the liability for uncertain tax positions including accrued interest and penalties was $1.7 million and $1.6 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.

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

The effective tax rate for the Company for the three months ended December 25, 2015 and December 26, 2014 was 6.1% and 10.5% of net income, respectively. The decrease in the effective tax rate for the three months ended December 25, 2015 was primarily due to the fact that the Company had lower taxable income during the three months ended December 25, 2015 as compared to the three months ended December 26, 2014 because of an increase in unrealized gain from changes in the fair value of derivatives during the three months ended December 25, 2015, which are not subject to tax.

The effective tax rate for the Company for the six months ended December 25, 2015 and December 26, 2014 was 10.7% and 9.2% of net income, respectively. The increase in the effective tax rate for the six months ended December 25, 2015 was primarily due to the fact that the Company had higher taxable income during the six months ended December 25, 2015 as compared to the six months ended December 26, 2014, due to the expiration of a tax privilege of the Company’s subsidiary in Thailand.

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

The effect of recording share-based compensation expense for the three and six months ended December 25, 2015 and December 26, 2014 was as follows:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Share-based compensation expense by type of award:
Share options	$2	$71	$18	$191
Restricted share units	3,108	1,859	5,765	3,606

Total share-based compensation expense	3,110	1,930	5,783	3,797
Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$3,110	$1,930	$5,783	$3,797

Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Cost of revenue	$540	$360	$1,077	$728
Selling, general and administrative expense	2,570	1,570	4,706	3,069

Total share-based compensation expense	$3,110	$1,930	$5,783	$3,797

The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and six months ended December 25, 2015 and December 26, 2014.

Share-based award activity

Share options have been granted to directors and employees. As of December 25, 2015, there were 310 share options outstanding under Fabrinet’s Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

As of December 25, 2015, there were an aggregate of 660,717 share options outstanding, 1,276,859 restricted share units outstanding, and 2,499,260 ordinary shares available for future grant under Fabrinet’s 2010 Performance Incentive Plan (the “2010 Plan”). The 1999 Plan and 2010 Plan are collectively referred to as the “Share Option Plans”.

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

The following summarizes share option activity:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 26, 2015	792,019	758,451	$16.33
Granted	—		—	—
Exercised	(130,779)		$15.48
Forfeited	(213)		$14.43
Expired	—		—

Balance as of December 25, 2015	661,027	660,035	$16.50

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 27, 2014	865,890	666,305	$16.27
Granted	—		—	—
Exercised	(26,677)		$15.58
Forfeited	(3,521)		$16.93
Expired	(3,804)		$19.47

Balance as of December 26, 2014	831,888	743,800	$16.27

The following summarizes information for share options outstanding as of December 25, 2015 under the Share Option Plans:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (amount in thousands)
	310	$5.75	0.90
	345,338	$16.83	1.80
	30,000	$15.05	1.86
	23,844	$25.50	2.05
	7,400	$26.16	2.11
	8,300	$23.62	2.36
	25,859	$15.16	2.65
	191,121	$14.12	2.88
	22,760	$19.36	3.13
	5,550	$18.60	3.18
	545	$12.83	3.37

Options outstanding	661,027		2.23	$5,043

Options exercisable	660,035		2.22	$5,037

As of December 25, 2015, there was $60 of unrecognized compensation expense related to share options under the Share Option Plans that is expected to be recognized over a weighted-average period of 0.18 years.

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

The following summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares		Weighted- Average Grant Date Fair Value Per Share
Balance as of June 26, 2015	1,140,927		$16.03
Granted	539,772		$19.57
Issued	(388,425	)(1)	$15.27
Forfeited	(15,415)		$18.39

Balance as of December 25, 2015	1,276,859		$17.27

	Number of Shares		Weighted- Average Grant Date Fair Value Per Share
Balance as of June 27, 2014	762,295		$14.23
Granted	557,798		$17.62
Issued	(209,119	)(2)	$17.72
Forfeited	(13,370)		$15.68

Balance as of December 26, 2014	1,097,604		$16.03

(1)	Includes 849 shares vested on December 1, 2015, but not settled as of December 25, 2015.
(2)	Includes 283 shares vested on December 23, 2014, but not settled as of December 26, 2014.

As of December 25, 2015, there was $11.4 million of unrecognized share-based compensation expense related to restricted share units under the 2010 Plan that is expected to be recorded over a weighted-average period of 2.92 years.

For the six months ended December 25, 2015 and December 26, 2014, the Company withheld an aggregate of 84,269 shares and 16,399 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the six months ended December 25, 2015 and December 26, 2014, the Company then remitted cash of $1.7 million and $0.3 million, respectively, to the appropriate taxing authorities, and presented it in a financing activity within the unaudited condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

13.	Shareholders’ equity

Share capital

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the six months ended December 25, 2015, Fabrinet issued 130,779 ordinary shares upon the exercise of options, for cash consideration at a weighted-average exercise price of $15.48 per share, and 303,307 ordinary shares upon the vesting of restricted share units, net of shares withheld.

For the six months ended December 26, 2014, Fabrinet issued 26,677 ordinary shares upon the exercise of options, for cash consideration at a weighted-average exercise price of $15.58 per share, and 192,437 ordinary shares upon the vesting of restricted share units, net of shares withheld.

All such issued shares are fully paid.

14.	Accumulated other comprehensive loss

The changes in accumulated other comprehensive loss, net of tax, for the six months ended December 25, 2015 were as follows:

(amount in thousands)	Unrealized Holding Losses on Marketable Securities	Other	Total
Balance as of June 26, 2015	$(44)	$—	$(44)
Other comprehensive loss before reclassification adjustment	(218)	(48)	(266)
Amounts reclassified out of accumulated other comprehensive loss	43	—	43
Tax effects	—	—	—

Other comprehensive loss	$(175)	$(48)	$(223)

Balance as of December 25, 2015	$(219)	$(48)	$(267)

15.	Commitments and contingencies

Bank guarantees

As of December 25, 2015 and June 26, 2015, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $0.8 million and $0.8 million, respectively.

Operating lease commitments

The Company leases a portion of its office, capital equipment, and certain land and buildings for its facilities in the Cayman Islands, China, and New Jersey under operating lease arrangements that expire in various calendar years through 2020. Rental expense under these operating leases amounted to $0.6 million and $0.5 million for the six months ended December 25, 2015 and December 26, 2014, respectively.

As of December 25, 2015, the future minimum lease payments due under non-cancelable leases were as follows at the end of each fiscal year below:

(amount in thousands)
2016	$590
2017	1,034
2018	1,034
2019	572
2020	368
Thereafter	19

Total minimum operating lease payments	$3,617

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

As of December 25, 2015, the Company had an outstanding commitment to third parties of approximately $33.3 million, mainly related to the construction of a new manufacturing building at the Company’s Chonburi campus.

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

16.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of December 25, 2015 and December 26, 2014, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
North America	$124,154	$93,658	$230,597	$184,701
Asia-Pacific	84,354	70,914	168,243	148,716
Europe	24,530	23,781	50,631	44,261

	$233,038	$188,353	$449,471	$377,678

As of December 25, 2015 and December 26, 2014, the Company had approximately $33.6 million and $0.3 million of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

Significant customers

The Company had three and two customers that each contributed to 10% or more of its total account receivable as of December 25, 2015 and June 26, 2015, respectively.

17.	Other expenses in relation to flood

During the week of August 10, 2015, the Company’s subsidiary in China temporarily suspended production in its manufacturing facility due to flooding caused by Typhoon Soudelor. The subsidiary resumed operations on August 15, 2015. During the three months ended December 25, 2015, the Company did not recognize expenses in relation to flood. During the six months ended December 25, 2015, the Company recognized $0.9 million of losses incurred from the event in the unaudited condensed consolidated statements of operations and comprehensive income and submitted claims to its insurers for inventory and equipment losses attributable to the effects of the flooding.

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

The following is a summary of all known losses incurred from this event and recognized in the unaudited condensed consolidated statements of operations and comprehensive income for the six months ended December 25, 2015.

(amount in thousands)
Loss from inventory	$233
Repaired costs of equipment	567
Flood protection and salvage expenses	64

Total	$864

18.	Subsequent event

During January 2016, the Company incurred severance expenses of approximately $0.7 million in connection with a separation agreement which the Company entered into with a former named executive officer who resigned from the Company effective December 31, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our expectation that the portion of our future revenues attributable to customers in regions outside of North America will continue to decrease compared with the portion of those revenues for the six months ended December 25, 2015;

•	our expectation that we will incur significant incremental costs of revenue as a result of our continued diversification into the industrial lasers and sensors markets and other end-markets outside of the optical communications market or our further development of customized optics and glass manufacturing capabilities;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2016 selling, general and administrative (SG&A) expenses will increase on an absolute dollar basis and as a percentage of revenue compared to fiscal year 2015;

•	our expectation that our employee costs will increase in Thailand and the People’s Republic of China (PRC);

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.

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

China Flooding

During the week of August 10, 2015, our subsidiary in China temporarily suspended production in its manufacturing facility due to flooding caused by Typhoon Soudelor. The subsidiary resumed operations on August 15, 2015. During the three months ended December 25, 2015, we did not recognize expenses in relation to flood. During the six months ended December 25, 2015, we recognized $0.9 million of losses incurred from the event in the unaudited condensed consolidated statements of operations and comprehensive income and submitted claims to our insurers for inventory and equipment losses attributable to the effects of the flooding.

A number of exclusions and limitations in the insurance policies (such as coinsurance, facilities location sub-limits and policy covenants) may reduce the aggregate amount that we will ultimately recover from our insurers. Based on the information that we have at the time of filing this Quarterly Report on Form 10-Q, we believe that we will ultimately recover a majority of our losses.

The following is a summary of all known losses incurred from this event and recognized in the unaudited condensed consolidated statements of operations and comprehensive income for the six months ended December 25, 2015.

(amount in thousands)
Loss from inventory	$233
Repaired costs of equipment	567
Flood protection and salvage expenses	64

Total	$864

Revenues

Our total revenues increased by $44.7 million, or 23.7%, to $233.0 million for the three months ended December 25, 2015, compared with $188.4 million for the three months ended December 26, 2014. Our total revenues increased by $71.8 million, or 19.0%, to $449.5 million for the six months ended December 25, 2015, compared with $377.7 million for the six months ended December 26, 2014. The increases were primarily due to (i) an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the three and six months ended December 25, 2015 and (ii) our inability to recognize $4.8 million of consignment revenue during the three and six months ended December 26, 2014, respectively, because of certain consignment revenue recognition issues previously disclosed. We refer to finished goods held in our warehouse on behalf of our customers as consignment goods or consignment inventory, and when the finished goods are sold, we refer to the related revenue as consignment revenue.

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

The percentage of our revenues generated from a bill-to location outside of North America decreased from 50.3% in the three months ended December 26, 2014 to 46.7% in the three months ended December 25, 2015 and from 51.1% in the six months ended December 26, 2014 to 48.7% in the six months ended December 25, 2015, primarily because of a decrease in sales to our customers in Asia-Pacific and Europe. We expect that the portion of our future revenues attributable to customers in regions outside North America will continue to decrease as compared with the portion of revenues attributable to such customers during the six months ended December 25, 2015.

The following table presents percentages of total revenues by geographic regions:

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
North America	53.3%	49.7%	51.3%	48.9%
Asia-Pacific	36.2	37.7	37.4	39.4
Europe	10.5	12.6	11.3	11.7

	100.0%	100.0%	100.0%	100.0%

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

During the three and six months ended December 25, 2015, discretionary merit-based bonus awards were made to our non-executive employees. Charges included in cost of revenues for bonus distributions to non-executive employees were $0.7 million and $0.6 million for the three months ended December 25, 2015 and December 26, 2014, respectively, and $1.5 million and $1.2 million for the six months ended December 25, 2015 and December 26, 2014, respectively.

Share-based compensation expense included in cost of revenues was $0.5 million and $0.4 million for the three months ended December 25, 2015 and December 26, 2014, respectively, and $1.1 million and $0.7 million for the six months ended December 25, 2015 and December 26, 2014, respectively.

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

The compensation committee of our board of directors approved a fiscal year 2016 executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP earnings per share targets for our fiscal year ending June 24, 2016, as well as qualitative objectives, based on achieving individual performance goals. Bonuses under our fiscal year 2016 executive incentive plan are payable after the end of fiscal year 2016. In fiscal year 2015, the compensation committee approved a fiscal year 2015 executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP earnings per share targets for our fiscal year ended June 26, 2015, as well as qualitative objectives, based on achieving individual performance goals. In the three months ended September 25, 2015, the compensation committee awarded bonuses to our executive employees for Company and individual achievements of performance under our fiscal 2015 executive incentive plan. Discretionary merit-based bonus awards were also available to our non-executive employees and were payable as of December 25, 2015.

Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $1.6 million and $0.6 million for the three months ended December 25, 2015 and December 26, 2014, respectively, and $2.2 million and $1.2 million for the six months ended December 25, 2015 and December 26, 2014, respectively.

Share-based compensation expense included in SG&A expenses was $2.6 million and $1.6 million for the three months ended December 25, 2015 and December 26, 2014, respectively, and $4.7 million and $3.1 million for the six months ended December 25, 2015 and December 26, 2014, respectively.

Additional Financial Disclosures

Foreign Exchange

As a result of our international operations, we are exposed to foreign exchange risk arising from various currency exposures primarily with respect to the Thai baht. Although a majority of our total revenues is denominated in U.S. dollars, a substantial portion of our payroll plus certain other operating expenses are incurred and paid in Thai baht. The exchange rate between the Thai baht and the U.S. dollar has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We report our financial results in U.S. dollars and our results of operations have been and may continue to be negatively impacted owing to appreciation of the Thai baht against the U.S. dollar. Smaller portions of our expenses are incurred in a variety of other currencies, including RMB, Canadian dollars, Euros, and Japanese yen, the appreciation of which may also negatively impact our financial results.

In addition, we are exposed to foreign exchange risk in connection with the long-term loan and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. Borrowings and interest under the term loan have been scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of December 25, 2015, we had outstanding borrowings under the term loan facility of $7.5 million. Under the terms of the cross currency swap arrangement amounts drawn in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of London Interbank Offered Rate (LIBOR) plus 2.8% per annum.

In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative financial instruments. We may enter into forward exchange currency contracts or put option contracts to help manage currency exposures associated with certain assets and liabilities, primarily short-term obligations. The forward exchange contracts and put option contracts generally have original maturities of one to eighteen months. All foreign currency exchange contracts are recognized on the unaudited condensed consolidated balance sheet at fair value. As we did not apply hedge accounting to these instruments, the change in the fair value of the derivatives is recorded in foreign exchange (loss) gain, net on the condensed consolidated statements of operations and comprehensive income. The gains and losses on our forward exchange contracts and put option contracts generally offset the assets, liabilities, and transactions economically hedged.

We had foreign currency assets and liabilities in Thai baht and RMB as follows:

	As of December 25, 2015			As of June 26, 2015
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	393,596	$10,912	66.1	377,785	$11,596	51.3
RMB	36,273	5,605	33.9	67,455	11,029	48.7

Total		$16,517	100.0		$22,625	100.0

Liabilities
Thai baht	1,036,513	$28,736	83.5	860,425	$26,410	88.8
RMB	36,684	5,669	16.5	20,461	3,347	11.2

Total		$34,405	100.0		$29,757	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of December 25, 2015, there were $181.5 million in forward contracts outstanding on the Thai baht payables. As of June 26, 2015, there were $41.0 million in put option contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of December 25, 2015 and June 26, 2015, we did not have any selling RMB to U.S. dollar forward or put option contracts.

We have not designated the foreign currency forward contracts and option contracts as hedging instruments under the accounting standard for derivatives and hedging. Accordingly, for the three months ended December 25, 2015 and December 26, 2014, we recorded an amount of $6.2 million for the unrealized gain from changes in the fair market value of the derivatives and $0.1 million for the unrealized loss from changes in the fair market value of the derivatives, respectively, in our condensed consolidated statements of operations and comprehensive income.

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

(amount in thousands)	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Revenues	$233,038	$188,353	$449,471	$377,678
Cost of revenues	(204,545)	(167,292)	(394,967)	(336,111)

Gross profit	28,493	21,061	54,504	41,567
Selling, general and administrative expenses	(13,715)	(10,314)	(25,615)	(19,051)
Other expenses in relation to flood	—	—	(864)	—
Expenses related to reduction in workforce	—	(1,153)	—	(1,153)

Operating income	14,778	9,594	28,025	21,363
Interest income	455	324	897	698
Interest expense	(419)	(117)	(821)	(250)
Foreign exchange gain (loss), net	6,166	83	(4,326)	(23)
Other income (expense)	106	(134)	209	(31)

Income before income taxes	21,086	9,750	23,984	21,757
Income tax expense	(1,283)	(1,024)	(2,578)	(1,995)

Net income	19,803	8,726	21,406	19,762
Other comprehensive loss, net of tax	(310)	(486)	(223)	(486)

Net comprehensive income	$19,493	$8,240	$21,183	$19,276

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(87.8)	(88.8)	(87.9)	(89.0)

Gross profit	12.2	11.2	12.1	11.0
Selling, general and administrative expenses	(5.9)	(5.5)	(5.7)	(5.1)
Other expenses in relation to flood	—	—	(0.2)	—
Expenses related to reduction in workforce	—	(0.6)	—	(0.3)

Operating income	6.3	5.1	6.2	5.6
Interest income	0.2	0.2	0.2	0.2
Interest expense	(0.2)	(0.1)	(0.2)	(0.1)
Foreign exchange gain (loss), net	2.7	0.0	(1.0)	(0.0)
Other income (expense)	0.1	(0.1)	0.1	(0.0)

Income before income taxes	9.1	5.1	5.3	5.7
Income tax expense	(0.6)	(0.5)	(0.5)	(0.5)

Net income	8.5	4.6	4.8	5.2
Other comprehensive loss, net of tax	(0.1)	(0.3)	(0.1)	(0.2)

Net comprehensive income	8.4%	4.3%	4.7%	5.0%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Six Months Ended
(amount in thousands)	December 25, 2015	December 26, 2014	December 25, 2015	December 26, 2014
Optical communications	$168,694	$133,807	$323,456	$269,063
Lasers, sensors and other	64,344	54,546	126,015	108,615

Total	$233,038	$188,353	$449,471	$377,678

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three and Six Months Ended December 25, 2015 with Three and Six Months Ended December 26, 2014

Total revenues.

Our total revenues increased by $44.7 million, or 23.7%, to $233.0 million for the three months ended December 25, 2015, compared with $188.4 million for the three months ended December 26, 2014. This increase was primarily due to (i) an increase in customers’ demand for both optical and non-optical communications manufacturing services during the three months ended December 25, 2015 and (ii) our inability to recognize $4.8 million of consignment revenue during the three months ended December 26, 2014 because of certain consignment revenue recognition issues previously disclosed. Revenues from optical communications products represented 72.4% of our total revenues for the three months ended December 25, 2015, compared to 71.0% for the three months ended December 26, 2014.

Our total revenues increased by $71.8 million, or 19.0%, to $449.5 million for the six months ended December 25, 2015, compared with $377.7 million for the six months ended December 26, 2014. This increase was primarily due to (i) an increase in customers’ demand for both optical and non-optical communications manufacturing services during the six months ended December 25, 2015 and (ii) our inability to recognize $4.8 million of consignment revenue during the six months ended December 26, 2014 because of certain consignment revenue recognition issues previously disclosed. Revenues from optical communications products represented 72.0% of our total revenues for the six months ended December 25, 2015, compared to 71.2% for the six months ended December 26, 2014.

Cost of revenues.

Our cost of revenues increased by $37.3 million, or 22.3%, to $204.5 million, or 87.8% of total revenues, for the three months ended December 25, 2015, compared with $167.3 million, or 88.8% of total revenues, for the three months ended December 26, 2014. The increase in cost of revenues on an absolute dollar basis was primarily due to an increase in sales volume, partially offset by a more favorable product mix. Cost of revenues also included share-based compensation expense of $0.5 million for the three months ended December 25, 2015, compared with $0.4 million for the three months ended December 26, 2014.

Our cost of revenues increased by $58.9 million, or 17.5%, to $395.0 million, or 87.9% of total revenues, for the six months ended December 25, 2015, compared with $336.1 million, or 89.0% of total revenues, for the six months ended December 26, 2014. The increase in cost of revenues on an absolute dollar basis was primarily due to an increase in sales volume, partially offset by a more favorable product mix. Cost of revenues also included share-based compensation expense of $1.1 million for the six months ended December 25, 2015, compared with $0.7 million for the six months ended December 26, 2014.

Gross profit.

Our gross profit increased by $7.4 million, or 35.3%, to $28.5 million, or 12.2% of total revenues, for the three months ended December 25, 2015, compared with $21.1 million, or 11.2% of total revenues, for the three months ended December 26, 2014. Our gross profit increased by $12.9 million, or 31.1%, to $54.5 million, or 12.1% of total revenues, for the six months ended December 25, 2015, compared with $41.6 million, or 11.0% of total revenues, for the six months ended December 26, 2014.

The improvement in gross profit margin during the three and six months ended December 25, 2015, compared with the three and six months ended December 26, 2014, was related to a more favorable product mix during the three and six months ended December 25, 2015.

SG&A expenses.

Our SG&A expenses increased by $3.4 million, or 33.0%, to $13.7 million, or 5.9% of total revenues, for the three months ended December 25, 2015, compared with $10.3 million, or 5.5% of total revenues, for the three months ended December 26, 2014. Our SG&A expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in expenses relating to our new manufacturing facility in the United States of $1.9 million and severance and related payments of $0.6 million to an employee who left the Company in December 2015. We also recorded share-based compensation charges of $2.6 million for the three months ended December 25, 2015, compared with $1.6 million for the three months ended December 26, 2014.

Our SG&A expenses increased by $6.6 million, or 34.5%, to $25.6 million, or 5.7% of total revenues, for the six months ended December 25, 2015, compared with $19.1 million, or 5.0% of total revenues, for the six months ended December 26, 2014. Our SG&A expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in expenses relating to our new manufacturing facility in the United States of $4.1 million and an increase in sales and marketing expenses of $1.6 million. We also recorded share-based compensation charges of $4.7 million for the six months ended December 25, 2015, compared with $3.1 million for the six months ended December 26, 2014.

Other expenses in relation to flood.

In the three months ended December 25, 2015, we did not have expense in relation to flood. In the six months ended December 25, 2015, we recognized other expenses in relation to flood, which mainly consisted of $0.6 million of repaired cost of equipment and $0.2 million of inventory losses, which occurred at our subsidiary in China in August 2015.

Expenses related to reduction in workforce

During the three months ended December 26, 2014, we implemented a reduction in workforce and incurred expenses of approximately $1.2 million which represented severance and benefits costs associated with the termination of approximately 100 employees in accordance with contractual obligations and local regulations.

Operating income.

Our operating income increased by $5.2 million to $14.8 million, or 6.3% of total revenues, for the three months ended December 25, 2015, compared with $9.6 million, or 5.1% of total revenues, for the three months ended December 26, 2014.

Our operating income increased by $6.7 million to $28.0 million, or 6.2% of total revenues, for the six months ended December 25, 2015, compared with $21.4 million, or 5.7% of total revenues, for the six months ended December 26, 2014.

Interest income.

Our interest income increased by $0.2 million to $0.5 million, or 0.2% of total revenues, for the three months ended December 25, 2015, compared with $0.3 million, or 0.2% of total revenues, for the three months ended December 26, 2014.

Our interest income increased by $0.2 million to $0.9 million, or 0.2% of total revenues, for the six months ended December 25, 2015, compared with $0.7 million, or 0.2% of total revenues, for the six months ended December 26, 2014.

Interest expense.

Our interest expense increased by $0.3 million to $0.4 million for the three months ended December 25, 2015, compared with $0.1 million for the three months ended December 26, 2014. Our interest expense increased by $0.5 million to $0.8 million for the six months ended December 25, 2015, compared with $0.3 million for the six months ended December 26, 2014. The increases were due to an increase in the average balance of our bank borrowings resulting from a drawdown of a revolving loan under our Facility Agreement taken during the third quarter of fiscal year 2015, as well as the amortization of additional deferred debt issuance costs.

Foreign exchange gain (loss), net.

Our foreign exchange gain, net, increased by $6.1 million to $6.2 million, or 2.7% of total revenues, for the three months ended December 25, 2015, compared with $0.1 million, or 0.1% of total revenues, for the three months ended December 26, 2014. Our foreign exchange loss, net, increased by $4.3 million to $4.3 million, or 1.0% of total revenues, for the six months ended December 25, 2015, compared with $0.01 million, or 0.01% of total revenues, for the six months ended December 26, 2014. The increases were due to changes in the fair value of outstanding derivatives as of December 25, 2015.

Income before income taxes.

We recorded income before income taxes of $21.1 million and $24.0 million for the three and six months ended December 25, 2015, respectively, compared with income before income taxes of $9.8 million and $21.8 million for the three and six months ended December 26, 2014, respectively.

Income tax expense.

Our provision for income tax reflects an effective tax rate of 6.1% for the three months ended December 25, 2015, compared with an effective tax rate of 10.5% for the three months ended December 26, 2014. The decrease was primarily due to the fact that the Company had lower taxable income during the three months ended December 25, 2015 as compared to the three months ended December 26, 2014 because of an increase in unrealized gain from changes in the fair value of derivatives during the three months ended December 25, 2015, which are not subject to tax.

Our provision for income tax reflects an effective tax rate of 10.7% for the six months ended December 25, 2015, compared with an effective tax rate of 9.2% for the six months ended December 26, 2014. The increase was primarily due to the fact that we had higher taxable income during the six months ended December 25, 2015 as compared to the six months ended December 26, 2014, due to the expiration of a tax privilege of our subsidiary in Thailand.

Net income.

We recorded net income of $19.8 million, or 8.5% of total revenues, for the three months ended December 25, 2015, compared with $8.7 million, or 4.6% of total revenues, for the three months ended December 26, 2014.

We recorded net income of $21.4 million, or 4.8% of total revenues, for the six months ended December 25, 2015, compared with $19.8 million, or 5.2% of total revenues, for the six months ended December 26, 2014.

Other comprehensive loss.

We recorded other comprehensive loss of $0.3 million, or 0.1% of total revenues, for the three months ended December 25, 2015, compared with $0.5 million, or 0.3% of total revenues, for the three months ended December 26, 2014.

We recorded other comprehensive loss of $0.2 million, or 0.1% of total revenues, for the six months ended December 25, 2015, compared with $0.5 million, or 0.1% of total revenues, for the six months ended December 26, 2014.

Liquidity and Capital Resources

Cash Flows and Working Capital

We primarily finance our operations through cash flow from operations. As of December 25, 2015 and December 26, 2014, we had cash, cash equivalents, and marketable securities of $266.6 million and $253.3 million, respectively, and outstanding debt of $55.5 million and $13.5 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents for the three and six months ended December 25, 2015 was 1.2% and 0.6%, respectively, and for the three and six months ended December 26, 2014 was 0.7% and 0.6%, respectively.

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

During the three months ended December 25, 2015, we borrowed an additional $18.0 million under our Facility Agreement, $12.4 million of which was used to fund the purchase of land in Chonburi, Thailand. As of December 25, 2015, we had a short-term borrowing of $48.0 million under our Facility Agreement. In addition, to better manage our cash on hand, we invested in short-term marketable securities of $135.2 million as of December 25, 2015.

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

In September 2015, we entered into an agreement to purchase land in Chonburi, Thailand. In December 2015, the land purchase was completed and we began construction of a new manufacturing facility on such land, which we expect to complete in the second quarter of fiscal year 2017. We believe that our current manufacturing capacity is sufficient to meet our anticipated production requirements for at least the next few quarters. Should there be a major delay in construction beyond our estimated completion date, we may not have the capacity to meet our anticipated production requirements. We maintain a long-term loan associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 15 months. We also have a sufficient credit facility in place to fund the amount needed to construct a new building at our Chonburi campus. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations.

The following table shows our cash flows for the periods indicated:

	Six Months Ended
(amount in thousands)	December 25, 2015	December 26, 2014
Net cash provided by operating activities	$23,704	$30,601
Net cash used in investing activities	$(19,648)	$(147,433)
Net cash provided by (used in) financing activities	$14,955	$(4,624)
Net increase (decrease) in cash and cash equivalents	$19,011	$(121,456)
Cash and cash equivalent, beginning of period	$112,978	$233,477
Cash and cash equivalents, end of period	$131,359	$111,971

Operating Activities

Net cash provided by operating activities decreased by $6.9 million, or 22.5%, to $23.7 million for the six months ended December 25, 2015, compared with net cash provided by operating activities of $30.6 million for the six months ended December 26, 2014. This decrease was due to numbers of factors, including an increase in accounts receivable of $9.6 million and inventory of $6.5 million related to higher sales and customer demand and an increase in payments to vendors of $4.2 million, offset by an increase in the unrealized loss exchange rate and fair value of derivatives of $5.6 million and an increase in depreciation of $2.4 million.

Investing Activities

Net cash used in investing activities decreased by $127.8 million, or 86.7%, to $19.6 million for the six months ended December 25, 2015, compared with net cash used in investing activities of $147.4 million for the six months ended December 26, 2014. This decrease was primarily due to a net decrease in available-for-sale securities of $149.0 million, offset by an increase in purchase of property, plant, and equipment of $21.0 million primarily to support our manufacturing operations in the United States and construct a new facility in Thailand.

Financing Activities

Net cash provided by financing activities increased by $19.6 million, or 423.4%, to $15.0 million for the six months ended December 25, 2015, compared with net cash used in financing activities of $4.6 million for the six months ended December 26, 2014. This increase was primarily due to a drawdown of $18.0 million under our Facility Agreement, $12.4 million of which was used to fund the purchase of land in Chonburi, Thailand during the three months ended December 25, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents, and marketable securities totaling $266.6 million and $255.8 million as of December 25, 2015 and June 26, 2015, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and marketable securities are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the six months ended December 25, 2015 and December 26, 2014, our interest income would have decreased by approximately $0.1 million and $0.1 million, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the six months ended December 25, 2015 and December 26, 2014, our interest expense would have increased by approximately $0.1 million and $0.1 million, respectively, assuming consistent borrowing levels.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. Borrowings and interest under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. Under the terms of the cross currency interest rate swap arrangement, all amounts drawn down in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of LIBOR plus 2.8% per annum.

We attempt to hedge against these exchange rate risks by entering into hedging contracts that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. We recorded foreign exchange gain of $6.2 million and $0.1 million for the three months ended December 25, 2015 and December 26, 2014, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $2.0 million and $0.8 million as of December 25, 2015 and June 26, 2015, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of December 25, 2015, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our marketable securities as of December 25, 2015 are held in various financial institutions with a maturity limit not to exceed 3 years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 25, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During the three months ended December 25, 2015 and December 26, 2014, we had two customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 31% and 30% of our total revenues, respectively, during the periods. During the six months ended December 25, 2015 and December 26, 2014, we had two customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 30% and 31% of our total revenues, respectively, during the periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price.

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

Natural disasters (like the 2011 flooding in Thailand), epidemics, acts of terrorism and other political and economic developments could harm our business, financial condition, and operating results.

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

Also, we have significant exposure to changes in the exchange rate between the RMB and the U.S. dollar. The expenses of our PRC subsidiary are denominated in RMB. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of December 25, 2015, the U.S. dollar had depreciated approximately 6.7% against the RMB since December 27, 2013. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill-to-location of customers outside of North America accounted for 46.7% and 50.3% of our total revenues for the three months ended December 25, 2015 and December 26, 2014, respectively, and 48.7% and 51.1% of our total revenues for the six months ended December 25, 2015 and December 26, 2014, respectively. We expect that total revenues from the bill to location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

Thailand has a history of political unrest that includes the involvement of the military as an active participant in the ruling government. In recent years, political unrest in the country has sparked political demonstrations and, in some instances, violence. Most recently, in May 2014, the Thai military took over the government in a coup, and it continues to rule the country today. It is unknown how long it may take for the current political situation to be resolved and for democracy to be restored, or what effects the current political situation may have on Thailand and the surrounding region. Any succession crisis in the Kingdom of Thailand could cause new or increased political instability, which could prevent shipments from entering or leaving the country and disrupt our ability to manufacture products in Thailand, and we could be forced to transfer our manufacturing activities to more stable, and potentially more costly, regions.

Further, the Thai government recently raised the minimum wage standards for labor and could repeal certain promotional certificates that we have received or tax holidays for certain export and value added taxes that we enjoy, either preventing us from engaging in our current or anticipated activities or subjecting us to higher tax rates. A new regime could nationalize our business or otherwise seize our assets and any other future political instability could harm our business, financial condition and operating results.

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

In February 2015, we expanded our manufacturing capacity with the purchase of land and a building in Santa Clara, California. In December 2015, we completed the purchase of land in Chonburi, Thailand and began construction of a new manufacturing facility on such land, which we expect to complete in the second quarter of fiscal year 2017. Should there be a major delay in construction beyond our estimated completion date, we may not have the capacity to meet our anticipated production requirements. We may continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

We use professional investment management firms to manage our excess cash and cash equivalents. Our marketable securities as of December 25, 2015 are primarily investments in a fixed income portfolio, including corporate bonds and commercial paper, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in marketable securities with a maturity in excess of three years.

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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 25, 2015, we did not record any impairment charges associated with our investment portfolio of marketable securities, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 2, 2016.

FABRINET

By:	/s/ TOH-SENG NG

Name:	Toh-Seng Ng

Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.1	Construction Contract, dated October 30, 2015, by and among Fabrinet Co., Ltd. and Standard Performance Co., Ltd.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.