Form 10-Q
period 2016-03-25
Fabrinet
filed 2016-05-03
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 25, 2016

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

As of April 22, 2016, the registrant had 36,041,518 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED MARCH 25, 2016

Page No.

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of March 25, 2016 and June 26, 2015	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended March 25, 2016 and March 27, 2015	4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 25, 2016 and March 27, 2015	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION	37

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6. Exhibits	51

Signature	52

Exhibit Index	53

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	March 25, 2016	June 26, 2015

Assets
Current assets
Cash and cash equivalents	$127,957	$112,978
Marketable securities	144,808	142,866
Trade accounts receivable, net	172,129	134,952
Inventory, net	149,982	130,613
Deferred tax assets	1,361	1,662
Prepaid expenses	2,381	2,135
Other current assets	5,136	1,833

Total current assets	603,754	527,039

Non-current assets
Property, plant and equipment, net	160,441	140,654
Intangibles, net	369	137
Deferred tax assets	1,455	2,249
Deferred debt issuance costs and others	2,511	2,424

Total non-current assets	164,776	145,464

Total Assets	$768,530	$672,503

Liabilities and Shareholders’ Equity
Current liabilities
Bank borrowings, including revolving loan and current portion of long-term loan from bank	$50,000	$36,000
Trade accounts payable	146,445	115,319
Income tax payable	1,323	1,470
Accrued payroll, bonus and related expenses	11,340	9,804
Accrued expenses	7,123	6,405
Other payables	12,713	12,050

Total current liabilities	228,944	181,048

Non-current liabilities
Long-term loan from bank, non-current portion	—	4,500
Deferred tax liability	696	737
Severance liabilities	6,200	5,477
Other non-current liabilities	1,990	1,797

Total non-current liabilities	8,886	12,511

Total Liabilities	237,830	193,559

Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of March 25, 2016 and June 26, 2015)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 36,016,245 shares and 35,437,654 shares issued and outstanding as of March 25, 2016 and June 26, 2015, respectively)	360	354
Additional paid-in capital	98,120	89,390
Retained earnings	431,473	389,244
Accumulated other comprehensive income (loss)	747	(44)

Total Shareholders’ Equity	530,700	478,944

Total Liabilities and Shareholders’ Equity	$768,530	$672,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(in thousands of U.S. dollars, except per share amounts)	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
Revenues	$250,888	$189,453	$700,359	$567,131
Cost of revenues	(219,711)	(167,796)	(614,678)	(503,907)

Gross profit	31,177	21,657	85,681	63,224
Selling, general and administrative expenses	(12,299)	(9,670)	(37,914)	(28,721)
Other income related to flooding	900	—	36	—
Expenses related to reduction in workforce	—	—	—	(1,153)

Operating income	19,778	11,987	47,803	33,350
Interest income	213	258	1,110	956
Interest expense	(335)	(125)	(1,156)	(375)
Foreign exchange gain (loss), net	3,080	(87)	(1,246)	(110)
Other income (expense)	57	(75)	266	(106)

Income before income taxes	22,793	11,958	46,777	33,715
Income tax expense	(1,971)	(1,113)	(4,549)	(3,108)

Net income	20,822	10,845	42,228	30,607

Other comprehensive income, net of tax:
Change in net unrealized gains on marketable securities	292	512	117	26
Change in net unrealized gains on derivative instruments	722	—	674	—

Total other comprehensive income, net of tax	1,014	512	791	26

Net comprehensive income	$21,836	$11,357	$43,019	$30,633

Earnings per share
Basic	$0.58	$0.31	$1.18	$0.87
Diluted	$0.56	$0.30	$1.15	$0.85

Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	35,964	35,406	35,785	35,328
Diluted	37,089	36,110	36,743	35,871

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(in thousands of U.S. dollars)	March 25, 2016	March 27, 2015
Cash flows from operating activities
Net income for the period	$42,228	$30,607
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,793	9,322
Gain on disposal of property, plant and equipment	(13)	(41)
Loss from sales and maturities of available-for-sale securities	190	62
Amortization of investment premium	605	757
Amortization of deferred debt issuance costs	543	377
Income related to flooding	(828)	—
Proceeds from insurer in settlement of claim related to flood damage	272	—
(Reversal of) allowance for doubtful accounts	(7)	3
Unrealized loss (gain) on exchange rate and fair value of derivative instruments	2,406	(286)
Share-based compensation	7,782	5,806
Deferred income tax	1,054	137
Other non-cash expenses	1,171	1,153
(Reversal of) inventory obsolescence	(344)	332
Loss from written-off inventory due to flood loss	233	—
Changes in operating assets and liabilities
Trade accounts receivable	(37,015)	(18,832)
Inventory	(19,258)	(2,422)
Other current assets and non-current assets	(3,803)	(570)
Trade accounts payable	30,731	8,419
Income tax payable	(114)	(45)
Other current liabilities and non-current liabilities	2,730	5,702

Net cash provided by operating activities	41,356	40,481

Cash flows from investing activities
Purchase of marketable securities	(85,644)	(159,396)
Proceeds from sales of marketable securities	28,735	22,873
Proceeds from maturities of marketable securities	54,290	10,332
Purchase of property, plant and equipment	(33,545)	(42,980)
Purchase of intangibles	(274)	(34)
Proceeds from disposal of property, plant and equipment	62	46
Proceeds from insurer in settlement of equipment claims related to flood damage	556	—

Net cash used in investing activities	(35,820)	(169,159)

Cash flows from financing activities
Payment of debt issuance costs	(506)	(1,780)
Proceeds from revolving loans	18,000	30,000
Repayment of long-term loans from bank	(8,500)	(4,500)
Proceeds from issuance of ordinary shares under employee share option plans	3,326	736
Withholding tax related to net share settlement of restricted share units	(2,372)	(334)

Net cash provided by financing activities	9,948	24,122

Net increase (decrease) in cash and cash equivalents	15,484	(104,556)

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	112,978	233,477
Increase (decrease) in cash and cash equivalents	15,484	(104,556)
Effect of exchange rate on cash and cash equivalents	(505)	25

Cash and cash equivalents at end of period	$127,957	$128,946

Non-cash investing and financing activities
Construction and equipment-related payables	$5,068	$4,170

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

The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products, such as optical communication components, modules and sub-systems, industrial lasers, medical devices and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and test. The Company focuses primarily on the production of low-volume, high-mix products. The subsidiaries of Fabrinet are Fabrinet Co., Ltd. (“Fabrinet Thailand”), Fabrinet USA, Inc., FBN New Jersey Manufacturing, Inc., Fabrinet China Holdings, Casix, Inc. (“Casix”), Fabrinet Pte., Ltd., Fabrilink SEZC, Fabrinet West, Inc., and Fabritek, Inc.

2.	Accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements for Fabrinet as of March 25, 2016 and for the three and nine months ended March 25, 2016 and March 27, 2015 includes only normal recurring adjustments, necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 26, 2015.

The balance sheet as of June 26, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 25, 2016 and March 27, 2015 may not be indicative of results for the year ending June 24, 2016 or any future periods.

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

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended March 25, 2016 and March 27, 2015 each consisted of 13 weeks. The nine months ended March 25, 2016 and March 27, 2015 each consisted of 39 weeks. Fiscal year 2016 will be comprised of 52 weeks and will end on June 24, 2016.

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

Derivatives

The derivatives assets and liabilities are recognized on the consolidated balance sheets as other current assets or accrued expenses at fair value.

The Company applies hedge accounting to arrangements that qualify and are designated for cash flow hedge accounting treatment. Hedge accounting is discontinued prospectively if the hedging relationship ceases to be effective or the hedging or hedged items cease to exist as a result of maturity, sale, termination or cancellation.

Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges which include forward currency contracts. In a cash flow hedging relationship, the effective portion of the change in the fair value of the hedging derivative is initially recorded in accumulated other comprehensive income (loss), while any ineffective portion is recognized directly in earnings, as a component of other income (expense). The portion of gain or loss on the derivative instrument remains in accumulated other comprehensive (loss) income until the forecasted transaction is recognized in earnings.

The Company also enters into derivative contracts that are intended to economically hedge certain of the Company’s risks. The changes in the fair value of the derivatives are recorded directly in earnings as a component of other income (expense), net. In accordance with the fair value measurement guidance, the Company’s accounting policy is to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company executes derivative instruments with financial institutions that are credit-worthy, defined as institutions that hold an investment grade credit rating.

New Accounting Pronouncements – not yet adopted by the Company

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including, the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, for public companies. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” to clarify the implementation guidance on principal versus agent considerations. The effective date and transition requirements for this amendments are the same as ASU 2014-09, which defers by one year. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815)”, to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815, does not, in and of itself, require designation of the hedging relationship, provided that all other hedge accounting criteria continue to be met. This guidance is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842)”. The core principle of Topic 842 is that a lessee should recognize the lease assets and liabilities that arise from leases in the statement of financial position. For public business entities, this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This new guidance requires certain equity investments to be measured at fair value, use of the exit price notion and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The ASU on recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

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

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This ASU amended ASU 2015-03 regarding debt issuance costs related to the line-of-credit arrangement. The Company does not anticipate that the adoption of this update will have an effect on its consolidated financial statements.

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

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period”. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in when performance target will probably be achieved and should represent attributable to the period(s) for which the requisite service has already been rendered. This update is required to be adopted by all public companies for annual periods and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect that the adoption of this update will have an effect on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606), issued as a new Topic, Accounting Standards Codification”. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective, as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application of this guidance is permitted by not before the original date of December 15, 2016, which can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. In April 2016, the FASB issued ASU 2016-10, with the same effective date as ASU 2015-14, to address the potential diversity in practice at initial application and cost; and the complexity of applying Topic 606, both at transition and on an ongoing basis related to identification of performance obligations and licensing arrangements. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
(amount in thousands except per share amounts)	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015

Net income attributable to shareholders	$20,822	$10,845	$42,228	$30,607

Weighted-average number of ordinary shares outstanding (thousands of shares)	35,964	35,406	35,785	35,328
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	1,125	704	958	543

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,089	36,110	36,743	35,871

Basic earnings per ordinary share	$0.58	$0.31	$1.18	$0.87
Diluted earnings per ordinary share	$0.56	$0.30	$1.15	$0.85

Outstanding share options excluded in the computation of diluted earnings per ordinary share (1)	—	69,354	—	69,354

(1)	These share options were not included in the computation of diluted earnings per ordinary share because the exercise price of the options was greater than the average market price of the underlying shares.

4.	Cash, cash equivalents and marketable securities

The Company’s cash, cash equivalents, and marketable securities can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/(Loss)	Cash and Cash Equivalents	Marketable Securities

As of March 25, 2016
Cash	$125,642	$—	$125,642	$—
Cash equivalents	2,315	—	2,315	—
Corporate bonds and commercial papers	116,439	119	—	116,558
U.S. agency and U.S. treasury securities	27,798	(46)	—	27,752
Sovereign and municipal securities	498	—	—	498

Total	$272,692	$73	$127,957	$144,808

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized (Loss)/Gain	Cash and Cash Equivalents	Marketable Securities

As of June 26, 2015
Cash	$105,548	$—	$105,548	$—
Cash equivalents	7,430	—	7,430	—
Corporate bonds and commercial papers	120,144	(43)	—	120,101
U.S. agency and U.S. treasury securities	21,029	(2)	—	21,027
Sovereign and municipal securities	1,737	1	—	1,738

Total	$255,888	$(44)	$112,978	$142,866

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

The following table summarizes the cost and estimated fair value of marketable securities classified as available-for-sale securities based on stated effective maturities as of March 25, 2016:

(amount in thousands)	Carrying Cost	Fair Value
Due within one year	$23,066	$23,070
Due between one to three years	121,669	121,738

Total	$144,735	$144,808

During the three and nine months ended March 25, 2016, the Company recognized realized loss of $0.1 million and $0.2 million, respectively.

As of March 25, 2016, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the three and nine months ended March 25, 2016.

As of March 25, 2016, cash, cash equivalents, and marketable securities included bank deposits of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement (as defined in Note 9) and comply with covenants. As discussed in Note 9, under the terms and conditions of the Facility Agreement, the Company shall maintain cash, cash equivalents and/or marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits, and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. The Company must comply with the covenant from and after the effective date of the Facility Agreement.

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

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of March 25, 2016
Assets
Cash equivalents	$—	$2,315		$—	$2,315
Corporate bonds and commercial papers	—	116,558		—	116,558
U.S. agency and U.S. treasury securities	—	27,752		—	27,752
Sovereign and municipal securities	—	498		—	498
Derivative assets	—	674	(1)	—	674

Total	$—	$147,797		$—	$147,797

Liabilities
Derivative liabilities	$—	$2,334	(2)	$—	$2,334

Total	$—	$2,334		$—	$2,334

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 26, 2015
Assets
Cash equivalents	$—	$7,430		$—	$7,430
Corporate bonds and commercial papers	—	120,101		—	120,101
U.S. agency and U.S. treasury securities	—	21,027		—	21,027
Sovereign and municipal securities	—	1,738		—	1,738
Derivative assets	—	4	(3)	—	4

Total	$—	$150,300		$—	$150,300

Liabilities
Derivative liabilities	$—	$371	(4)	$—	$371

Total	$—	$371		$—	$371

(1)	Foreign currency forward contracts with notional amount of $30.0 million.
(2)	Foreign currency forward contracts with notional amount of $102.0 million and Canadian Dollars 0.3 million.
(3)	Foreign currency options with notional amount of $3.0 million and forward contracts with notional amount of Canadian Dollars 0.4 million.
(4)	Foreign currency options with notional amount of $41.0 million.

Derivative Financial Instruments

As a result of foreign currency rate fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency denominated assets and liabilities change. The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency denominated assets and liabilities and other foreign currency transactions. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard. As of March 25, 2016 and June 26, 2015, the Company recognized the fair value of foreign currency forward contracts and options of $1.7 million and $0.4 million, respectively, as derivative liabilities in condensed consolidated balance sheet.

As of March 25, 2016, the Company hedges forecasted foreign currency transactions related to its operating expenses and other costs and the construction costs of a new manufacturing building at the Company’s Chonburi campus with certain forward contracts, designated as cash flow hedges. The Company had six outstanding forward contracts with notional amount of $30.0 million, mature during April 2016 to September 2016. The Company included unrealized gain of $0.7 million from changes in fair value of foreign currency forward contracts, designated as hedging instrument, in accumulated other comprehensive income in unaudited condensed consolidated balance sheets. There was no ineffective portion during the three and nine months ended March 25, 2016. As of March 27, 2015, the Company had no foreign currency forward contracts designated as cash flow hedges.

The following table presents the effect of foreign currency forward contracts, designated as cash flow hedges, and their classification within comprehensive income:

	Nine Months Ended
(amount in thousands)	March 25, 2016	March 27, 2015

Currency contracts that hedge costs of sales	$483	$—
Currency contracts that hedge operating expenses	36	—
Currency contracts that hedge construction costs	155	—

	$674	$—

There was no discontinued of cash flow hedges which recognized in the unaudited condensed consolidated statements of operations and comprehensive income during the three and nine months ended March 25, 2016.

As of March 25, 2016, the Company had 17 outstanding foreign currency forward contracts with notional amount of $102.0 million and Canadian Dollars 0.3 million, maturing during June 2016 to December 2016. These foreign currency forward contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Thai Baht and Canadian Dollar. During the nine months ended March 25, 2016, the Company included unrealized loss of $2.3 million from changes in fair value of foreign currency contracts in earnings in unaudited condensed consolidated statements of operations and comprehensive income.

As of March 27, 2015, the Company had 46 outstanding foreign currency forward contracts and options with notional amount of $45.0 million and Canadian Dollars 0.4 million, maturing during April 2015 to July 2015. These foreign currency forward contracts and options were not designated for hedge accounting and were used to hedge fluctuations in the U.S. Dollar value of forecasted transactions denominated in Thai Baht and Canadian Dollar. During the nine months ended March 27, 2015, the Company included unrealized gain of $0.2 million from changes in fair value of foreign currency contracts in earnings in unaudited condensed consolidated statements of operations and comprehensive income.

6.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts were as follows:

	Nine Months Ended
(amount in thousands)	March 25, 2016	March 27, 2015

Balance, beginning of period	$50	$37
(Credit) charged to expense	(7)	3

Balance, end of period	$43	$40

7.	Inventory

(amount in thousands)	As of March 25, 2016	As of June 26, 2015

Raw materials	$47,582	$46,065
Work in progress	82,707	69,174
Finished goods	16,431	11,843
Goods in transit	5,875	6,488

	152,595	133,570
Less: Inventory obsolescence	(2,613)	(2,957)

Inventory, net	$149,982	$130,613

8.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net

As of March 25, 2016
Software	$3,631	$(3,262)	$369

Total intangibles	$3,631	$(3,262)	$369

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net

As of June 26, 2015
Software	$3,357	$(3,220)	$137

Total intangibles	$3,357	$(3,220)	$137

The Company recorded amortization expense relating to intangibles of $0.02 million and $0.02 million for the three months ended March 25, 2016 and March 27, 2015, respectively, and $0.04 million and $0.06 million for the nine months ended March 25, 2016 and March 27, 2015, respectively.

Based on the carrying amount of intangibles as of March 25, 2016, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousands)
2016	$22
2017	86
2018	84
2019	83
2020	71
Thereafter	23

Total	$369

9.	Borrowings

The Company’s total borrowings, including revolving and long-term borrowings, consisted of the following:

(amount in thousands)
Rate (1)	Conditions	Maturity		As of March 25, 2016	As of June 26, 2015

Short-term borrowing:
Revolving borrowing:
LIBOR + 1.75% per annum	Repayable in 1 to 6 months	April 2016	(2)	$44,000	$30,000
Current portion of long-term borrowing				6,000	6,000

				$50,000	$36,000

Long-term borrowing:
LIBOR + 2.8% per annum	Repayable in quarterly installments within 6 years	March 2017		$6,000	$10,500
Less: Current portion				(6,000)	(6,000)

Non-current portion				$—	$4,500

(1)	LIBOR is London Interbank Offered Rate.
(2)	In April 2016, the maturity date of these revolving borrowings were extended to mature in May 2016.

Under the long-term borrowing contract of a subsidiary, the loan is secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral to such loan as of March 25, 2016 and June 26, 2015 was $48.2 million and $50.0 million, respectively. This subsidiary is also required to comply with maximum ratios of debt to equity and minimum levels of debt service coverage ratios, and Fabrinet must maintain an effective shareholding ratio. The carrying amounts of bank borrowings approximate their fair value.

As of March 25, 2016 and June 26, 2015, the Company was in compliance with its long-term bank borrowing agreement. In addition to financial ratios, certain of the Company’s credit facilities include customary events of default.

The movements of long-term loans were as follows for the nine months ended March 25, 2016 and March 27, 2015:

	Nine Months Ended
(amount in thousands)	March 25, 2016	March 27, 2015

Opening book amount	$10,500	$16,500
Repayments during the period	(4,500)	(4,500)

Closing book amount	$6,000	$12,000

As of March 25, 2016, future maturities of long-term debt during each fiscal year were as follows:

(amount in thousands)
2016	$1,500
2017	4,500

Total	$6,000

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

On February 26, 2015, the Company entered into the Second Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from May 21, 2015 to July 31, 2015. It also allowed the Company, upon the satisfaction of certain conditions, to designate from time to time one or more of its subsidiaries as borrowers under the Facility Agreement. On July 31, 2015, the Company entered into the Third Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from July 31, 2015 to July 31, 2016. As of March 25, 2016, the outstanding revolving borrowing under the Facility Agreement was $44.0 million, resulting in available credit facilities of $156.0 million. Borrowings under the revolving credit facility are classified as current liabilities in the unaudited condensed consolidated balance sheets as the Company has the periodic option to renew or pay, all or a portion of, the outstanding balance at the end of the maturity date, which is in the range of one to six months, without premium or penalty, upon notice to the administrative agent. During April 2016, the Company sent notices to the bank to renew the maturity date of its revolving borrowings. The bank approved the notices and extended the maturity to May 2016.

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

The Facility Agreement contains customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (i) a minimum tangible net worth of not less than $200.0 million plus 50% of quarterly net income, exclusive of quarterly losses; (ii) a minimum debt service coverage ratio of not less than 1.50:1.00; (iii) a maximum senior leverage ratio of not more than 2.50:1.00; and (iv) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of March 25, 2016, the Company was in compliance with all covenants under the Facility Agreement.

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

Undrawn available credit facilities classified by available period of future borrowing as of March 25, 2016 and June 26, 2015 were as follows:

(amount in thousands)	March 25, 2016	June 26, 2015

Short-term	$1,415	$1,480
Long-term	$156,000	$170,000

10.	Income taxes

As of March 25, 2016 and June 26, 2015, the liability for uncertain tax positions including accrued interest and penalties was $1.7 million and $1.6 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.

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

The effective tax rate for the Company for the three months ended March 25, 2016 and March 27, 2015 was 5.8% and 7.0% of net income, respectively. The decrease in the effective tax rate for the three months ended March 25, 2016 was primarily due to the fact that the Company had lower taxable income during the three months ended March 25, 2016 as compared to the three months ended March 27, 2015.

The effective tax rate for the Company for the nine months ended March 25, 2016 and March 27, 2015 was 6.4% and 6.6% of net income, respectively. The slight decrease in the effective tax rate for the nine months ended March 25, 2016 was primarily due to the fact that the Company had lower taxable income during the nine months ended March 25, 2016 as compared to the nine months ended March 27, 2015.

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

The effect of recording share-based compensation expense for the three and nine months ended March 25, 2016 and March 27, 2015 was as follows:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015

Share-based compensation (income)/expense by type of award:
Share options	$(1)	$6	$17	$197
Restricted share units	2,000	2,003	7,765	5,609

Total share-based compensation expense	1,999	2,009	7,782	5,806
Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$1,999	$2,009	$7,782	$5,806

Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015

Cost of revenue	$517	$379	$1,594	$1,107
Selling, general and administrative expense	1,482	1,630	6,188	4,699

Total share-based compensation expense	$1,999	$2,009	$7,782	$5,806

The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and nine months ended March 25, 2016 and March 27, 2015.

Share-based award activity

Share options have been granted to directors and employees. As of March 25, 2016, there were 5 share options outstanding under Fabrinet’s Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

As of March 25, 2016, there were an aggregate of 591,525 share options outstanding, 1,148,602 restricted share units outstanding, and 2,276,054 ordinary shares available for future grant under Fabrinet’s 2010 Performance Incentive Plan (the “2010 Plan”). The 1999 Plan and 2010 Plan are collectively referred to as the “Share Option Plans”.

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

The following summarizes share option activity:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share

Balance as of June 26, 2015	792,019	758,451	$16.33
Granted	—		—	—
Exercised	(198,334)		$16.77
Forfeited	(755)		$17.10
Expired	(1,400)		$23.62

Balance as of March 25, 2016	591,530	591,488	$16.16

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share

Balance as of June 27, 2014	865,890	666,305	$16.27
Granted	—		—	—
Exercised	(50,867)		$14.50
Forfeited	(8,249)		$15.91
Expired	(6,787)		$20.80

Balance as of March 27, 2015	799,987	741,957	$16.34

The following summarizes information for share options outstanding as of March 25, 2016 under the Share Option Plans:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (amount in thousands)

	5	$5.75	0.65
	315,482	$16.83	1.55
	30,000	$15.05	1.61
	12,300	$25.50	1.81
	2,400	$26.16	1.86
	20,853	$15.16	2.40
	184,039	$14.12	2.63
	20,818	$19.36	2.88
	5,550	$18.60	2.93
	83	$12.83	3.12

Options outstanding	591,530		1.99	$8,535

Options exercisable	591,488		1.99	$8,535

As of March 25, 2016, there was $23.64 of unrecognized share-based compensation expense related to share options under the Share Option Plans that is expected to be recorded over a weighted-average period of 0.08 years.

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

On May 24, 2015 the Company entered into an amended and restated employment agreement with an executive of the Company that provides for accelerated vesting of equity awards under certain circumstances. Under the agreement, any equity award granted to the executive after February 20, 2017, shall vest over a period not longer than two years following the applicable grant date. If the executive’s employment with the Company continues through and including February 20, 2017, any outstanding equity award grants before February 20, 2017 will become 100% vested.

The following summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares		Weighted- Average Grant Date Fair Value Per Share

Balance as of June 26, 2015	1,140,927		$16.03
Granted	586,142		$19.82
Issued	(492,124	)(1)	$15.53
Forfeited	(86,343)		$17.44

Balance as of March 25, 2016	1,148,602		$17.56

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Balance as of June 27, 2014	762,295	$14.23
Granted	608,544	$17.52
Issued	(241,231)	$17.70
Forfeited	(24,612)	$15.95

Balance as of March 27, 2015	1,104,996	$15.97

(1)	Includes 283 shares vested on March 25, 2016, but not settled.

As of March 25, 2016, there was $9.3 million of unrecognized share-based compensation expense related to restricted share units under the 2010 Plan that is expected to be recorded over a weighted-average period of 2.78 years.

For the nine months ended March 25, 2016 and March 27, 2015, the Company withheld an aggregate of 111,584 shares and 18,730 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the nine months ended March 25, 2016 and March 27, 2015, the Company then remitted cash of $2.4 million and $0.3 million, respectively, to the appropriate taxing authorities, and presented it in a financing activity within the unaudited condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

12.	Shareholders’ equity

Share capital

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the nine months ended March 25, 2016, Fabrinet issued 198,334 ordinary shares upon the exercise of options, for cash consideration at a weighted-average exercise price of $16.77 per share, and 380,257 ordinary shares upon the vesting of restricted share units, net of shares withheld.

For the nine months ended March 27, 2015, Fabrinet issued 50,867 ordinary shares upon the exercise of options, for cash consideration at a weighted-average exercise price of $14.50 per share, and 222,501 ordinary shares upon the vesting of restricted share units, net of shares withheld.

All such issued shares are fully paid.

13.	Accumulated other comprehensive income (loss)

The changes in accumulated other comprehensive income (loss) for the nine months ended March 25, 2016 were as follows:

(amount in thousands)	Unrealized net (Losses)/Gains on Marketable Securities	Unrealized net Gains on Derivative Instruments	Total

Balance as of June 26, 2015	$(44)	$—	$(44)
Other comprehensive income before reclassification adjustment	2,645	674	3,319
Amounts reclassified out of accumulated other comprehensive income to interest income in unaudited condensed consolidated statement of operations and comprehensive income	(2,528)	—	(2,528)
Tax effects	—	—	—

Other comprehensive income	$117	$674	$791

Balance as of March 25, 2016	$73	$674	$747

14.	Commitments and contingencies

Bank guarantees

As of March 25, 2016 and June 26, 2015, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $0.8 million and $0.8 million, respectively.

Operating lease commitments

The Company leases a portion of its office, capital equipment, and certain land and buildings for its facilities in the Cayman Islands, China, and New Jersey under operating lease arrangements that expire in various calendar years through 2020. Rental expense under these operating leases amounted to $0.9 million and $0.8 million for the nine months ended March 25, 2016 and March 27, 2015, respectively.

As of March 25, 2016, the future minimum lease payments due under non-cancelable leases during each fiscal year were as follows:

(amount in thousands)
2016	$289
2017	1,039
2018	1,040
2019	581
2020	372
Thereafter	18

Total minimum operating lease payments	$3,339

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

As of March 25, 2016, the Company had an outstanding commitment to third parties of approximately $35.4 million, mainly related to the construction of a new manufacturing building at the Company’s Chonburi campus.

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

15.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of March 25, 2016 and March 27, 2015, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015

North America	$138,687	$93,335	$369,284	$278,036
Asia-Pacific	88,433	71,251	256,676	219,967
Europe	23,768	24,867	74,399	69,128

	$250,888	$189,453	$700,359	$567,131

As of March 25, 2016 and March 27, 2015, the Company had approximately $33.4 million and $25.8 million of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

Significant customers

The Company had two customers that each contributed to 10% or more of its total account receivable as of March 25, 2016 and June 26, 2015, respectively.

16.	Other income related to flooding

During the week of August 10, 2015, the Company’s subsidiary in China temporarily suspended production in its manufacturing facility due to flooding caused by Typhoon Soudelor. The subsidiary resumed operations on August 15, 2015. During the three months ended March 25, 2016, the Company received a final payment of $0.8 million from an insurer against the Company’s claim for flood damage.

During the three months ended March 25, 2016, the Company recognized other income related to flooding of $0.9 million, which primarily consisted of a payment of $0.8 million from an insurer against the Company’s claim for flood damage.

During the nine months ended March 25, 2016, the Company recognized other income related to flooding of $0.04 million, which mainly consisted of $0.8 million from an insurer against the Company’s claim for flood damage, offset by expenses in relation to flood of $0.8 million, which mainly consisted of $0.6 million of repaired cost of equipment and $0.2 million of inventory losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our expectation that the portion of our future revenues attributable to customers in regions outside of North America will continue to decrease compared with the portion of those revenues for the nine months ended March 25, 2016;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2016 selling, general and administrative (“SG&A”) expenses will increase on an absolute dollar basis and as a percentage of revenue compared to fiscal year 2015;

•	our expectation that our employee costs will increase in Thailand and the People’s Republic of China (“PRC”);

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.

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

Overview

We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products such as optical communication components, modules and sub-systems, industrial lasers, medical devices and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and test. Although, we focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix”, we also have the capability to accommodate high-volume production. Based on our experience with, and positive feedback we have received from our customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers, automotive, medical and sensors markets.

Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities such as optical communications, industrial lasers, automotive and sensors. The products that we manufacture for our OEM customers include selective switching products; tunable transponders and transceivers; active optical cables; solid state, diode-pumped, gas and fiber lasers; and sensors. In many cases, we are the sole outsourced manufacturing partner used by our customers for the products that we produce for them.

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

China Flooding

During the week of August 10, 2015, our subsidiary in China temporarily suspended production in its manufacturing facility due to flooding caused by Typhoon Soudelor. The subsidiary resumed operations on August 15, 2015. During the three months ended March 25, 2016, we received a final payment of $0.8 million from an insurer against our claim for flood damage.

During the three months ended March 25, 2016, we recognized other income related to flooding of $0.9 million, which primarily consisted of a payment of $0.8 million from an insurer against our claim for flood damage.

During the nine months ended March 25, 2016, we recognized other income related to flooding of $0.04 million, which mainly consisted of $0.8 million from an insurer against our claim for flood damage, offset by expenses in relation to flood of $0.8 million, which mainly consisted of $0.6 million of repaired cost of equipment and $0.2 million of inventory losses.

Revenues

Our total revenues increased by $61.4 million, or 32.4%, to $250.9 million for the three months ended March 25, 2016, compared with $189.5 million for the three months ended March 27, 2015. Our total revenues increased by $133.2 million, or 23.5%, to $700.4 million for the nine months ended March 25, 2016, compared with $567.1 million for the nine months ended March 27, 2015. The increases were primarily due to (i) an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the three and nine months ended March 25, 2016 and (ii) our inability to recognize $4.6 million of consignment revenue during the three and nine months ended March 27, 2015, respectively, because of certain consignment revenue recognition issues previously disclosed that result in lower revenue in the prior period. We refer to finished goods held in our warehouse on behalf of our customers as consignment goods or consignment inventory, and when the finished goods are sold, we refer to the related revenue as consignment revenue.

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

The percentage of our revenues generated from a bill-to location outside of North America decreased from 50.7% in the three months ended March 27, 2015 to 44.7% in the three months ended March 25, 2016 and from 51.0% in the nine months ended March 27, 2015 to 47.3% in the nine months ended March 25, 2016, primarily because of a decrease in sales to our customers in Asia-Pacific and Europe. We expect that the portion of our future revenues attributable to customers in regions outside North America will continue to decrease as compared with the portion of revenues attributable to such customers during the nine months ended March 25, 2016.

The following table presents percentages of total revenues by geographic regions:

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015
North America	55.3%	49.3%	52.7%	49.0%
Asia-Pacific	35.2	37.6	36.7	38.8
Europe	9.5	13.1	10.6	12.2

	100.0%	100.0%	100.0%	100.0%

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

A second significant element of our cost of revenues is employee costs, including indirect employee costs related to design, configuration and optimization of manufacturing processes for our customers, quality testing, materials testing and other engineering services; and direct costs related to our manufacturing employees. Direct employee costs include employee salaries, insurance and benefits, merit-based bonuses, recruitment, training and retention. Historically, our employee costs have increased primarily due to increases in the number of employees necessary to support our growth and, to a lesser extent, costs to recruit, train and retain employees. Our cost of revenues is significantly impacted by salary levels in Thailand and the PRC, the fluctuation of the Thai baht and Chinese Renminbi (“RMB”) against our functional currency, the U.S. dollar, and our ability to retain our employees. We expect our employee costs to increase as wages continue to increase in Thailand and the PRC. Wage increases may impact our ability to sustain our competitive advantage and may reduce our profit margin. We seek to mitigate these cost increases through improvements in employee productivity, employee retention and asset utilization.

Our infrastructure costs are comprised of depreciation, utilities, facilities management and overhead costs. Most of our facility leases are long-term agreements. Our depreciation costs include buildings and fixed assets, primarily at our Pinehurst campus in Thailand, and capital equipment located at each of our manufacturing locations.

During the three and nine months ended March 25, 2016, discretionary merit-based bonus awards were made to our non-executive employees. Charges included in cost of revenues for bonus distributions to non-executive employees were $0.7 million and $0.6 million for the three months ended March 25, 2016 and March 27, 2015, respectively, and $2.2 million and $1.8 million for the nine months ended March 25, 2016 and March 27, 2015, respectively.

Share-based compensation expense included in cost of revenues was $0.5 million and $0.4 million for the three months ended March 25, 2016 and March 27, 2015, respectively, and $1.6 million and $1.1 million for the nine months ended March 25, 2016 and March 27, 2015, respectively.

We expect to incur incremental costs of revenue as a result of our planned expansion into new geographic markets, though we are not able to determine the amount of these incremental expenses.

Selling, General and Administrative Expenses

Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2016, we expect our SG&A expenses will increase on an absolute dollar basis and as a percentage of revenue compared with fiscal year 2015 due to the startup expenses of our new manufacturing facility in the United States.

The compensation committee of our board of directors approved a fiscal year 2016 executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP earnings per share targets for our fiscal year ending June 24, 2016, as well as qualitative objectives, based on achieving individual performance goals. Bonuses under our fiscal year 2016 executive incentive plan are payable after the end of fiscal year 2016. In fiscal year 2015, the compensation committee approved a fiscal year 2015 executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP earnings per share targets for our fiscal year ended June 26, 2015, as well as qualitative objectives, based on achieving individual performance goals. In the three months ended September 25, 2015, the compensation committee awarded bonuses to our executive employees for Company and individual achievements of performance under our fiscal 2015 executive incentive plan. Discretionary merit-based bonus awards were also available to our non-executive employees and were payable as of March 25, 2016.

Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $1.4 million and $1.4 million for the three months ended March 25, 2016 and March 27, 2015, respectively, and $3.6 million and $2.6 million for the nine months ended March 25, 2016 and March 27, 2015, respectively.

Share-based compensation expense included in SG&A expenses was $1.5 million and $1.6 million for the three months ended March 25, 2016 and March 27, 2015, respectively, and $6.2 million and $4.7 million for the nine months ended March 25, 2016 and March 27, 2015, respectively.

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

In addition, we are exposed to foreign exchange risk in connection with the long-term loan and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. Borrowings and interest under the term loan have been scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of March 25, 2016, we had outstanding borrowings under the term loan facility of $6.0 million. Under the terms of the cross currency swap arrangements, amounts drawn in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of London Interbank Offered Rate (LIBOR) plus 2.8% per annum.

In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative instruments. We may enter into exchange currency forward or put option contracts to manage foreign currency exposures associated with certain assets and liabilities and other forecasted foreign currency transactions and may designate these instruments as hedging instruments. The forward and put option contracts generally have maturities of one to eighteen months. All foreign currency exchange contracts are recognized in the unaudited condensed consolidated balance sheet at fair value. Gain or loss on our forward and put option contracts generally offset the assets, liabilities, and transactions economically hedged.

We had foreign currency denominated assets and liabilities in Thai baht and RMB as follows:

	As of March 25, 2016			As of June 26, 2015
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%

Assets
Thai baht	786,996	$22,276	93.7	377,785	$11,596	51.3
RMB	9,814	1,505	6.3	67,455	11,029	48.7

Total		$23,781	100.0		$22,625	100.0

Liabilities
Thai baht	1,184,745	$33,534	89.7	860,425	$26,410	88.8
RMB	25,167	3,859	10.3	20,461	3,347	11.2

Total		$37,393	100.0		$29,757	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of March 25, 2016 and June 26, 2015, there were $132.0 million in forward contracts and $44.0 million in put option contracts, respectively, outstanding against forecasted Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of March 25, 2016 and June 26, 2015, we did not have any forward or put option contracts denominated in RMB.

For the nine months ended March 25, 2016 and March 27, 2015, we recorded loss of $2.3 million and gain of $0.2 million, respectively, related to derivatives that are not designated as hedging instruments in our condensed consolidated statements of operations and comprehensive income.

Currency Regulation and Dividend Distribution

Foreign exchange regulation in the PRC is primarily governed by the following rules:

•	Foreign Currency Administration Rules, as amended on August 5, 2008, or the Exchange Rules;

•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules; and

•	Notice on Perfecting Practices Concerning Foreign Exchange Settlement Regarding the Capital Contribution by Foreign-invested Enterprises, as promulgated by the State Administration of Foreign Exchange, or State Administration of Foreign Exchange (“SAFE”), on August 29, 2008, or Circular 142.

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

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. In December 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result, corporate income tax rates for our Thai subsidiary were reduced from 23% in fiscal year 2013 to 20% in fiscal years 2014 to 2016. Additionally, in March 2016, the Thailand Revenue Department announced corporate income tax rates for tax periods beginning on or after January 1, 2016. As a result, corporate income tax rates for our Thai subsidiary remain at 20% from fiscal year 2017 onward.

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

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015

Revenues	$250,888	$189,453	$700,359	$567,131
Cost of revenues	(219,711)	(167,796)	(614,678)	(503,907)

Gross profit	31,177	21,657	85,681	63,224
Selling, general and administrative expenses	(12,299)	(9,670)	(37,914)	(28,721)
Other income related to flooding	900	—	36	—
Expenses related to reduction in workforce	—	—	—	(1,153)

Operating income	19,778	11,987	47,803	33,350
Interest income	213	258	1,110	956
Interest expense	(335)	(125)	(1,156)	(375)
Foreign exchange gain (loss), net	3,080	(87)	(1,246)	(110)
Other income (expense)	57	(75)	266	(106)

Income before income taxes	22,793	11,958	46,777	33,715
Income tax expense	(1,971)	(1,113)	(4,549)	(3,108)

Net income	20,822	10,845	42,228	30,607
Other comprehensive income, net of tax	1,014	512	791	26

Net comprehensive income	$21,836	$11,357	$43,019	$30,633

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(87.6)	(88.6)	(87.8)	(88.8)

Gross profit	12.4	11.4	12.2	11.2
Selling, general and administrative expenses	(4.9)	(5.1)	(5.4)	(5.1)
Other income related to flooding	0.4	—	0.0	—
Expenses related to reduction in workforce	—	—	—	(0.2)

Operating income	7.9	6.3	6.8	5.9
Interest income	0.1	0.2	0.2	0.2
Interest expense	(0.1)	(0.1)	(0.2)	(0.1)
Foreign exchange gain (loss), net	1.2	(0.1)	(0.2)	(0.0)
Other income (expense)	0.0	(0.0)	0.1	(0.0)

Income before income taxes	9.1	6.3	6.7	5.9
Income tax expense	(0.8)	(0.6)	(0.7)	(0.6)

Net income	8.3	5.7	6.0	5.4
Other comprehensive income, net of tax	0.4	0.3	0.1	0.0

Net comprehensive income	8.7%	6.0%	6.1%	5.4%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 25, 2016	March 27, 2015	March 25, 2016	March 27, 2015

Optical communications	$192,173	$136,537	$515,629	$405,600
Lasers, sensors and other	58,715	52,916	184,730	161,531

Total	$250,888	$189,453	$700,359	$567,131

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three and Nine Months Ended March 25, 2016 with Three and Nine Months Ended March 27, 2015

Total revenues.

Our total revenues increased by $61.4 million, or 32.4%, to $250.9 million for the three months ended March 25, 2016, compared with $189.5 million for the three months ended March 27, 2015. This increase was primarily due to (i) an increase in customers’ demand for both optical and non-optical communications manufacturing services during the three months ended March 25, 2016 and (ii) our inability to recognize $4.6 million of consignment revenue during the three months ended March 27, 2015 because of certain consignment revenue recognition issues previously disclosed that result in lower revenue in the prior period. Revenues from optical communications products represented 76.6% of our total revenues for the three months ended March 25, 2016, compared to 72.1% for the three months ended March 27, 2015.

Our total revenues increased by $133.2 million, or 23.5%, to $700.4 million for the nine months ended March 25, 2016, compared with $567.1 million for the nine months ended March 27, 2015. This increase was primarily due to (i) an increase in customers’ demand for both optical and non-optical communications manufacturing services during the nine months ended March 25, 2016 and (ii) our inability to recognize $4.6 million of consignment revenue during the nine months ended March 27, 2015 because of certain consignment revenue recognition issues previously disclosed that result in lower revenue in the prior period. Revenues from optical communications products represented 73.6% of our total revenues for the nine months ended March 25, 2016, compared to 71.5% for the nine months ended March 27, 2015.

Cost of revenues.

Our cost of revenues increased by $51.9 million, or 30.9%, to $219.7 million, or 87.6% of total revenues, for the three months ended March 25, 2016, compared with $167.8 million, or 88.6% of total revenues, for the three months ended March 27, 2015. The increase in cost of revenues on an absolute dollar basis was primarily due to an increase in sales volume, partially offset by a more favorable product mix. Cost of revenues also included share-based compensation expense of $0.5 million for the three months ended March 25, 2016, compared with $0.4 million for the three months ended March 27, 2015.

Our cost of revenues increased by $110.8 million, or 22.0%, to $614.7 million, or 87.8% of total revenues, for the nine months ended March 25, 2016, compared with $503.9 million, or 88.8% of total revenues, for the nine months ended March 27, 2015. The increase in cost of revenues on an absolute dollar basis was primarily due to an increase in sales volume, partially offset by a more favorable product mix. Cost of revenues also included share-based compensation expense of $1.6 million for the nine months ended March 25, 2016, compared with $1.1 million for the nine months ended March 27, 2015.

Gross profit.

Our gross profit increased by $9.5 million, or 44.0%, to $31.2 million, or 12.4% of total revenues, for the three months ended March 25, 2016, compared with $21.7 million, or 11.4% of total revenues, for the three months ended March 27, 2015. Our gross profit increased by $22.5 million, or 35.5%, to $85.7 million, or 12.2% of total revenues, for the nine months ended March 25, 2016, compared with $63.2 million, or 11.2% of total revenues, for the nine months ended March 27, 2015.

The improvement in gross profit margin during the three and nine months ended March 25, 2016, compared with the three and nine months ended March 27, 2015, was related to a more favorable product mix during the three and nine months ended March 25, 2016.

SG&A expenses.

Our SG&A expenses increased by $2.6 million, or 27.2%, to $12.3 million, or 4.9% of total revenues, for the three months ended March 25, 2016, compared with $9.7 million, or 5.1% of total revenues, for the three months ended March 27, 2015. Our SG&A expenses increased in absolute dollars due primarily to an increase in expenses relating to our new manufacturing facility in the United States of $0.8 million and severance and related payments of $0.7 million to an employee who left the Company in January 2016. We also recorded share-based compensation charges of $1.5 million for the three months ended March 25, 2016, compared with $1.6 million for the three months ended March 27, 2015.

Our SG&A expenses increased by $9.2 million, or 32.0%, to $37.9 million, or 5.4% of total revenues, for the nine months ended March 25, 2016, compared with $28.7 million, or 5.1% of total revenues, for the nine months ended March 27, 2015. Our SG&A expenses increased in absolute dollars and as a percentage of revenue due primarily to an increase in expenses relating to our new manufacturing facility in the United States of $4.9 million, an increase in sales and marketing expenses of $1.8 million to support the expansion of our operations and severance and related payments of $1.4 million to employees who left the Company during the nine months ended March 25, 2016. We also recorded share-based compensation charges of $6.2 million for the nine months ended March 25, 2016, compared with $4.7 million for the nine months ended March 27, 2015.

Other income related to flooding.

In the three months ended March 25, 2016, we recognized other income related to flooding of $0.9 million, which primarily consisted of a payment of $0.8 million from an insurer against our claim for flood damage.

In the nine months ended March 25, 2016, we recognized other income related to flooding of $0.04 million, which mainly consisted of $0.8 million from an insurer against our claim for flood damage, offset by expenses in relation to flood of $0.8 million, which mainly consisted of $0.6 million of repaired cost of equipment and $0.2 million of inventory losses.

Expenses related to reduction in workforce.

During the nine months ended March 27, 2015, we implemented a reduction in workforce and incurred expenses of approximately $1.2 million which represented severance and benefits costs associated with the termination of approximately 100 employees in accordance with contractual obligations and local regulations.

Operating income.

Our operating income increased by $7.8 million to $19.8 million, or 7.9% of total revenues, for the three months ended March 25, 2016, compared with $12.0 million, or 6.3% of total revenues, for the three months ended March 27, 2015.

Our operating income increased by $14.5 million to $47.8 million, or 6.8% of total revenues, for the nine months ended March 25, 2016, compared with $33.4 million, or 5.9% of total revenues, for the nine months ended March 27, 2015.

Interest income.

Our interest income decreased by $0.1 million to $0.2 million, or 0.1% of total revenues, for the three months ended March 25, 2016, compared with $0.3 million, or 0.2% of total revenues, for the three months ended March 27, 2015.

Our interest income increased by $0.2 million to $1.1 million, or 0.2% of total revenues, for the nine months ended March 25, 2016, compared with $0.9 million, or 0.2% of total revenues, for the nine months ended March 27, 2015.

Interest expense.

Our interest expense increased by $0.2 million to $0.3 million for the three months ended March 25, 2016, compared with $0.1 million for the three months ended March 27, 2015. Our interest expense increased by $0.8 million to $1.2 million for the nine months ended March 25, 2016, compared with $0.4 million for the nine months ended March 27, 2015.

The increases were due to increases in the average balance of our bank borrowings resulting from a drawdown of a revolving loan under our Facility Agreement taken during second quarter of fiscal year 2016, as well as the amortization of additional deferred debt issuance costs.

Foreign exchange gain (loss), net.

Our foreign exchange gain (loss), net, increased by $3.2 million to foreign exchange gain, net, of $3.1 million, or 1.2% of total revenues, for the three months ended March 25, 2016, compared with foreign exchange loss, net, of $0.1 million, or 0.1% of total revenues, for the three months ended March 27, 2015. Our foreign exchange loss, net, increased by $1.1 million to $1.2 million, or 0.2% of total revenues, for the nine months ended March 25, 2016, compared with $0.1 million, or 0.02% of total revenues, for the nine months ended March 27, 2015. The increase was due to changes in the fair value of outstanding derivatives as of March 25, 2016 that were not designated as hedges for accounting.

Income before income taxes.

We recorded income before income taxes of $22.8 million and $46.8 million for the three and nine months ended March 25, 2016, respectively, compared with $12.0 million and $33.7 million for the three and nine months ended March 27, 2015, respectively.

Income tax expense.

Our provision for income tax reflects an effective tax rate of 5.8% for the three months ended March 25, 2016, compared with an effective tax rate of 7.0% for the three months ended March 27, 2015. The decrease was primarily due to the fact that we had lower taxable income during the three months ended March 25, 2016 as compared to the three months ended March 27, 2015.

Our provision for income tax reflects an effective tax rate of 6.4% for the nine months ended March 25, 2016, compared with an effective tax rate of 6.6% for the nine months ended March 27, 2015. The slight decrease was primarily due to the fact that we had lower taxable income during the nine months ended March 25, 2016 as compared to the nine months ended March 27, 2015.

Net income.

We recorded net income of $20.8 million, or 8.3% of total revenues, for the three months ended March 25, 2016, compared with $10.8 million, or 5.7% of total revenues, for the three months ended March 27, 2015.

We recorded net income of $42.2 million, or 6.0% of total revenues, for the nine months ended March 25, 2016, compared with $30.6 million, or 5.4% of total revenues, for the nine months ended March 27, 2015.

Other comprehensive income.

We recorded other comprehensive income of $1.0 million, or 0.4% of total revenues, for the three months ended March 25, 2016, compared with $0.5 million, or 0.3% of total revenues, for the three months ended March 27, 2015.

We recorded other comprehensive income of $0.8 million, or 0.1% of total revenues, for the nine months ended March 25, 2016, compared with $0.02 million, or 0.01% of total revenues, for the nine months ended March 27, 2015.

Liquidity and Capital Resources

Cash Flows and Working Capital

We primarily finance our operations through cash flow from operations. As of March 25, 2016 and March 27, 2015, we had cash, cash equivalents, and marketable securities of $272.8 million and $254.3 million, respectively, and outstanding debt of $50.0 million and $42.0 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents for the three and nine months ended March 25, 2016 was 0.5% and 0.9%, respectively, and for the three and nine months ended March 27, 2015 was 0.7% and 0.6%, respectively.

Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A1, P-1, F1 or better. No security may have an effective maturity that exceeds three years. Our investments in fixed income securities are primarily classified as available-for-sale and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on these securities are recorded as other comprehensive income (loss) and are reported as a separate component of shareholders’ equity.

During the three months ended March 25, 2016, we repaid a revolving loan of $4.0 million under our Facility Agreement; as a result, as of March 25, 2016, we had a short-term borrowing of $44.0 million under our Facility Agreement. In addition, to better manage our cash on hand, we invested in short-term marketable securities of $144.8 million as of March 25, 2016.

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

In December 2015, we began construction of a new manufacturing facility at our Chonburi campus, which we expect to complete in the first quarter of fiscal year 2017. We believe that our current manufacturing capacity is sufficient to meet our anticipated production requirements for at least the next few quarters. Should there be a major delay in construction beyond our estimated completion date, we may not have the capacity to meet our anticipated production requirements. We maintain a long-term loan associated with construction of production facilities at our Pinehurst campus in Thailand which will be due within the next 12 months. We also have a sufficient credit facility in place to fund the amount needed to construct a new building at our Chonburi campus. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations.

The following table shows our cash flows for the periods indicated:

	Nine Months Ended
(amount in thousands)	March 25, 2016	March 27, 2015

Net cash provided by operating activities	$41,356	$40,481
Net cash used in investing activities	$(35,820)	$(169,159)
Net cash provided by financing activities	$9,948	$24,122
Net increase (decrease) in cash and cash equivalents	$15,484	$(104,556)
Cash and cash equivalents, beginning of period	$112,978	$233,477
Cash and cash equivalents, end of period	$127,957	$128,946

Operating Activities

Net cash provided by operating activities increased by $0.9 million, or 2.2%, to $41.4 million for the nine months ended March 25, 2016, compared with net cash provided by operating activities of $40.5 million for the nine months ended March 27, 2015. This increase was due to numbers of factors, including an increase in net income of $11.6 million and a decrease in payments to vendors of $22.3 million, offset by increases in accounts receivable of $18.1 million and inventory of $16.8 million due to higher sales and customer demand.

Investing Activities

Net cash used in investing activities decreased by $133.3 million, or 78.8%, to $35.8 million for the nine months ended March 25, 2016, compared with net cash used in investing activities of $169.2 million for the nine months ended March 27, 2015. This decrease was primarily due to a net decrease in available-for-sale securities of $123.6 million and a decrease in purchase of property, plant, and equipment of $9.4 million.

Financing Activities

Net cash provided by financing activities decreased by $14.2 million, or 58.8%, to $9.9 million for the nine months ended March 25, 2016, compared with net cash provided by financing activities of $24.1 million for the nine months ended March 27, 2015. This decrease was primarily due to a decrease of $12.0 million in drawdowns under our Facility Agreement during the nine months ended March 25, 2016 as compared to the nine months ended March 27, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents, and marketable securities totaling $272.8 million and $255.8 million as of March 25, 2016 and June 26, 2015, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and marketable securities are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the nine months ended March 25, 2016 and March 27, 2015, our interest income would have decreased by approximately $0.1 million and $0.1 million, respectively, assuming consistent investment levels.

We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the nine months ended March 25, 2016 and March 27, 2015, our interest expense would have increased by approximately $0.1 million and $0.1 million, respectively, assuming consistent borrowing levels.

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

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. During the nine months ended March 25, 2016, we hedged forecasted foreign currency transactions with certain forward contracts, designated as cash flow hedges. We recorded unrealized loss of $1.7 million and unrealized gain of $0.2 million related to derivatives, that are not designated as hedging instruments, for the three months ended March 25, 2016 and March 27, 2015, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $1.5 million and $0.8 million as of March 25, 2016 and June 26, 2015, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of March 25, 2016, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our marketable securities as of March 25, 2016 are held in various financial institutions with a maturity limit not to exceed 3 years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

During the three months ended March 25, 2016, we implemented formal controls and procedures over hedge accounting which we applied. Such implementation did not materially affect, and is not reasonably likely to materially affect, our internal control over financial reporting.

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

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During the three months ended March 25, 2016 and March 27, 2015, we had one and two customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 21% and 30% of our total revenues, respectively, during the periods. During the nine months ended March 25, 2016 and March 27, 2015, we had one and two customers that each contributed 10% or more of our total revenues, respectively. These customers together accounted for 20% and 31% of our total revenues, respectively, during the periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price.

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

Also, we have significant exposure to changes in the exchange rate between the RMB and the U.S. dollar. The expenses of our PRC subsidiary are denominated in RMB. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of March 25, 2016, the U.S. dollar had depreciated approximately 4.7% against the RMB since March 28, 2014. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill-to-location of customers outside of North America accounted for 44.7% and 50.7% of our total revenues for the three months ended March 25, 2016 and March 27, 2015, respectively, and 47.3% and 51.0% of our total revenues for the nine months ended March 25, 2016 and March 27, 2015, respectively. We expect that total revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

Political unrest and demonstrations, as well as changes in the political, social, business or economic conditions in Thailand, could harm our business, financial condition and operating results.

The majority of our assets and manufacturing operations are located in Thailand. Therefore, political, social, business and economic conditions in Thailand have a significant effect on our business. In March 2016, Thailand was assessed as a medium-high political risk by AON Political Risk, a risk management, insurance and consulting firm. Any changes to tax regimes, laws, exchange controls or political action in Thailand may harm our business, financial condition and operating results.

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

We anticipate that we will continue to invest in our customized optics manufacturing facilities located in Fuzhou, China. Because these operations are located in the PRC, they are subject to greater political, legal and economic risks than the geographies in which the facilities of many of our competitors and customers are located. In particular, the political and economic climate in the PRC (both at national and regional levels) is fluid and unpredictable. In March 2016, the PRC was assessed as a medium political risk by AON Political Risk. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to change further. Any changes to the political, legal or economic climate in the PRC could harm our business, financial condition and operating results.

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

In February 2015, we expanded our manufacturing capacity with the purchase of land and a building in Santa Clara, California. In December 2015, we completed the purchase of land in Chonburi, Thailand and began construction of a new manufacturing facility on such land, which we expect to complete in the first quarter of fiscal year 2017. Should there be a major delay in construction beyond our estimated completion date, we may not have the capacity to meet our anticipated production requirements. We may continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC and the United States, any of which jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations. In addition, we benefit from reductions in corporate tax rates in Thailand for fiscal years 2013 onward.

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

We use professional investment management firms to manage our excess cash and cash equivalents. Our marketable securities as of March 25, 2016 are primarily investments in a fixed income portfolio, including corporate bonds and commercial paper, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in marketable securities with a maturity in excess of three years.

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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 25, 2016, we did not record any impairment charges associated with our investment portfolio of marketable securities, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association, by the Companies Law (as amended) of the Cayman Islands and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under the laws of the Cayman Islands are not as clearly established under statutes or judicial precedent as in jurisdictions in the United States. Therefore, you may have more difficulty in protecting your interests than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2016.

FABRINET

By:	/s/ TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.1	Offer letter, dated November 5, 2015, between Hong Hou and Fabrinet USA, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.