Form 10-K
period 2016-06-24
Fabrinet
filed 2016-08-17
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 24, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer ☒		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of December 25, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of approximately $828.9 million, based on the closing price for the registrant’s ordinary shares as reported on the New York Stock Exchange on such date.

As of August 5, 2016, the registrant had 36,203,905 ordinary shares, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FABRINET

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 24, 2016

PART I

ITEM 1.	BUSINESS.

Overview

Fabrinet (“we”, “us” and “our”) provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products such as optical communication components, modules and sub-systems, industrial lasers, medical devices, and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and test. Although, we focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix”, we also have the capability to accommodate high-volume production. Based on our experience with, and feedback from, customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers and automotive markets.

Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities, such as optical communications, industrial lasers, automotive, medical, and sensors. Our customers in these industries support a growing number of end-markets, including automotive, biotechnology, communications, materials processing, medical devices, metrology and semiconductor processing. Our revenues from lasers, sensors and other markets as a percentage of total revenues have decreased from 28.5% for the year ended June 26, 2015 (“fiscal year 2015”) to 25.5% for the year ended June 24, 2016 (“fiscal year 2016”), while our revenues from optical communications products as a percentage of total revenues have increased from 71.5% for fiscal year 2015 to 74.5% for fiscal year 2016.

In many cases, we are the sole outsourced manufacturing partner used by our customers for the products that we produce for them. The products that we manufacture for our OEM customers include:

•	optical communications devices, such as:

•

selective switching products, such as reconfigurable optical add-drop multiplexers (“ROADMs”), optical amplifiers, modulators and other optical components and modules that collectively enable network managers to route voice, video and data communications traffic through fiber optic cables at various wavelengths, speeds, and over various distances;

•

tunable lasers, transceivers, and transponders that eliminate, at a significant cost savings to the service provider, the need to stock individual fixed wavelength optical transceivers and transponders used in voice and data communications networks; and

•	active optical cables providing high-speed interconnect capabilities for data centers and computing clusters, as well as Infiniband, Ethernet, fiber channel and optical backplane connectivity;

•

solid state, diode, gas and fiber lasers (collectively referred to as “industrial lasers”) used across a broad array of industries, including semiconductor processing (wafer inspection, wafer dicing, wafer scribing), biotechnology and medical device (DNA sequencing, flow cytometry, hematology, antibody detection), metrology (instrumentation, calibration, inspection), and material processing (metal, polymer, textile drilling and cutting, annealing, marking, engraving, and welding); and

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

We believe we offer differentiated manufacturing services through our optical and electro-mechanical process technologies and our strategic alignment with our customers. Our dedicated process and design engineers, who have a deep knowledge in materials sciences and physics, are able to tailor our service offerings to accommodate our customers’ complex engineering assignments. Our range of capabilities, from the design of customized optics and glass through process engineering and testing of finished assemblies, provides us with a knowledge base that we believe often leads to improvements in our customers’ product development cycles, manufacturing cycle times, quality and reliability, manufacturing yields and end product costs. We offer an efficient, technologically advanced and flexible manufacturing infrastructure designed to enable the scale production of low-volume, high-mix products, as well as high-volume products. We specialize in complex prototype and new product introduction services, with specialized resources to meet customers’ quick-turn printed circuit board assembly (“PCBA”) and early stage manufacturing requirements. We have a dedicated engineering team to support the advanced optical packaging needs of our customers’ cutting edge products, which allows them to accelerate development and time-to-market for such products. We often provide a “factory-within-a-factory” manufacturing environment to safeguard our customers’ intellectual property by physically segregating certain key employees and manufacturing space from the resources we use for other customers. We also provide our customers with a customized software platform to monitor all aspects of the manufacturing process, enabling our customers to remotely access our databases to monitor yields, inventory positions, work-in-progress status and vendor quality data in real time. We believe there is no other manufacturing services provider with a similar breadth and depth of optical and electro-mechanical engineering and process technology capabilities that does not directly compete with its customers in their end-markets. As a result, we believe we are more closely aligned and better able to develop long-term relationships with our customers than our competitors.

We are organized and operate in a single segment. See Note 18, Business segments and geographic information of Notes to Consolidated Financial Statements in Part II, Item 8 of this Report, which is incorporated herein by reference.

As of June 24, 2016, our facilities comprised approximately 1.4 million total square feet, including approximately 0.2 million square feet of office space and approximately 1.2 million square feet devoted to manufacturing and related activities, of which approximately 0.5 million square feet are clean room facilities. Of the aggregate square footage of our facilities, approximately 1.0 million square feet are located in Thailand and the balance is located in the People’s Republic of China (“PRC” or “China”), the United States and the Cayman Islands. See Part I, Item 2. Properties of this Report.

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

Demand for optical communications components and modules is influenced by the level and rate of development of optical communications infrastructure and carrier and enterprise network expansion, as well as rapid expansion of data center infrastructures. Carrier demand for optical communications network equipment has increased as a direct result of higher network utilization and increased demand for bandwidth capacity. The increase in network traffic volumes have been driven by increasing demand for voice, data and video services delivered over wired and wireless Internet protocol, or IP, networks. The bandwidth demands for data center access have been largely driven by social media applications and cloud services, and continue to increase very rapidly.

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

Our Growth Strategy

The key elements of our growth strategy are to:

•

Strengthen Our Presence in the Optical Communications Market: We believe we are a leader in manufacturing products for the optical communications market. The optical communications market is growing rapidly, driven by the growth in demand for increased network bandwidth and penetration from core to metro networks and data center infrastructures. We believe this trend will continue to increase the demand for the products that we manufacture and the services we provide. We continue to invest resources in advanced manufacturing process and optical packaging technologies to support the manufacture of the next generation of complex optical products.

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

•

Establish New Product Introduction (“NPI”) Centers to Generate and Transfer New Business to Thailand: We established Fabrinet West, Inc. as an NPI center in the heart of Silicon Valley. Fabrinet West, Inc. serves as our business development arm with emphasis on new business generation and eventual transfer to Thailand after NPI. Equipped with state-of-the-art surface mount and advanced optical packaging technologies and infrastructure, and with close proximity to a large portion of our customer base, this center helps to accelerate customer NPI and provides seamless access and future transfer to the low-cost manufacturing base in Thailand.

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

Printed Circuit Board Assembly and Test

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

Dedicated New Product Introduction

We are committed to providing NPI capabilities designed to ensure that our customers’ products get to market as quickly as possible. Co-locating strong engineering services in process design, prototyping, design for manufacturability (“DFM”) and test at these locations gives customers as full suite of NPI services for quick-turn PCBA to box-build to full system assembly. Stringent IP protection protocols are strictly enforced throughout the entire process, safeguarding our customers’ intellectual property. Our NPI sites are outfitted with state-of-the-art production equipment that mirrors the equipment used in our low-cost manufacturing facilities, ensuring a fast, smooth transition to a low-cost production environment once the product is qualified.

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

Quality Control

We believe the integration of our manufacturing and test controls, quality systems, and software platforms contribute significantly to our ability to deliver high-quality products on a consistent basis and reduce the risk that we will be required to repair or replace defective products. Our manufacturing execution system (“MES”) is directly integrated with our test system and enterprise resource planning (“ERP”) database allowing us to respond to any process deviations in real time. We work with customers to develop product-specific test strategies. We also provide a variety of test management services, including material and process testing and reliability testing. In addition to providing yield, manufacturing data tracking and other information, our data tracking system also performs process route checking to ensure that the products follow correct process steps, and the test results meet all specified criteria. Our test capabilities include traditional PCBA testing, mechanical testing and optical testing, which includes parametric testing, such as insertion loss, return loss and extinction ratio, and functional testing (e.g., bit error ratio).

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

•

Precision Optical Fiber and Electro-Mechanical Assembly: We have extensive experience in precision optical and electro-mechanical assemblies in clean room environments, clean room control discipline, cleaning technologies and electro-static discharge (“ESD”) protection.

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

Customers, Sales and Marketing

The optical communications market we serve is highly concentrated. Therefore, we expect a significant percentage of our total revenues will continue to come from a small number of customers. During fiscal year 2016 and fiscal year 2015, we had one and two customers, respectively, that each contributed 10% or more of our total revenues. These customers together accounted for 20% and 30%, respectively, of our total revenues during such fiscal years.

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

Competitors in the market for optical manufacturing services include Benchmark Electronics, Inc., Celestica Inc., Sanmina-SCI Corporation, Jabil Circuit, Inc. and Venture Corporation Limited, as well as the internal manufacturing capabilities of our customers. Our customized optics and glass operations face competition from companies such as Browave Corporation, Fujian Castech Crystals, Inc., Photop Technologies, Inc. and Research Electro-Optic, Inc.

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

We regard our own manufacturing process technologies and customized optics and glass designs as proprietary intellectual property. We own any process engineering technology independently developed in-house by our technical staff. As part of our manufacturing services, to the extent we utilize our own manufacturing process technologies in the manufacture of our customers’ products, we grant our customers a royalty-free license to these process engineering technologies for the purpose of allowing our customers to make their products. Any process engineering or other improvements that we develop in connection with the improvement or optimization of a process for the manufacturing of a customer’s products are immediately assigned to that customer. To protect our proprietary rights, we rely largely upon a combination of trade secrets, non-disclosure agreements and internal security systems. Historically, patents have not played a significant role in the protection of our proprietary rights. Nevertheless, we currently have a relatively small number of solely-owned and jointly-held PRC patents in various customized optic technologies with expiration dates between 2022 and 2034. We believe that both our evolving business practices and industry trends may result in the continued growth of our patent portfolio and its importance to us, particularly as we expand our business.

Environmental Regulation

We are subject to a variety of international and U.S. laws and other legal requirements relating to the use, disposal, cleanup of and human exposure to hazardous materials. To date, such laws and regulations have not materially affected our business. We do not anticipate any material capital expenditures for environmental control facilities for the foreseeable future. While to date we are not aware of any material exposures, there can be no assurance that environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no problem is currently known.

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

Corporate Structure

Fabrinet was incorporated under the laws of the Cayman Islands in August 1999 and commenced business operations in January 2000. We have eleven direct and indirect subsidiaries, all of which are wholly-owned. As the parent company, we enter into contracts directly with our customers, and have entered into various inter-company agreements with some of our subsidiaries, while our subsidiaries, Casix, Inc. and FBN New Jersey Manufacturing, Inc., each enter into sales contracts or purchase orders directly with their customers. We have inter-company agreements with Fabrinet Co., Ltd., and FBN New Jersey Manufacturing, Inc., whereby each provides manufacturing services to us. We also have inter-company agreements with Fabrinet USA, Inc., and Fabrinet Pte., Ltd. to provide us certain administrative and business development services.

Employees

As of June 24, 2016, we employed approximately 9,330 full-time employees worldwide, including approximately 9,110 employees in manufacturing operations and 220 employees in business development and general and administrative functions. None of our employees are represented by a labor union. We have not experienced any work stoppages, slowdowns, or strikes. We consider our relations with our employees to be positive.

Available Information

Our website is located at www.fabrinet.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the “Investors” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). You may also access all of our public filings through the SEC’s website at www.sec.gov. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

Risks Related to Our Business

Our sales depend on and will continue to depend on a small number of customers. A reduction in orders from any of these customers, the loss of any of these customers or a customer exerting significant pricing and margin pressures on us could harm our business, financial condition and operating results.

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During fiscal year 2016 and fiscal year 2015, we had one and two customers, respectively, that each contributed 10% or more of our total revenues. These customers together accounted for 20% and 30% of our total revenues, respectively, during such fiscal years. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price.

Further, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may be exacerbated by Brexit, adverse conditions in the credit markets, and the continual uncertainty in the global economies. Certain of our customers have gone out of business, declared bankruptcy, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers.

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

Natural disasters (like the 2011 flooding in Thailand) epidemics, acts of terrorism and other political and economic developments could harm our business, financial condition, and operating results.

Natural disasters, such as the October to November 2011 flooding in Thailand, where most of our manufacturing operations are located, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products and for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the October to November 2011 flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand and cease production permanently at our Chokchai facility in Thailand, which adversely affected our ability to meet our customers’ demands during fiscal year 2012. In some countries in which we operate, including the PRC and Thailand, potential outbreaks of infectious diseases such as the H1N1 influenza virus, severe acute respiratory syndrome (“SARS”) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. In addition, increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers, and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.

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

Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.

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

We intend to continue diversifying across other markets within the optics industry, such as the semiconductor processing, biotechnology, metrology and material processing markets, to reduce our dependence on the optical communications market and to grow our business. Currently, the optical communications market contributes the significant majority of our revenues. There can be no assurance that our efforts to further expand and diversify into other markets within the optics industry will prove successful or that these markets will continue to grow as fast as we expect. In the event that the opportunities presented by these markets prove to be less than anticipated, if we are less successful than expected in diversifying into these markets, or if our margins in these markets prove to be less than expected, our growth may slow or stall, and we may incur costs that are not offset by revenues in these markets, all of which could harm our business, financial condition and operating results.

We face significant competition in our business. If we are unable to compete successfully against our current and future competitors, our business, financial condition and operating results could be harmed.

Our current and prospective customers tend to evaluate our capabilities against the merits of their internal manufacturing as well as the capabilities of other third-party manufacturers. We believe the internal manufacturing capabilities of current and prospective customers are our primary competition. This competition is particularly strong when our customers have excess manufacturing capacity, as was the case when the markets that we serve experienced a significant downturn in 2008 and 2009, that resulted in underutilized capacity. Should our existing and potential customers have excess manufacturing capacity at their facilities, it could adversely affect our business. In addition, as a result of the October to November 2011 flooding in Thailand, some of our customers began manufacturing products internally or using other third-party manufacturers that were not affected by the flooding. If our customers choose to manufacture products internally rather than to outsource production to us, or choose to outsource to a third-party manufacturer, our business, financial condition and operating results could be harmed.

Competitors in the market for optical manufacturing services include Benchmark Electronics, Inc., Celestica Inc., Sanmina-SCI Corporation, Jabil Circuit, Inc. and Venture Corporation Limited. Our customized optics and glass operations face competition from companies such as Browave Corporation, Fujian Castech Crystals, Inc., Photop Technologies, Inc., and Research Electro-Optic, Inc. Other existing contract manufacturing companies, original design manufacturers or outsourced semiconductor assembly and test companies could also enter our target markets. In addition, we may face more competitors as we attempt to penetrate new markets.

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

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to six months, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the RMB and the U.S. dollar. The expenses of our PRC subsidiary are denominated in RMB. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of June 24, 2016, the U.S. dollar had appreciated approximately 6.4% against the RMB since June 27, 2014. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any future appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill-to-location of customers outside of North America accounted for 46.2%, 52.1% and 51.8% of our total revenues for fiscal year 2016, fiscal year 2015 and fiscal year 2014, respectively. We expect that total revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

Further, the Thai government may raise the minimum wage standards for labor as in the past and could repeal certain promotional certificates that we have received or tax holidays for certain export and value added taxes that we enjoy, either preventing us from engaging in our current or anticipated activities or subjecting us to higher tax rates. A new regime could nationalize our business or otherwise seize our assets and any other future political instability could harm our business, financial condition and operating results.

We expect to continue to invest in our manufacturing operations in the PRC, which will continue to expose us to risks inherent in doing business in the PRC, any of which risks could harm our business, financial condition and operating results.

We anticipate that we will continue to invest in our customized optics manufacturing facilities located in Fuzhou, China. Because these operations are located in the PRC, they are subject to greater political, legal and economic risks than the geographies in which the facilities of many of our competitors and customers are located. In particular, the political and economic climate in the PRC (both at national and regional levels) is fluid and unpredictable. In March 2016, AON Political Risk assessed the PRC as a medium political risk. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to change further. Any changes to the political, legal or economic climate in the PRC could harm our business, financial condition and operating results.

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

Volatility and disruption in the capital and credit markets, depressed consumer confidence, and negative global economic conditions have affected levels of business and consumer spending. Concerns about the potential default of various national bonds and debt backed by individual countries as well as the politics impacting these, could negatively impact the U.S. and global economies and adversely affect our financial results. In particular, Brexit and recent economic uncertainty in Europe has led to reduced demand in some of our customers’ optical communications product portfolios. Brexit could also lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our financial results. If economic conditions in Europe do not recover or if they continue to deteriorate, our operating results could be harmed.

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

We may not be able to pursue many large customer orders or sustain our historical growth rates if we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products. If our customers do not believe that we have sufficient manufacturing capacity, they may: (1) outsource all of their production to another source that they believe can fulfill all of their production requirements; (2) look to a second source for the manufacture of additional quantities of the products that we currently manufacture for them; (3) manufacture the products themselves; or (4) otherwise decide against using our services for their new products.

In February 2015, we expanded our manufacturing capacity with the purchase of land and a building in Santa Clara, California. In December 2015, we completed the purchase of land in Chonburi, Thailand and began construction of a new manufacturing facility on such land, which we expect to complete in September 2016. Should there be a major delay in construction beyond our estimated completion date, we may not have the capacity to meet our anticipated production requirements. We may continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

Additionally, we are required to register with the FDA and other regulatory bodies and are subject to continual review and periodic inspection for compliance with various regulations, including testing, quality control, and documentation procedures. We hold the following additional certifications: ANSI ESD S20.20 for facilities and manufacturing process control, in compliance with ESD standard; Transported Asset Protection Association, or TAPA, for Logistic Security Management System; and CSR-DIW for Corporate Social Responsibility in Thailand. In the European Union, we are required to maintain certain ISO certifications in order to sell our precision optical, electro-mechanical, and electronic manufacturing services and we must undergo periodic inspections by regulatory bodies to obtain and maintain these certifications. If any regulatory inspection reveals that we are not in compliance with applicable standards, regulators may take action against us, including issuing a warning letter, imposing fines on us, requiring a recall of the products we manufactured for our customers, or closing our manufacturing facilities. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition, and operating results.

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

The sale and manufacturing of products in certain states and countries may subject us to environmental laws and regulations. In addition, rules adopted by the U.S. Securities and Exchange Commission (“SEC”) implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 impose diligence and disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in the products we manufacture for our customers. Compliance with these rules has resulted in additional cost and expense, including for due diligence to determine and verify the sources of any conflict minerals used in the products we manufacture, and may result in additional costs of remediation and other changes to processes or sources of supply as a consequence of such verification activities. These rules may also affect the sourcing and availability of minerals used in the products we manufacture, as there may be only a limited number of suppliers offering “conflict free” metals that can be used in the products we manufacture for our customers.

Although we do not anticipate any material adverse effects based on the nature of our operations and these laws and regulations, we will need to ensure that we, and in some cases, our suppliers, comply with applicable laws and regulations. If we fail to timely comply with such laws and regulations, our customers may cease doing business with us, which would have a material adverse effect on our business, results of operations and financial condition. In addition, if we were found to be in violation of these laws, we could be subject to governmental fines, liability to our customers and damage to our reputation, which would also have a material adverse effect on our business, results of operations and financial condition.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to continue to devote substantial time to various compliance initiatives.

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and results of operations. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we were able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of June 24, 2016, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

Given the nature and complexity of our business and the fact that some members of our management team are located in Thailand while others are located in the United States, control deficiencies may periodically occur. For example, following an internal investigation by the Audit Committee of our Board of Directors in September 2014 concerning various accounting cut-off issues, we identified certain significant deficiencies in our internal control over financial reporting, which have been remediated. While we have ongoing measures and procedures to prevent and remedy control deficiencies, if they occur there can be no assurance that we will be successful or that we will be able to prevent material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Moreover, if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses in future periods, the market price of our ordinary shares could decline and we could be subject to potential delisting by the NYSE and review by the NYSE, the SEC, or other regulatory authorities, which would require the expenditure by us of additional financial and management resources. As a result, our shareholders could lose confidence in our financial reporting, which would harm our business and the market price of our ordinary shares.

We are subject to the risk of increased income taxes, which could harm our business, financial condition and operating results.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC and the United States, any of which jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations. In addition, we benefit from reductions in corporate tax rates in Thailand for fiscal year 2013 onward.

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

We use professional investment management firms to manage our excess cash and cash equivalents. Our marketable securities as of June 24, 2016 are primarily investments in a fixed income portfolio, including corporate bonds and commercial paper, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in marketable securities with a maturity in excess of three years.

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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 24, 2016, we did not record any impairment charges associated with our investment portfolio of marketable securities, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

Based upon estimates of the value of our assets, which are based in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the taxable year 2016 or for the foreseeable future. However, despite our expectations, we cannot assure you that we will not be a PFIC for the taxable year 2016 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we are a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations and to burdensome reporting requirements.

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

None.

ITEM 2.	PROPERTIES.

Our principal registered office is located at c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman, KYI-9005, Cayman Islands. We have facilities located in Thailand, the PRC, the United States and the Cayman Islands that are used for manufacturing and/or general administration purposes. The following table presents the approximate square footage of our facilities as of June 24, 2016:

Location	Owned/Leased	Approximate Square Footage

Pinehurst Campus, Bangkok, Thailand	Owned (1)	974,000 square feet
Fuzhou, Fujian, PRC	Leased (2)	301,000 square feet
Santa Clara, California, United States	Owned	72,000 square feet
Mountain Lakes, New Jersey, United States	Leased (3)	28,000 square feet
Grand Cayman, Cayman Islands	Leased (4)	1,700 square feet

(1)	Certain buildings and the underlying land are encumbered by a mortgage that secures our debt obligations to TMB Bank Public Company Limited.
(2)	The lease periods for the buildings located at this facility expire on September 30, 2018, September 30, 2020 and March 31, 2021, respectively.
(3)	Leased until June 30, 2020.
(4)	Leased until January 31, 2018.

ITEM 3.	LEGAL PROCEEDINGS.

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

Fiscal Year 2016	High	Low
Fourth Quarter (March 26, 2016—June 24, 2016)	$39.05	$29.78
Third Quarter (December 26, 2015—March 25, 2016)	$30.91	$21.29
Second Quarter (September 26, 2015—December 25, 2015)	$24.53	$17.88
First Quarter (June 27, 2015—September 25, 2015)	$20.98	$17.71

Fiscal Year 2015	High	Low
Fourth Quarter (March 28, 2015—June 26, 2015)	$20.72	$17.86
Third Quarter (December 27, 2014—March 27, 2015)	$19.97	$15.68
Second Quarter (September 27, 2014—December 26, 2014)	$18.50	$14.09
First Quarter (June 28, 2014—September 26, 2014)	$21.17	$13.57

The equity compensation plan information required by this item, which includes a summary of the number of outstanding equity awards granted to employees and directors, as well as the number of securities remaining available for future issuance, under our equity compensation plans as of June 24, 2016, is incorporated by reference to our Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended June 24, 2016.

Holders of Record

As of August 5, 2016, there were approximately 8 shareholders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

The graph assumes that $100 was invested on June 24, 2011 in Fabrinet’s ordinary shares and on a month-end basis in each of the indices discussed above, including reinvestment of dividends. Historic stock performance is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below at June 24, 2016 and June 26, 2015, and for the fiscal years ended June 24, 2016, June 26, 2015 and June 27, 2014 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data at June 27, 2014, June 28, 2013 and June 29, 2012, and for the fiscal years ended June 28, 2013 and June 29, 2012 are derived from the audited consolidated financial statements not included in this Annual Report on Form 10-K. The results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Years Ended
(amount in thousands, except per share data)	June 24, 2016 (fiscal year 2016)	June 26, 2015 (fiscal year 2015)	June 27, 2014 (fiscal year 2014)	June 28, 2013 (fiscal year 2013)	June 29, 2012 (fiscal year 2012)
Selected Consolidated Statements of Operations Data:
Revenues	$976,747	$773,587	$677,854	$641,542	$564,732
Cost of revenues	(857,224)	(685,814)	(603,621)	(572,124)	(502,818)

Gross profit	119,523	87,773	74,233	69,418	61,914
Selling, general and administrative expenses	(49,753)	(39,460)	(27,664)	(23,787)	(23,466)
Income (expense) related to flooding	36	—	44,748	27,211	(97,286)
Expenses related to reduction in workforce	—	(1,153)	—	(2,052)	(1,978)

Operating income (loss)	69,806	47,160	91,317	70,790	(60,816)
Interest income	1,535	1,253	1,793	1,083	844
Interest expense	(1,569)	(616)	(713)	(1,010)	(427)
Foreign exchange (loss) gain, net	(1,916)	(19)	(24)	354	1,569
Other income (expense)	376	(152)	797	692	395

Income (loss) before income taxes	68,232	47,626	93,170	71,909	(58,435)
Income tax (expense) benefit	(6,335)	(3,984)	(1,439)	(2,940)	1,968

Net income (loss)	61,897	43,642	91,731	68,969	(56,467)
Other comprehensive income (loss)	635	(44)	—	—	—

Net comprehensive income (loss)	$62,532	$43,598	$91,731	$68,969	$(56,467)

Earnings (loss) per share:
Basic	$1.73	$1.23	$2.63	$2.00	$(1.64)
Diluted	$1.68	$1.21	$2.58	$1.98	$(1.64)
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	35,857	35,354	34,938	34,557	34,382
Diluted	36,872	35,984	35,589	34,846	34,382

	As of
(amount in thousands)	June 24, 2016	June 26, 2015	June 27, 2014	June 28, 2013	June 29, 2012
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$142,804	$112,978	$233,477	$149,716	$115,507
Marketable securities	$141,709	$142,866	$—	$—	$—
Working capital (1)	$205,592	$150,246	$130,885	$130,298	$145,476
Total assets	$856,450	$672,503	$564,557	$463,579	$461,362
Current and long-term debt	$61,000	$40,500	$16,500	$28,911	$38,579
Total liabilities	$302,031	$193,559	$137,721	$138,261	$210,653
Total shareholders’ equity	$554,419	$478,944	$426,836	$325,318	$250,709

(1)	Working capital is defined as trade accounts receivable plus inventory, less trade accounts payable.

	Years Ended
(amount in thousands)	June 24, 2016	June 26, 2015	June 27, 2014	June 28, 2013	June 29, 2012
Selected Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$47,088	$52,629	$66,550	$48,750	$2,251
Net cash (used in) provided by investing activities	$(39,603)	$(195,499)	$26,988	$(5,862)	$(37,378)
Net cash provided by (used in) financing activities	$22,862	$22,537	$(8,171)	$(9,128)	$23,202
Net increase (decrease) in cash and cash equivalents	$30,347	$(120,333)	$85,367	$33,760	$(11,925)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•

our expectation that the portion of our future revenues attributable to customers in regions outside of North America will continue to decrease compared with the portion of those revenues for fiscal year 2016;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•

our expectation that our fiscal year 2017 selling, general and administrative (“SG&A”) expenses will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal year 2016;

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

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, in particular, the risks discussed under the heading “Risk Factors” in Item 1A, as well as those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these statements. “We”, “us” and “our” refer to Fabrinet and its subsidiaries as a group.

Overview

We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products such as optical communication components, modules and sub-systems, industrial lasers, medical devices, and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and test. Although we focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix”, we also have the capability to accommodate high-volume production. Based on our experience, and the positive feedback we have received from our customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers and automotive markets.

Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities such as optical communications, industrial lasers, automotive, and sensors. The products that we manufacture for our OEM customers include selective switching products; tunable lasers, transceivers and transponders; active optical cables; solid state, diode, gas and fiber lasers; and sensors. In many cases, we are the sole outsourced manufacturing partner used by our customers for the products that we produce for them.

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

Flooding

During the week of August 10, 2015, our subsidiary in China temporarily suspended production in its manufacturing facility due to flooding caused by Typhoon Soudelor and resumed operations on August 15, 2015. During the year ended June 24, 2016, we recognized income related to flooding of $0.04 million, which consisted of a $0.90 million final payment from an insurer against our claim for flood damage, offset by expenses in relation to flood of $0.86 million, which mainly consisted of $0.6 million of repaired cost of equipment and $0.2 million of inventory losses.

During the year ended June 27, 2014, we recognized income related to severe flooding in Thailand during fiscal year 2012 of $44.7 million, which consisted of a $45.2 million final payment from our insurers against our claims for owned and consigned equipment and inventory, offset by $0.5 million of other expenses from write-offs of advance payments to a customer due to flood-related losses.

Revenues

Our total revenues increased by $203.2 million, or 26.3%, to $976.7 million for fiscal year 2016, compared with $773.6 million for fiscal year 2015. This increase was primarily due to (1) an increase in our customers’ demand for both optical and non-optical communications manufacturing services during fiscal year 2016 and (2) our inability to recognize $16.5 million of consignment revenues during fiscal year 2015 because of certain consignment revenue recognition issues previously disclosed that resulted in lower revenue in fiscal year 2015. We refer to finished goods held in our warehouse on behalf of our customers as consignment goods or consignment inventory, and when the finished goods are sold, we refer to the related revenue as consignment revenue.

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

Revenues, by percentage, from individual customers representing 10% or more of our total revenues in the respective periods were as follows:

	Years Ended
	June 24, 2016		June 26, 2015	June 27, 2014
Lumentum Operations LLC	20%		20%	24%
Oclaro, Inc.	*	(1)	10%	22%

(1)	Less than 10% of total revenue.

During fiscal year 2016, we had one customer that contributed 10% or more of our total revenues and such customer accounted for 20% of our total revenues during the period. During fiscal year 2015 and fiscal year 2014, we had two customers that each contributed 10% or more of our total revenues, and such customers together accounted for 30% and 46%, respectively, of our total revenues during the respective periods.

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

Revenues by Geography

We generate revenues from three geographic regions: North America, Asia-Pacific, and Europe. Revenues are attributed to a particular geographic area based on the bill-to-location of our customers, notwithstanding that our customers may ultimately ship their products to end customers in a different geographic region. Our revenues are mostly derived from our manufacturing facilities in Asia-Pacific.

The percentage of our revenues generated from a bill-to-location outside of North America, consisting of Asia-Pacific and Europe, decreased from 52.1% in fiscal year 2015 to 46.2% in fiscal year 2016, primarily because of a decrease in sales volumes of our customers in those regions. We expect that the portion of our future revenues attributable to customers in regions outside of North America will decrease as compared with fiscal year 2016.

The following table presents percentages of total revenues by geographic regions:

	Years Ended
	June 24, 2016	June 26, 2015	June 27, 2014
North America	53.8%	47.9%	48.2%
Asia-Pacific	35.9	40.1	34.0
Europe	10.3	12.0	17.8

	100.0%	100.0%	100.0%

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

Cost of Revenues

The key components of our cost of revenues are material costs, employee costs and infrastructure-related costs. Material costs generally represent the majority of our cost of revenues. Several of the materials we require to manufacture products for our customers are customized for their products and often sourced from a single supplier or in some cases, our own subsidiaries. Shortages from sole-source suppliers due to yield loss, quality concerns and capacity constraints, among other factors, may increase our expenses and negatively impact our gross profit margin or total revenues in a given quarter. Material costs include scrap material. Historically, scrap rate diminishes during a product’s life cycle due to process, fixturing and test improvement and optimization.

A second significant element of cost of revenues is employee costs, including indirect employee costs related to design, configuration and optimization of manufacturing processes for our customers, quality testing, materials testing and other engineering services; and direct costs related to our manufacturing employees. Direct employee costs include employee salaries, insurance and benefits, merit-based bonuses, recruitment, training and retention. Historically, our employee costs have increased primarily due to increases in the number of employees necessary to support our growth and, to a lesser extent, costs for recruitment, training and retention of employees. Our cost of revenues are significantly impacted by salary levels in Thailand and the PRC, the fluctuation of the Thai baht and Chinese renminbi (“RMB”) against our functional currency, the U.S. dollar, and our ability to retain our employees. We expect our employee costs to increase as wages continue to increase in Thailand and the PRC. Wage increases may impact our ability to sustain our competitive advantage and may reduce our profit margin. We seek to mitigate these cost increases through improvements in employee productivity, employee retention and asset utilization.

Our infrastructure costs are comprised of depreciation, utilities, facilities management and overhead costs. Most of our facility leases are long-term agreements. Our depreciation costs include buildings and fixed assets, primarily at our Pinehurst Campus in Thailand, and capital equipment located at each of our manufacturing locations.

During fiscal year 2016, fiscal year 2015 and fiscal year 2014, discretionary merit-based bonus awards were provided to our non-executive employees. Charges included in cost of revenues for bonus distributions to such employees were $2.8 million, $2.4 million and $1.9 million for fiscal year 2016, fiscal year 2015 and fiscal year 2014, respectively.

Share-based compensation expense included in cost of revenues was $2.0 million, $1.5 million and $1.2 million for fiscal year 2016, fiscal year 2015 and fiscal year 2014, respectively.

We expect to incur incremental costs of revenue as a result of our planned expansion into new geographic markets, though we are not able to determine the amount of these incremental expenses.

Selling, General and Administrative Expenses

Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2017, we expect our SG&A expenses will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal year 2016.

The compensation committee of our board of directors approved a fiscal year 2016 executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP earnings per share targets for our fiscal year ended June 24, 2016, as well as qualitative objectives, based on achieving individual performance goals. Bonuses under our fiscal year 2016 executive incentive plan are payable at the end of fiscal year 2016. In fiscal year 2015, the compensation committee approved a fiscal year 2015 executive incentive plan with quantitative objectives, based on achieving certain revenue and gross margin percentage targets for our fiscal year ended June 26, 2015, as well as qualitative objectives, based on achieving individual performance goals. In the three months ended September 25, 2015, the compensation committee awarded bonuses to our executive employees for Company and individual achievements of performance under our fiscal year 2015 executive incentive plan. Discretionary merit-based bonus awards were also available to our non-executive employees and were payable as of June 24, 2016.

Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $4.7 million, $3.6 million and $3.1 million for fiscal year 2016, fiscal year 2015 and fiscal year 2014, respectively.

Share-based compensation expense included in SG&A expenses was $7.9 million, $6.6 million and $4.4 million for fiscal year 2016, fiscal year 2015 and fiscal year 2014, respectively.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (“the Bank”) in May 2011 for the construction of a building at our Pinehurst Campus in Thailand. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. As of March 30, 2012, we had drawn down the entire $30.0 million available under the term loan facility. Borrowings and interest under the term loan have been scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of June 24, 2016 and June 26, 2015, we had outstanding borrowings under the term loan facility of $4.5 million and $10.5 million, respectively. Under the terms of the cross currency swap arrangement amounts drawn in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month London Interbank Offered Rate (“LIBOR”) plus 2.8% per annum.

In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative instruments. We may enter into exchange currency forward or put option contracts to manage foreign currency exposures associated with certain assets and liabilities and other forecasted foreign currency transactions and may designate these instruments as hedging instruments. These forward and put option contracts generally have maturities of up to six months. Foreign currency exchange contracts are recognized in the consolidated balance sheets as other current assets or accrued expenses at fair value. Gain or loss on our forward and put option contracts generally offset the assets, liabilities and transactions economically hedged.

We had foreign currency assets and liabilities in Thai baht and RMB as follows:

	As of June 24, 2016			As of June 26, 2015
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	834,536	$23,594	91.3	377,785	$11,596	51.3
RMB	14,835	2,255	8.7	67,455	11,029	48.7

Total		$25,849	100.0		$22,625	100.0

Liabilities
Thai baht	1,517,782	$42,912	92.0	860,425	$26,410	88.8
RMB	24,654	3,748	8.0	20,461	3,347	11.2

Total		$46,660	100.0		$29,757	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 24, 2016 and June 26, 2015, there were $84.5 million in forward contracts and $41.0 million in put option contracts outstanding on the Thai baht payables, respectively.

The RMB assets represent cash and cash equivalents, accounts receivable, and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of June 24, 2016 and June 26, 2015, we did not have any outstanding selling RMB to U.S. dollar forward contracts.

For fiscal year 2016 and fiscal year 2015, we recorded unrealized loss of $1.8 million and $0.4 million, respectively, related to derivatives that are not designated as hedging instruments in our consolidated statements of operations and comprehensive income.

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

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. In December 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result of the announcement, corporate income tax rates for our Thai subsidiary were reduced from 23% in fiscal year 2013 to 20% in fiscal years 2014 through 2016. Additionally, in March 2016, the Thailand Revenue Department announced a permanent decrease of corporate income tax rates to 20% for tax periods beginning on or after January 1, 2016. As a result, corporate income tax rates for our Thai subsidiary remain at 20% from fiscal year 2017 onwards.

Our subsidiary in China had been granted a tax privilege to reduce its corporate income tax rate from 25% to 15% but the privilege expired on December 31, 2013. As a result, the corporate income tax rates for our subsidiary in China have been 25% since January 1, 2014.

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

In addition to the aforementioned general policies, certain customers may request us to store finished products purchased by them at the Company’s warehouse. In these instances, we receive a written request from the customer asking us to hold the inventory at our warehouse and the ordered goods are segregated in our warehouse from other inventory and cannot be used to fulfil other customer orders. In these situations, revenue is only recognized when persuasive evidence of the sales arrangement exists, the goods are completed and ready for shipment, pricing is fixed or determinable, collection is reasonable assured, and title and risk of loss have passed to the customer.

Income Related to Flooding

We estimated flood-related losses based on the net book value of the assets written-off as a result of the flooding. Flood-related losses to consigned equipment and inventory were estimated based on discussions with our customers regarding their assessments of the damage to, and valuation of, the consigned assets that were under our care, custody and control.

In fiscal year 2016, we recognized income related to flooding of $0.04 million, which consisted of a $0.90 million final payment from an insurer against our claim for flood damage at our subsidiary in China, offset by expenses in relation to flooding of $0.86 million, which mainly consisted of $0.6 million of repaired cost of equipment and $0.2 million of inventory losses.

In fiscal year 2014, we recognized income related to flooding of $44.7 million, which consisted of a $45.2 million final payment from our insurers against our claims for owned and consigned equipment and inventory, offset by $0.5 million of other expenses from write-offs of advance payments to a customer due to flood-related losses in Thailand.

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

Allowance for Doubtful Accounts

We perform ongoing credit evaluations of our customers’ financial condition and make provisions for doubtful accounts based on the outcomes of these credit evaluations. We evaluate the collectability of our accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections, and the age of past due receivables. Unanticipated changes in the liquidity or financial position of our customers may require additional provisions for doubtful accounts. Under our specific identification method, it is not practical to assess the sensitivity of our estimates.

Inventory Valuation

Our inventory is stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments, and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or the financial positions of our customers or changes in economic conditions may require additional provisions for inventory due to our customers’ inability to fulfill their contractual obligations. During fiscal year 2016 and fiscal year 2015, a change of 10% for excess and obsolete materials, based on product demand and production requirements from our customers, would have affected our net income by approximately $0.2 million and $0.3 million, respectively.

Deferred Income Taxes

Our deferred income tax assets represent temporary differences between the carrying amount and the tax basis of existing assets and liabilities that will result in deductible and payable amounts in future years, including net operating loss carryforwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize these deferred income tax assets. Our judgments regarding future profitability may change owing to future market conditions, changes in U.S. or international tax laws, or other factors. If these estimates and related assumptions change in the future, we may be required to increase or decrease our valuation allowance against the deferred tax assets, resulting in additional or lesser income tax expense. As of June 24, 2016 and June 26, 2015, we have determined that it is more likely than not that deferred tax asset attributable to a subsidiary in the United States will not be realized, primarily due to uncertainties related to the subsidiary’s ability to utilize its operating loss carryforward before they expire. As of June 24, 2016 and June 26, 2015, we assessed all of our deferred tax assets as more likely than not to be realizable and, accordingly, recognized a valuation allowance for deferred tax asset of $4.9 million and $1.0 million, respectively.

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

Share-Based Compensation

Awards granted, including share options and restricted share units, are accounted for by recognizing the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards, in the consolidated financial statements over the requisite service period.

In determining the fair value of share option awards, we are required to make estimates of expected dividends to be issued, expected volatility of our shares, expected forfeitures of the awards, risk free interest rates for the expected terms of the awards and expected terms of the awards.

For accounting purposes only, the fair value of each option grant is estimated using the Black-Scholes-Merton option pricing model, which takes into account the following factors: (1) the exercise price of the options; (2) the fair value of the underlying ordinary shares; (3) the expected life of the options; (4) the expected volatility of the underlying ordinary shares; (5) the risk-free interest rate during the expected life of the options; and (6) the expected dividend yield of the underlying ordinary shares. However, these fair values are inherently uncertain and highly subjective.

The exercise price of the options is stated in the option agreements. The expected life of the options involves estimates of the anticipated timing of the exercise of the vested options. The expected volatility is based on the historical volatility of our share price. We have applied the U.S. Treasury Bill interest rate with a maturity date similar to the expected life of our options as the risk-free interest rate and assumed a dividend yield for periods when we paid dividends.

The fair value of restricted share units is based on the market value of our ordinary shares on the date of grant.

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

	Years Ended
	June 24, 2016	June 26, 2015	June 27, 2014
Revenues	$976,747	$773,587	$677,854
Cost of revenues	(857,224)	(685,814)	(603,621)

Gross profit	119,523	87,773	74,233
Selling, general and administrative expenses	(49,753)	(39,460)	(27,664)
Income related to flooding	36	—	44,748
Expenses related to reduction in workforce	—	(1,153)	—

Operating income	69,806	47,160	91,317
Interest income	1,535	1,253	1,793
Interest expense	(1,569)	(616)	(713)
Foreign exchange loss, net	(1,916)	(19)	(24)
Other income (expense)	376	(152)	797

Income before income taxes	68,232	47,626	93,170
Income tax expense	(6,335)	(3,984)	(1,439)

Net income	61,897	43,642	91,731
Other comprehensive income (loss)	635	(44)	—

Net comprehensive income	$62,532	$43,598	$91,731

The following table sets forth a summary of our consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Years Ended
	June 24, 2016	June 26, 2015	June 27, 2014
Revenues	100.0%	100.0%	100.0%
Cost of revenues	(87.8)	(88.6)	(89.1)

Gross profit	12.2	11.4	10.9
Selling, general and administrative expenses	(5.1)	(5.1)	(4.1)
Income related to flooding	(0.0)	—	6.6
Expenses related to reduction in workforce	—	(0.2)	—

Operating income	7.1	6.1	13.4
Interest income	0.2	0.2	0.3
Interest expense	(0.1)	(0.1)	(0.1)
Foreign exchange loss, net	(0.2)	(0.0)	(0.0)
Other income (expense)	0.0	(0.0)	0.1

Income before income taxes	7.0	6.2	13.7
Income tax expense	(0.7)	(0.5)	(0.2)

Net income	6.3	5.6	13.5
Other comprehensive income (loss)	0.1	(0.0)	—

Net comprehensive income	6.4%	5.6%	13.5%

The following table sets forth our revenues by end market for the periods indicated. As necessary, comparative figures have been adjusted to conform with changes in presentation in the current year.

	Years Ended
(amount in thousands)	June 24, 2016	June 26, 2015	June 27, 2014
Optical communications	$727,580	$553,245	$484,071
Lasers, sensors, and other	249,167	220,342	193,783

Total	$976,747	$773,587	$677,854

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Fiscal Year 2016 with Fiscal Year 2015

Total revenues. Our total revenues increased by $203.2 million, or 26.3%, to $976.7 million for fiscal year 2016, compared with $773.6 million for fiscal year 2015. This increase was primarily due to (1) an increase in customers’ demand for both optical and non-optical communication manufacturing services for fiscal year 2016 and (2) our inability to recognize $16.5 million of consignment revenue during fiscal year 2015 because of certain consignment revenue recognition issues previously disclosed that resulted in lower revenue in fiscal year 2015. Revenues from optical communications products represented 74.5% of our total revenues for fiscal year 2016, compared with 71.5% for fiscal year 2015.

Cost of revenues. Our cost of revenues increased by $171.4 million, or 25.0%, to $857.2 million, or 87.8% of total revenues, for fiscal year 2016, compared with $685.8 million, or 88.6% of total revenues, for fiscal year 2015. The increase in cost of revenues on an absolute dollar basis was primarily due to an increase in sales volume, which was partially offset by a more favorable product mix. Cost of revenues also included non-cash share-based compensation expense of $2.0 million for fiscal year 2016, compared with $1.5 million for fiscal year 2015.

Gross profit. Our gross profit increased by $31.8 million, or 36.2%, to $119.5 million, or 12.2% of total revenues, for fiscal year 2016, compared with $87.8 million, or 11.4% of total revenues, for fiscal year 2015. The increase in gross profit margin during fiscal year 2016, compared with fiscal year 2015, was primarily related to an increase in sales volume and more favorable product mix during fiscal year 2016.

SG&A expenses. Our SG&A expenses increased by $10.3 million, or 26.1%, to $49.8 million, or 5.1% of total revenues, for fiscal year 2016, compared with $39.5 million, or 5.1% of total revenues, for fiscal year 2015. Our SG&A expenses increased in absolute dollars during fiscal year 2016, compared with fiscal year 2015, mainly due to (1) an increase of $4.6 million in expenses relating to our new manufacturing facility in the United States which commenced operations during the third quarter of fiscal year 2015; (2) the recognition of $1.4 million in severance and related benefit costs to executives who left the Company during fiscal year 2016; (3) an increase of $1.3 million in sales and marketing expenses; and (4) an increase of $1.0 million in executive and management bonuses, salaries, and other benefits.

Other income related to flooding. In fiscal year 2016, we recognized other income related to flooding of $0.04 million, which consisted of a $0.90 million final payment from an insurer against our claim for flood damage, offset by expenses in relation to flood of $0.86 million, which mainly consisted of $0.6 million of repaired cost of equipment and $0.2 million of inventory losses.

Expenses related to reduction in workforce. During fiscal year 2015, we implemented a reduction in workforce and incurred expenses of approximately $1.2 million, which represented severance and benefits costs associated with the termination of approximately 100 employees in accordance with contractual obligations and local regulations.

Operating income. Our operating income increase by $22.6 million to $69.8 million, or 7.1% of total revenues, for fiscal year 2016, compared with $47.2 million, or 6.1% of total revenues, for fiscal year 2015.

Interest income. Our interest income increased by $0.3 million to $1.5 million for fiscal year 2016, compared with $1.3 million for fiscal year 2015. This increase mainly was due to increases in the amount on which interest is earned as well as an increase in interest rates.

Interest expense. Our interest expense increased by $1.0 million to $1.6 million for fiscal year 2016, compared with $0.6 million for fiscal year 2015. This increase was due to increases in average loan balances resulting from drawdown of revolving loans during the year.

Income before income taxes. We recorded income before income taxes of $68.2 million for fiscal year 2016, compared with $47.6 million for fiscal year 2015.

Income tax expense. Our provision for income tax reflects an effective tax rate of 6.7% for fiscal year 2016, compared with an effective tax rate of 6.3% for fiscal year 2015. The increase was primarily due to the fact that we had higher taxable income during fiscal year 2016 as compared with fiscal year 2015.

Net income. We recorded net income of $61.9 million, or 6.3% of total revenues, for fiscal year 2016, compared with net income of $43.6 million, or 5.6% of total revenues, for fiscal year 2015.

Other comprehensive income (loss). We recorded other comprehensive income of $0.6 million, or 0.1% of total revenue, for fiscal year 2016, compared with other comprehensive loss of $0.04 million, or 0.01% of total revenue, for fiscal year 2015.

Comparison of Fiscal Year 2015 with Fiscal Year 2014

Total revenues. Our total revenues increased by $95.7 million, or 14.1%, to $773.6 million for fiscal year 2015, compared with $677.9 million for fiscal year 2014. This increase was due to an increase in customers’

demand for both optical and non-optical communication manufacturing services during fiscal year 2015, offset by $16.5 million of consignment revenues that we were unable to recognize in fiscal year 2015. Revenues from optical communications products represented 71.5% of our total revenues for fiscal year 2015, compared with 71.4% for fiscal year 2014.

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

SG&A expenses. Our SG&A expenses increased by $11.8 million, or 42.6%, to $39.5 million, or 5.1% of total revenues, for fiscal year 2015, compared with $27.7 million, or 4.1% of total revenues, for fiscal year 2014. Our SG&A expenses increased both in absolute dollars and as a percentage of revenue during fiscal year 2015, compared with fiscal year 2014, mainly due to (1) an increase of $2.8 million in costs related to an internal investigation by our Audit Committee; (2) an increase of $1.3 million in accrued executive salaries and other benefits; (3) an increase of $2.2 million in share-based compensation expense; (4) an increase of $2.9 million in pre-operating expenses of our subsidiary’s new facility in the United States; (5) an increase of $0.7 million in post-retirement benefits in fiscal year 2015 due to an increase in the number of employees; and (6) an increase of $0.9 million in expenses related to business development.

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

Interest expense. Our interest expense decreased by $0.1 million to $0.6 million for fiscal year 2015, compared with $0.7 million for fiscal year 2014. This decrease was due to decreases in our average long-term loan balances resulting from principal repayments during fiscal year 2014.

Income before income taxes. We recorded income before income taxes of $47.6 million for fiscal year 2015, compared with $93.2 million for fiscal year 2014.

Income tax expense. Our provision for income tax reflects an effective tax rate of 8.3% for fiscal year 2015, compared with an effective tax rate of 1.5% for fiscal year 2014. The increase was primarily due to the fact that the income tax rate of our subsidiary in China increased from 15% to 25% commencing the quarter ended March 28, 2014 due to the expiration of a tax privilege, as well as the reversal of liability for uncertain tax positions, including accrued interest of $1.5 million during fiscal year 2014 and the fact that we had higher taxable income during fiscal year 2015, as compared with fiscal year 2014 due to the income related to flooding of $44.7 million that was not subjected to income tax.

Net income. We recorded net income of $43.6 million, or 5.6% of total revenues, for fiscal year 2015, compared with net income of $91.7 million, or 13.5% of total revenues, for fiscal year 2014.

Other comprehensive loss. We recorded other comprehensive loss related to accumulated net unrealized loss on available-for-sale investments of $0.04 million for fiscal year 2015.

Liquidity and Capital Resources

We primarily finance our operations through cash flow from operations activities. As of June 24, 2016 and June 26, 2015, we had cash, cash equivalents, and marketable securities of $284.5 million and $255.8 million, respectively, and outstanding debt of $61.0 million and $40.5 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits and liquid investments with maturities of three months or less, are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents for fiscal year 2016, fiscal year 2015 and fiscal year 2014 was 0.7%, 0.7% and 1.0%, respectively.

Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A1, P-1, F1 or better. No security may have an effective maturity that exceeds three years. Our investments in fixed income securities are primarily classified as available-for-sale securities and are recorded at fair value in the consolidated balance sheets. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on these securities are recorded as other comprehensive income (loss) and are reported as a separate component of shareholders’ equity.

During fiscal year 2016, we borrowed a term loan of $50.0 million and repaid a revolving loan of $37.5 million under our Facility Agreement. As a result, as of June 24, 2016, we had a long-term borrowing of $50.0 million and short-term borrowing of $6.5 million under our Facility Agreement. To better manage our cash on hand, we also held investments in short-term marketable securities of $ 141.7 million as of June 24, 2016.

We believe that our current cash, cash equivalents, marketable securities, cash flow from operations, and funds available through our credit facility will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Item 1A of this Annual Report on Form 10-K.

In December 2015, we began construction of a new manufacturing facility at our Chonburi Campus, which we expect to complete in September 2016. We believe that our current manufacturing capacity, including our new facility in the United States, is sufficient to meet anticipated production requirements for at least the next few quarters. Should there be a major delay in construction beyond our estimated completion date, we may not have the capacity to meet our anticipated production requirements. We maintain a long-term credit facility associated with construction of production facilities at our Pinehurst Campus in Thailand that will come due within the next nine months. We also have a sufficient credit facility in place to fund the remaining amount needed to construct a new manufacturing facility at our Chonburi Campus. We anticipate that our internally generated working capital, together with our cash and cash equivalents will be adequate to repay this obligation.

The following table presents our cash flows for the periods indicated:

	Years Ended
(amount in thousands)	June 24, 2016	June 26, 2015	June 27, 2014
Net cash provided by operating activities	$47,088	$52,629	$66,550
Net cash (used in) provided by investing activities	$(39,603)	$(195,499)	$26,988
Net cash provided by (used in) financing activities	$22,862	$22,537	$(8,171)
Net increase (decrease) in cash and cash equivalents	$30,347	$(120,333)	$85,367
Cash and cash equivalents, beginning of period	$112,978	$233,477	$149,716
Cash and cash equivalents, end of period	$142,804	$112,978	$233,477

Operating Activities

Net cash provided by operating activities decreased by $5.5 million, or 10.5%, to $47.1 million for fiscal year 2016, compared with net cash provided by operating activities of $52.6 million for fiscal year 2015. This decrease was due to a number of factors, including an increase in net income of $18.3 million, a decrease of $35.8 million in cash payment to vendors, offset by a decrease of $27.2 million in cash collection from customers and a decrease of $44.2 million in inventory as a result of higher customer demand during fiscal year 2016; as well as a decrease of $9.1 million in other current and non-current liabilities mainly from payable related to the new manufacturing facility in Thailand.

Net cash provided by operating activities decreased by $13.9 million, or 20.9%, to $52.6 million for fiscal year 2015, compared with net cash provided by operating activities of $66.6 million for fiscal year 2014. This decrease was primarily due to a decrease of $51.2 million in cash collection from customers, offset by a decrease of $2.8 million in cash payment to vendors and a decrease of $29.6 million in inventory during fiscal year 2015.

Investing Activities

Net cash used in investing activities decreased by $155.9 million, or 79.7%, to $39.6 million for fiscal year 2016, compared with net cash used in investing activities of $195.5 million for fiscal year 2015. The decrease was primarily due to a net increase in available-for-sales securities of $144.6 million during fiscal year 2016.

Net cash used in investing activities increased by $222.5 million, or 824.4%, to $195.5 million for fiscal year 2015, compared with net cash provided by investing activities of $27.0 million for fiscal year 2014. The increase in net cash used in investing activities was primarily due to an increase of $144.0 million in short-term investment in marketable securities, an increase of $40.6 million in the purchase of property, plant, and equipment to support our new facility in the United States, and a decrease of $37.8 million in proceeds against claims related to flood damage to consigned and owned equipment.

Financing Activities

Net cash provided by financing activities increased by $0.3 million, or 1.4%, to $22.9 million for fiscal year 2016, compared with net cash provided by financing activities of $22.5 million for fiscal year 2015. This increase was primarily due to an increase of $38.0 million from the proceeds of bank loans and an increase of $4.6 million in proceeds from the issuance of ordinary shares under our employee share option plans, offset by an increase of $41.5 million from the repayments of loans.

Net cash provided by financing activities increased by $30.7 million, or 375.8%, to $22.5 million for fiscal year 2015, compared with net cash used in financing activities of $8.2 million for fiscal year 2014. This increase was primarily due to an increase in proceeds from a revolving loan of $30.0 million to purchase land and a building for a new facility in the United States and a decrease in the repayment of a long-term bank loan of $6.0 million, offset by the payment of debt issuance costs of $1.9 million and a decrease in proceeds from the issuance of ordinary shares under employee share option plans of $3.7 million.

Contractual Obligations

The following table sets forth certain of our contractual obligations as of June 24, 2016:

	Payments Due by Period
(amount in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$54,500	$18,100	$36,400	$—	$—
Interest expense obligation (1)	2,167	1,103	1,064	—	—
Operating lease obligations	3,963	1,347	1,993	623	—
Severance liabilities (2)	6,684	187	706	877	4,914
Provision for uncertain income tax position	1,790	—	524	1,266	—

Total	$69,104	$20,737	$40,687	$2,766	$4,914

(1)

Interest expense obligation reflects the interest rate on long-term debt obligation as of June 24, 2016. The interest rates ranged between 2.2% and 3.5%. For further discussion of long-term and short-term debt obligations, see Note 11 of our audited consolidated financial statements.

(2)	Severance liabilities as of June 24, 2016 are determined based on management assumptions, see Note 12 of our audited consolidated financial statements.

As of June 24, 2016, our long-term debt obligations consisted of approximately $4.5 million outstanding under a loan agreement. The loan is secured by certain property, plant and equipment and prescribes maximum ratios of debt to equity and minimum levels of debt service coverage ratios (i.e., earnings before interest expenses and depreciation and amortization plus cash on hand minus short-term debts divided by current portion of long-term debts plus interest expenses). These financial ratio covenants could restrict our ability to incur additional indebtedness and limit our ability to use our cash. Our long-term debt obligation also includes customary events of default.

As of June 24, 2016, we were in compliance with our long-term loan agreements. Nonetheless, in the event of a default on these loans or a breach of a financial ratio covenant, the lenders may immediately cancel the loan agreements, deem the full amount of the outstanding indebtedness immediately due and payable; charge us interest on a monthly basis on the full amount of the outstanding indebtedness and, if we cannot repay all of our outstanding obligations, sell the assets pledged as collateral for the loans in order to fulfill our obligations to the lenders. We may also be held responsible for any damages and related expenses incurred by the lender as a result of any default.

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

As of June 24, 2016, we had $50.0 million of long-term borrowing and $6.5 million of revolving borrowing outstanding under the Facility Agreement; as a result, there were available credit facilities of $143.5 million.

As of June 24, 2016, we also had certain operating lease arrangements in which the lease payments are calculated using the straight-line method. Our rental expenses under these leases were $1.2 million, $1.1 million and $0.8 million for fiscal year 2016, fiscal year 2015 and fiscal year 2014, respectively.

Capital Expenditures

The following table sets forth our capital expenditures, which include amounts for which payments have been accrued, for the periods indicated.

	Years Ended
(amount in thousands)	June 24, 2016	June 26, 2015	June 27, 2014
Capital expenditures	$55,166	$56,130	$10,604

Our capital expenditures for fiscal year 2016 and fiscal year 2015 principally related to investment in our new facilities in Thailand and the United States. During fiscal year 2016, we purchased a parcel of land and began construction of new manufacturing facility at our Chonburi campus. During fiscal year 2015, we purchased a building and associated land in Santa Clara, California. Our capital expenditures for fiscal year 2014 principally related to investment in equipment for our manufacturing facilities. During fiscal year 2017, we expect to purchase additional equipment for our new manufacturing facilities in the United States and Thailand.

Off-Balance Sheet Commitments and Arrangements

As of June 24, 2016, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We had cash, cash equivalents, and marketable securities totaling $284.5 million, $255.8 million and $233.5 million, as of June 24, 2016, June 26, 2015 and June 27, 2014, respectively. Our exposure to interest rate risk primarily relates to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash and cash equivalents are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during fiscal year 2016, fiscal year 2015 and fiscal year 2014, our interest income would have decreased by approximately $0.1 million, $0.1 million and $0.2 million, respectively, assuming consistent investment levels.

Interest rate risk also refers to our exposure to movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on LIBOR, plus an additional margin, depending on the lending institution. If the Singapore Interbank Offered Rate and the LIBOR had increased by 100 basis points during fiscal year 2016, fiscal year 2015 and fiscal year 2014, our interest expense would have increased by approximately $0.1 million, $0.1 million and $0.2 million, respectively, assuming consistent borrowing levels.

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity.

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

Foreign Currency Risk

As a result of our foreign operations, we have significant expenses, assets and liabilities that are denominated in foreign currencies. Substantially all of our employees and most of our facilities are located in Thailand and the PRC. Therefore, a substantial portion of our payroll as well as certain other operating expenses are paid in Thai baht and RMB. The significant majority of our revenues are denominated in U.S. dollars because our customer contracts generally provide that our customers will pay us in U.S. dollars.

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

In addition, we are exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of a building at our Pinehurst Campus in Thailand. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. During fiscal year 2012, we had drawn down the entire $30.0 million available under the term loan facility. Borrowings and interest under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. Under the terms of the cross currency interest rate swap arrangement, all amounts drawn in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of 3-month LIBOR plus 2.8% per annum.

We attempt to hedge against these exchange rate risks by entering into derivative instruments that typically have maturities of up to six months, leaving us exposed to longer term changes in exchange rates. During the year ended June 24, 2016, we hedged forecasted foreign currency transactions with certain forward contracts, designated as cash flow hedges. We recognized foreign exchange loss of $1.6 million, $0.02 million and $0.02 million in the consolidated statements of operations and comprehensive income during fiscal year 2016, fiscal year 2015 and fiscal year 2014, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $2.3 million and $0.8 million as of June 24, 2016 and June 26, 2015, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of June 24, 2016 and June 26, 2015, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. As of June 24, 2016 and June 26, 2015, our marketable securities were held in various financial institutions with a maturity limit not to exceed three years, and all securities were rated A1, P-1, F1, or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Fabrinet

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fabrinet

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Fabrinet and its subsidiaries (the “Company”) at June 24, 2016 and June 26, 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 24, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 24, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers ABAS Ltd.

PricewaterhouseCoopers ABAS Ltd.

Bangkok, Thailand

August 17, 2016

FABRINET

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	As of June 24, 2016	As of June 26, 2015

Assets
Current assets
Cash and cash equivalents	$142,804	$112,978
Marketable securities	141,709	142,866
Trade accounts receivable, net	196,145	134,952
Inventory, net	181,499	130,613
Deferred tax assets	1,358	1,662
Prepaid expenses	3,114	2,135
Other current assets	6,662	1,833

Total current assets	673,291	527,039

Non-current assets
Property, plant and equipment, net	178,410	140,654
Intangibles, net	499	137
Deferred tax assets	1,806	2,249
Deferred debt issuance costs	2,444	2,424

Total non-current assets	183,159	145,464

Total assets	$856,450	$672,503

Liabilities and Shareholders’ Equity
Current liabilities
Bank borrowings, including revolving loan and current portion of long-term loans from banks	$24,600	$36,000
Trade accounts payable	172,052	115,319
Fixed assets related payable	20,628	6,026
Income tax payable	2,010	1,470
Accrued payroll, bonus and related expenses	12,300	9,804
Accrued expenses	8,072	6,405
Other payables	16,356	6,024

Total current liabilities	256,018	181,048

Non-current liabilities
Long-term loan from bank, non-current portion	36,400	4,500
Deferred tax liability	854	737
Severance liabilities	6,684	5,477
Other non-current liabilities	2,075	1,797

Total non-current liabilities	46,013	12,511

Total liabilities	302,031	193,559

Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of June 24, 2016 and June 26, 2015)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 36,156,446 shares and 35,437,654 shares issued and outstanding as of June 24, 2016 and June 26, 2015, respectively)	362	354
Additional paid-in capital	102,325	89,390
Accumulated other comprehensive income (loss)	591	(44)
Retained earnings	451,141	389,244

Total shareholders’ equity	554,419	478,944

Total Liabilities and Shareholders’ Equity	$856,450	$672,503

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended
(in thousands of U.S. dollars, except per share data)	June 24, 2016	June 26, 2015	June 27, 2014

Revenues	$976,747	$773,587	$677,854
Cost of revenues	(857,224)	(685,814)	(603,621)

Gross profit	119,523	87,773	74,233
Selling, general and administrative expenses	(49,753)	(39,460)	(27,664)
Income related to flooding	36	—	44,748
Expenses related to reduction in workforce	—	(1,153)	—

Operating income	69,806	47,160	91,317
Interest income	1,535	1,253	1,793
Interest expense	(1,569)	(616)	(713)
Foreign exchange loss, net	(1,916)	(19)	(24)
Other income (expense), net	376	(152)	797

Income before income taxes	68,232	47,626	93,170
Income tax expense	(6,335)	(3,984)	(1,439)

Net income	61,897	43,642	91,731

Other comprehensive income (loss), net of tax:
Change in net unrealized gains (loss) on marketable securities	443	(44)	—
Change in net unrealized gains on derivative instruments	192	—	—

Total other comprehensive income (loss), net of tax	635	(44)	—

Net comprehensive income	$62,532	$43,598	$91,731

Earnings per share
Basic	$1.73	$1.23	$2.63
Diluted	$1.68	$1.21	$2.58

Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	35,857	35,354	34,938
Diluted	36,872	35,984	35,589

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount				Total
Balances at June 28, 2013	34,634,967	$346	$71,101	$—	$253,871	$325,318
Net income	—	—	—	—	91,731	91,731
Share-based compensation expense	—	—	5,547	—	—	5,547
Issuance of ordinary shares	517,805	6	4,561	—	—	4,567
Tax withholdings related to net share settlement of restricted share units	—	—	(327)	—	—	(327)

Balances at June 27, 2014	35,152,772	352	80,882	—	345,602	426,836
Net income	—	—	—	—	43,642	43,642
Other comprehensive loss	—	—	—	(44)	—	(44)
Share-based compensation expense	—	—	8,027	—	—	8,027
Issuance of ordinary shares	284,882	2	833	—	—	835
Tax withholdings related to net share settlement of restricted share units	—	—	(352)	—	—	(352)

Balances at June 26, 2015	35,437,654	354	89,390	(44)	389,244	478,944
Net income	—	—	—	—	61,897	61,897
Other comprehensive income	—	—	—	635	—	635
Share-based compensation expense	—	—	9,927	—	—	9,927
Issuance of ordinary shares	718,792	8	5,471	—	—	5,479
Tax withholdings related to net share settlement of restricted share units	—	—	(2,463)	—	—	(2,463)

Balances at June 24, 2016	36,156,446	$362	$102,325	$591	$451,141	$554,419

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands of U. S. dollars)	June 24, 2016	June 26, 2015	June 27, 2014

Cash flows from operating activities
Net income for the year	$61,897	$43,642	$91,731
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,357	12,947	10,658
Gain on disposal of property, plant and equipment	(73)	(42)	(28)
Loss from sales and maturities of marketable securities	194	120	—
Amortization of investment premium	798	985	—
Amortization of deferred debt issuance costs	758	527	—
Income related to flooding	(828)	—	(45,211)
Proceeds from insurers in settlement of claim related to flood damage	272	—	7,416
(Reversal of) allowance for doubtful accounts	(17)	13	(72)
Unrealized loss on exchange rate and fair value of derivative	1,905	671	722
Share-based compensation	9,927	8,027	5,547
Deferred income tax	864	(878)	65
Other non-cash expenses	1,744	1,722	634
Reversal of uncertain tax positions	—	—	(1,538)
(Reversal of) inventory obsolescence	(521)	397	443
Loss from written-off inventory due to flood loss	233	—	—
Changes in operating assets and liabilities
Trade accounts receivable	(61,013)	(33,797)	17,379
Inventory	(50,598)	(6,440)	(36,051)
Other current assets and non-current assets	(5,901)	(283)	(1,035)
Trade accounts payable	56,308	20,466	17,714
Income tax payable	573	446	737
Other current liabilities and non-current liabilities	13,209	4,106	4,951
Liabilities to third parties due to flood losses	—	—	(7,512)

Net cash provided by operating activities	47,088	52,629	66,550

Cash flows from investing activities
Purchase of marketable securities	(108,341)	(203,407)	—
Proceeds from sales of marketable securities	41,836	29,036	—
Proceeds from maturities of marketable securities	67,113	30,356	—
Purchase of property, plant and equipment	(40,616)	(51,398)	(10,835)
Gain on cash settlement of hedged forward contracts	34	—	—
Proceeds from disposal of property, plant and equipment	194	48	29
Purchase of intangibles	(379)	(134)	(1)
Proceeds from insurers in settlement of claims related to flood damage	556	—	37,795

Net cash (used in) provided by investing activities	(39,603)	(195,499)	26,988

Cash flows from financing activities
Payment of debt issuance costs	(654)	(1,946)	—
Proceeds of short-term loan from bank	18,000	30,000	—
Repayment of short-term loan from bank	(41,500)	—	—
Proceeds of long-term loan from bank	50,000	—	—
Repayment of long-term loan from bank	(6,000)	(6,000)	(12,411)
Proceeds from issuance of ordinary shares under employee share option plan	5,479	835	4,567
Withholding tax related to net share settlement of restricted share units	(2,463)	(352)	(327)

Net cash provided by (used in) financing activities	22,862	22,537	(8,171)

Net increase (decrease) in cash and cash equivalents	$30,347	$(120,333)	$85,367

	Years Ended
(in thousands of U. S. dollars)	June 24, 2016	June 26, 2015	June 27, 2014
Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	$112,978	$233,477	$149,716
Increase (decrease) in cash and cash equivalents	30,347	(120,333)	85,367
Effect of exchange rate on cash and cash equivalents	(521)	(166)	(1,606)

Cash and cash equivalents at end of period	$142,804	$112,978	$233,477

Supplemental disclosures
Cash paid for
Interest	$1,091	$590	$709
Taxes	$5,473	$2,841	$198
Cash received for interest	$1,049	$749	$1,672

Non-cash investing and financing activities
Fixed assets-related payable	$20,628	$6,026	$1,130

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands of U.S. dollars unless otherwise noted)

1.	Business and organization

Description of Business

Fabrinet (“Fabrinet” or the “Parent Company”) was incorporated on August 12, 1999, and commenced operations on January 1, 2000. The Parent Company is an exempted company incorporated in the Cayman Islands, British West Indies. The “Company” refers to Fabrinet and its subsidiaries as a group.

The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products, such as optical communication components, modules and sub-systems, industrial lasers, medical devices, and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and test. The Company focuses primarily on the production of low-volume, high-mix products. The principal subsidiaries of Fabrinet include Fabrinet Co., Ltd. (“Fabrinet Thailand”), Casix, Inc. (“Casix”) and Fabrinet West, Inc. (“Fabrinet West”).

2.	Summary of significant accounting policies

Principles of consolidation

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. Fiscal year 2016, fiscal year 2015 and fiscal year 2014 ended on June 24, 2016, June 26, 2015 and June 27, 2014, respectively, and each consisted of 52 weeks.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include Fabrinet and its subsidiaries. All inter-company accounts and transactions have been eliminated.

Where necessary, comparative figures have been reclassified to conform to the current year presentation.

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

The functional currency of Fabrinet and its subsidiaries is the USD. Transactions in currencies other than the functional currency are translated into the functional currency at the rates of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rate prevailing at the consolidated balance sheet dates. Transaction gains and losses are included in other income (expense) in the accompanying consolidated statements of operations and comprehensive income.

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

Marketable securities

Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations at each balance sheet date. The Company may sell certain of the Company’s marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s marketable securities generally range from three months to three years. The Company’s marketable securities consist of investment in U.S. Treasury and fixed income securities and have been classified and accounted for as available-for-sale.

The Company’s investments in marketable securities are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive income, net of tax, in the Company’s consolidated balance sheets. Changes in the fair value of available-for-sale securities impact the Company’s net income only when such securities are sold or other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis.

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

Property, plant and equipment

Land is stated at historical cost. Other property, plant and equipment, except for construction in process and machinery under installation, are stated at historical cost less accumulated depreciation. Depreciation is calculated using the straight-line method to write-off the cost of each asset to its residual value over its estimated useful life as follows:

Building and building improvements	10 - 30 years
Leasehold improvements	Shorter of useful life or lease term
Manufacturing equipment	3 - 5 years
Office equipment	3 - 5 years
Motor vehicles	5 years
Computer hardware	3 - 5 years

Construction in process and machinery under installation is stated at historic cost and depreciation begins after it is constructed and fully installed and is ready for its intended use in the operations of the Company.

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

Intangibles

Intangibles are stated at historical cost less amortization. Amortization is calculated using the straight-line method.

Borrowing costs

Borrowing costs are accounted for on an accrual basis and are charged to the consolidated statements of operations and comprehensive income in the year incurred, except for interest costs on general and specific borrowings attributable to finance certain qualifying assets. Such costs to finance qualifying assets are capitalized during the period of time that is required to complete and prepare the assets for their intended use, as part of the cost of the assets. All other borrowing costs are expensed as incurred.

Where funds are not borrowed for acquisition, construction or production of assets, the capitalization rate used to determine the amount of interest to be capitalized is the weighted average interest rate applicable to the Company’s outstanding borrowings during the year. Where funds are borrowed specifically for the acquisition, construction or production of assets, the amount of borrowing costs eligible for capitalization on the respective assets is determined as the actual borrowing costs are incurred on that borrowing during the respective periods.

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

Derivatives

Derivatives assets and liabilities are recognized on the consolidated balance sheets as other current assets or accrued expenses, and are measured at fair value.

The Company applies hedge accounting to arrangements that qualify and are designated for cash flow hedge accounting treatment. Hedge accounting is discontinued prospectively if the hedging relationship ceases to be effective or the hedging or hedged items cease to exist as a result of maturity, sale, termination or cancellation.

Derivatives designated and qualified as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges which include forward currency contracts. In a cash flow hedging relationship, the effective portion of the change in the fair value of the hedging derivative is initially recorded in accumulated other comprehensive income (loss) (“AOCI”), while any ineffective portion is recognized directly in earnings, as a component of other income (expense). The portion of gain or loss on the derivative instrument remains in AOCI until the forecasted transaction is recognized in earnings. The gain or loss on cash settlement of the hedging derivatives are presented based on the underlying transaction being hedged.

The Company also enters into derivative contracts to economically hedge the foreign currency risk that does not qualify for hedge accounting. The changes in the fair value of these derivatives are recorded directly in earnings as a component of other income (expense), net. In accordance with the fair value measurement guidance, the Company’s accounting policy is to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company executes derivative instruments with financial institutions that are credit-worthy, defined as institutions that hold an investment grade credit rating.

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

Revenue recognition

The Company derives total revenues primarily from the assembly of products under supply agreements with its customers and the fabrication of customized optics and glass. Revenues represent the invoiced value of products, net of trade discounts and allowances, and exclude goods and services tax. The Company recognizes revenues when realized or realizable and earned. The Company considers revenues realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided to the customer, risk of loss has transferred to the customer and customer acceptance has been obtained, customer acceptance provisions have lapsed, or the Company has objective evidence that the criteria specified in the customer acceptance provisions have been satisfied. In situations where a formal acceptance is required but the acceptance only relates to whether the product meets its published specifications, revenues are generally recognized upon shipment provided all other revenue recognition criteria are met. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved. The Company reduces revenues for rebates and other similar allowances. Revenues are recognized only if these estimates can be reasonably and reliably determined. The Company bases its estimates utilizing historical results taking into consideration the type of customer, the type of transaction and the specifics of each arrangement. In addition to the aforementioned general policies, the following are the specific revenue recognition policies for each major category of revenues.

Services

The Company provides services for its customers that range from process design to product manufacturing. The Company recognizes service revenues when the services have been performed. The related costs are expensed as incurred.

Services revenue of $31.7 million, $32.3 million and $25.5 million were recognized in the consolidated statements of operations and comprehensive income for the years ended June 24, 2016, June 26, 2015 and June 27, 2014, respectively.

Sales of goods

Revenues from sales of goods are generally recognized when the product is shipped to the customer and when there are no unfulfilled obligations that affect the customer’s final acceptance of the arrangement. Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenues are recognized.

Certain customers may request the Company to store finished products purchased by them at the Company’s warehouse. In these instances, the Company receives a written request from the customer asking the Company to hold the inventory at the Company’s warehouse and the ordered goods are segregated in the Company’s warehouse from other inventory and cannot be used to fulfil other customer orders. In these situations, revenue is only recognized when persuasive evidence of the sales arrangement exists, the goods are completed and ready for shipment, pricing is fixed or determinable, collection is reasonably assured, and title and risk of loss have passed to the customer.

Warranty provision

Provisions for estimated expenses relating to product warranties are made at the time the products are sold using historical experience. Generally, this warranty is limited to workmanship and the Company’s liability is capped at the price of the product. The provisions will be adjusted when experience indicates an expected settlement will differ from initial estimates.

Warranty cost allowances of $0.1 million, $0.03 million and $0.02 million were recognized in the consolidated statements of operations and comprehensive income for the years ended June 24, 2016, June 26, 2015 and June 27, 2014, respectively.

Shipping and handling costs

The Company records costs related to shipping and handling in cost of revenues for all periods presented.

Share-based compensation

Share-based compensation is recognized in the consolidated financial statements based on grant-date fair value. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The Company estimates the fair value of share option awards utilizing the Black-Scholes-Merton option-pricing model (“BSM”), net of estimated forfeitures. For restricted share units, the fair value is based on the market value of our ordinary shares on the date of grant.

Employee contribution plan

The Company operates a defined contribution plan, known as a provident fund, in its subsidiary in Thailand. The assets of this plan are in a separate trustee-administered fund. The provident fund is funded by matching payments from employees and by the subsidiary on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company sponsors the Fabrinet U.S. 401(k) Retirement Plan (the “401(k) Plan”), a Defined Contribution Plan under ERISA, at its subsidiaries in the United States, which provides retirement benefits for its eligible employees through tax deferred salary deductions.

Severance liabilities

Under labor protection laws applicable in Thailand and the Company’s subsidiary in Thailand’s employment policy, all employees of such subsidiary with more than 120 days of service are entitled to severance pay on forced termination or retrenchment or in the event that the employee reaches the retirement age of 55. The entitlement to severance pay is determined according to an employee’s individual employment tenure with the Company and is subject to a maximum benefit of 10 months of salary unless otherwise agreed upon in an employee’s employment contract. For employees of other subsidiaries who have a specific termination date, the entitlement to severance pay is determined according to their employment tenure, until their designated termination date.

The Company accounts for these severance liabilities on an actuarial basis using the Projected Unit Credit Method, using the long-term Thai government bond yield as a discount rate. There are no separate plan assets held in respect of these liabilities.

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

New Accounting Pronouncements—not yet adopted by the Company

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. This ASU simplifies several aspects of the accounting for share-based payment award transactions, including, the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, for public companies. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships”, to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815, does not, in and of itself, require designation of the hedging relationship, provided that all other hedge accounting criteria continue to be met. This guidance is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842)”. The core principle of Topic 842 is that a lessee should recognize the lease assets and liabilities that arise from leases in the balance sheet. For public companies, this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. This new guidance requires certain equity investments to be measured at fair value, use of the exit price notion and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The ASU on recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, which will require entities to present deferred tax assets (“DTA”) and deferred tax liabilities (“DTL”) as non-current in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTA and DTL as current and non-current in a classified balance sheet. For public companies, the amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company has not yet adopted this update and does not expect that adoption will have a material effect on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory”. The update provides the guidance that an entity, that measured inventory by using first-in, first-

out or average cost, should measure inventory at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. For public companies, this update is effective for fiscal years beginning after December 15, 2016, including interim periods within these fiscal years. This update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”. The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. In August 2015, the FASB issued ASU 2015-15 to address a presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangement. For public companies, the update is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The Company has not yet adopted this update and does not expect that adoption will have a material effect on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. ASU No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. For public companies, this amendment is effective for fiscal years, and for interim periods within those fiscal years beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adoption of this update on its consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”. The objective of this amendment is to reduce the complexity in accounting standards by eliminating the concept of extraordinary items from U.S. GAAP. The following criteria must both be met for extraordinary classification: (a) the underlying event or transaction should possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity; and (b) the underlying event or transaction should not reasonably be expected to recur in the foreseeable future. This amendment is effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect that adoption of this update will have an effect on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments require management to evaluate, for each annual and interim reporting period, an entity’s ability to continue as a going concern when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations that become due within one year after the date that the financial statements are issued (or available to be issued). This update is effective for annual periods and interim reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect that adoption of this update will have an effect on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period”. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. Compensation cost should be recognized in the period in when performance target will probably be achieved and should be attributable to the period(s) for which the requisite service has already been rendered. This update is required to be adopted by all public companies for annual periods and interim reporting periods beginning after December 15, 2015, with early adoption permitted. The Company does not expect that adoption of this update will have an effect on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606), issued as a new Topic, Accounting Standards Codification”. The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for public companies, as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application of this guidance is permitted but not before the original date of December 15, 2016, which can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. Subsequently in March 2016 and April 2016, the FASB issued ASU 2016-08 and ASU 2016-10, to clarify the implementation guidance on principle versus agent considerations and address the potential diversity in practice at initial application and cost, and the complexity of applying Topic 606, both at transition and on an ongoing basis related to identification of performance obligations and licensing arrangements; and ASU 2016-12, in May 2016, to improve in certain aspects of Topic 606, with the same effective date as ASU 2015-14. The Company has not yet elected a transition method and is currently evaluating the impact of adoption of these updates on its consolidated financial statements.

3.	Income taxes

Cayman Islands

Fabrinet is domiciled in the Cayman Islands. Under the current laws of the Cayman Islands, Fabrinet is not subject to tax in the Cayman Islands on income or capital gains. Fabrinet has received this undertaking for a 20-year period ending August 24, 2019, and after the expiration date, Fabrinet can make a request for renewal with the office of the Clerk of the Cabinet for another 20 years.

Income of the Company exempted from corporate income tax in the Cayman Islands amounted to $41.0 million, $27.0 million and $73.0 million in the years ended June 24, 2016, June 26, 2015 and June 27, 2014, respectively.

Thailand

Fabrinet Thailand is where the majority of the Company’s operations and production takes place. The Company is not subject to tax for the period from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5, and from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on, among other things, the export of the Company’s customers’ products out of Thailand and the Company’s agreement not to move its manufacturing facilities out of its current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. In December 2011, the Thailand Revenue Department announced a reduction in corporate income tax rates for tax periods beginning on or after January 1, 2012. As a result of the announcement, enacted corporate income tax rates for Fabrinet Thailand were reduced from 23% in fiscal year 2013 to 20% in fiscal years 2014 through 2016. Additionally, in March 2016, the Thailand Revenue Department announced the permanent decrease of corporate income tax rates to 20% for tax periods beginning on or after January 1, 2016. As a result, corporate income tax rates for Fabrinet Thailand remain at 20% from fiscal year 2017 onwards.

People’s Republic of China

Casix had been granted a tax privilege to reduce its corporate income tax rate from 25% to 15%, but the privilege expired on December 31, 2013. As a result, the corporate income tax rate for Casix has been 25% since January 2014.

The Company’s income tax expense consisted of the following:

	Years Ended
(amount in thousands)	June 24, 2016	June 26, 2015	June 27, 2014
Current	$5,413	$4,191	$2,304
Deferred	922	(207)	(865)

Total income tax expense	$6,335	$3,984	$1,439

The reconciliation between the Company’s taxes that would arise by applying the statutory tax rate of the country of the Company’s principal operations, Thailand, to the Company’s effective tax charge is shown below:

	Years Ended
(amount in thousands)	June 24, 2016	June 26, 2015	June 27, 2014
Income before income taxes (1)	$68,232	$47,626	$93,170
Tax expense calculated at a statutory corporate income tax rate of 20% (2015 and 2014: 20%)	13,646	9,525	18,634
Effect of income taxes from locations with tax rates different from Thailand	(6,631)	1,134	(2)
Income not subject to tax (2)	(2,289)	(7,094)	(15,648)
Income tax on unremitted earnings (reversal of)	741	1,263	(259)
Effect of different tax rate in relation to deferred tax utilization (3)	894	(221)	(662)
Effect of foreign exchange rate adjustment	375	(365)	(380)
Tax rebate from research and development application	(145)	(102)	—
Reversal of reserve fixed assets damaged from flooding	—	—	(251)
Others	(256)	(156)	7

Corporate income tax expense	$6,335	$3,984	$1,439

(1)	Income before income taxes was mostly generated from domestic income in the Cayman Islands.
(2)

Income not subject to tax relates to income earned in the Cayman Islands and income subject to an investment promotion privilege for Building 5 and Building 6. Income not subject to tax per ordinary share on a diluted basis (in dollars) was $0.06, $0.20 and $0.44 for the years ended June 24, 2016, June 26, 2015 and June 27, 2014, respectively.

(3)	The balances were effect of different tax rate in relation to the rate recognized deferred taxes during the fiscal year and the rate when deferred taxes will be utilized in the following fiscal years.

The Company’s deferred tax assets and deferred tax liabilities, net of valuation allowance, at each balance sheet date are as follows:

	Years Ended
(amount in thousands)	June 24, 2016	June 26, 2015
Deferred tax assets:
Depreciation	$846	$1,057
Severance liability	955	1,192
Reserve and allowance	1,376	1,648
Others	(13)	14

Total	$3,164	$3,911

	Years Ended
(amount in thousands)	June 24, 2016	June 26, 2015
Deferred tax liabilities:
Depreciation	$833	$—
Deferred tax from unremitted earning	(1,687)	(737)

Total	(854)	(737)

Net	$2,310	$3,174

Current deferred income tax assets and liabilities and non-current deferred income tax assets and liabilities are offset when the income taxes relate to the same tax jurisdiction. The following amounts are shown in the consolidated balance sheets:

	Years Ended
(amount in thousands)	June 24, 2016	June 26, 2015
Deferred income tax assets—current	$1,358	$1,662
Deferred income tax liabilities—current	—	—

Current deferred income tax—net	1,358	1,662

Deferred income tax assets—non current	6,687	3,253
Less: Valuation allowance	(4,881)	(1,004)
Deferred income tax liabilities—non current	(854)	(737)

Non-current deferred income tax—net	952	1,512

Net deferred income tax assets	$2,310	$3,174

As of June 24, 2016 and June 26, 2015, the Company recognized deferred tax assets of $4.9 million and $1.0 million, respectively, from tax on net operating loss carrying forward of Fabrinet West. Utilization of the tax net operating losses carrying forward may be subject to substantial limitations according to the subsidiary’s future operation, which may result in the reduced utilization of a portion of the Company’s net operating losses.

Income tax liabilities have not been established for withholding tax and other taxes that would be payable on the unremitted earnings of Fabrinet Thailand. Such amounts of Fabrinet Thailand are permanently reinvested; unremitted earnings for Fabrinet Thailand totaled $68.8 million and $50.9 million as of June 24, 2016 and June 26, 2015, respectively. Unrecognized deferred tax liabilities for such unremitted earnings were $4.2 million and $2.6 million as of June 24, 2016 and June 26, 2015, respectively.

Deferred tax liabilities of $0.7 million and $0.7 million have been established for withholding tax on the unremitted earnings of Casix, which are included in non-current deferred tax liability as of June 24, 2016 and June 26, 2015, respectively.

Uncertain income tax positions

Interest and penalties related to uncertain tax positions are recognized in income tax expense. The Company had approximately $0.4 million and $0.2 million of accrued interest and penalties related to uncertain tax positions on the consolidated balance sheets as of June 24, 2016 and June 26, 2015, respectively. The Company recorded (reversed) interest and penalties of $0.2 million, $0.1 million, $(0.6 million) for the years ended June 24, 2016, June 26, 2015 and June 27, 2014, respectively, in the consolidated statements of operations and comprehensive income. With regard to the Thailand jurisdiction, tax years 2011 through 2015 remain open to examination by the local authorities.

The following table indicates the changes to the Company’s uncertain income tax positions for the years ended June 24, 2016, June 26, 2015 and June 27, 2014 included in other non-current liabilities.

(amount in thousands)	As of June 24, 2016	As of June 26, 2015	As of June 27, 2014
Beginning balance	$1,420	$868	$1,167
Additions during the year	—	552	510
Reductions for tax positions of prior years	—	—	(809)

Ending balance	$1,420	$1,420	$868

4.	Earnings per ordinary share

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

	Years Ended
(amount in thousands except per share amounts)	June 24, 2016	June 26, 2015	June 27, 2014
Net income attributable to shareholders	$61,897	$43,642	$91,731

Weighted-average number of ordinary shares outstanding (thousands of shares)	35,857	35,354	34,938
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	1,015	630	651

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	36,872	35,984	35,589

Basic earnings per ordinary share	$1.73	$1.23	$2.63
Diluted earnings per ordinary share	$1.68	$1.21	$2.58
Outstanding share options excluded in the computation of diluted earnings per ordinary share (1)	—	39,544	44,369

(1)

These share options were not included in the computation of diluted earnings per ordinary share because the exercise price of the options was greater than the average market price of the underlying shares.

5.	Cash, cash equivalents and marketable securities

The Company’s cash, cash equivalents, and marketable securities can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain	Cash and Cash Equivalents	Marketable Securities
As of June 24, 2016
Cash	$136,754	$—	$136,754	$—
Cash equivalents	6,050	—	6,050	—
Corporate bonds and commercial papers	112,128	394	—	112,522
U.S. agency and U.S. treasury securities	28,028	2	—	28,030
Sovereign and municipal securities	1,154	3	—	1,157

Total	$284,114	$399	$142,804	$141,709

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized (Loss)/Gain	Cash and Cash Equivalents	Marketable Securities
As of June 26, 2015
Cash	$105,548	$—	$105,548	$—
Cash equivalents	7,430	—	7,430	—
Corporate bonds and commercial papers	120,144	(43)	—	120,101
U.S. agency and U.S. treasury securities	21,029	(2)	—	21,027
Sovereign and municipal securities	1,737	1	—	1,738

Total	$255,888	$(44)	$112,978	$142,866

The cash equivalents include short-term bank deposits, investments in money market funds, and marketable securities with maturities of three months or less at the date of purchase. The effective interest rate on short term bank deposits was 0.7% and 0.7% per annum for the years ended June 24, 2016 and June 26, 2015, respectively.

As of June 24, 2016, 66.0% of our cash and cash equivalents were held by the Parent Company.

The following table summarizes the cost and estimated fair value of marketable securities classified as available-for-sale securities based on stated effective maturities as of June 24, 2016:

(amount in thousands)	Carrying Cost	Fair Value
Due within one year	$19,609	$19,628
Due between one to three years	121,701	122,081

Total	$141,310	$141,709

During the year ended June 24, 2016, the net realized loss from changes in fair value of marketable securities recognized by the Company was $0.2 million.

As of June 24, 2016, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the year ended June 24, 2016.

As of June 24, 2016, cash, cash equivalents, and marketable securities included bank deposits of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement and comply with covenants. Under the terms and conditions of the Facility Agreement, the Company shall maintain cash, cash equivalents and/or marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits, and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. As discussed in Note 11, the Company must comply with this covenant from and after the effective date of the Facility Agreement.

6.	Fair Value

The following tables provide details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 24, 2016
Assets
Cash equivalents	$—	$6,050		$—	$6,050
Corporate bonds and commercial papers	—	112,522		—	112,522
U.S. agency and U.S. treasury securities	—	28,030		—	28,030
Sovereign and municipal securities	—	1,157		—	1,157
Derivative assets	—	158	(1)	—	158

Total	$—	$147,917		$—	$147,917

Liabilities
Derivative liabilities	$—	$1,754	(2)	$—	$1,754

Total	$—	$1,754		$—	$1,754

(1)	Foreign currency forward contract with notional amount of $7.0 million.
(2)	Foreign currency forward contract with notional amount of $77.5 million and Canadian dollars 0.6 million.

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 26, 2015
Assets
Cash equivalents	$—	$7,430		$—	$7,430
Corporate bonds and commercial papers	—	120,101		—	120,101
U.S. agency and U.S. treasury securities	—	21,027		—	21,027
Sovereign and municipal securities	—	1,738		—	1,738
Derivative assets	—	4	(1)	—	4

Total	$—	$150,300		$—	$150,300

Liabilities
Derivative liabilities	$—	$371	(2)	$—	$371

Total	$—	$371		$—	$371

(1)	Foreign currency options with notional amount of $3.0 million and forward contracts with notional amount of Canadian dollars 0.4 million.
(2)	Foreign currency options with notional amount of $38.0 million.

Derivative Financial Instruments

As a result of foreign currency rate fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency denominated assets and liabilities change. The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency denominated assets and liabilities and other foreign currency transactions. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard. As of June 24, 2016, the Company recognized the fair value of foreign currency forward contracts of $0.2 million as derivative assets and $1.7 million as derivative liabilities. As of June 26, 2015, the Company recognized the fair value of foreign currency forward contracts and options of $0.4 million as derivative liabilities in the consolidated balance sheets.

As of June 24, 2016, the Company hedges forecasted foreign currency transactions related to the construction costs of a new manufacturing building at the Company’s Chonburi Campus with certain forward contracts, designated as cash flow hedges. The Company had two outstanding forward contracts with notional amount of $7.0 million, which mature during August 2016 and September 2016. The Company included unrealized gain of $0.2 million from changes in fair value of these foreign currency forward contracts, designated as hedging instrument in AOCI in the consolidated balance sheets. As of June 24, 2016, gain of $0.01 million in AOCI is expected to be reclassified as earning within the next 12 months. During the year ended June 24, 2016, there was no ineffective portion or discontinued cash flow hedges recognized in the consolidated statements of operations and comprehensive income. As of June 26, 2015, the Company had no foreign currency forward contracts designated as cash flow hedges.

As of June 24, 2016, the Company had 14 outstanding foreign currency forward contracts with notional amount of $77.5 million and Canadian dollars 0.6 million, which matured during July to December 2016. These foreign currency forward contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollar. During the year ended June 24, 2016, the Company included unrealized loss of $1.8 million from changes in fair value of foreign currency contracts in the consolidated statements of operations and comprehensive income.

As of June 26, 2015, the Company had 42 outstanding foreign currency forward contracts and options with notional amount of $41.0 million and Canadian dollars 0.4 million, which matured during June to December 2015. These foreign currency forward contracts and options were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollar. During the year ended June 26, 2015, the Company included unrealized loss of $0.4 million from changes in fair value of foreign currency contracts in the consolidated statements of operations and comprehensive income.

7.	Allowance for doubtful accounts

The activities and balances for allowance for doubtful accounts were as follows:

	Years Ended
(amount in thousands)	June 24, 2016	June 26, 2015	June 27, 2014
Balance, beginning of fiscal year	$50	$37	$109
Charged to consolidated statements of operations and comprehensive income	(17)	13	(72)

Balance, end of fiscal year	$33	$50	$37

8.	Inventory

(amount in thousands)	As of June 24, 2016	As of June 26, 2015
Raw materials	$58,199	$46,065
Work in progress	94,762	69,174
Finished goods	21,593	11,843
Goods in transit	9,381	6,488

	183,935	133,570
Less: Inventory obsolescence	(2,436)	(2,957)

Inventory, net	$181,499	$130,613

9.	Property, plant and equipment, net

The components of property, plant and equipment, net were as follows:

(amount in thousands)	Land	Building and Building Improvement	Manufacturing Equipment	Office Equipment	Motor Vehicles	Computers	Construction and Machinery Under Installation	Total
As of June 24, 2016
Cost	$39,048	$95,386	$96,041	$5,826	$443	$15,578	$23,248	$275,570
Less: Accumulated depreciation	—	(25,438)	(56,564)	(3,500)	(366)	(11,292)	—	(97,160)

Net book value	$39,048	$69,948	$39,477	$2,326	$77	$4,286	$23,248	$178,410

As of June 26, 2015
Cost	$26,672	$86,926	$79,825	$5,378	$528	$13,196	$10,198	$222,723
Less: Accumulated depreciation	—	(21,016)	(47,017)	(3,343)	(458)	(10,235)	—	(82,069)

Net book value	$26,672	$65,910	$32,808	$2,035	$70	$2,961	$10,198	$140,654

During the year ended June 24, 2016, the Company purchased a parcel of land in Chonburi, Thailand, with an aggregate purchase price of approximately $12.4 million, to support the expansion of its production capacity and capabilities in Thailand. During the year ended June 26, 2015, one of Fabrinet’s subsidiaries purchased a building and the associated land located in Santa Clara, California, for an aggregate purchase price of $25.5 million, to expand the Company’s manufacturing facilities in the United States.

Depreciation expense amounted to $17.3 million, $12.9 million and $10.6 million for the years ended June 24, 2016, June 26, 2015 and June 27, 2014, respectively, and have been allocated between cost of revenues and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. During the year ended June 27, 2014, the Company wrote-off all assets damaged from flood and reversed all asset impairment reserve as the Company fully settled with insurance companies for the Company’s damaged assets claim.

The cost of fully depreciated property, plant and equipment written-off during the years ended June 24, 2016, June 26, 2015 and June 27, 2014 amounted to $2.0 million, $1.1 million and $2.6 million, respectively.

During the year ended June 24, 2016, the Company capitalized $0.1 million of interest expense in construction in progress of its new manufacturing building at Chonburi Campus. There was no interest expense capitalized in construction in progress during the year ended June 26, 2015.

10.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of June 24, 2016
Software	$3,786	$(3,287)	$499

Total intangibles	$3,786	$(3,287)	$499

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of June 26, 2015
Software	$3,357	$(3,220)	$137

Total intangibles	$3,357	$(3,220)	$137

The Company recorded amortization expense relating to intangibles of $0.1 million for each of the years ended June 24, 2016, June 26, 2015 and June 27, 2014, respectively.

As of June 24, 2016, the estimated future amortization of intangible assets during each fiscal year was as follows:

(amount in thousand)
2017	$114
2018	113
2019	113
2020	109
2021	50

Total	$499

11.	Borrowings

The Company’s total borrowings, including revolving and long-term borrowings, consisted of the following (dollars in thousands):

Rate (1)	Conditions	Maturity		As of June 24, 2016	As of June 26, 2015
Short-term borrowing:
Revolving borrowing:
LIBOR + 1.75% per annum	Repayable in 1 to 6 months	July 2016	(2)	$6,500	$30,000
Current portion of long-term borrowing				18,100	6,000

				$24,600	$36,000

Long-term borrowing:
LIBOR + 2.80% per annum	Repayable in quarterly installments	March 2017		$4,500	$10,500
Term loan borrowing:
LIBOR + 1.75% per annum	Repayable in quarterly installments	May 2019		50,000	—

				54,500	10,500
Less: Current portion				(18,100)	(6,000)

Non-current portion				$36,400	$4,500

(1)	LIBOR is London Interbank Offered Rate.
(2)	In July 2016, the maturity date of this revolving borrowing was extended to mature in August 2016.

The long-term loan of a subsidiary is secured by certain property, plant and equipment. The carrying amount of assets secured and pledged as collateral as of June 24, 2016 and June 26, 2015 was $47.7 million and $50.0 million, respectively. This subsidiary is also required to comply with the maximum ratios of debt to equity and minimum levels of debt service coverage ratios, and Fabrinet must maintain an effective shareholding ratio. The carrying amounts of bank borrowings approximate their fair value.

As of June 24, 2016 and June 26, 2015, the Company was in compliance with its long-term bank borrowing agreement. In addition to financial ratios, certain of the Company’s credit facilities include customary events of default.

The movements of long-term loans were as follows for the years ended June 24, 2016 and June 26, 2015:

	Years ended
(amount in thousands)	June 24, 2016	June 26, 2015
Opening net book amount	$10,500	$16,500
Additional loan during the period	50,000	—
Repayment during the period	(6,000)	(6,000)

Closing net book amount	$54,500	$10,500

As of June 24, 2016, the future maturities of long-term debt during each fiscal year were as follows:

(amount in thousand)
2017	$18,100
2018	13,600
2019	22,800

Total	$54,500

Credit facilities:

The Company entered into a syndicated senior credit facility agreement (the “Facility Agreement”) with a consortium of banks on May 22, 2014. The Facility Agreement, led by Bank of America, provides for a $200.0 million credit line, comprised of a $150.0 million revolving loan facility and a $50.0 million delayed draw term loan facility. The revolving loan facility contains an accordion feature permitting Fabrinet to request an increase in the facility up to $100.0 million subject to customary terms and conditions and provided that no default or event of default exists at the time of request. The revolving loan facility terminates and all amounts outstanding are due and payable in full on May 22, 2019. The principal amount of any drawn term loans must be repaid according to the scheduled quarterly amortization payments, with final payment of all amounts outstanding, plus accrued interest, being due on May 22, 2019.

On February 26, 2015, the Company entered into the Second Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from May 21, 2015 to July 31, 2015. It also allows the Company, upon the satisfaction of certain conditions, to designate from time to time one or more of its subsidiaries as borrowers under the Facility Agreement. On July 31, 2015, the Company entered into the Third Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from July 31, 2015 to July 31, 2016. As of June 24, 2016, there were the $6.5 million of revolving borrowing and $50.0 million of term loan borrowing outstanding under the Facility Agreement, resulting in available credit facilities of $143.5 million. Borrowings under the revolving credit facility are classified as current liabilities in the audited consolidated balance sheet as the Company has the periodic option to renew or pay, all or a portion of, the outstanding balance at the end of the maturity date, which is in the range of one to six months, without premium or penalty, upon notice to the administrative agent. Subsequent to the balance sheet date, the Company sent a notice to the bank to renew the maturity date of this revolving borrowing. The bank approved the notice and extended the maturity to August 2016.

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

Fabrinet’s obligations under the Facility Agreement are guaranteed by certain of its existing and future direct material subsidiaries. In addition, the Facility Agreement is secured by Fabrinet’s present and future accounts receivable, deposit accounts and cash, and a pledge of the capital stock of certain of Fabrinet’s direct subsidiaries. Fabrinet is required to maintain at least $40.0 million of cash, cash equivalents, and marketable securities at financial institutions located in the United States. Further, Fabrinet is required to maintain any of its deposits accounts or securities accounts with balances in excess of $10.0 million in a jurisdiction where a control agreement, or the equivalent under the local law, can be effected. The Facility Agreement contains customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (i) a minimum tangible net worth of not less than $200.0 million plus 50% of quarterly net income, exclusive of quarterly losses; (ii) a minimum debt service coverage ratio of not less than 1.50:1.00; (iii) a maximum senior leverage ratio of not more than 2.50:1.00; and (iv) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of June 24, 2016, the Company was in compliance with all covenants under the Facility Agreement.

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

Fabrinet intends to use the proceeds of the credit line to finance its future expansion in the United States and Thailand, and for general corporate purposes including mergers and acquisitions of complementary manufacturing businesses or technology, although Fabrinet has no current commitments with respect to any such acquisitions.

Undrawn available credit facilities classified by available period of future borrowing as of June 24, 2016 and June 26, 2015 were as follows:

(amount in thousands)	June 24, 2016	June 26, 2015
Short-term	$1,414	$1,480
Long-term	$143,500	$170,000

12.	Severance liabilities

The following table provides the information of the severance liabilities:

(amount in thousands)	As of June 24, 2016	As of June 26, 2015
Balance, beginning of the fiscal year	$5,477	$4,453
Charged to selling, general and administrative expenses in the consolidated statements of operations and comprehensive income	1,207	1,024

Balance, end of the fiscal year	$6,684	$5,477

The amount recognized in the consolidated balance sheets under non-current liabilities was determined as follows:

(amount in thousands)	As of June 24, 2016	As of June 26, 2015
Present value of defined benefit obligation	$6,684	$5,477

Total	$6,684	$5,477

The amount recognized in the consolidated statements of operations and comprehensive income was as follows:

	Years Ended
(amount in thousands)	June 24, 2016	June 26, 2015	June 27, 2014
Current service cost	$842	$360	$368
Interest cost	203	203	207
Benefit paid	(11)	(10)	(223)
Actuarial loss (gain) on obligation	173	471	(281)

Total	$1,207	$1,024	$71

The principal actuarial assumptions used were as follows:

	Years Ended
	June 24, 2016	June 26, 2015	June 27, 2014
Discount rate	2.0% - 3.2%	4.0%	4.9%
Future salary increases	4.1% - 10.0%	4.2%	4.2%

13.	Share-based compensation

Share-based compensation

In determining the fair value of share option awards, the Company is required to make estimates of expected dividends to be issued, expected volatility of Fabrinet’s ordinary shares, expected forfeitures of the awards, risk free interest rates for the expected term of the awards and expected terms of the awards. Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The fair value of restricted share units is based on the market value of our ordinary shares on the date of grant.

The effect of recording share-based compensation expense for the years ended June 24, 2016, June 26, 2015 and June 27, 2014 was as follows:

	Years Ended
(amount in thousands)	June 24, 2016	June 26, 2015	June 27, 2014
Share-based compensation expense by type of award:
Share options	$16	$226	$802
Restricted share units	9,911	7,801	4,745

Total share-based compensation expense	9,927	8,027	5,547
Tax effect on share-based compensation expense	—	—	—

Net effect on share-based compensation expense	$9,927	$8,027	$5,547

Share-based compensation expense was recorded in the consolidated statements of operations and comprehensive income as follows:

	Years Ended
(amount in thousands)	June 24, 2016	June 26, 2015	June 27, 2014
Cost of revenue	$1,979	$1,450	$1,182
Selling, general and administrative expense	7,948	6,577	4,365

Total share-based compensation expense	$9,927	$8,027	$5,547

The Company did not capitalize any share-based compensation expense as part of any asset costs during the years ended June 24, 2016, June 26, 2015 and June 27, 2014.

Share-based award activity

Share options have been granted to directors and employees. As of June 24, 2016, there were five share options outstanding under the Amended and Restated 1999 Share Option Plan (“1999 Plan”). Additional option grants may not be made under the 1999 Plan.

As of June 24, 2016, there were an aggregate of 464,329 share options and 1,181,402 restricted share units outstanding. As of June 24, 2016, there were 2,207,607 ordinary shares available for future grant under Fabrinet’s 2010 Performance Incentive Plan (“2010 Plan”). The 1999 Plan and 2010 Plan are collectively referred to as the “Share Option Plans”.

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

The following table summarizes share options activity:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 28, 2013	1,277,311	750,949	$15.37
Granted	—		—	—
Exercised	(351,435)		$13.00
Forfeited	(26,276)		$15.54
Expired	(33,710)		$16.93

Balance as of June 27, 2014	865,890	666,305	$16.27
Granted	—		—	—
Exercised	(56,968)		$14.67
Forfeited	(8,347)		$15.90
Expired	(8,556)		$21.44

Balance as of June 26, 2015	792,019	758,451	$16.33
Granted	—		—	—
Exercised	(325,530)		$16.83
Forfeited	(755)		$17.10
Expired	(1,400)		$23.62

Balance as of June 24, 2016	464,334	464,334	$15.95

Expected to vest as of June 24, 2016	464,334		$15.95

The fair value of each share options grant was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and management estimate to determine.

The total fair value of shares vested during the years ended June 24, 2016, June 26, 2015 and June 27, 2014 was $0.2 million, $1.1 million and $2.0 million, respectively. The total intrinsic value of options exercised during the years ended June 24, 2016 June 26, 2015 and June 27, 2014 was $3.6 million, $0.2 million and $2.2 million, respectively. In conjunction with these exercises, there was no tax benefit realized by the Company due to the fact that it is exempted from income tax. The amount of cash received from the exercise of share options was $5.5 million during the year ended June 24, 2016.

Valuation Method—The Company estimated the fair value of the Company’s ordinary shares to be used in the BSM by taking into consideration a number of assumptions, as discussed below.

Expected Dividend—The Company used zero as an annualized dividend yield since it did not anticipate paying any cash dividends in the near future.

Expected Volatility—The Company determined the expected volatility based on the Company’s historical volatility over the last four years.

Risk-Free Interest Rate—The Company based the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the option.

Expected Term—Expected terms used in the BSM represent the periods that the company’s share options are expected to be outstanding and are determined based on the Company’s historical experience of similar awards, giving consideration to the contractual terms of the share options, vesting schedules and expectations of future employee behavior.

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

Fair Value—The fair value of Fabrinet’s share options granted to employees was estimated using the weighted-average for each assumption of expected volatility, risk-free rate of return, and expected term.

The following table summarizes information for share options outstanding as of June 24, 2016 under the share options plan:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (amount in thousands)
	5	$5.75	0.40
	255,428	$16.83	1.30
	30,000	$15.05	1.36
	5,900	$25.50	1.56
	2,400	$26.16	1.61
	9,943	$15.16	2.15
	155,066	$14.12	2.38
	5,550	$18.60	2.68
	42	$12.83	2.87

Options outstanding	464,334		1.71	$8,830

Options exercisable	464,334		1.71	$8,830

Expected to vest as of June 24, 2016	464,334		1.71	$8,830

As of June 24, 2016, there was no unrecognized compensation cost under the Share Option Plans.

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

On May 24, 2015, the Company entered into an amended and restated employment agreement with an executive of the Company that provides for accelerated vesting of equity awards under certain circumstances. Under the agreement, any equity award granted to the executive after February 20, 2017, shall vest over a period not longer than two years following the applicable grant date. If the executive’s employment with the Company continues through and including February 20, 2017, any outstanding equity award grants before February 20, 2017 will become 100% vested.

The following table summarizes restricted share unit activity:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2013	545,668	$12.81
Granted	479,894	$15.37
Issued	(184,773)	$12.98
Forfeited	(78,494)	$14.25

Balance as of June 27, 2014	762,295	$14.23
Granted	666,582	$17.53
Issued	(247,593)	$14.44
Forfeited	(40,357)	$16.68

Balance as of June 26, 2015	1,140,927	$16.03
Granted	654,589	$21.15
Issued	(507,621)	$15.60
Forfeited	(106,493)	$18.34

Balance as of June 24, 2016	1,181,402	$18.34

Expected to vest as of June 24, 2016	1,076,704	$18.65

The fair value of restricted share units is based on the market value of our ordinary shares on the date of grant.

The total fair value of restricted share units vested during the year ended June 24, 2016, June 26, 2015 and June 27, 2014 was $7.9 million, $3.6 million and $2.4 million, respectively. The aggregate intrinsic value of restricted share units outstanding as of June 24, 2016 was $41.3 million.

As of June 24, 2016, there was $8.8 million of unrecognized share-based compensation expense related to restricted share units under the 2010 Plan that is expected to be recorded over a weighted-average period of 2.72 years.

For the years ended June 24, 2016 and June 26, 2015, the Company withheld an aggregate of 114,359 shares and 19,679 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For fiscal year 2016 and fiscal year 2015, the Company then remitted cash of $2.5 million and $0.4 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

14.	Employee benefit plans

Employee contribution plan

The Company operates a defined contribution plan, known as a provident fund, in its subsidiary in Thailand. The assets of this plan are in a separate trustee-administered fund. The provident fund is funded by matching payments from employees and by the subsidiary on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company’s contributions to the provident fund amounted to $2.8 million, $2.3 million and $2.1 million during the years ended June 24, 2016, June 26, 2015 and June 27, 2014, respectively.

The Company sponsors the Fabrinet U.S. 401(k) Retirement Plan (“401(k) Plan”), a Defined Contribution Plan under ERISA, at its subsidiaries in the United States which provides retirement benefits for eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to

80% of their annual compensation, subject to annual contributions limits established by the Internal Revenue Service. The Company provides for a 100% match of employees’ contributions to the 401(k) Plan up to the first 6% of annual compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $0.5 million, $0.3 million and $0.2 million during the years ended June 24, 2016, June 26, 2015 and June 27, 2014, respectively.

Executive incentive plan and employee performance bonuses

For the years ended June 24, 2016 and June 26, 2015, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP earnings per share targets as well as qualitative objectives, based on achieving individual performance goals for the applicable fiscal year. For the year ended June 27, 2014, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and gross margin targets as well as qualitative objectives, based on achieving individual performance goals for the fiscal year. During the years ended June 24, 2016, June 26, 2015 and June 27, 2014, discretionary merit-based bonus awards were also available to Fabrinet’s non-executive employees.

Bonus distributions to employees were $7.5 million, $6.0 million and $5.1 million for the years ended June 24, 2016, June 26, 2015 and June 27, 2014, respectively.

15.	Shareholders’ equity

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the year ended June 24, 2016, Fabrinet issued 325,530 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $16.83 per share, and 393,262 ordinary shares upon the vesting of restricted share units, net of shares withheld.

For the year ended June 26, 2015, Fabrinet issued 56,968 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $14.67 per share, and 227,914 ordinary shares upon the vesting of restricted share units, net of shares withheld.

For the year ended June 27, 2014, Fabrinet issued 351,435 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $13.00 per share, and 166,370 ordinary shares upon the vesting of restricted share units, net of shares withheld.

All such issued shares are fully paid.

16.	Accumulated other comprehensive income (loss)

The changes in AOCI by component for the years ended June 24, 2016 and June 26, 2015 were as follows:

(amount in thousands)	Unrealized net (Losses)/Gains on Marketable Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Total
Balance as of June 27, 2014	$—	$—	$—
Other comprehensive income before reclassification	(193)	—	(193)
Amounts reclassified from AOCI	149	—	149
Tax effects	—	—	—

Other comprehensive income	(44)	—	(44)

Balance as of June 26, 2015	(44)	—	(44)
Other comprehensive income before reclassification	637	(298)	339
Amounts reclassified from AOCI	(194)	490	296
Tax effects	—	—	—

Other comprehensive income	443	192	635

Balance as of June 24, 2016	$399	$192	$591

The following table presents the pre-tax amounts reclassified from AOCI into the consolidated statements of operations and comprehensive income for the year ended June 24, 2016 and June 26, 2015, respectively (amounts in thousands).

		Years ended
AOCI components	Financial statements line item	June 24, 2016	June 26, 2015
Unrealized (losses) gains on marketable securities	Interest income	$(194)	$149
Unrealized gains on derivative instruments	Cost of revenues	471	—
	Selling, general and administrative expenses	19	—

Total amounts reclassified from AOCI		$296	$149

17.	Commitments and contingencies

Bank guarantees

As of June 24, 2016 and June 26, 2015, there were outstanding bank guarantees given by bank on behalf of our subsidiary in Thailand for electricity usage and other normal business amounting to $0.8 million.

Operating lease commitments

The Company leases a portion of its capital equipment, vehicle, and certain land and buildings for its facilities in Thailand, Cayman Islands, China and the United States under operating lease arrangements that expire in various years through 2021. Rental expense under these operating leases amounted to $1.2 million, $1.1 million and $0.8 million for the years ended June 24, 2016, June 26, 2015 and June 27, 2014, respectively.

As of June 24, 2016, the future minimum lease payments due under non-cancelable operating leases during each fiscal year were as follows:

(amount in thousands)
2017	$1,347
2018	1,275
2019	718
2020	510
2021	113

Total future minimum operating lease payments	$3,963

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

As of June 24, 2016, the Company had an outstanding commitment to third parties of $22.2 million, mainly related to the construction of a new manufacturing building at the Company’s Chonburi Campus.

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

18.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of June 24, 2016, June 26, 2015 and June 27, 2014, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customer. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Years Ended
(amount in thousands)	June 24, 2016	June 26, 2015	June 27, 2014
North America	$525,161	$370,836	$326,647
Asia-Pacific	351,033	309,941	230,314
Europe	100,553	92,810	120,893

Total	$976,747	$773,587	$677,854

As of June 24, 2016 and June 26, 2015, the Company had approximately $34.7 million and $31.8 million, respectively, of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

The following table presents revenues by end market:

	Years Ended
(amount in thousands)	June 24, 2016	June 26, 2015	June 27, 2014
Optical communications	$727,580	$553,245	$484,071
Lasers, sensors, and other	249,167	220,342	193,783

Total	$976,747	$773,587	$677,854

Significant customers

Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Years Ended
	June 24, 2016		June 26, 2015	June 27, 2014
Lumentum Operations LLC	20%		20%	24%
Oclaro, Inc.	*	(1)	10%	22%

(1)	Less than 10% of total revenue.

Accounts receivable from individual customers representing 10% or more of accounts receivable as of June 24, 2016, June 26, 2015 and June 27, 2014, respectively, were as follows:

	Years Ended
	June 24, 2016	June 26, 2015	June 27, 2014
Lumentum Operations LLC	18%	19%	23%
Valeo	11%	11%	10%
Oclaro, Inc.	* (1)	* (1)	14%

(1)	Less than 10% of total accounts receivable.

19.	Financial instruments

Objectives and significant terms and conditions

The principal financial risks faced by the Company are foreign currency risk and interest rate risk. The Company borrows at floating rates of interest to finance its operations. A minority of sales and purchases and a majority of labor and overhead costs are entered into in foreign currencies. In order to manage the risks arising from fluctuations in currency exchange rates, the Company uses derivative instruments. Trading for speculative purposes is prohibited under Company policies.

The Company enters into short-term foreign currency forward and option contracts to manage foreign currency exposures associated with certain assets, liabilities and other forecasted foreign currency transactions and may designate these instruments as hedging instruments. The foreign currency forward and option contracts generally have maturity of up to six months. All foreign currency exchange contracts are recognized on the consolidated balance sheets at fair value. Gain or loss on the Company’s derivative instruments generally offset the assets, liabilities and transactions economically hedged.

Foreign currency risk

The Company operates internationally and is exposed to foreign exchange risk arising from various currency exposures primarily with respect to the Thai baht and Chinese Renminbi (“RMB”).

As of June 24, 2016 and June 26, 2015, the Company had outstanding foreign currency assets and liabilities as follows:

	As of June 24, 2016		As of June 26, 2015
(amount in thousands)	Currency	$	Currency	$
Assets
Thai baht	834,536	$23,594	377,785	$11,596
RMB	14,835	2,255	67,455	11,029

Total		$25,849		$22,625

Liabilities
Thai baht	1,517,782	$42,912	860,425	$26,410
RMB	24,654	3,748	20,461	3,347

Total		$46,660		$29,757

The Thai baht assets represent cash and cash equivalents, accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses and other payables. The Company manages its exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 24, 2016 and June 26, 2015, there was $84.5 million in forward contracts and $41.0 million in options contracts, respectively, outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of June 24, 2016 and June 26, 2015, there were no selling RMB to U.S. dollar forward contracts outstanding.

For fiscal year 2016 and fiscal year 2015, we recorded unrealized loss of $1.8 million and $0.4 million, respectively, related to derivatives that are not designated as hedging instruments in our consolidated statements of operations and comprehensive income.

Interest Rate Risk

The Company’s principal interest bearing assets are time deposits and short-term investments with maturities of three months or less held with high quality financial institutions. The Company’s principal interest bearing liabilities are bank loans which bear interest at floating rates.

20.	Income related to flooding

During the week of August 10, 2015, the Company’s subsidiary in China temporarily suspended production in its manufacturing facility due to flooding caused by Typhoon Soudelor and resumed operations on

August 15, 2015. During the year ended June 24, 2016, the Company recognized income related to flooding of $0.04 million, which consisted of a $0.90 million final payment from an insurer against the Company’s claim for flood damage, offset by expenses in relation to flood of $0.86 million, which mainly consisted of $0.6 million of repaired cost of equipment and $0.2 million of inventory losses.

During the year ended June 27, 2014, the Company recognized income related to severe flooding during fiscal year 2012 of $44.7 million, which mainly consisted of a $45.2 million final payment from the Company’s insurers against its claims for owned and consigned equipment and inventory, offset by $0.5 million of other expenses from write-offs of advance payments to a customer due to flood-related losses in Thailand.

21.	Expenses related to reduction in workforce

As part of the Company’s ongoing efforts to achieve greater efficiencies in all areas of its business, during the year ended June 26, 2015, the Company implemented a reduction in workforce and incurred expenses of approximately $1.2 million which represented severance and benefits costs incurred for the termination of approximately 100 employees in accordance with contractual obligations and local regulations.

22.	Subsequent event

Separation agreement

During August 2016, the Company incurred severance expenses of approximately $0.7 million in connection with a separation agreement which the Company entered into with an employee who resigned in July 2016.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following tables set forth a summary of the Company’s quarterly financial information for each of the four quarters in the fiscal years ended June 24, 2016 and June 26, 2015:

	Three Months Ended
(in thousands, except per share data)	Jun 24, 2016	Mar 25, 2016	Dec 25, 2015	Sep 25, 2015	Jun 26, 2015	Mar 27, 2015	Dec 26, 2014	Sep 26, 2014
Total revenues	$276,388	$250,888	$233,038	$216,433	$206,456	$189,453	$188,353	$189,325

Gross profit	$33,842	$31,177	$28,493	$26,011	$24,549	$21,657	$21,061	$20,506

Net income	$19,669	$20,822	$19,803	$1,603	$13,035	$10,845	$8,726	$11,036

Basic net income per share:
Net income	$0.55	$0.58	$0.55	$0.05	$0.37	$0.31	$0.25	$0.31

Weighted-average shares used in basic net income per share calculations	36,075	35,964	35,812	35,579	35,431	35,406	35,349	35,230

Diluted net income per share:
Net income	$0.53	$0.56	$0.54	$0.04	$0.36	$0.30	$0.24	$0.31

Weighted-average shares used in diluted net income per share calculations	37,258	37,089	36,826	36,315	36,320	36,110	35,917	35,587

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)), as of the end of the period covered by this Annual Report on Form 10-K. Based on their evaluation, our management concluded that our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in reports we file or submit under the Exchange Act, (i) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission, and (ii) is accumulated and communicated to Fabrinet’s management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 24, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of June 24, 2016. In making this assessment, management used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of the end of fiscal year 2016, based on the criteria in Internal Control—Integrated Framework (2013) issued by COSO. The effectiveness of our internal control over financial reporting as of June 24, 2016 has been audited by PricewaterhouseCoopers ABAS Ltd., an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “2016 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION.

Information responsive to this item is incorporated herein by reference to our 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information responsive to this item is incorporated herein by reference to our 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information responsive to this item is incorporated herein by reference to our 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information responsive to this item is incorporated herein by reference to our 2016 Proxy Statement.

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

(b) Exhibits: See Item 15(a)(3), above.

(c) Financial Statement Schedules: See Item 15(a)(2), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 17, 2016.

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

Signature	Title	Date

/S/ DAVID T. MITCHELL David T. Mitchell	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	August 17, 2016

/S/ TOH-SENG NG Toh-Seng Ng	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 17, 2016

/S/ HOMA BAHRAMI Homa Bahrami	Director	August 17, 2016

/S/ THOMAS F. KELLY Thomas F. Kelly	Director	August 17, 2016

/S/ FRANK H. LEVINSON Frank H. Levinson	Director	August 17, 2016

/S/ ROLLANCE E. OLSON Rollance E. Olson	Director	August 17, 2016

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	3.1	May 3, 2010	333-163258

4.1	Specimen Ordinary Share Certificate	S-1/A	4.1	June 14, 2010	333-163258

4.2	Registration Rights Agreement, dated June 22, 2010, by and among the registrant, Asia Pacific Growth Fund III, L.P., H&Q Asia Pacific, Ltd., the David T. Mitchell Separate Property Trust, the Gabriel T. Mitchell Trust, the Alexander T. Mitchell Trust, the Sean T. Mitchell Trust, JDS Uniphase Corporation and Shea Ventures, LLC	S-1/A	10.26	June 14, 2010	333-163258

4.3	Amendment No. 1 to Registration Rights Agreement, dated February 6, 2013, among Fabrinet, Asia Pacific Growth Fund III, L.P., H&Q Asia Pacific, Ltd., the David T. Mitchell Separate Property Trust, the Gabriel T. Mitchell Trust, the Alexander T. Mitchell Trust and the Sean T. Mitchell Trust	8-K	4.1	February 8, 2013	001-34775

10.1.1+	Fabrinet 2010 Performance Incentive Plan, as amended	10-K	10.2.1	October 16, 2014	001-34775

10.1.2+	Form of Share Option Agreement under the Fabrinet 2010 Performance Incentive Plan	10-Q	10.2	February 5, 2013	001-34775

10.1.3+	Form of Restricted Share Agreement under the Fabrinet 2010 Performance Incentive Plan	10-Q	10.3	February 5, 2013	001-34775

10.1.4+	Form of Restricted Share Unit Agreement under the Fabrinet 2010 Performance Incentive Plan	10-Q	10.4	February 5, 2013	001-34775

10.2+	Amended and Restated Employment Agreement, dated May 24, 2015, by and between David T. Mitchell and the registrant	10-K	10.3	August 19, 2015	001-34775

10.3+	Amended and Restated Offer Letter, dated February 5, 2015, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	8-K	10.1	February 12, 2015	001-34755

10.4+	Employment Agreement, dated July 1, 2007, by and between Dr. Harpal Gill and Fabrinet Co., Ltd.	S-1	10.5	November 7, 2007	333-147191

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.5+	Description of Fiscal 2016 Executive Incentive Plan	8-K, Item 5.02	N/A	August 19, 2015	001-34755

10.6+	Description of Fiscal 2015 Executive Incentive Plan	8-K, Item 5.02	N/A	November 3, 2014	001-34755

10.7+	Description of Fiscal 2016 Long-Term Equity Plan	8-K, Item 5.02	N/A	August 28, 2015	001-34755

10.8+	Offer Letter, dated November 5, 2015, between Hong Hou and Fabrinet USA, Inc.	10-Q	10.1	May 3, 2016	001-34755

10.9+	Amended and Restated Offer Letter, dated February 5, 2015, between the registrant and Toh-Seng Ng	8-K	10.2	February 12, 2015	001-34755

10.10+	Form of Indemnification Agreement	S-1/A	10.10	January 28, 2010	333-163258

10.11	Manufacturing Agreement, dated May 29, 2005, by and between the registrant and FBN New Jersey Holdings Corp.	S-1	10.10	November 7, 2007	333-147191

10.12	Manufacturing Agreement, dated January 2, 2000, by and between the registrant and Fabrinet Co., Ltd.	S-1	10.11	November 7, 2007	333-147191

10.13	Administrative Services Agreement, dated January 2, 2000, by and between the registrant and Fabrinet USA, Inc.	S-1	10.12	November 7, 2007	333-147191

10.14	Administrative Services Agreement, dated July 3, 2008, by and between the registrant and Fabrinet Pte. Ltd.	S-1	10.14	November 20, 2009	333-163258

10.15.1	Credit Agreement, dated as of May 22, 2014, by and among Fabrinet, the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative agent.	8-K	10.1	May 22, 2014	001-34775

10.15.2	First Amendment to Credit Agreement, effective as of September 25, 2014, by and among Fabrinet, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent.	10-Q	10.1	November 5, 2014	001-34775

10.15.3	Second Amendment to Credit Agreement, dated as of February 26, 2015, by and among Fabrinet, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent.	8-K	10.1	March 2, 2015	001-34775

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.15.4	Third Amendment to Credit Agreement, dated as of July 31, 2015, by and among Fabrinet, the designated borrowers party thereto, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent.	8-K	10.1	August 5, 2015	001-34775

10.16	Security and Pledge Agreement, dated as of May 22, 2014, by and between Fabrinet and Bank of America, N.A. as administrative agent.	8-K	10.2	May 22, 2014	001-34775

10.17	Lease Agreement, dated July 1, 2013, by and between Donly Corporation and FBN New Jersey Manufacturing, Inc. DBA VitroCom	10-K	10.16	August 16, 2013	001-34775

10.18†	Primary Contract Manufacturing Agreement, dated January 1, 2008, by and between JDS Uniphase Corporation and the registrant	S-1/A	10.27	January 19, 2010	333-163258

10.19	Facility Agreement, dated April 25, 2014, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Company Limited	10-K	10.21	October 16, 2014	001-34775

10.20	Facility Agreement, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co., Ltd.	8-K	10.1	August 16, 2011	001-34755

10.21	General Terms and Conditions of Facility, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co., Ltd.	8-K	10.2	August 16, 2011	001-34755

10.22	Confirmation for Cross Currency Swap Transaction, dated May 12, 2011, between TMB Bank Public Company Limited, Fabrinet and Fabrinet Co., Ltd.	8-K	10.3	August 16, 2011	001-34755

10.23	Land Purchase Agreement, dated September 2, 2015, by and among Fabrinet Co., Ltd. and Hemaraj Land and Development Public Company Limited	10-Q	10.4	November 3, 2015	001-34775

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.24	Construction Contract, dated October 30, 2015, by and among Fabrinet Co., Ltd. and Standard Performance Co., Ltd.	10-Q	10.1	February 2, 2016	001-34775

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers ABAS Ltd.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been requested for portions of this exhibit.