Form 10-Q
period 2016-09-30
Fabrinet
filed 2016-11-09
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

As of November 4, 2016, the registrant had 36,856,532 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2016

Page No.
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2016 and June 24, 2016	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2016 and September 25, 2015	4

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2016 and September 25, 2015	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION	39

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6. Exhibits	53

Signature	54

Exhibit Index	55

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	September 30, 2016	June 24, 2016

Assets
Current assets
Cash and cash equivalents	$105,860	$142,804
Marketable securities	147,702	141,709
Trade accounts receivable, net	212,684	196,145
Inventory, net	205,484	181,499
Deferred tax assets	—	1,358
Prepaid expenses	3,511	3,114
Other current assets	5,210	6,662

Total current assets	680,451	673,291

Non-current assets
Restricted cash in connection with business acquisition	3,379	—
Property, plant and equipment, net	205,845	178,410
Intangibles, net	5,091	499
Goodwill	2,994	—
Deferred tax assets	2,503	1,806
Deferred debt issuance costs on revolving loan and other non-current assets	1,040	1,851

Total non-current assets	220,852	182,566

Total Assets	$901,303	$855,857

Liabilities and Shareholders’ Equity
Current liabilities
Bank borrowings, net of unamortized debt issuance costs	$37,516	$24,307
Trade accounts payable	179,741	172,052
Fixed assets payable	19,694	20,628
Capital lease liability, current portion	122	—
Income tax payable	3,077	2,010
Accrued payroll, bonus and related expenses	12,417	12,300
Accrued expenses	6,462	8,072
Other payables	10,214	16,356

Total current liabilities	269,243	255,725

Non-current liabilities
Long-term loan from bank, non-current portion, net of unamortized debt issuance costs	32,759	36,100
Deferred tax liability	—	854
Capital lease liability, non-current portion	1,556	—
Deferred liability in connection with business acquisition	3,379	—
Severance liabilities	7,154	6,684
Other non-current liabilities	2,179	2,075

Total non-current liabilities	47,027	45,713

Total Liabilities	316,270	301,438

Commitments and contingencies (Note 16)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of September 30, 2016 and June 24, 2016)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 36,700,468 shares and 36,156,446 shares issued and outstanding as of September 30, 2016 and June 24, 2016, respectively)	367	362
Additional paid-in capital	109,772	102,325
Accumulated other comprehensive income	987	591
Retained earnings	473,907	451,141

Total Shareholders’ Equity	585,033	554,419

Total Liabilities and Shareholders’ Equity	$901,303	$855,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
(in thousands of U.S. dollars, except per share amounts)	September 30, 2016	September 25, 2015
Revenues	$332,043	$216,433
Cost of revenues	(292,435)	(190,422)

Gross profit	39,608	26,011
Selling, general and administrative expenses	(15,832)	(11,900)
Other expense related to flooding	—	(864)

Operating income	23,776	13,247
Interest income	437	442
Interest expense	(1,322)	(402)
Foreign exchange gain (loss), net	1,657	(10,492)
Other income	143	103

Income before income taxes	24,691	2,898
Income tax expense	(1,925)	(1,295)

Net income	22,766	1,603

Other comprehensive income, net of tax:
Change in net unrealized (loss) gains on marketable securities	(187)	87
Change in net unrealized loss on derivative instruments	(158)	—
Change in foreign currency translation adjustment	741	—

Total other comprehensive income, net of tax	396	87

Net comprehensive income	$23,162	$1,690

Earnings per share
Basic	$0.63	$0.05
Diluted	$0.61	$0.04

Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	36,404	35,579
Diluted	37,330	36,315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(in thousands of U.S. dollars)	September 30, 2016	September 25, 2015

Cash flows from operating activities
Net income for the period	$22,766	$1,603
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,113	4,063
Gain on disposal of property, plant and equipment	(40)	(26)
Loss from sales and maturities of available-for-sale securities	100	92
Amortization of investment premium	166	298
Amortization of deferred debt issuance costs	908	171
Allowance for doubtful accounts (reversal of)	3	(4)
Unrealized (gain) loss on exchange rate and fair value of derivative instruments	(1,913)	10,855
Share-based compensation	5,611	2,673
Deferred income tax	311	157
Other non-cash expenses	453	386
(Reversal of) inventory obsolescence	(62)	150
Loss from written-off inventory due to flood loss	—	233
Changes in operating assets and liabilities
Trade accounts receivable	(11,876)	(4,948)
Inventory	(21,290)	(13,150)
Other current assets and non-current assets	3,285	(668)
Trade accounts payable	3,103	3,053
Income tax payable	1,035	707
Other current liabilities and non-current liabilities	(8,675)	(1,106)

Net cash (used in) provided by operating activities	(1,002)	4,539

Cash flows from investing activities
Purchase of marketable securities	(32,737)	(38,773)
Proceeds from sales of marketable securities	13,061	16,687
Proceeds from maturities of marketable securities	13,230	12,528
Payments in connection with business acquisition, net of cash acquired	(9,664)	—
Restricted cash in connection with business acquisition	(3,379)	—
Purchase of property, plant and equipment	(27,090)	(8,452)
Purchase of intangibles	(178)	(68)
Deposits for land purchase	—	(2,352)
Proceeds from disposal of property, plant and equipment	107	28

Net cash used in investing activities	(46,650)	(20,402)

Cash flows from financing activities
Payment of debt issuance costs	—	(353)
Proceeds from revolving loans	13,500	—
Repayment of long-term loans from bank	(4,900)	(1,500)
Proceeds from issuance of ordinary shares under employee share option plans	2,708	1,547
Withholding tax related to net share settlement of restricted share units	(867)	(878)

Net cash provided by (used in) financing activities	10,441	(1,184)

Net decrease in cash and cash equivalents	(37,211)	(17,047)

Movement in cash and cash equivalents
Cash and cash equivalents at beginning of period	142,804	112,978
Decrease in cash and cash equivalents	(37,211)	(17,047)
Effect of exchange rate on cash and cash equivalents	267	(466)

Cash and cash equivalents at end of period	$105,860	$95,465

Non-cash investing and financing activities
Construction and equipment-related payables	$19,694	$5,123

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

The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products, such as optical communication components, modules and sub-systems, industrial lasers, medical devices and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and testing. The Company focuses primarily on the production of low-volume, high-mix products. The principal subsidiaries of Fabrinet include Fabrinet Co., Ltd. (“Fabrinet Thailand”), Casix, Inc. (“Casix”) and Fabrinet West, Inc. (“Fabrinet West”).

2.	Accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements for Fabrinet as of September 30, 2016 and for the three months ended September 30, 2016 and September 25, 2015 includes normal recurring adjustments, necessary for a fair presentation of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 24, 2016.

The balance sheet as of June 24, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 30, 2016 may not be indicative of results for the year ending June 30, 2017 or any future periods.

Where necessary, comparative figures have been reclassified to conform to the current period accounting policies and presentation adopted.

On September 14, 2016, the Company acquired 100% of the shares of Global CEM Solutions, Ltd. and all of its subsidiaries, a privately-held group located in Wiltshire, United Kingdom (“Exception EMS”). The unaudited condensed consolidated financial statements of the Company include the financial position, results of operations and the cash flows of Exception EMS commencing as of the acquisition date. See Note 8 - Business acquisitions for further details on the accounting for this transaction.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of total revenues and expenses during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for doubtful accounts, income taxes, inventory obsolescence and valuation of intangible assets related to business acquisition, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that estimates or assumptions prove to differ from actual results, adjustments will be made in subsequent periods to reflect more current information.

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended September 30, 2016 and September 25, 2015 each consisted of 14 weeks and 13 weeks, respectively. Fiscal year 2017 will be comprised of 53 weeks and will end on June 30, 2017.

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

Derivatives

The derivatives assets and liabilities are recognized on the consolidated balance sheets as other current assets or accrued expenses measured at fair value.

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

The Company also enters into derivative contracts that are intended to economically hedge certain of the Company’s risks. The changes in the fair value of the derivatives are recorded directly in earnings as a component of other income (expense), net. In accordance with the fair value measurement guidance, the Company’s accounting policy is to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company executes derivative instruments with financial institutions that are credit-worthy, defined as institutions that hold an investment grade credit rating.

Business acquisition

For the acquisition of Exception EMS, the Company allocated the fair value of purchase consideration to the assets acquired and liability assumed based on their fair values at the acquisition date. The total consideration and the allocation of consideration to the individual net assets is preliminary, as there are remaining uncertainties to be resolved, including the settlement of the final net working capital adjustment and the finalization of the estimated fair value attributable to the acquired intangible assets.

The acquired intangible assets include customer relationships and backlog and are recorded as intangibles in the unaudited condensed consolidated balance sheets. The fair value of the acquired intangible assets was determined based on the multi-period excess earnings method. The Company reviews intangibles for impairment annually or whenever changes or circumstances indicate the carrying amount may not be recoverable.

In connection with the business acquisition, $3.4 million of cash for deferred consideration was placed into an escrow account which is under the Company controls. However, the Company has contractually agreed to remit this deferred consideration to the sellers of Exception EMS, subject to the resolution of claims that the Company may make against the funds with respect to indemnification and other claims within 24 months from the closing date of the transaction. The cash is presented as restricted cash in the unaudited condensed consolidated balance sheets and the related liability is presented within non-current liabilities for the deferred consideration.

Goodwill

Goodwill arising from the acquisition is primarily attributable to the ability to expand future products and services and the assembled workforce. Goodwill is reviewed annually for impairment or more frequently whenever changes or circumstances indicate the carrying amount of goodwill may not be recoverable.

Capital lease

Certain machine and equipment held under capital leases are classified as property, plant and equipment and amortized using the straight-line method over the terms of the lease contracts. The related obligations from the capital lease are recorded as liabilities in the unaudited condensed consolidated balance sheets.

New Accounting Pronouncements – not yet adopted by the Company

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, “Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other Than Inventory,” which eliminates the exception for an intra-entity transfer of an asset other than inventory that prohibits the recognition of current and deferred income taxes until the asset has been sold to an outside party. The entity should recognize income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. For public entities, this update is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” The amendments in this ASU provide guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment award transactions, including, the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, for public companies. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815, does not, in and of itself, require designation of the hedging relationship, provided that all other hedge accounting criteria continue to be met. This guidance is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Lease (Topic 842).” The core principle of Topic 842 is that a lessee should recognize the lease assets and liabilities that arise from leases in the statement of financial position. For public business entities, this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This new guidance requires certain equity investments to be measured at fair value, use of the exit price notion and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The ASU on recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The update provides the guidance that an entity, that measured inventory by using first-in, first-out or average cost, should measure inventory at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. The update is effective for fiscal years beginning after December 15, 2016, including interim periods within these fiscal years. This update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting date. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments require management to evaluate, for each annual and interim reporting period, an entity’s ability to continue as a going concern when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations that become due within one year after the date that the financial statements are issued (or available to be issued). This ASU is effective for annual periods and interim reporting periods beginning after December 15, 2016. The Company does not expect that the adoption of this update will have an effect on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606), issued as a new Topic, Accounting Standards Codification.” The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for public companies, as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application of this guidance is permitted, but not before the original date of December 15, 2016, which can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. Subsequently, in March 2016 and April 2016, the FASB issued ASU 2016-08 and ASU 2016-10, to clarify the implementation guidance on principle versus agent considerations and address the potential diversity in practice at initial application and cost; and the complexity of applying Topic 606, both at transition and on an ongoing basis related to identification of performance obligations and licensing arrangements; and ASU 2016-12, in May 2016, to improve in certain aspects of Topic 606, with the same effective date as ASU 2015-14. The Company will adopt this standard during its fiscal year ending June 28, 2018. In the current period, the Company is assessing the contracts with its customers to identify the impact to its consolidated financial statements. The process is still ongoing and the Company expects to make significant progress in the coming quarters.

New Accounting Pronouncements – adopted by the Company

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which will require entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as non-current in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and non-current in a classified balance sheet. The Company adopted of this update early. Accordingly, as of September 30, 2016, DTAs of $1.2 million were classified to non-current in the unaudited condensed consolidated balance sheets. The Company adopted this update on a prospective basis and did not change the presentation of the comparative period.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” which require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Company has adopted of this update and applied it on a prospective basis.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. Additionally, in August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” to amend ASU 2015-03. The Company has adopted this amendment retrospectively. As of September 30, 2016 and June 24, 2016, debt issuance costs of $0.5 million and $0.6 million, respectively, related to a recognized debt liability are presented in the balance sheet as a direct reduction of the carrying amount of the related debts.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The Company has adopted this update with no impact to the unaudited condensed consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The objective of this amendment is to reduce the complexity in accounting standards by eliminating the concept of extraordinary items from U.S. GAAP. To meet for extraordinary classification the underlying event or transaction should (a) possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity and (b) not reasonably be expected to recur in the foreseeable future. The Company has adopted this update with no impact to the unaudited condensed consolidated financial statements.

3.	Earnings per ordinary share

Basic earnings per ordinary share is computed by dividing reported net income by the weighted-average number of ordinary shares outstanding during each period. Diluted earnings per ordinary share is computed by calculating the effect of potential dilutive ordinary shares outstanding during the period using the treasury stock method. Dilutive ordinary equivalent shares consist of share options, restricted share units and performance share units. Earnings per ordinary share was calculated as follows:

	Three Months Ended
(amount in thousands except per share amounts)	September 30, 2016	September 25, 2015

Net income attributable to shareholders	$22,766	$1,603

Weighted-average number of ordinary shares outstanding (thousands of shares)	36,404	35,579
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	926	736

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,330	36,315

Basic earnings per ordinary share	$0.63	$0.05
Diluted earnings per ordinary share	$0.61	$0.04

Outstanding share options excluded in the computation of diluted earnings per ordinary share (1)	—	62,304

(1)	These share options were not included in the computation of diluted earnings per ordinary share because the exercise price of the options was greater than the average market price of the underlying shares.

4.	Cash, cash equivalents and marketable securities

The Company’s cash, cash equivalents, and marketable securities can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/(Loss)	Cash and Cash Equivalents	Marketable Securities

As of September 30, 2016
Cash	$105,675	$—	$105,675	$—
Cash equivalents	185	—	185	—
Corporate bonds and commercial papers	116,926	235	—	117,161
U.S. agency and U.S. treasury securities	29,411	(23)	—	29,388
Sovereign and municipal securities	1,153	—	—	1,153

Total	$253,350	$212	$105,860	$147,702

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain	Cash and Cash Equivalents	Marketable Securities

As of June 24, 2016
Cash	$136,754	$—	$136,754	$—
Cash equivalents	6,050	—	6,050	—
Corporate bonds and commercial papers	112,128	394	—	112,522
U.S. agency and U.S. treasury securities	28,028	2	—	28,030
Sovereign and municipal securities	1,154	3	—	1,157

Total	$284,114	$399	$142,804	$141,709

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

The following table summarizes the cost and estimated fair value of marketable securities classified as available-for-sale securities based on stated effective maturities as of September 30, 2016:

(amount in thousands)	Carrying Cost	Fair Value
Due within one year	$16,828	$16,830
Due between one to three years	130,662	130,872

Total	$147,490	$147,702

During the three months ended September 30, 2016, the Company recognized a realized loss of $0.1 million from sales and maturities of available-for-sale securities.

As of September 30, 2016, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the three months ended September 30, 2016.

As of September 30, 2016, cash, cash equivalents, and marketable securities included bank deposits of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement (as defined in Note 11) and comply with covenants. As discussed in Note 11, under the terms and conditions of the Facility Agreement, the Company shall maintain cash, cash equivalents and/or marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits, and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. The Company must comply with the covenant from and after the effective date of the Facility Agreement.

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

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of September 30, 2016
Assets
Cash equivalents	$—	$185		$—	$185
Corporate bonds and commercial papers	—	117,161		—	117,161
U.S. agency and U.S. treasury securities	—	29,388		—	29,388
Sovereign and municipal securities	—	1,153		—	1,153

Total	$—	$147,887		$—	$147,887

Liabilities
Derivative liabilities	$—	$49	(1)	$—	$49

Total	$—	$49		$—	$49

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 24, 2016
Assets
Cash equivalents	$—	$6,050		$—	$6,050
Corporate bonds and commercial papers	—	112,522		—	112,522
U.S. agency and U.S. treasury securities	—	28,030		—	28,030
Sovereign and municipal securities	—	1,157		—	1,157
Derivative assets	—	158	(2)	—	158

Total	$—	$147,917		$—	$147,917

Liabilities
Derivative liabilities	$—	$1,754	(3)	$—	$1,754

Total	$—	$1,754		$—	$1,754

(1)	Foreign currency forward contracts with notional amount of $42.5 million and Canadian dollars 0.4 million.
(2)	Foreign currency forward contracts with notional amount of $7.0 million.
(3)	Foreign currency forward contracts with notional amount of $77.5 million and Canadian dollars 0.6 million.

Derivative Financial Instruments

As a result of foreign currency rate fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency denominated assets and liabilities change. The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency denominated assets and liabilities and other foreign currency transactions. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard. As of September 30, 2016, the Company recognized the fair value of foreign currency forward contracts of $0.05 million as derivative liabilities in the unaudited condensed consolidated balance sheet. As of June 24, 2016, the Company recognized the fair value of foreign currency forward contracts of $0.2 million as derivative assets and $1.7 million as derivative liabilities in the unaudited condensed consolidated balance sheets.

As of September 30, 2016, the Company had no foreign currency forward contract, designated as cash flow hedges. During the three months ended September 30, 2016, the Company discontinued cash flow hedges and recognized a gain from unwinding these forward contracts of $0.3 million in the unaudited condensed consolidated statements of operations and comprehensive income. A gain of $0.01 million in AOCI for the three months ended September 30, 2016 is expected to be reclassified into the earnings within the next 12 months.

As of September 30, 2016, the Company had nine outstanding foreign currency forward contracts with notional amount of $42.5 million and Canadian dollars 0.4 million, maturing during October to December 2016. These foreign currency forward contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollar. During the three months ended September 30, 2016, the Company included unrealized loss of $0.05 million from changes in the fair value of foreign currency contracts in earnings in the unaudited condensed consolidated statements of operations and comprehensive income.

As of September 25, 2015, the Company had 42 outstanding foreign currency options with notional amount of $11.0 million and forward contracts with notional amount of $169.5 million, Canadian dollars 1.0 million and Japanese yen of 0.1 million, maturing during September 2015 to December 2016. These foreign currency forward contracts and options were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollar. During the three months ended September 25, 2015, the Company included unrealized gain of $12.1 million from changes in the fair value of foreign currency contracts in earnings in the unaudited condensed consolidated statements of operations and comprehensive income.

6.	Trade accounts receivable, net

(amount in thousands)	As of September 30, 2016	As of June 24, 2016

Trade accounts receivable	$212,774	$196,178
Less: Allowance for doubtful account	(90)	(33)

Trade accounts receivable, net	$212,684	$196,145

As of September 30, 2016, trade accounts receivable of $1.7 million were secured to short-term loans from bank (see Note 11).

7.	Inventory

(amount in thousands)	As of September 30, 2016	As of June 24, 2016

Raw materials	$66,759	$58,199
Work in progress	106,702	94,762
Finished goods	23,007	21,593
Goods in transit	12,491	9,381

	208,959	183,935
Less: Inventory obsolescence	(3,475)	(2,436)

Inventory, net	$205,484	$181,499

8.	Business acquisition

On September 14, 2016, the Company acquired 100% of the shares of Exception EMS, a privately-held group located in Wiltshire, United Kingdom, for cash consideration of approximately $13.0 million, net of $0.5 million cash acquired. Exception EMS provides contract electronics manufacturing services to the global electronics industry with innovative solutions, adding value to the design, manufacture and testing of printed circuit board assemblies. Pursuant to the acquisition agreement, the Company has placed $3.4 million of cash for deferred consideration in an escrow account which is under the Company controls. However, the Company has contractually agreed to remit this deferred consideration to the sellers of Exception EMS, subject to the resolution of claims that the Company may make against the funds with respect to indemnification and other claims, within 24 months from the closing date of the transaction.

The Company has concluded it is the accounting acquirer for in the transaction and accounted for the acquisition under the provisions of business combinations accounting, in accordance with Accounting Standards Codification Topic 805 – Business Combinations. Accordingly, the estimated fair value of the acquisition consideration was allocated to the assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. The Company has made certain estimates and assumptions in determining the allocation of the acquisition consideration.

The total consideration and the allocation of consideration to the individual Exception EMS net assets is preliminary, as there are remaining uncertainties to be resolved, including the settlement of the final net working capital adjustment and the finalization of the estimated fair value attributable to the acquired intangible assets. As the functional currency of Exception EMS is Pound sterling, as of September 30, 2016, the Company recognized $0.7 million of foreign exchange currency translation adjustment in its unaudited condensed consolidated statements of operations and comprehensive income.

The Company’s preliminary allocation of the total purchase price for the acquisition is summarized below:

(amount in thousands)	Purchase price allocation
Cash	$474
Accounts receivable	4,698
Inventory	2,633
Other current assets	425
Property, plant and equipment	5,660
Intangibles	4,472
Goodwill	2,994
Other non-current assets	509
Current liabilities	(6,792)
Other non-current liabilities	(1,556)

Total fair value of assets acquired and liabilities assumed	$13,517

Total purchase price, net of cash acquired	$13,043

In connection with the Company’s acquisition of Exception EMS, the Company assumed lease agreements for certain machine and equipment, which are accounted for as capital leases. As of September 30, 2016, the Company included approximately $2.2 million of capital lease assets and $1.7 million of capital lease liability in the unaudited condensed consolidated balance sheets associated with these acquired lease agreements.

During the three months ended September 30, 2016, the Company incurred approximately $1.1 million, in transaction costs related to the acquisition, which primarily consisted of legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

Pro forma results of operations for the acquisition have not been presented as they were not material to the Company’s results of operations.

Identifiable intangibles

The acquired intangible assets include customer relationships and backlog. The fair value of the identified intangible assets was determined based on the multi-period excess earnings method.

Customer relationships represent the fair value of future projected revenues that was derived from the sale of products to existing customers of the acquired company. The fair value $4.4 million of customer relationships will be amortized over the respective estimated remaining useful life of ten years.

Backlog represents the fair value of sales orders backlog as of the valuation date. The fair value $0.1 million of backlog will be amortized over the respective estimated remaining useful life of three years.

Goodwill

Goodwill arising from the acquisition is primarily attributable to the ability to expand future products and services and the assembled workforce. Goodwill is not deductible for tax purposes.

9.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of September 30, 2016
Software	$3,915	$(3,296)	$619
Customer relationships	4,372	—	4,372
Backlog	100	—	100

Total intangibles	$8,387	$(3,296)	$5,091

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of June 24, 2016
Software	$3,786	$(3,287)	$499
Customer relationships	—	—	—
Backlog	—	—	—

Total intangibles	$3,786	$(3,287)	$499

In connection with the acquisition of Exception EMS, the Company recorded $4.4 million of customer relationships and $0.1 million of backlog with the weighted-average life of 7.6 years and 2.3 years, respectively.

The Company recorded amortization expense relating to intangibles of $0.03 million and $0.01 million for the three months ended September 30, 2016 and September 25, 2015, respectively.

Based on the carrying amount of intangibles as of September 30, 2016, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousands)
2017 (remaining nine months)	$461
2018	614
2019	614
2020	585
2021	517
Thereafter	2,300

Total	$5,091

10.	Goodwill

In connection with the acquisition of Exception EMS, the Company recorded $3.0 million of goodwill in the unaudited condensed consolidated balance sheets.

The changes in the carrying amount of goodwill were as follows;

(amount in thousands)	Goodwill

Balance as of June 24, 2016	$—
Addition in connection with business acquisition	2,994

Balance as of September 30, 2016	$2,994

Goodwill is not deductible for tax purposes. Goodwill will not be amortized but is reviewed annually for impairment or more frequently whenever changes or circumstances indicate the carrying amount of goodwill may not be recoverable.

11.	Borrowings

The Company’s total borrowings, including short-term and long-term borrowings, consisted of the following:

(amount in thousands)
Rate (1)	Conditions	Maturity	As of September 30, 2016	As of June 24, 2016

Short-term borrowing:
Revolving borrowing:
LIBOR + 1.75% per annum	Repayable in 1 to 6 months	October 2016 (2)	$20,000	$6,500

Short-term loans from bank:
Bank Base rate +1.85% per annum	Repayable based on credit term of secured accounts receivables		1,182	—

Current portion of long-term borrowing			16,600	18,100

			37,782	24,600
Less: Unamortized debt issuance costs			(266)	(293)

			$37,516	$24,307

Long-term borrowing:
LIBOR + 2.8% per annum	Repayable in quarterly installments	March 2017	$3,000	$4,500

Term loan borrowing:
LIBOR +1.75% per annum	Repayable in quarterly installments	May 2019	46,600	50,000

			49,600	54,500
Less: Current portion			(16,600)	(18,100)
Unamortized debt issuance costs			(241)	(300)

Non-current portion			$32,759	$36,100

(1)	LIBOR is London Interbank Offered Rate.
(2)	In October 2016, the maturity date was extended to November 2016.

Under the long-term borrowing contract of a subsidiary, the loan is secured by certain property, plant and equipment of the subsidiary. The carrying amount of assets secured and pledged as collateral to such loan as of September 30, 2016 and June 24, 2016 was $47.0 million and $47.7 million, respectively. This subsidiary is also required to comply with maximum ratios of debt to equity and minimum levels of debt service coverage ratios, and Fabrinet must maintain an effective shareholding ratio. The carrying amounts of bank borrowings approximate their fair value.

As of September 30, 2016 and June 24, 2016, the Company was in compliance with its bank borrowing agreements. In addition to financial ratios, certain of the Company’s credit facilities include customary events of default.

The movements of long-term loans were as follows for the three months ended September 30, 2016 and September 25, 2015:

	Three Months Ended
(amount in thousands)	September 30, 2016	September 25, 2015

Opening balance	$54,500	$10,500
Repayments during the period	(4,900)	(1,500)

Closing balance	$49,600	$9,000

As of September 30, 2016, future maturities of long-term debt during each fiscal year were as follows:

(amount in thousands)
2017 (remaining nine months)	$13,200
2018	13,600
2019	22,800

Total	$49,600

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

On February 26, 2015, the Company entered into the Second Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from May 21, 2015 to July 31, 2015. It also allowed the Company, upon the satisfaction of certain conditions, to designate from time to time one or more of its subsidiaries as borrowers under the Facility Agreement. On July 31, 2015, the Company entered into the Third Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from July 31, 2015 to July 31, 2016. As of September 30, 2016, there were $20.0 million of the revolving borrowing and $46.6 million of the term loan borrowing outstanding under the Facility Agreement, resulting in available credit facilities of $133.4 million. Borrowings under the revolving credit facility are classified as current liabilities in the unaudited condensed consolidated balance sheets as the Company has the periodic option to renew or pay, all or a portion of, the outstanding balance at the end of the maturity date, which is in the range of one to six months, without premium or penalty, upon notice to the administrative agent. During October 2016, the Company sent notices to the bank to renew the maturity date of its revolving borrowings. The bank approved the notices and extended the maturity to November 2016.

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

The Facility Agreement contains customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (1) a minimum tangible net worth of not less than $200.0 million plus 50% of quarterly net income, exclusive of quarterly losses; (2) a minimum debt service coverage ratio of not less than 1.50:1.00; (3) a maximum senior leverage ratio of not more than 2.50:1.00; and (4) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of September 30, 2016, the Company was in compliance with all covenants under the Facility Agreement.

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

Short-term loans from bank

In connection with the business acquisition, the Company assumed a secured borrowing agreement. The loans are secured by trade accounts receivable and the way of chattels mortgage over the plant and machine of Exception EMS. As of September 30, 2016, the carrying amount of trade accounts receivable and plant and machine secured to such loans were $5.5 million and $4.9 million, respectively The secured borrowing agreement contains certain covenants that the Company is required to comply with: (1) the value of credit notes may not exceed 4% of the value of assigned debts measured on a monthly basis, and (2) rolling cash flow must be provided with monthly management information. As of September 30, 2016, the Company was in compliance with all covenants under the secured borrowing agreement.

As of September 30, 2016, the Company drew down from this facility of $1.2 million which is recorded as short-term loans in the unaudited condensed consolidated balance sheets. The agreement bears interest for discount charge at 1.85% per annum above based rate.

Undrawn available credit facilities classified by availability period of future borrowing as of September 30, 2016 and June 24, 2016 were as follows:

(amount in thousands)	September 30, 2016	June 24, 2016

Short-term	$2,999	$1,414
Long-term	$133,400	$143,500

12.	Income taxes

As of September 30, 2016 and June 24, 2016, the liability for uncertain tax positions including accrued interest and penalties was $1.9 million and $1.8 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.

The Company files income tax returns in the United States and foreign tax jurisdictions. The tax years from 2012 to 2016 remain open to examination by U.S. federal and state tax authorities, and foreign tax authorities. The Company’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of each entity in the Company, adjusted for discrete items arising in that quarter. If the Company’s estimated annual effective tax rate changes, the Company makes a cumulative adjustment in that quarter.

The effective tax rate for the Company for the three months ended September 30, 2016 and September 25, 2015 remained flat at 6.7% of net income. The Company’s taxable income and income tax expenses for the three months ended September 30, 2016 increased proportionately on an absolute dollars basis, compared with the three months ended September 25, 2015.

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

The effect of recording share-based compensation expense for the three months ended September 30, 2016 and September 25, 2015 was as follows:

	Three Months Ended
(amount in thousands)	September 30, 2016	September 25, 2015

Share-based compensation expense by type of award:
Share options	$—	$16
Restricted share units	4,820	2,657
Performance share units	791	—

Total share-based compensation expense	5,611	2,673
Tax effect on share-based compensation expense	—	—

Net effect on share-based compensation expense	$5,611	$2,673

Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended
(amount in thousands)	September 30, 2016	September 25, 2015

Cost of revenue	$1,014	$537
Selling, general and administrative expense	4,597	2,136

Total share-based compensation expense	$5,611	$2,673

The Company did not capitalize any share-based compensation expense as part of any asset costs during the three months ended September 30, 2016 and September 25, 2015.

Share-based award activity

Share options have been granted to directors and employees. As of September 30, 2016, there were 5 share options outstanding under Fabrinet’s Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

As of September 30, 2016, there were an aggregate of 306,012 share options outstanding, 1,321,464 restricted share units outstanding and 234,678 performance share units outstanding under Fabrinet’s 2010 Performance Incentive Plan (the “2010 Plan”). As of September 30, 2016, there were 1,404,646 ordinary shares available for future grant under the 2010 Plan. The 1999 Plan and 2010 Plan are collectively referred to as the “Share Option Plans.”

Share options

Fabrinet’s board of directors has the authority to determine the type of option and the number of shares subject to an option. Options generally vest and become exercisable over four years and expire, if not exercised, within seven years of the grant date. In the case of a grantee’s first grant, 25 percent of the underlying shares vest 12 months after the vesting commencement date and 1/48 of the underlying shares vest monthly over each of the subsequent 36 months. In the case of any additional grants to a grantee, 1/48 of the underlying shares vest monthly over four years, commencing one month after the vesting commencement date.

The following summarizes share option activity:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share

Balance as of June 24, 2016	464,334	464,334	$15.95
Granted	—		—	—
Exercised	(158,317)		$17.10
Forfeited	—		—
Expired	—		—

Balance as of September 30, 2016	306,017	306,017	$15.36

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share

Balance as of June 26, 2015	792,019	758,451	$16.33
Granted	—		—	—
Exercised	(98,759)		$15.67
Forfeited	(213)		$14.43
Expired	—		—

Balance as of September 25, 2015	693,047	680,798	$16.42

The following summarizes information for share options outstanding as of September 30, 2016 under the Share Option Plans:

	Range of Exercise Price	Number of Shares Underlying Options	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (amount in thousands)

	$5.75 – $15.05	185,092	1.94
	$15.16 – $16.83	112,375	1.09
	$18.60 – $26.16	8,550	2.02

Options outstanding		306,017	1.63	$8,945

Options exercisable		306,017	1.63	$8,945

As of September 30, 2016, there was no unrecognized compensation cost under the Share Option Plan.

Restricted share units and performance share units

Restricted share units and performance share units are types of share-based awards that may be granted under the 2010 Plan. Restricted share units granted to non-employee directors generally cliff vest 100% on the first of January, approximately one year from the grant date, provided the director continues to serve through such date. Restricted share units granted to employees generally vest in equal installments over three or four years on each anniversary of the vesting commencement date.

Performance share units granted to executives will vest at the end of a two-year performance period based on the Company’s achievement of pre-defined performance criteria, which consist of revenue and gross margin targets. The actual number of performance share units that may vest at the end of the performance period ranges from 0% to 100% of the award grant.

The Company has entered into an employment agreement, as amended on August 12, 2016, with an executive of the Company that provides for accelerated vesting of equity awards under certain circumstances, including upon termination of employment. In addition, if the executive’s employment with the Company continues through and including February 20, 2017, (1) any outstanding equity awards granted to the executive prior to August 2016 will become 100% vested and (2) certain restricted share units granted to the executive in August 2016 will become 100% vested.

The following summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares		Weighted- Average Grant Date Fair Value Per Share

Balance as of June 24, 2016	1,181,402		$18.34
Granted	568,283		$39.53
Issued	(408,874	)(1)	$16.23
Forfeited	(19,347)		$19.12

Balance as of September 30, 2016	1,321,464		$28.10

	Number of Shares		Weighted- Average Grant Date Fair Value Per Share

Balance as of June 26, 2015	1,140,927		$16.02
Granted	499,896		$19.34
Issued	(286,374)		$14.69
Forfeited	(6,587)		$18.11

Balance as of September 26, 2015	1,347,862		$17.09

(1)	Includes 875 shares vested on September 30, 2016, but not settled.

The following summarizes performance share unit activity under the 2010 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2016	—	—
Granted	234,678	$40.48
Issued	—	—
Forfeited	—	—

Balance as of September 30, 2016	234,678	$40.48

As of September 30, 2016, there was $35.3 million of unrecognized share-based compensation expense related to restricted share units under the 2010 Plan that is expected to be recorded over a weighted-average period of 2.77 years.

For the three months ended September 30, 2016 and September 25, 2015, the Company withheld an aggregate of 22,294 shares and 46,016 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the three months ended September 30, 2016 and September 25 2015, the Company then remitted cash of $0.9 million and $0.9 million, respectively, to the appropriate taxing authorities, and presented it in a financing activity within the unaudited condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

14.	Shareholders’ equity

Share capital

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the three months ended September 30, 2016, Fabrinet issued 158,317 ordinary shares upon the exercise of options, for cash consideration at a weighted-average exercise price of $17.10 per share, and 385,705 ordinary shares upon the vesting of restricted share units, net of shares withheld.

All such issued shares are fully paid.

15.	Accumulated other comprehensive income

The changes in AOCI for the three months ended September 30, 2016 were as follows:

(amount in thousands)	Unrealized net Gains (Losses) on Marketable Securities	Unrealized net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustment	Total

Balance as of June 24, 2016	$399	$192	$—	$591
Other comprehensive income before reclassification adjustment	(87)	—	741	654
Amounts reclassified out of AOCI to foreign exchange loss in the unaudited condensed consolidated statement of operations and comprehensive income	(100)	(158)	—	(258)
Tax effects	—	—	—	—

Other comprehensive loss	$(187)	$(158)	741	$396

Balance as of September 30, 2016	$212	$34	$741	$987

16.	Commitments and contingencies

Bank guarantees

As of September 30, 2016 and June 24, 2016, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $0.8 million and $0.8 million, respectively.

Operating lease commitments

The Company leases a portion of its office, capital equipment, and certain land and buildings for its facilities in the Cayman Islands, China, New Jersey and the United Kingdom under operating lease arrangements that expire in various calendar years through 2023. Rental expense under these operating leases amounted to $0.4 million and $0.3 million for the three months ended September 30, 2016 and September 25, 2015, respectively.

As of September 30, 2016, the future minimum lease payments due under non-cancelable operating leases during each fiscal year were as follows:

(amount in thousands)
2017 (remaining nine months)	$1,338
2018	1,685
2019	1,131
2020	922
2021	525
Thereafter	897

Total minimum operating lease payments	$6,498

Capital lease commitments

In connection with the acquisition of Exception EMS, the Company assumed the capital lease commitments of certain machine and equipment, with various expiration dates until September 2020. The equipment can be purchased at the determined price upon expiration.

As of September 30, 2016, the future minimum lease payments due under non-cancelable capital leases during each fiscal year were as follows:

(amount in thousands)
2017 (remaining nine months)	$301
2018	416
2019	429
2020	376
2021	156

Total minimum capital lease payments	$1,678

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

As of September 30, 2016, the Company had an outstanding commitment to third parties of approximately $30.1 million, mainly related to the construction of a new manufacturing building at the Company’s Chonburi campus.

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

17.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of September 30, 2016, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended
(amount in thousands)	September 30, 2016	September 25, 2015

North America	$165,995	$106,443
Asia-Pacific	114,745	83,890
Europe	51,303	26,100

	$332,043	$216,433

As of September 30, 2016 and September 25, 2015, the Company had approximately $36.4 million and $33.9 million of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific and Europe.

Significant customers

The Company had one and two customers that each contributed to 10% or more of its total account receivable as of September 30, 2016 and June 24, 2016, respectively.

18.	Other expense related to flooding

During the week of August 10, 2015, the Company’s subsidiary in China temporarily suspended production in its manufacturing facility due to flooding caused by Typhoon Soudelor and resumed operations on August 15, 2015. During the three months ended September 25, 2015, the Company recognized $0.9 million of losses incurred from the event in the unaudited condensed consolidated statements of operations and comprehensive income. The Company received a final payment of $0.8 million from an insurer against the Company’s claim for flood damage during the three months ended March 25, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our expectation that the portion of our future revenues attributable to customers in regions outside of North America will continue to decrease compared with the portion of those revenues for the three months ended September 30, 2016;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2017 selling, general and administrative (“SG&A”) expenses will increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal year 2016;

•	our expectation that our employee costs will increase in Thailand and the People’s Republic of China (“PRC”);

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	our plans to execute acquisitions;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A as well as those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. “We,” “us” or “our” collectively refer to Fabrinet and its subsidiaries.

Overview

We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products such as optical communication components, modules and sub-systems, industrial lasers, medical devices and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and testing. Although, we focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix,” we also have the capability to accommodate high-volume production. Based on our experience with, and positive feedback we have received from our customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers and automotive markets.

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

Business acquisition

On September 14, 2016, we acquired 100% shareholding in Global CEM Solutions, Limited and all of its subsidiaries (“Exception EMS”), a privately-held group located in Wiltshire, United Kingdom, for cash consideration of approximately $13.0 million, net of cash acquired. This is strategic acquisition involving new geographies, new sectors and new customers. Exception EMS provides contract electronics manufacturing services primarily to the European electronics market with innovative solutions, adding value to the design, manufacture and testing of printed circuit board assemblies. Its customers include industrial, energy, aerospace and defense companies, with approximately 80% of its revenue derived from customers in Europe. See Note 8 - business acquisitions to the unaudited condensed consolidated financial statements for further details.

Flooding

During the week of August 10, 2015, our subsidiary in China temporarily suspended production in its manufacturing facility due to flooding caused by Typhoon Soudelor and resumed operations on August 15, 2015. During the three months ended September 25, 2015, we recognized $0.9 million of losses incurred from the event in the unaudited condensed consolidated statements of operations and comprehensive income. We received a final payment of $0.8 million from an insurer against our claim for flood damage during the three months ended March 25, 2016.

Revenues

Our total revenues increased by $115.6 million, or 53.4%, to $332.0 million for the three months ended September 30, 2016, compared with $216.4 million for the three months ended September 25, 2015. The increase was primarily due to (1) an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the three months ended September 30, 2016, (2) the positive impact from an additional week of revenue during the three months ended September 30, 2016 and (3) $0.8 million of revenue from companies we acquired during the three months ended September 30, 2016.

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

Revenues by Geography

We generate revenues from three geographic regions: North America, Asia-Pacific and Europe. Revenues are attributed to a particular geographic area based on the bill-to location of our customers, notwithstanding that our customers may ultimately ship their products to end customers in a different geographic region. The majority of our revenues are derived from our manufacturing facilities in Asia-Pacific.

The percentage of our revenues generated from a bill-to location outside of North America decreased from 50.8% in the three months ended September 25, 2015 to 50.0% in the three months ended September 30, 2016, primarily because of a decrease in sales to our customers in Asia-Pacific. We expect that the portion of our future revenues attributable to customers in regions outside North America will continue to decrease as compared with the portion of revenues attributable to such customers during the three months ended September 30, 2016.

The following table presents percentages of total revenues by geographic regions:

	Three Months Ended
	September 30, 2016	September 25, 2015
North America	50.0%	49.2%
Asia-Pacific	34.6	38.8
Europe	15.4	12.0

	100.0%	100.0%

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

During the three months ended September 30, 2016 and September 25, 2015, discretionary merit-based bonus awards were made to our non-executive employees. Charges included in cost of revenues for bonus awards to non-executive employees were $0.9 million and $0.7 million for the three months ended September 30, 2016 and September 25, 2015, respectively.

Share-based compensation expense included in cost of revenues was $1.0 million and $0.5 million for the three months ended September 30, 2016 and September 25, 2015, respectively.

We expect to incur incremental costs of revenue as a result of our planned expansion into new geographic markets, though we are not able to determine the amount of these incremental expenses.

Selling, General and Administrative Expenses

Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2017, we expect our SG&A expenses will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal year 2016, due to the acquisition of Exception EMS and higher share-based compensation expenses as a result of restricted share units and performance share units granted to executives in August 2016.

The compensation committee of our board of directors approved a fiscal year 2017 executive incentive plan with quantitative objectives, based on achieving certain revenue targets and gross margin targets for our fiscal year ending June 30, 2017. Bonuses under our fiscal year 2017 executive incentive plan are payable after the end of fiscal year 2017. In fiscal year 2016, the compensation committee approved a fiscal year 2016 executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP earnings per share targets for our fiscal year ended June 24, 2016, as well as qualitative objectives, based on achieving individual performance goals. In the three months ended September 30, 2016, the compensation committee awarded bonuses to our executive employees for Company and individual achievements of performance under our fiscal 2016 executive incentive plan. Discretionary merit-based bonus awards were also available to our non-executive employees and were payable as of September 30, 2016.

Charges included in SG&A expenses for bonus awards to non-executive and executive employees were $0.9 million and $0.6 million for the three months ended September 30, 2016 and September 25, 2015, respectively.

Share-based compensation expense included in SG&A expenses was $4.6 million and $2.1 million for the three months ended September 30, 2016 and September 25, 2015, respectively.

Additional Financial Disclosures

Foreign Exchange

As a result of our international operations, we are exposed to foreign exchange risk arising from various currency exposures primarily with respect to the Thai baht. Although a majority of our total revenues is denominated in U.S. dollars, a substantial portion of our payroll plus certain other operating expenses are incurred and paid in Thai baht. The exchange rate between the Thai baht and the U.S. dollar has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We report our financial results in U.S. dollars and our results of operations have been and may continue to be negatively impacted owing to appreciation of the Thai baht against the U.S. dollar. Smaller portions of our expenses are incurred in a variety of other currencies, including RMB, Pound sterling (“GBP”), Canadian dollars, Euros, and Japanese yen, the appreciation of which may also negatively impact our financial results.

In addition, we are exposed to foreign exchange risk in connection with the long-term loan and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. Borrowings and interest under the term loan have been scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of September 30, 2016, we had outstanding borrowings under the term loan facility of $3.0 million. Under the terms of the cross currency swap arrangements, amounts drawn in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of London Interbank Offered Rate (LIBOR) plus 2.8% per annum.

In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative instruments. We may enter into exchange currency forward or put option contracts to manage foreign currency exposures associated with certain assets and liabilities and other forecasted foreign currency transactions and may designate these instruments as hedging instruments. The forward and put option contracts generally have maturities of up to 12 months. All foreign currency exchange contracts are recognized in the unaudited condensed consolidated balance sheet at fair value. Gain or loss on our forward and put option contracts generally offset the assets, liabilities, and transactions economically hedged.

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of September 30, 2016			As of June 24, 2016
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%

Assets
Thai baht	456,782	$13,164	68.8	834,536	$23,594	91.3
RMB	12,830	1,921	10.0	14,835	2,255	8.7
GBP	3,130	4,057	21.2	—	—	—

Total		$19,142	100.0		$25,840	100.0

Liabilities
Thai baht	1,884,630	$54,312	87.6	1,517,782	$42,912	92.0
RMB	22,241	3,331	5.4	24,654	3,748	8.0
GBP	3,340	4,328	7.0	—	—	—

Total		$61,971	100.0		$46,660	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of September 30, 2016 and June 24, 2016, there were $42.5 million and $84.5 million in forward contracts, respectively, outstanding against forecasted Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of September 30, 2016 and June 24, 2016, we did not have any derivative contracts denominated in RMB.

The GBP assets represent cash and accounts receivable. The GBP liabilities represent trade accounts payable and other payables. As of September 30, 2016, we did not have any derivative contracts denominated in GBP.

For the three months ended September 30, 2016 and September 25, 2015, we recorded loss of $0.1 million and $12.1 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.

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

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 on income generated from projects to manufacture certain products at Pinehurst campus. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. In March 2016, the Thailand Revenue Department announced a permanent decrease of corporate income tax rates to 20% for tax periods beginning on or after January 1, 2016. As a result, corporate income tax rates for our Thai subsidiary remain at 20% from fiscal year 2017 onward.

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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 24, 2016.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	Three Months Ended
(amount in thousands)	September 30, 2016	September 25, 2015

Revenues	$332,043	$216,433
Cost of revenues	(292,435)	(190,422)

Gross profit	39,608	26,011
Selling, general and administrative expenses	(15,832)	(11,900)
Other expense related to flooding	—	(864)

Operating income	23,776	13,247
Interest income	437	442
Interest expense	(1,322)	(402)
Foreign exchange gain (loss), net	1,657	(10,492)
Other income	143	103

Income before income taxes	24,691	2,898
Income tax expense	(1,925)	(1,295)

Net income	22,766	1,603
Other comprehensive income, net of tax	396	87

Net comprehensive income	$23,162	$1,690

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Three Months Ended
	September 30, 2016	September 25, 2015

Revenues	100.0%	100.0%
Cost of revenues	(88.1)	(88.0)

Gross profit	11.9	12.0
Selling, general and administrative expenses	(4.8)	(5.5)
Other expense related to flooding	—	(0.4)

Operating income	7.1	6.1
Interest income	0.1	0.2
Interest expense	(0.4)	(0.2)
Foreign exchange gain (loss), net	0.5	(4.9)
Other income	0.1	0.1

Income before income taxes	7.4	1.3
Income tax expense	(0.6)	(0.6)

Net income	6.9	0.7
Other comprehensive income, net of tax	0.1	0.1

Net comprehensive income	7.0%	0.8%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended
(amount in thousands)	September 30, 2016	September 25, 2015

Optical communications	$256,807	$154,762
Lasers, sensors and other	75,236	61,671

Total	$332,043	$216,433

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three Months Ended September 30, 2016 with Three Months Ended September 25, 2015

Total revenues.

Our total revenues increased by $115.6 million, or 53.4%, to $332.0 million for the three months ended September 30, 2016, compared with $216.4 million for the three months ended September 25, 2015. This increase was primarily due to (1) an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the three months ended September 30, 2016, (2) the positive impact of an additional week of revenue during the three months ended September 30, 2016 and (3) $0.8 million of revenue from companies which we acquired during the three months ended September 30, 2016. Revenues from optical communications products represented 77.3% of our total revenues for the three months ended September 30, 2016, compared to 71.5% for the three months ended September 25, 2015.

Cost of revenues.

Our cost of revenues increased by $102.0 million, or 53.6%, to $292.4 million, or 88.1% of total revenues, for the three months ended September 30, 2016, compared with $190.4 million, or 88.0% of total revenues, for the three months ended September 25, 2015. This increase in cost of revenues was primarily due to an increase in sales volume, partially offset by a more favorable product mix. Cost of revenues also included share-based compensation expense of $1.0 million for the three months ended September 30, 2016, compared with $0.5 million for the three months ended September 25, 2015.

Gross profit.

Our gross profit increased by $13.6 million, or 52.3%, to $39.6 million, or 11.9% of total revenues, for the three months ended September 30, 2016, compared with $26.0 million, or 12.0% of total revenues, for the three months ended September 25, 2015.

SG&A expenses.

Our SG&A expenses increased by $3.9 million, or 33.0%, to $15.8 million, or 4.8% of total revenues, for the three months ended September 30, 2016, compared with $11.9 million, or 5.5% of total revenues, for the three months ended September 25, 2015. Our SG&A expenses increased in absolute dollars due primarily to an increase in expenses relating to merger and acquisition activities of $1.1 million and severance and related payments of $0.6 million to an executive who left the Company in July 2016. We also recorded share-based compensation charges of $4.6 million for the three months ended September 30, 2016, compared with $2.1 million for the three months ended September 25, 2015.

Other expense related to flooding.

In the three months ended September 30, 2016, we did not have any expenses related to flooding. In the three months ended September 25, 2015, we recognized other expense related to flooding of $0.9 million, which mainly consisted of $0.6 million of repaired cost of equipment and $0.2 million of inventory losses.

Operating income.

Our operating income increased by $10.5 million to $23.8 million, or 7.2% of total revenues, for the three months ended September 30, 2016, compared with $13.2 million, or 6.1% of total revenues, for the three months ended September 25, 2015.

Interest income.

Our interest income remained flat at $0.4 million, or 0.1% of total revenues, for the three months ended September 30, 2016, compared with $0.4 million, or 0.2% of total revenues, for the three months ended September 25, 2015.

Interest expense.

Our interest expense increased by $0.9 million to $1.3 million for the three months ended September 30, 2016, compared with $0.4 million for the three months ended September 25, 2015.

The increase was primarily due to increase in average balance of our bank borrowings.

Foreign exchange gain (loss), net.

Our foreign exchange gain, net, increased by $12.1 million to foreign exchange gain, net, of $1.7 million, or 0.5% of total revenues, for the three months ended September 30, 2016, compared with foreign exchange loss, net, of $10.5 million, or 4.9% of total revenues, for the three months ended September 25, 2015. The increase was due to changes in the fair value of forward contracts as of September 30, 2016 that were not designated as hedging instruments.

Income before income taxes.

We recorded income before income taxes of $24.7 million for the three months ended September 30, 2016, compared with $2.9 million for the three months ended September 25, 2015.

Income tax expense.

Our provision for income tax reflects an effective tax rate of 6.7% for each of the three months ended September 30, 2016 and September 25, 2015. The effective tax rate remained flat, and our taxable income and income tax expenses for the three months ended September 30, 2016 increased proportionately on an absolute dollars basis, compared with the three months ended September 25, 2015.

Net income.

We recorded net income of $22.8 million, or 6.9% of total revenues, for the three months ended September 30, 2016, compared with $1.6 million, or 0.7% of total revenues, for the three months ended September 25, 2015.

Other comprehensive (loss) income.

We recorded other comprehensive loss of $0.3 million, or 0.1% of total revenues, for the three months ended September 30, 2016, compared with other comprehensive income of $0.1 million, or 0.1% of total revenues, for the three months ended September 25, 2015.

Liquidity and Capital Resources

Cash Flows and Working Capital

We primarily finance our operations through cash flow from operations. As of September 30, 2016 and September 25, 2015, we had cash, cash equivalents, and marketable securities of $253.6 million and $247.6 million, respectively, and outstanding debt of $70.8 million and $39.0 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents for the three months ended September 30, 2016 and September 25, 2015 was 0.5% and 1.0%, respectively.

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

During the three months ended September 30, 2016, we borrowed a revolving loan of $13.5 million and repaid a term loan of $3.4 million under our Facility Agreement; as a result, as of September 30, 2016, we had a long-term borrowing of $46.6 million and short-term borrowing of $20.0 million under our Facility Agreement. To better manage our cash on hand, we held investments in short-term marketable securities of $147.7 million as of September 30, 2016.

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

In December 2015, we began construction of a new manufacturing facility at our Chonburi campus, which we substantially completed in the first quarter of fiscal year 2017. We expect to begin operations at this new facility in the second quarter of fiscal year 2017. We believe that our current manufacturing capacity is sufficient to meet our anticipated production requirements for at least the next few quarters. We maintain a long-term loan associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 12 months. We also have a sufficient credit facility in place to fund the amount needed to construct a new building at our Chonburi campus. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations.

The following table shows our cash flows for the periods indicated:

	Three Months Ended
(amount in thousands)	September 30, 2016	September 25, 2015

Net cash (used in) provided by operating activities	$(1,002)	$4,539
Net cash used in investing activities	$(46,650)	$(20,402)
Net cash provided by (used in) financing activities	$10,441	$(1,184)
Net decrease in cash and cash equivalents	$(37,211)	$(17,047)

Operating Activities

Net cash used in operating activities decreased by $5.5 million, or 122.1%, to $1.0 million for the three months ended September 30, 2016, compared with net cash provided by operating activities of $4.5 million for the three months ended September 25, 2015. This decrease was due to a number of factors, including an increase in net income of $22.0 million, offset by increases in accounts receivable of $6.2 million and inventory of $8.7 million due to higher sales and customer demand, the impact of unrealized (gain) loss on the exchange rate and fair value of derivative instruments of $10.6 million and a decrease of other liabilities of $7.8 million, as compared with the three months ended September 25, 2015.

Investing Activities

Net cash used in investing activities increased by $26.2 million, or 128.7%, to $46.6 million for the three months ended September 30, 2016, compared with net cash used in investing activities of $20.4 million for the three months ended September 25, 2015. This increase was primarily due to the payment of $13.0 million for the acquisition of Exception EMS during the three months ended September 30, 2016 and an increase in the purchase of property, plant and equipment of $18.7 million, majority was for the new facility in Thailand, offset by a net decrease in marketable securities of $3.1 million.

Financing Activities

Net cash provided by financing activities increased by $11.6 million, or 981.8%, to $10.4 million for the three months ended September 30, 2016, compared with net cash used in financing activities of $1.2 million for the three months ended September 25, 2015. This increase was primarily due to proceeds from revolving loan from bank of $13.5 million under our Facility Agreement during the three months ended September 30, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents, and marketable securities totaling $253.6 million and $284.5 million as of September 30, 2016 and June 24, 2016, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and marketable securities are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three months ended September 30, 2016 and September 25, 2015, our interest income would have decreased by approximately $0.03 million and $0.02 million, respectively, assuming consistent investment levels.

We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the three months ended September 30, 2016 and September 25, 2015, our interest expense would have increased by approximately $0.1 million and $0.02 million, respectively, assuming consistent borrowing levels.

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

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. During the three months ended September 30, 2016, we discontinued our cash flow hedges which hedged forecasted foreign currency transactions related to the construction cost of a new manufacturing building at the Company’s Chonburi campus, which resulted in the recognition of a gain on forward derivative contracts of $0.3 million. We recorded unrealized gain of $1.7 million and $10.5 million related to derivatives that are not designated as hedging instruments, for the three months ended September 30, 2016 and September 25, 2015, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $4.7 million and $2.3 million as of September 30, 2016 and June 24, 2016, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of September 30, 2016, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our marketable securities as of September 30, 2016 are held in various financial institutions with a maturity limit not to exceed 3 years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During the three months ended September 30, 2016 and September 25, 2015, we had one customer that contributed 10% or more of our total revenues. This customer accounted for 21% and 18% of our total revenues, respectively, during the periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price.

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

We intend to continue diversifying across other markets within the optics industry, such as the semiconductor processing, biotechnology, metrology, and material processing markets, to reduce our dependence on the optical communications market and to grow our business. Currently, the optical communications market contributes the significant majority of our revenues. There can be no assurance that our efforts to further expand and diversify into other markets within the optics industry will prove successful or that these markets will continue to grow as fast as we expect. In the event that the opportunities presented by these markets prove to be less than anticipated, if we are less successful than expected in diversifying into these markets, or if our margins in these markets prove to be less than expected, our growth may slow or stall, and we may incur costs that are not offset by revenues in these markets, all of which could harm our business, financial condition and operating results.

We face significant competition in our business. If we are unable to compete successfully against our current and future competitors, our business, financial condition and operating results could be harmed.

Our current and prospective customers tend to evaluate our capabilities against the merits of their internal manufacturing as well as the capabilities of other third-party manufacturers. We believe the internal manufacturing capabilities of current and prospective customers are our primary competition. This competition is particularly strong when our customers have excess manufacturing capacity, as was the case when the markets that we serve experienced a significant downturn in 2008 and 2009 that resulted in underutilized capacity. Should our existing and potential customers continue to have excess manufacturing capacity at their facilities, it could adversely affect our business. In addition, as a result of the October and November 2011 flooding in Thailand, some of our customers began manufacturing products internally or using other third-party manufacturers that were not affected by the flooding. If our customers choose to manufacture products internally rather than to outsource production to us, or choose to outsource to a third-party manufacturer, our business, financial condition and operating results could be harmed.

Competitors in the market for optical manufacturing services include Benchmark Electronics, Inc., Celestica Inc., Sanmina-SCI Corporation, Jabil Circuit, Inc., and Venture Corporation Limited. Our customized optics and glass operations face competition from companies such as Browave Corporation, Fujian Castech Crystals, Inc., Photop Technologies, Inc., and Research Electro-Optic, Inc. Other existing contract manufacturing companies, original design manufacturers or outsourced semiconductor assembly and test companies could also enter our target markets. In addition, we may face more competitors as we attempt to penetrate new markets.

Many of our customers and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater resources than we have. These advantages may allow them to devote greater resources than we can to the development and promotion of service offerings that are similar or superior to our service offerings. These competitors may also engage in more extensive research and development, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies or offer services that achieve greater market acceptance than ours. These competitors may also compete with us by making more attractive offers to our existing and potential employees, suppliers, and strategic partners. Further, consolidation in the optics industry could lead to larger and more geographically diverse competitors. New and increased competition could result in price reductions for our services, reduced gross profit margins or loss of market share. We may not be able to compete successfully against our current and future competitors, and the competitive pressures we face may harm our business, financial condition and operating results.

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

Volatility in the functional and non-functional currencies of our entities and the U.S. dollar could seriously harm our business, financial condition, and operating results. The primary impact of currency exchange fluctuations is on our cash, receivables, and payables of our operating entities. We may experience significant unexpected expenses from fluctuations in exchange rates.

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of September 30, 2016, the U.S. dollar had appreciated approximately 7.3% against the Thai baht since September 26, 2014. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the RMB and GBP and the U.S. dollar. The expenses of our PRC and the United Kingdom (“UK”) subsidiary are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of September 30, 2016, the U.S. dollar had appreciated approximately 8.9% against the RMB since September 26, 2014. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transaction and foreign debt service. As of September 30, 2016, the U.S. dollar had appreciated approximately 26.0% against the GBP since September 26, 2014. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.

We purchase some of the critical materials used in certain of our products from a single source or a limited number of suppliers. Supply shortages have in the past, and could in the future, impair the quality, reduce the availability or increase the cost of materials, which could harm our revenues, profitability and customer relations.

We rely on a single source or a limited number of suppliers for critical materials used in a significant number of the products we manufacture. We generally purchase these single or limited source materials through standard purchase orders and do not maintain long-term supply agreements with our suppliers. We generally use a rolling 12 month forecast based on anticipated product orders, customer forecasts, product order history, backlog, and warranty and service demand to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields, and the availability of raw materials used to produce the parts or components. Historically, we have experienced supply shortages resulting from various causes, including reduced yields by our suppliers, which prevented us from manufacturing products for our customers in a timely manner. Our revenues, profitability and customer relations could be harmed by a stoppage or delay of supply, a substitution of more expensive or less reliable parts, the receipt of defective parts or contaminated materials, an increase in the price of supplies, or an inability to obtain reductions in price from our suppliers in response to competitive pressures.

We continue to undertake programs to strengthen our supply chain. Nevertheless, we are experiencing, and expect for the foreseeable future to continue to experience, strain on our supply chain, and periodic supplier problems. We have incurred, and expect to continue to incur for the foreseeable future, costs to address these problems.

Managing our inventory is complex and may require write-downs due to excess or obsolete inventory, which could cause our operating results to decrease significantly in a given fiscal period.

Managing our inventory is complex. We are generally required to procure material based upon the anticipated demand of our customers. The inaccuracy of these forecasts or estimates could result in excess supply or shortages of certain materials. Inventory that is not used or expected to be used as and when planned may become excess or obsolete. Generally, we are unable to use most of the materials purchased for one of our customers to manufacture products for any of our other customers. Additionally, we could experience reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which would increase costs and could harm our business, financial condition and operating results. While our agreements with customers are structured to mitigate our risks related to excess or obsolete inventory, enforcement of these provisions may result in material expense, and delay in payment for inventory. If any of our significant customers becomes unable or unwilling to purchase inventory or does not agree to such contractual provisions in the future, our business, financial condition and operating results may be harmed.

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

Our customers are located throughout the world. Total revenues from the bill-to-location of customers outside of North America accounted for 50.0% and 50.8% of our total revenues for the three months ended September 30, 2016 and September 25, 2015, respectively. We expect that total revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

Thailand has a history of political unrest that includes the involvement of the military as an active participant in the ruling government. In recent years, political unrest in the country has sparked political demonstrations and, in some instances, violence. In May 2014, the Thai military took over the government in a coup, and it continues to rule the country today. It is unknown how long it may take for the current political situation to be resolved and for democracy to be restored, or what effects the current political situation may have on Thailand and the surrounding region. Most recently, in October 2016, Thailand’s King Bhumibol Adulyadej died at the age of 88. Aside from the mourning among Thai people across Thailand, the condition in the country is still calm and peaceful, and we do not see any negative impact to our business in Thailand. Any succession crisis in the Kingdom of Thailand could cause new or increased political instability, which could prevent shipments from entering or leaving the country and disrupt our ability to manufacture products in Thailand, and we could be forced to transfer our manufacturing activities to more stable, and potentially more costly, regions.

Further, the Thai government may raise the minimum wage standards for labor and could repeal certain promotional certificates that we have received or tax holidays for certain export and value added taxes that we enjoy, either preventing us from engaging in our current or anticipated activities or subjecting us to higher tax rates. A new regime could nationalize our business or otherwise seize our assets and any other future political instability could harm our business, financial condition and operating results.

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

In February 2015, we expanded our manufacturing capacity with the purchase of land and a building in Santa Clara, California. In December 2015, we completed the purchase of land in Chonburi, Thailand and began construction of a new manufacturing facility on such land, which we substantially completed in October 2016. We may continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

Although we do not anticipate any material adverse effects based on the nature of our operations and these laws and regulations, we will need to ensure that we and, in some cases, our suppliers comply with applicable laws and regulations. If we fail to timely comply with such laws and regulations, our customers may cease doing business with us, which would have a material adverse effect on our business, results of operations and financial condition. In addition, if we were found to be in violation of these laws, we could be subject to governmental fines, liability to our customers and damage to our reputation, which would also have a material adverse effect on our business, results of operations and financial condition.

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

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC and the United States, any of which jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations. In addition, we benefit from permanent reductions in corporate tax rates in Thailand for fiscal years 2017 onward.

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

We have grown and may continue to grow our business through acquisitions, asset purchases and other types of transactions, including the transfer of products from our customers and their suppliers. Most recently, we acquired Exception EMS in September 2016. Acquisitions and other strategic transactions typically involve many risks, including the following:

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

Acquisitions are inherently risky, and we can provide no assurance that the acquisition of Exception EMS or any future acquisitions will be successful or will not harm our business, financial condition and operating results.

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

We are subject to governmental export and import controls in Thailand, the PRC, the United Kingdom and the United States that may limit our business opportunities. Various countries regulate the import of certain technologies and have enacted laws that could limit our ability to export or sell the products we manufacture. The export of certain technologies from the United States, the United Kingdom and other nations to the PRC is barred by applicable export controls, and similar prohibitions could be extended to Thailand, thereby limiting our ability to manufacture certain products. Any change in export or import regulations or related legislation, shift in approach to the enforcement of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could limit our ability to offer our manufacturing services to existing or potential customers, which could harm our business, financial condition and operating results.

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

We use professional investment management firms to manage our excess cash and cash equivalents. Our marketable securities as of September 30, 2016 are primarily investments in a fixed income portfolio, including corporate bonds and commercial paper, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in marketable securities with a maturity in excess of three years.

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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 30, 2016, we did not record any impairment charges associated with our investment portfolio of marketable securities, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2016.

FABRINET

By:	/s/ TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.1	Letter Agreement, dated August 12, 2016, between Fabrinet and David T. Mitchell	8-K	10.1	August 18, 2016	001-34755

10.2	Letter Agreement, dated August 12, 2016, between Fabrinet USA, Inc. and Harpal Gill	8-K	10.2	August 18, 2016	001-34755

10.3	Letter Agreement, dated August 12, 2016, between Fabrinet and David T. Mitchell	8-K	10.3	August 18, 2016	001-34755

10.4	Description of Fiscal 2017 Executive Incentive Plan	8-K, Item 5.02	N/A	August 18, 2016	001-34755

10.5	Form of Performance Share Unit Agreement under the Fabrinet 2010 Performance Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.