Form 10-Q
period 2016-12-30
Fabrinet
filed 2017-02-07
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 30, 2016

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-34775

FABRINET

(Exact name of registrant as specified in its charter)

Cayman Islands	Not Applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Intertrust Corporate Services (Cayman) Limited 190 Elgin Avenue George Town Grand Cayman Cayman Islands	KY1-9005
(Address of principal executive offices)	(Zip Code)

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

As of January 27, 2017, the registrant had 36,954,711 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED DECEMBER 30, 2016

Page No.

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of December 30, 2016 and June 24, 2016	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 30, 2016 and December 25, 2015	4

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 30, 2016 and December 25, 2015	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION	47

Item 1. Legal Proceedings	47

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 6. Exhibits	63

Signature	64

Exhibit Index	65

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	December 30, 2016	June 24, 2016
Assets
Current assets
Cash and cash equivalents	$85,619	$142,804
Marketable securities	170,508	141,709
Trade accounts receivable, net	240,887	196,145
Inventory, net	214,375	181,499
Deferred tax assets	—	1,358
Prepaid expenses	2,407	3,114
Other current assets	4,604	6,662

Total current assets	718,400	673,291

Non-current assets
Restricted cash in connection with business acquisition	3,126	—
Property, plant and equipment, net	213,987	178,410
Intangibles, net	5,048	499
Goodwill	2,529	—
Deferred tax assets	1,879	1,806
Deferred debt issuance costs on revolving loan and other non-current assets	950	1,851

Total non-current assets	227,519	182,566

Total Assets	$945,919	$855,857

Liabilities and Shareholders’ Equity
Current liabilities
Bank borrowings, net of unamortized debt issuance costs	$38,287	$24,307
Trade accounts payable	187,306	172,052
Fixed assets payable	17,094	20,628
Capital lease liability, current portion	362	—
Income tax payable	2,491	2,010
Accrued payroll, bonus and related expenses	11,365	12,300
Accrued expenses	13,712	8,072
Other payables	12,440	16,356

Total current liabilities	283,057	255,725

Non-current liabilities
Long-term loan from bank, non-current portion, net of unamortized debt issuance costs	29,412	36,100
Deferred tax liability	—	854
Capital lease liability, non-current portion	1,108	—
Deferred liability in connection with business acquisition	3,126	—
Severance liabilities	7,277	6,684
Other non-current liabilities	2,274	2,075

Total non-current liabilities	43,197	45,713

Total Liabilities	326,254	301,438

Commitments and contingencies (Note 16)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of December 30, 2016 and June 24, 2016)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 36,918,462 shares and 36,156,446 shares issued and outstanding as of December 30, 2016 and June 24, 2016, respectively)	369	362
Additional paid-in capital	121,366	102,325
Accumulated other comprehensive (loss) income	(1,269)	591
Retained earnings	499,199	451,141

Total Shareholders’ Equity	619,665	554,419

Total Liabilities and Shareholders’ Equity	$945,919	$855,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(in thousands of U.S. dollars, except per share amounts)	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
Revenues	$351,156	$233,038	$683,199	$449,471
Cost of revenues	(308,110)	(204,545)	(600,545)	(394,967)

Gross profit	43,046	28,493	82,654	54,504
Selling, general and administrative expenses	(17,651)	(13,715)	(33,483)	(25,615)
Other expense related to flooding	—	—	—	(864)

Operating income	25,395	14,778	49,171	28,025
Interest income	320	455	757	897
Interest expense	(555)	(419)	(1,876)	(821)
Foreign exchange gain (loss), net	1,945	6,166	3,602	(4,326)
Other income	147	106	289	209

Income before income taxes	27,252	21,086	51,943	23,984
Income tax expense	(1,960)	(1,283)	(3,885)	(2,578)

Net income	25,292	19,803	48,058	21,406

Other comprehensive loss, net of tax:
Change in net unrealized loss on marketable securities	(353)	(310)	(540)	(223)
Change in net unrealized loss on derivative instruments	—	—	(158)	—
Change in foreign currency translation adjustment	(1,903)	—	(1,162)	—

Total other comprehensive loss, net of tax	(2,256)	(310)	(1,860)	(223)

Net comprehensive income	$23,036	$19,493	$46,198	$21,183

Earnings per share
Basic	$0.69	$0.55	$1.31	$0.60
Diluted	$0.67	$0.54	$1.28	$0.59
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	36,848	35,812	36,626	35,695
Diluted	37,805	36,826	37,567	36,570

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(in thousands of U.S. dollars)	December 30, 2016	December 25, 2015
Cash flows from operating activities
Net income for the period	$48,058	$21,406
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,758	8,294
Loss (gain) on disposal of property, plant and equipment	19	(49)
Loss from sales and maturities of available-for-sale securities	15	124
Amortization of investment premium	228	457
Amortization of deferred debt issuance costs	1,072	358
Reversal of allowance for doubtful accounts	(40)	(7)
Unrealized (gain) loss on exchange rate and fair value of derivative instruments	(3,033)	5,566
Share-based compensation	14,208	5,783
Deferred income tax	938	413
Other non-cash expenses	586	765
Reversal of inventory obsolescence	(100)	(478)
Loss from written-off inventory due to flood loss	—	233
Changes in operating assets and liabilities
Trade accounts receivable	(40,779)	(12,486)
Inventory	(29,286)	(10,004)
Other current assets and non-current assets	4,747	1,019
Trade accounts payable	11,026	(405)
Income tax payable	448	320
Other current liabilities and non-current liabilities	887	2,395

Net cash provided by operating activities	19,752	23,704

Cash flows from investing activities
Purchase of marketable securities	(83,405)	(53,258)
Proceeds from sales of marketable securities	15,682	25,709
Proceeds from maturities of marketable securities	38,142	34,460
Payments in connection with business acquisition, net of cash acquired	(9,917)	—
Purchase of property, plant and equipment	(44,412)	(26,407)
Purchase of intangibles	(319)	(210)
Proceeds from disposal of property, plant and equipment	127	58

Net cash used in investing activities	(84,102)	(19,648)

Cash flows from financing activities
Payment of debt issuance costs	—	(359)
Proceeds of short-term loans from banks	15,744	18,000
Repayment of long-term loans from bank	(9,800)	(3,000)
Repayment of capital lease liability	(92)	—
Proceeds from issuance of ordinary shares under employee share option plans	5,848	2,025
Withholding tax related to net share settlement of restricted share units	(1,008)	(1,711)

Net cash provided by financing activities	10,692	14,955

Net (decrease) increase in cash, cash equivalents and restricted cash	(53,658)	19,011

Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	142,804	112,978
(Decrease) increase in cash, cash equivalents and restricted cash	(53,658)	19,011
Effect of exchange rate on cash, cash equivalents and restricted cash	(401)	(630)

Cash, cash equivalents and restricted cash at end of period	$88,745	$131,359

Non-cash investing and financing activities
Construction, software-related and equipment-related payables	$17,094	$6,657

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of same amounts shown in the unaudited condensed consolidated statements of cash flows:

(amount in thousands)	As of December 30, 2016	As of December 25, 2015
Cash and cash equivalents	$85,619	$131,359
Restricted cash in connection with business acquisition (non-current assets)	3,126	—

Cash, cash equivalents and restricted cash	$88,745	$131,359

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

The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products, such as optical communication components, modules and sub-systems, industrial lasers, medical devices and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and test. The Company focuses primarily on the production of low-volume, high-mix products. The principal subsidiaries of Fabrinet include Fabrinet Co., Ltd. (“Fabrinet Thailand”), Casix, Inc. (“Casix”), Fabrinet West, Inc. (“Fabrinet West”) and Exception EMS Ltd. (“Exception EMS”).

2.	Accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements for Fabrinet as of December 30, 2016 and for the three and six months ended December 30, 2016 and December 25, 2015 includes normal recurring adjustments, necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 24, 2016.

The balance sheet as of June 24, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 30, 2016 may not be indicative of results for the year ending June 30, 2017 or any future periods.

Where necessary, comparative figures have been reclassified to conform to the current period accounting policies and presentation adopted.

On September 14, 2016, the Company acquired 100% shareholding in Global CEM Solutions, Ltd. and all of its subsidiaries (including Exception EMS), a privately-held group located in Wiltshire, United Kingdom. The unaudited condensed consolidated financial statements of the Company include the financial position, results of operations and the cash flows of Exception EMS commencing as of the acquisition date. See Note 8—Business acquisitions for further details on the accounting for this transaction.

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

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended December 30, 2016 and December 25, 2015 each consisted of 13 weeks. The six months ended December 30, 2016 and December 25, 2015 consisted of 27 weeks and 26 weeks, respectively. Fiscal year 2017 will be comprised of 53 weeks and will end on June 30, 2017.

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

Derivatives

The derivatives assets and liabilities are recognized on the unaudited condensed consolidated balance sheets as other current assets or accrued expenses measured at fair value.

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

The Company also enters into derivative contracts that are intended to economically hedge certain of the Company’s risks. The changes in the fair value of the derivatives are recorded directly in earnings as a component of other income (expense). In accordance with the fair value measurement guidance, the Company’s accounting policy is to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company executes derivative instruments with financial institutions that are credit-worthy, defined by us as institutions that hold an investment grade credit rating.

Business acquisition

For the acquisition of Exception EMS, the Company allocated the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The total consideration and the allocation of consideration to the individual net assets is preliminary, as there are remaining uncertainties to be resolved, including the settlement of the final net working capital adjustment and the finalization of the estimated fair value attributable to the acquired intangible assets.

The acquired intangible assets, which consist of customer relationships and backlog, are recorded as intangibles in the unaudited condensed consolidated balance sheets. The fair value of the acquired intangible assets was determined based on the multi-period excess earnings method. The Company reviews intangibles for impairment whenever changes or circumstances indicate the carrying amount may not be recoverable.

In connection with the business acquisition, $3.1 million of cash for deferred consideration, net of foreign currency translation adjustment, was placed into an escrow account which is under the Company’s control. However, the Company has contractually agreed to remit this deferred consideration to the sellers of Exception EMS, subject to the resolution of claims that the Company may make against the funds with respect to indemnification and other claims within 24 months from the closing date of the transaction. The cash is presented as restricted cash in the unaudited condensed consolidated balance sheets within non-current assets and the related liability is presented within non-current liabilities for the deferred consideration.

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

New Accounting Pronouncements – not yet adopted by the Company

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This amendment modified the concept of impairment assessment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Public companies that are SEC filers should adopt the amendment for its annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.” The amendment provides guidance to the Company in relation to the disclosure of the impact that ASU 2014-09, ASU 2016-02 and ASU 2016-13 will have on the Company’s financial statements when adopted. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combination (Topic 805): Clarifying the Definition of a Business.” This amendment clarifies the definition of a business to assist entities when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business. For public companies, this ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted for the transactions that occur before the issuance date or effective date of the amendment, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company does not expect that the adoption of this update will have a material impact to its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory,” which eliminates the exception for an intra-entity transfer of an asset other than inventory that prohibits the recognition of current and deferred income taxes until the asset has been sold to an outside party. The entity should recognize income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs. For public entities, this update is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, for public companies. Early adoption is permitted for any entity in any interim or annual period. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815, does not, in and of itself, require a de-designation of the hedging relationship, provided that all other hedge accounting criteria continue to be met. This guidance is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606), issued as a new Topic, Accounting Standards Codification.” The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for public companies, as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application of this guidance is permitted, but not before the original date of December 15, 2016, which can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. Subsequently, in March 2016 and April 2016, the FASB issued ASU 2016-08 and ASU 2016-10, respectively, to clarify the implementation guidance on principle versus agent considerations and address the potential diversity in practice at initial application and cost; and the complexity of applying Topic 606, both at transition and on an ongoing basis related to identification of performance obligations and licensing arrangements; and ASU 2016-12 and ASU 2016-20, in May 2016 and December 2016, respectively, to improve in certain aspects of Topic 606 , with the same effective date as ASU 2015-14. The Company will adopt this standard during its fiscal year ending June 28, 2018. In the current period, the Company is assessing the contracts with its customers to identify the impact to its consolidated financial statements. The process is still ongoing and the Company expects to make significant progress in the coming quarters.

New Accounting Pronouncements – adopted by the Company

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. The Company has early adopted this update in the second quarter of fiscal year 2017 on a retrospective basis but there was no impact to the presentation of the comparative period in the unaudited condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” which will require entities to present deferred tax assets (“DTAs”) and deferred tax liabilities (“DTLs”) as non-current in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present DTAs and DTLs as current and non-current in a classified balance sheet. The Company has early adopted this update in the first quarter of fiscal year 2017. Accordingly, as of December 30, 2016, DTAs of $0.8 million were classified to non-current assets in the unaudited condensed consolidated balance sheets. The Company adopted this update on a prospective basis and did not change the presentation of the comparative period.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” which require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Company has adopted this update and applied it on a prospective basis.

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

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. Additionally, in August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” to amend ASU 2015-03. The Company has adopted this amendment retrospectively. As of December 30, 2016 and June 24, 2016, debt issuance costs of $0.4 million and $0.6 million, respectively, related to a recognized debt liability are presented in the balance sheet as a direct reduction of the carrying amount of the related debts.

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

	Three Months Ended		Six Months Ended
(amount in thousands except per share amounts)	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
Net income attributable to shareholders	$25,292	$19,803	$48,058	$21,406

Weighted-average number of ordinary shares outstanding (thousands of shares)	36,848	35,812	36,626	35,695
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	957	1,014	941	875

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,805	36,826	37,567	36,570

Basic earnings per ordinary share	$0.69	$0.55	$1.31	$0.60
Diluted earnings per ordinary share	$0.67	$0.54	$1.28	$0.59
Outstanding share options excluded in the computation of diluted earnings per ordinary share (1)	—	31,244	—	31,244

(1)	These share options were not included in the computation of diluted earnings per ordinary share because the exercise price of the options was greater than the average market price of the underlying shares.

4.	Cash, cash equivalents and marketable securities

The Company’s cash, cash equivalents, and marketable securities can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities
As of December 30, 2016
Cash	$81,867	$—	$81,867	$—
Cash equivalents	3,752	—	3,752	—
Corporate bonds and commercial papers	114,692	(38)	—	114,654
U.S. agency and U.S. treasury securities	54,211	(99)	—	54,112
Sovereign and municipal securities	1,746	(4)	—	1,742

Total	$256,268	$(141)	$85,619	$170,508

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain	Cash and Cash Equivalents	Marketable Securities
As of June 24, 2016
Cash	$136,754	$—	$136,754	$—
Cash equivalents	6,050	—	6,050	—
Corporate bonds and commercial papers	112,128	394	—	112,522
U.S. agency and U.S. treasury securities	28,028	2	—	28,030
Sovereign and municipal securities	1,154	3	—	1,157

Total	$284,114	$399	$142,804	$141,709

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

The following table summarizes the cost and estimated fair value of marketable securities classified as available-for-sale securities based on stated effective maturities as of December 30, 2016:

(amount in thousands)	Carrying Cost	Fair Value
Due within one year	$22,773	$22,763
Due between one to three years	147,876	147,745

Total	$170,649	$170,508

During the six months ended December 30, 2016, the Company recognized a realized loss of $0.02 million from sales and maturities of available-for-sale securities.

As of December 30, 2016, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the six months ended December 30, 2016.

As of December 30, 2016, cash, cash equivalents, and marketable securities included bank deposits of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement (as defined in Note 11) and comply with covenants. As discussed in Note 11, under the terms and conditions of the Facility Agreement, the Company shall maintain cash, cash equivalents and/or marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits, and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. The Company must comply with the covenant from and after the effective date of the Facility Agreement.

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

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of December 30, 2016
Assets
Cash equivalents	$—	$3,752		$—	$3,752
Corporate bonds and commercial papers	—	114,654		—	114,654
U.S. agency and U.S. treasury securities	—	54,112		—	54,112
Sovereign and municipal securities	—	1,742		—	1,742

Total	$—	$174,260		$—	$174,260

Liabilities
Derivative liabilities	$—	$1	(1)	$—	$1

Total	$—	$1		$—	$1

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 24, 2016
Assets
Cash equivalents	$—	$6,050		$—	$6,050
Corporate bonds and commercial papers	—	112,522		—	112,522
U.S. agency and U.S. treasury securities	—	28,030		—	28,030
Sovereign and municipal securities	—	1,157		—	1,157
Derivative assets	—	158	(2)	—	158

Total	$—	$147,917		$—	$147,917

Liabilities
Derivative liabilities	$—	$1,754	(3)	$—	$1,754

Total	$—	$1,754		$—	$1,754

(1)	Foreign currency forward contracts with notional amount of Canadian dollars 0.2 million.
(2)	Foreign currency forward contracts with notional amount of $7.0 million.
(3)	Foreign currency forward contracts with notional amount of $77.5 million and Canadian dollars 0.6 million.

Derivative Financial Instruments

As a result of foreign currency rate fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency denominated assets and liabilities change. The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency denominated assets and liabilities and other foreign currency transactions. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard. As of December 30, 2016, the Company recognized the fair value of foreign currency forward contracts of $0.001 million as derivative liabilities in the unaudited condensed consolidated balance sheet. As of June 24, 2016, the Company recognized the fair value of foreign currency forward contracts of $0.2 million as derivative assets and $1.7 million as derivative liabilities in the unaudited condensed consolidated balance sheet under other current assets and accrued expenses, respectively.

As of December 30, 2016, the Company had no foreign currency forward contracts designated as cash flow hedges. During the six months ended December 30, 2016, the Company discontinued cash flow hedges and recognized a gain from unwinding foreign currency forward contracts of $0.3 million in the unaudited condensed consolidated statements of operations and comprehensive income.

As of December 30, 2016, the Company had one outstanding foreign currency forward contract with a notional amount of Canadian dollars 0.2 million, maturing in March 2017. This foreign currency forward contract was not designated for hedge accounting and was used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Canadian dollar. During the six months ended December 30, 2016, the Company included unrealized loss of $0.001 million from changes in the fair value of foreign currency contracts in earnings in the unaudited condensed consolidated statements of operations and comprehensive income.

As of December 25, 2015, the Company had 32 outstanding foreign currency forward contracts with an aggregate notional amount of $181.5 million and Canadian dollars 0.4 million, maturing during December 2015 to December 2016. These foreign currency forward contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollar. During the six months ended December 25, 2015, the Company included unrealized loss of $6.2 million from changes in the fair value of foreign currency contracts in earnings in the unaudited condensed consolidated statements of operations and comprehensive income.

6.	Trade accounts receivable, net

(amount in thousands)	As of December 30, 2016	As of June 24, 2016
Trade accounts receivable	$240,934	$196,178
Less: allowance for doubtful account	(47)	(33)

Trade accounts receivable, net	$240,887	$196,145

As of December 30, 2016, trade accounts receivable of $6.5 million were secured to short-term loans from bank (see Note 11).

7.	Inventory

(amount in thousands)	As of December 30, 2016	As of June 24, 2016
Raw materials	$64,101	$58,199
Work in progress	114,352	94,762
Finished goods	27,008	21,593
Goods in transit	11,776	9,381

	217,237	183,935
Less: Inventory obsolescence	(2,862)	(2,436)

Inventory, net	$214,375	$181,499

8.	Business acquisition

On September 14, 2016, the Company acquired 100% shareholding in Exception EMS, a privately-held group located in Wiltshire, United Kingdom, for cash consideration of approximately $13.0 million, net of $0.5 million cash acquired. Exception EMS provides contract electronics manufacturing services to the global electronics industry with innovative solutions, adding value to the design, manufacture and testing of printed circuit board assemblies. Pursuant to the acquisition agreement, the Company has placed $3.1 million of cash, net of foreign currency translation adjustment, for deferred consideration in an escrow account which is under the Company’s control. However, the Company has contractually agreed to remit this deferred consideration to the sellers of Exception EMS, subject to the resolution of claims that the Company may make against the funds with respect to indemnification and other claims within 24 months from the closing date of the transaction.

The Company has accounted for this acquisition under the provisions of business combinations accounting, in accordance with Accounting Standards Codification Topic 805 – Business Combinations. Accordingly, the estimated fair value of the acquisition consideration was allocated to the assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. The Company has made certain estimates and assumptions in determining the allocation of the acquisition consideration.

The total consideration and the allocation of consideration to the individual Exception EMS net assets is preliminary, as there are remaining uncertainties to be resolved, including the settlement of the final net working capital adjustment and the finalization of the estimated fair value attributable to the acquired intangible assets. As the functional currency of Exception EMS is pound sterling (“GBP”), for the six months ended December 30, 2016, the Company recognized a $1.2 million loss from foreign currency translation adjustment in its unaudited condensed consolidated statements of operations and comprehensive income.

During the second quarter of fiscal year 2017, the Company recorded an adjustment to its initial preliminary purchase price allocation with respect to the assets acquired and liabilities assumed. This resulted in a change in goodwill which was previously reported at acquisition date of $3.0 million to $2.7 million.

The Company’s preliminary allocation of the total purchase price for the acquisition is summarized below:

(amount in thousands)	Purchase price allocation
Cash	$474
Accounts receivable	4,064
Inventory	3,490
Other current assets	427
Property, plant and equipment	5,678
Intangibles	4,492
Goodwill	2,735
Other non-current assets	516
Current liabilities	(6,796)
Other non-current liabilities	(1,563)

Total fair value of assets acquired and liabilities assumed	$13,517

Total purchase price, net of cash acquired	$13,043

In connection with the Company’s acquisition of Exception EMS, the Company assumed lease agreements for certain machine and equipment, which are accounted for as capital leases. As of December 30, 2016, the Company included approximately $1.9 million of capital lease assets and $1.5 million of capital lease liability in the unaudited condensed consolidated balance sheets associated with these acquired lease agreements.

During the six months ended December 30, 2016, the Company incurred approximately $1.5 million in transaction costs related to the acquisition, which primarily consisted of legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

Pro forma results of operations for the acquisition have not been presented as they were not material to the Company’s results of operations.

Identifiable intangibles

The acquired intangible assets include customer relationships and backlog. The fair value of the identified intangible assets was determined based on the multi-period excess earnings method.

Customer relationships represent the fair value of future projected revenues that was derived from the sale of products to existing customers of the acquired company. The fair value of $4.4 million will be amortized over the respective estimated remaining useful life of ten years.

Backlog represents the fair value of sales orders backlog as of the valuation date. The fair value of $0.1 million will be amortized over the respective estimated remaining useful life of three years.

Goodwill

Goodwill arising from the acquisition is primarily attributable to the ability to expand future products and services and the assembled workforce. Goodwill is not deductible for tax purposes.

9.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of December 30, 2016
Software	$4,470	$(3,347)	$—	$1,123
Customer relationships	4,372	(211)	(329)	3,832
Backlog	120	(18)	(9)	93

Total intangibles	$8,962	$(3,576)	$(338)	$5,048

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 24, 2016
Software	$3,786	$(3,287)	$—	$499
Customer relationships	—	—	—	—
Backlog	—	—	—	—

Total intangibles	$3,786	$(3,287)	$—	$499

In connection with the acquisition of Exception EMS, the Company recorded $4.4 million of customer relationships and $0.1 million of backlog. As of December 30, 2016, the weighted-average remaining life of customer relationships and backlog was 7.4 years and 2.2 years, respectively.

The Company recorded amortization expense relating to intangibles of $0.3 million and $0.01 million for the three months ended December 30, 2016 and December 25, 2015, respectively, and $0.3 million and $0.02 million for the six months ended December 30, 2016 and December 25, 2015, respectively.

Based on the carrying amount of intangibles as of December 30, 2016, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousands)
2017 (remaining six months)	$602
2018	1,014
2019	904
2020	792
2021	633
Thereafter	1,103

Total	$5,048

10.	Goodwill

As of December 30, 2016, the Company recorded $2.7 million of goodwill, in connection with the acquisition of Exception EMS, in the unaudited condensed consolidated balance sheets.

The changes in the carrying amount of goodwill were as follows:

(amount in thousands)	Goodwill
Balance as of June 24, 2016	$—
Addition in connection with business acquisition	2,735
Foreign currency translation adjustment	(206)

Balance as of December 30, 2016	$2,529

Goodwill is not deductible for tax purposes. Goodwill is reviewed annually for impairment or more frequently whenever changes or circumstances indicate the carrying amount of goodwill may not be recoverable.

11.	Borrowings

The Company’s total borrowings, including short-term and long-term borrowings, consisted of the following:

(amount in thousands)
Rate (1)	Conditions	Maturity	As of December 30, 2016	As of June 24, 2016
Short-term borrowing:
Revolving borrowing:
LIBOR + 1.75% per annum	Repayable in 1 to 6 months	January 2017 (2)	$20,000	$6,500
Short-term loans from bank:
Bank of England base rate +1.85% per annum	Repayable based on credit terms of secured accounts receivable		3,377	—
Bank of England base rate + 2.2% per annum(3)	Repayable on monthly basis	May 2017	55	—
Current portion of long-term borrowing			15,100	18,100

			38,532	24,600
Less: Unamortized debt issuance costs			(245)	(293)

			$38,287	$24,307

Long-term borrowing:
LIBOR + 2.8% per annum	Repayable in quarterly installments	March 2017	$1,500	$4,500
Term loan borrowing:
LIBOR +1.75% per annum	Repayable in quarterly installments	May 2019	43,200	50,000

			44,700	54,500
Less: Current portion			(15,100)	(18,100)
Unamortized debt issuance costs			(188)	(300)

Non-current portion			$29,412	$36,100

(1)	LIBOR is London Interbank Offered Rate.
(2)	In December 2016, the maturity date was extended to January 2017.

(3)	As of December 30, 2016, the carrying amount of plant and machinery of Exception EMS secured to such loan was $4.3 million. Under the conditions stipulated in the loan agreement, this loan will be cross securitized, cross default and co-terminus with the short terms of loans of $3.4 million which are secured by accounts receivable.

Under the long-term borrowing contract of a subsidiary, the loan is secured by certain property, plant and equipment of the subsidiary. The carrying amount of assets secured and pledged as collateral to such loan as of December 30, 2016 and June 24, 2016 was $46.4 million and $47.7 million, respectively. This subsidiary is also required to comply with maximum ratios of debt to equity and minimum levels of debt service coverage ratios, and Fabrinet must maintain an effective shareholding ratio. The carrying amounts of bank borrowings approximate their fair value.

As of December 30, 2016 and June 24, 2016, the Company was in compliance with its bank borrowing agreements. In addition to financial ratios, certain of the Company’s credit facilities include customary events of default.

The movements of long-term loans were as follows for the six months ended December 30, 2016 and December 25, 2015:

	Six Months Ended
(amount in thousands)	December 30, 2016	December 25, 2015
Opening balance	$54,500	$10,500
Repayments during the period	(9,800)	(3,000)

Closing balance	$44,700	$7,500

As of December 30, 2016, future maturities of long-term debt during each fiscal year were as follows:

(amount in thousands)
2017 (remaining six months)	$8,300
2018	13,600
2019	22,800

Total	$44,700

Credit facilities:

Fabrinet entered into a syndicated senior credit facility agreement (the “Facility Agreement”) with a consortium of banks on May 22, 2014. The Facility Agreement, led by Bank of America, provides for a $200.0 million credit line, comprised of a $150.0 million revolving loan facility and a $50.0 million delayed draw term loan facility. The revolving loan facility contains an accordion feature permitting Fabrinet to request an increase in the facility up to $100.0 million subject to customary terms and conditions and provided that no default or event of default exists at the time of request. The revolving loan facility will be terminated and all amounts outstanding will be due and payable in full on May 22, 2019. The principal amount of any drawn term loans must be repaid according to scheduled quarterly amortization payments, with final payment of all amounts outstanding, plus accrued interest, being due May 22, 2019.

On February 26, 2015, the Company entered into the Second Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from May 21, 2015 to July 31, 2015. It also allowed the Company, upon the satisfaction of certain conditions, to designate from time to time one or more of its subsidiaries as borrowers under the Facility Agreement. On July 31, 2015, the Company entered into the Third Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from July 31, 2015 to July 31, 2016. As of December 30, 2016, $20.0 million of the revolving borrowing and $43.2 million of the term loan borrowing was outstanding under the Facility Agreement, resulting in available credit facilities of $136.8 million. Borrowings under the revolving credit facility are classified as current liabilities in the unaudited condensed consolidated balance sheets as the Company has the periodic option to renew or pay, all or a portion of, the outstanding balance at the end of the maturity date, which is in the range of one to six months, without premium or penalty, upon notice to the administrative agent. During December 2016, the Company sent notices to the bank to renew the maturity date of its revolving borrowings. The bank approved the notices and extended the maturity to January 2017.

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

The Facility Agreement contains customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (1) a minimum tangible net worth of not less than $200.0 million plus 50% of quarterly net income, exclusive of quarterly losses; (2) a minimum debt service coverage ratio of not less than 1.50:1.00; (3) a maximum senior leverage ratio of not more than 2.50:1.00; and (4) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of December 30, 2016, the Company was in compliance with all covenants under the Facility Agreement.

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

Fabrinet intends to use the proceeds of the credit line to finance its future manufacturing facility in Thailand, and for general corporate purposes including mergers and acquisitions of complementary manufacturing businesses or technology, although Fabrinet has no current commitments with respect to any such acquisitions.

Short-term loans from bank

In connection with the acquisition of Exception EMS, the Company assumed a secured borrowing agreement that is secured by trade accounts receivable of Exception EMS. As of December 30, 2016, the carrying amount of trade accounts receivable secured to the loans was $6.5 million. The secured borrowing agreement contains certain covenants that Exception EMS is required to comply with: (1) the value of credit notes may not exceed 4% of the value of assigned debts measured on a monthly basis, and (2) rolling cash flow must be provided with the monthly management information. As of December 30, 2016, the subsidiary was in compliance with all covenants under the secured borrowing agreement.

As of December 30, 2016, the Company drew down $3.4 million from this facility, which is recorded as short-term loans in the unaudited condensed consolidated balance sheets. The agreement bears interest for discount charge at 1.85% per annum above Bank of England base rate.

Undrawn available credit facilities classified by availability period of future borrowing as of December 30, 2016 and June 24, 2016 were as follows:

(amount in thousands)	December 30, 2016	June 24, 2016
Short-term	$3,395	$1,414
Long-term	$136,800	$143,500

As of December 30, 2016, Fabrinet had made a request to drawdown $14.0 million on its available outstanding revolving borrowing. The bank approved the request for drawdown and provided cash to settle this request to Fabrinet on January 3, 2017. Due to the settlement of the transaction taking place after the balance sheet date, the respective cash and loan amount are not recorded in the unaudited condensed consolidated balance sheet as of December 30, 2016.

12.	Income taxes

As of December 30, 2016 and June 24, 2016, the liability for uncertain tax positions including accrued interest and penalties was $1.9 million and $1.8 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.

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

The effective tax rate for the Company for the three months ended December 30, 2016 and December 25, 2015 remained flat at 6.8% of net income. The Company’s taxable income and income tax expenses for the three months ended December 30, 2016 increased proportionately on an absolute dollars basis, compared with the three months ended December 25, 2015.

The effective tax rate for the Company for the six months ended December 30, 2016 and December 25, 2015 remained flat at 6.7% of net income. The Company’s taxable income and income tax expenses for the six months ended December 30, 2016 increased proportionately on an absolute dollars basis, compared with the six months ended December 25, 2015.

13.	Share-based compensation

Share-based compensation

In determining the grant date fair value of equity awards, the Company is required to determine the fair value of Fabrinet’s ordinary shares and make estimates of expected dividends to be issued, expected volatility of Fabrinet’s ordinary shares, expected forfeitures of the awards, risk free interest rates for the expected term of the awards, expected terms of the awards, and the vesting period of the respective awards. Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates.

The effect of recording share-based compensation expense for the three and six months ended December 30, 2016 and December 25, 2015 was as follows:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
Share-based compensation expense by type of award:
Share options	$—	$2	$—	$18
Restricted share units	7,633	3,108	12,453	5,765
Performance share units	964	—	1,755	—

Total share-based compensation expense	8,597	3,110	14,208	5,783
Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$8,597	$3,110	$14,208	$5,783

Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months ended		Six Months Ended
(amount in thousands)	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
Cost of revenue	$1,514	$540	$2,528	$1,077
Selling, general and administrative expense	7,083	2,570	11,680	4,706

Total share-based compensation expense	$8,597	$3,110	$14,208	$5,783

The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and six months ended December 30, 2016 and December 25, 2015.

Share-based award activity

Share options have been granted to directors and employees. As of December 30, 2016, there were no share options outstanding under Fabrinet’s Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

As of December 30, 2016, there were an aggregate of 99,263 share options outstanding, 1,462,170 restricted share units outstanding and 234,678 performance share units outstanding under Fabrinet’s 2010 Performance Incentive Plan (the “2010 Plan”). As of December 30, 2016, there were 1,230,956 ordinary shares available for future grant under the 2010 Plan. The 1999 Plan and 2010 Plan are collectively referred to as the “Share Option Plans.”

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

The following summarizes share option activity:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2016	464,334	464,334	$15.95
Granted	—		—	—
Exercised	(365,066)		$16.02
Forfeited	—		—
Expired	(5)		$5.75

Balance as of December 30, 2016	99,263	99,263	$15.71

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 26, 2015	792,019	758,451	$16.33
Granted	—		—	—
Exercised	(130,779)		$15.48
Forfeited	(213)		$14.43
Expired	—		—

Balance as of December 25, 2015	661,027	660,035	$16.50

The following summarizes information for share options outstanding as of December 30, 2016 under the Share Option Plans:

	Range of Exercise Price	Number of Shares Underlying Options	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (amount in thousands)
	$14.12 – $15.05	55,238	1.31
	$15.16 – $16.83	36,975	0.96
	$18.60 – $26.16	7,050	1.92

Options outstanding		99,263	1.22	$2,441

Options exercisable		99,263	1.22	$2,441

As of December 30, 2016, there was no unrecognized compensation cost under the Share Option Plans.

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

The following summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2016	1,181,402	$18.34
Granted	741,973	$39.23
Issued	(423,035)	$16.41
Forfeited	(38,170)	$22.35

Balance as of December 30, 2016	1,462,170	$29.40

	Number of Shares		Weighted- Average Grant Date Fair Value Per Share
Balance as of June 26, 2015	1,140,927		$16.03
Granted	539,772		$19.57
Issued	(388,425	)(1)	$15.27
Forfeited	(15,415)		$18.39

Balance as of December 25, 2015	1,276,859		$17.27

(1)	Includes 849 shares vested on December 1, 2015, but not settled as of December 25, 2015.

The following summarizes performance share unit activity under the 2010 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2016	—	—
Granted	234,678	$40.48
Issued	—	—
Forfeited	—	—

Balance as of December 30, 2016	234,678	$40.48

As of December 30, 2016, there was $32.3 million of unrecognized share-based compensation expense related to restricted share units and performance share units under the 2010 Plan that is expected to be recorded over a weighted-average period of 2.07 years.

For the six months ended December 30, 2016 and December 25, 2015, the Company withheld an aggregate of 26,085 shares and 84,269 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the six months ended December 30, 2016 and December 25, 2015, the Company then remitted cash of $1.0 million and $1.7 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

14.	Shareholders’ equity

Share capital

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the six months ended December 30, 2016, Fabrinet issued 365,066 ordinary shares upon the exercise of options, for cash consideration at a weighted-average exercise price of $16.02 per share, and 396,950 ordinary shares upon the vesting of restricted share units, net of shares withheld.

All such issued shares are fully paid.

15.	Accumulated other comprehensive income

The changes in AOCI for the six months ended December 30, 2016 were as follows:

(amount in thousands)	Unrealized net Gains (Losses) on Marketable Securities	Unrealized net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustment	Total
Balance as of June 24, 2016	$399	$192	$—	$591
Other comprehensive income before reclassification adjustment	(525)	—	(1,162)	(1,687)
Amounts reclassified out of AOCI to foreign exchange loss in the unaudited condensed consolidated statement of operations and comprehensive income	(15)	(158)	—	(173)
Tax effects	—	—	—	—

Other comprehensive loss	$(540)	$(158)	$(1,162)	$(1,860)

Balance as of December 30, 2016	$(141)	$34	$(1,162)	$(1,269)

16.	Commitments and contingencies

Bank guarantees

As of December 30, 2016 and June 24, 2016, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $1.4 million and $0.8 million, respectively.

Operating lease commitments

The Company leases a portion of its office, capital equipment, and certain land and buildings for its facilities in the Cayman Islands, China, New Jersey and the United Kingdom under operating lease arrangements that expire in various calendar years through 2023. Rental expense under these operating leases amounted to $0.8 million and $0.6 million for the six months ended December 30, 2016 and December 25, 2015, respectively.

As of December 30, 2016, the future minimum lease payments due under non-cancelable operating leases during each fiscal year were as follows:

(amount in thousands)
2017 (remaining six months)	$867
2018	1,641
2019	1,104
2020	902
2021	503
Thereafter	850

Total minimum operating lease payments	$5,867

Capital lease commitments

In connection with the acquisition of Exception EMS, the Company assumed the capital lease commitments of several machines and equipment, with various expiration dates until September 2020. The equipment can be purchased at the determined prices upon expiration of such contracts.

As of December 30, 2016, the future minimum lease payments due under non-cancelable capital leases during each fiscal year were as follows:

(amount in thousands)
2017 (remaining six months)	$180
2018	387
2019	419
2020	385
2021	99

Total minimum capital lease payments	$1,470

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

On December 23, 2016, the Company entered into an agreement to purchase a parcel of land in Chonburi, Thailand, to support the expansion of the Company’s production in Thailand. The aggregate purchase price is approximately $5.6 million, of which the first installment of $1.1 million was paid by the Company on January 10, 2017. The Company expects to pay the remaining balance of the purchase price on or before December 25, 2017.

As of December 30, 2016, the Company had an outstanding commitment to third parties of approximately $11.9 million.

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

17.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of December 30, 2016, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
North America	$157,997	$124,154	$323,992	$230,597
Asia-Pacific	136,692	84,354	251,437	168,243
Europe	56,467	24,530	107,770	50,631

	$351,156	$233,038	$683,199	$449,471

As of December 30, 2016 and December 25, 2015, the Company had approximately $35.9 million and $33.6 million of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

Significant customers

The Company had two customers that each contributed to 10% or more of its total accounts receivable as of December 30, 2016 and June 24, 2016, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our expectation that the portion of our future revenues attributable to customers in regions outside of North America will increase compared with the portion of those revenues for the six months ended December 30, 2016;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2017 selling, general and administrative (“SG&A”) expenses will increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal year 2016;

•	our expectation that our employee costs will increase in Thailand and the People’s Republic of China (“PRC”);

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	our plans to execute acquisitions;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.

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

Business acquisition

On September 14, 2016, we acquired 100% shareholding in Global CEM Solutions Ltd. and all of its subsidiaries, a privately-held group located in Wiltshire, United Kingdom (“Exception EMS”), for cash consideration of approximately $13.0 million, net of cash acquired. This is a strategic acquisition involving new geographies, new sectors and new customers. Exception EMS provides contract electronics manufacturing services primarily to the European electronics market with innovative solutions, adding value to the design, manufacture and testing of printed circuit board assemblies. Its customers include industrial, energy, aerospace and defense companies, with approximately 80% of its revenue derived from customers in Europe. See Note 8—business acquisitions to the unaudited condensed consolidated financial statements for further details.

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

Revenues

Our total revenues increased by $118.1 million, or 50.7%, to $351.2 million for the three months ended December 30, 2016, compared with $233.0 million for the three months ended December 25, 2015. Our total revenues increased by $233.7 million, or 52.0%, to $683.2 million for the six months ended December 30, 2016, compared with $449.5 million for the six months ended December 25, 2015. The increase was primarily due to (1) an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the three and six months ended December 30, 2016, (2) the positive impact from an additional week of revenue during the six months ended December 30, 2016 and (3) $6.2 million of revenue for the three months ended December 30, 2016 and $7.0 million of revenue for the six months ended December 30, 2016 from companies we acquired in September 2016.

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

The percentage of our revenues generated from a bill-to location outside of North America increased from 46.7% in the three months ended December 25, 2015 to 55.0% in the three months ended December 30, 2016 and from 48.7% in the six months ended December 25, 2015 to 52.6% in the six months ended December 30, 2016, primarily because of an increase in sales to our customers outside North America, partially due to an increase in sales to our customers in Europe due to the acquisition of Exception EMS in September 2016. We expect that the portion of our future revenues attributable to customers in regions outside North America will continue to increase as compared with the portion of revenues attributable to such customers during the six months ended December 30, 2016.

The following table presents percentages of total revenues by geographic regions:

	Three Months Ended		Six Months Ended
	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
North America	45.0%	53.3%	47.4%	51.3%
Asia-Pacific	38.9	36.2	36.8	37.4
Europe	16.1	10.5	15.8	11.3

	100.0%	100.0%	100.0%	100.0%

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

A second significant element of our cost of revenues is employee costs, including indirect employee costs related to design, configuration and optimization of manufacturing processes for our customers, quality testing, materials testing and other engineering services; and direct costs related to our manufacturing employees. Direct employee costs include employee salaries, insurance and benefits, merit-based bonuses, recruitment, training and retention. Historically, our employee costs have increased primarily due to increases in the number of employees necessary to support our growth and, to a lesser extent, costs to recruit, train and retain employees. Our cost of revenues is significantly impacted by salary levels in Thailand, the PRC and the United Kingdom, the fluctuation of the Thai baht, Chinese Renminbi (“RMB”) and Pound Sterling (“GBP”) against our functional currency, the U.S. dollar, and our ability to retain our employees. We expect our employee costs to increase as wages continue to increase in Thailand and the PRC. Wage increases may impact our ability to sustain our competitive advantage and may reduce our profit margin. We seek to mitigate these cost increases through improvements in employee productivity, employee retention and asset utilization.

Our infrastructure costs are comprised of depreciation, utilities, facilities management and overhead costs. Most of our facility leases are long-term agreements. Our depreciation costs include buildings and fixed assets, primarily at our Pinehurst campus in Thailand, and capital equipment located at each of our manufacturing locations.

During the three and six months ended December 30, 2016 and December 25, 2015, discretionary merit-based bonus awards were made to our non-executive employees. Charges included in cost of revenues for bonus awards to non-executive employees were $0.9 million and $0.7 million for the three months ended December 30, 2016 and December 25, 2015, respectively, and $ 1.8 million and $1.5 million for the six months ended December 30, 2016 and December 25, 2015, respectively.

Share-based compensation expense included in cost of revenues was $1.5 million and $0.5 million for the three months ended December 30, 2016 and December 25, 2015, respectively, and $2.5 million and $1.1 million for the six months ended December 30, 2016 and December 25, 2015, respectively.

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

The compensation committee of our board of directors approved a fiscal year 2017 executive incentive plan with quantitative objectives, based on achieving certain revenue targets and gross margin targets for our fiscal year ending June 30, 2017. Bonuses under our fiscal year 2017 executive incentive plan are payable after the end of fiscal year 2017. In fiscal year 2016, the compensation committee approved a fiscal year 2016 executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP earnings per share targets for our fiscal year ended June 24, 2016, as well as qualitative objectives, based on achieving individual performance goals. In the three months ended September 30, 2016, the compensation committee awarded bonuses to our executive employees for Company and individual achievements of performance under our fiscal 2016 executive incentive plan. Discretionary merit-based bonus awards were also available to our non-executive employees and were payable as of December 30, 2016.

Charges included in SG&A expenses for bonus awards to non-executive and executive employees were $1.2 million and $1.6 million for the three months ended December 30, 2016 and December 25, 2015, respectively, and $2.1 million and $2.2 million for the six months ended December 30, 2016 and December 25, 2015, respectively.

Share-based compensation expense included in SG&A expenses was $7.1 million and $2.6 million for the three months ended December 30, 2016 and December 25, 2015, respectively, and $11.7 million and $4.7 million for the six months ended December 30, 2016 and December 25, 2015, respectively.

Additional Financial Disclosures

Foreign Exchange

As a result of our international operations, we are exposed to foreign exchange risk arising from various currency exposures primarily with respect to the Thai baht. Although a majority of our total revenues is denominated in U.S. dollars, a substantial portion of our payroll plus certain other operating expenses are incurred and paid in Thai baht. The exchange rate between the Thai baht and the U.S. dollar has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We report our financial results in U.S. dollars and our results of operations have been and could in the future be negatively impacted if the Thai baht appreciates against the U.S. dollar. Smaller portions of our expenses are incurred in a variety of other currencies, including RMB, GBP, Canadian dollars, Euros, and Japanese yen, the appreciation of which may also negatively impact our financial results.

In addition, we were exposed to foreign exchange risk in connection with the long-term loan and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency interest rate swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. Borrowings and interest under the term loan have been scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of December 30, 2016, we had outstanding borrowings under the term loan facility of $1.5 million. Under the terms of the cross currency swap arrangements, amounts drawn in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of London Interbank Offered Rate (LIBOR) plus 2.8% per annum.

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

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of December 30, 2016			As of June 24, 2016
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	552,392	$15,417	50.7	834,536	$23,594	91.3
RMB	17,572	2,533	8.3	14,835	2,255	8.7
GBP	10,142	12,465	41.0	—	—	—

Total		$30,415	100.0		$25,849	100.0

Liabilities
Thai baht	1,767,161	$49,321	78.3	1,517,782	$42,912	92.0
RMB	23,131	3,334	5.3	24,654	3,748	8.0
GBP	8,396	10,319	16.4	—	—	—

Total		$62,974	100.0		$46,660	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of December 30, 2016, we did not have derivative contracts denominated in Thai baht. As of June 24, 2016, we had $84.5 million in forward contracts outstanding against forecasted Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of December 30, 2016 and June 24, 2016, we did not have any derivative contracts denominated in RMB.

The GBP assets primarily represent cash, accounts receivable and fixed assets. The GBP liabilities primarily represent short-term loans, trade accounts payable and other payables. As of December 30, 2016, we did not have any derivative contracts denominated in GBP.

For the six months ended December 30, 2016 and December 25, 2015, we recorded an unrealized loss of $0.001 million and $6.2 million, respectively, for the changes in fair value of derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.

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

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 on income generated from projects to manufacture certain products at our Pinehurst campus. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. In March 2016, the Thailand Revenue Department announced a permanent decrease of corporate income tax rates to 20% for tax periods beginning on or after January 1, 2016. As a result, corporate income tax rates for our Thai subsidiary remain at 20% from fiscal year 2017 onward.

Critical Accounting Policies and Use of Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities on the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our unaudited condensed consolidated financial statements, as their application places the most significant demands on our management’s judgment.

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 24, 2016. The adoption of new accounting policies and the accounting standards are disclosed in Note 2 – Accounting policies to the unaudited condensed consolidated financial statements.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

(amount in thousands)	Three Months Ended		Six Months Ended
	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
Revenues	$351,156	$233,038	$683,199	$449,471
Cost of revenues	(308,110)	(204,545)	(600,545)	(394,967)

Gross profit	43,046	28,493	82,654	54,504
Selling, general and administrative expenses	(17,651)	(13,715)	(33,483)	(25,615)
Other expense related to flooding	—	—	—	(864)

Operating income	25,395	14,778	49,171	28,025
Interest income	320	455	757	897
Interest expense	(555)	(419)	(1,876)	(821)
Foreign exchange gain (loss), net	1,945	6,166	3,602	(4,326)
Other income	147	106	289	209

Income before income taxes	27,252	21,086	51,943	23,984
Income tax expense	(1,960)	(1,283)	(3,885)	(2,578)

Net income	25,292	19,803	48,058	21,406
Other comprehensive loss, net of tax	(2,256)	(310)	(1,860)	(223)

Net comprehensive income	$23,036	$19,493	$46,198	$21,183

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(87.7)	(87.8)	(87.9)	(87.9)

Gross profit	12.3	12.2	12.1	12.1
Selling, general and administrative expenses	(5.0)	(5.9)	(4.9)	(5.7)
Other expense related to flooding	—	—	—	(0.2)

Operating income	7.3	6.3	7.2	6.2
Interest income	0.1	0.2	0.1	0.2
Interest expense	(0.2)	(0.2)	(0.3)	(0.2)
Foreign exchange gain (loss), net	0.6	2.7	0.5	(1.0)
Other income	0.0	0.1	0.1	0.1

Income before income taxes	7.8	9.1	7.6	5.3
Income tax expense	(0.6)	(0.6)	(0.6)	(0.5)

Net income	7.2	8.5	7.0	4.8
Other comprehensive loss, net of tax	(0.6)	(0.1)	(0.3)	(0.1)

Net comprehensive income	6.6%	8.4%	6.7%	4.7%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Six Months Ended
(amount in thousands)	December 30, 2016	December 25, 2015	December 30, 2016	December 25, 2015
Optical communications	$274,244	$168,694	$531,051	$323,456
Lasers, sensors and other	76,912	64,344	152,148	126,015

Total	$351,156	$233,038	$683,199	$449,471

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three and Six Months Ended December 30, 2016 with Three and Six Months Ended December 25, 2015

Total revenues.

Our total revenues increased by $118.1 million, or 50.7%, to $351.2 million for the three months ended December 30, 2016, compared with $233.0 million for the three months ended December 25, 2015. This increase was primarily due to an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the three months ended December 30, 2016 and $6.2 million of revenue from companies we acquired in September 2016. Revenues from optical communications products represented 78.1% of our total revenues for the three months ended December 30, 2016, compared to 72.4% for the three months ended December 25, 2015.

Our total revenues increased by $233.7 million, or 52.0%, to $683.2 million for the six months ended December 30, 2016, compared with $449.5 million for the six months ended December 25, 2015. This increase was primarily due to (1) an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the six months ended December 30, 2016, (2) the positive impact from an additional week of revenue during the six months ended December 30, 2016 and (3) $7.0 million of revenue from companies we acquired in September 2016. Revenues from optical communications products represented 77.7% of our total revenues for the six months ended December 30, 2016, compared to 72.0% for the six months ended December 25, 2015.

Cost of revenues.

Our cost of revenues increased by $103.6 million, or 50.6%, to $308.1 million, or 87.7% of total revenues, for the three months ended December 30, 2016, compared with $204.5 million, or 87.8% of total revenues, for the three months ended December 25, 2015. The increase in cost of revenues on an absolute dollars basis was primarily due to a proportional increase in sales volume. The increase in cost of revenues also included an increase of $1.0 million in share-based compensation expenses, primarily due to the grant of a higher number of restricted share units.

Our cost of revenues increased by $205.6 million, or 52.0%, to $600.5 million, or 87.9% of total revenues, for the six months ended December 30, 2016, compared with $395.0 million, or 87.9% of total revenues, for the six months ended December 25, 2015. The increase in cost of revenues on an absolute dollars basis was primarily due to a proportional increase in sales volume. The increase in cost of revenues also included an increase of $1.5 million in share-based compensation expenses, primarily due to the grant of a higher number of restricted share units.

Gross profit.

Our gross profit increased by $14.6 million, or 51.1%, to $43.0 million, or 12.3% of total revenues, for the three months ended December 30, 2016, compared with $28.5 million, or 12.2% of total revenues, for the three months ended December 25, 2015. Our gross profit increased by $28.2 million, or 51.7%, to $82.7 million, or 12.1% of total revenues, for the six months ended December 30, 2016, compared with $54.5 million, or 12.1% of total revenues, for the six months ended December 25, 2015.

SG&A expenses.

Our SG&A expenses increased by $3.9 million, or 28.7%, to $17.7 million, or 5.0% of total revenues, for the three months ended December 30, 2016, compared with $13.7 million, or 5.9% of total revenues, for the three months ended December 25, 2015. Our SG&A expenses increased in absolute dollars primarily due to an increase of $4.5 million in share-based compensation expenses, partially due to the recognition of $2.8 million related to accelerated vesting of an executive equity award during the three months ended December 30, 2016, and an increase of $0.9 million in expenses related to our subsidiary in the United Kingdom, offset by a decrease of $1.3 million in expenses related to our facility in the United States.

Our SG&A expenses increased by $7.9 million, or 30.7%, to $33.5 million, or 4.9% of total revenues, for the six months ended December 30, 2016, compared with $25.6 million, or 5.7% of total revenues, for the six months ended December 25, 2015. Our SG&A expenses increased in absolute dollars primarily due to an increase of $1.5 million in expenses relating to merger and acquisition activities and an increase in share-based compensation expenses of $7.0 million, partially due to the recognition of $2.8 million related to accelerated vesting of an executive equity award during the six months ended December 30, 2016, offset by a decrease of $1.5 million in expenses related to our facility in the United States.

Other expense related to flooding.

In the three and six months ended December 30, 2016 and the three months ended December 25, 2015, we did not have any expenses related to flooding. In the six months ended December 25, 2015, we recognized other expense related to flooding of $0.9 million, which mainly consisted of $0.6 million of repaired cost of equipment and $0.2 million of inventory losses.

Operating income.

Our operating income increased by $10.6 million to $25.4 million, or 7.3% of total revenues, for the three months ended December 30, 2016, compared with $14.8 million, or 6.3% of total revenues, for the three months ended December 25, 2015.

Our operating income increased by $21.1 million to $49.2 million, or 7.2% of total revenues, for the six months ended December 30, 2016, compared with $28.0 million, or 6.2% of total revenues, for the six months ended December 25, 2015.

Interest income.

Our interest income decreased by $0.1 million to $0.3 million, or 0.1% of total revenues, for the three months ended December 30, 2016, compared with $0.4 million, or 0.2% of total revenues, for the three months ended December 25, 2015. Our interest income decreased by $0.1 million to $0.8 million, or 0.1% of total revenues, for the six months ended December 30, 2016, compared with $0.9 million, or 0.2% of total revenues, for the six months ended December 25, 2015. The decrease was primarily due to a decrease in the average of our outstanding cash balance.

Interest expense.

Our interest expense increased by $0.1 million to $0.5 million for the three months ended December 30, 2016, compared with $0.4 million for the three months ended December 25, 2015. Our interest expense increased by $1.1 million to $1.9 million for the six months ended December 30, 2016, compared with $0.8 million for the six months ended December 25, 2015. The increase was primarily due to an increase in the average balance of our outstanding bank borrowings.

Foreign exchange gain (loss), net.

Our foreign exchange gain, net, decreased by $4.2 million to $1.9 million, or 0.6% of total revenues, for the three months ended December 30, 2016, compared with foreign exchange gain, net, of $6.2 million, or 2.7% of total revenues, for the three months ended December 25, 2015. The decrease was due to changes in the fair value of forward contracts as of December 30, 2016 that were not designated as hedging instruments.

Our foreign exchange (loss), net, increased by $7.9 million to foreign exchange gain, net, of $3.6 million, or 0.5% of total revenues, for the six months ended December 30, 2016, compared with foreign exchange (loss), net, of $(4.3) million, or (1.0)% of total revenues, for the six months ended December 25, 2015. The increase was due to changes in the fair value of forward contracts as of December 30, 2016 that were not designated as hedging instruments.

Income before income taxes.

We recorded income before income taxes of $27.3 million and $51.9 million for the three and six months ended December 30, 2016, respectively, compared with $21.1 million and $24.0 million for the three and six months ended December 25, 2015, respectively.

Income tax expense.

Our provision for income tax reflects an effective tax rate of 6.8% for both the three months ended December 30, 2016 and December 25, 2015. Even though our taxable income and income tax expenses for the three months ended December 30, 2016 increased, they increased proportionately on an absolute dollars basis, compared with the three months ended December 25, 2015 and did not impact the effective tax rate.

Our provision for income tax reflects an effective tax rate of 6.7% for both the six months ended December 30, 2016, and December 25, 2015. Even though our taxable income and income tax expenses for the six months ended December 30, 2016 increased, they increased proportionately on an absolute dollars basis, compared with the six months ended December 25, 2015 and did not impact the effective tax rate.

Net income.

We recorded net income of $25.3 million, or 7.2% of total revenues, for the three months ended December 30, 2016, compared with $19.8 million, or 8.5% of total revenues, for the three months ended December 25, 2015.

We recorded net income of $48.1 million, or 7.0% of total revenues, for the six months ended December 30, 2016, compared with $21.4 million, or 4.8% of total revenues, for the six months ended December 25, 2015.

Other comprehensive loss.

We recorded other comprehensive loss of $2.3 million, or 0.6% of total revenues, for the three months ended December 30, 2016, compared with other comprehensive loss of $0.3 million, or 0.1% of total revenues, for the three months ended December 25, 2015. The increase was primarily due to the foreign currency translation adjustment of $1.9 million in connection with the operations of Exception EMS.

We recorded other comprehensive loss of $1.9 million, or 0.3% of total revenues, for the six months ended December 30, 2016, compared with other comprehensive loss of $0.2 million, or 0.1% of total revenues, for the six months ended December 25, 2015. The increase was primarily due to the foreign currency translation adjustment of $1.2 million in connection with the operations of Exception EMS.

Liquidity and Capital Resources

Cash Flows and Working Capital

We primarily finance our operations through cash flow from operations. As of December 30, 2016 and December 25, 2015, we had cash, cash equivalents, and marketable securities of $256.1 million and $266.6 million, respectively, and outstanding debt of $68.1 million and $55.5 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents for the three and six months ended December 30, 2016 was 0.5% and 0.4%, respectively, and for the three and six months ended December 25, 2015 was 1.2% and 0.6%, respectively.

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

During the six months ended December 30, 2016, we borrowed a revolving loan of $13.5 million and repaid a term loan of $6.8 million under our Facility Agreement; as a result, as of December 30, 2016, we had a long-term borrowing of $43.2 million and short-term borrowing of $20.0 million under our Facility Agreement. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held investments in short-term marketable securities of $170.5 million as of December 30, 2016.

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

In December 2015, we began construction of a new manufacturing facility at our Chonburi campus, which we substantially completed in the first quarter of fiscal year 2017. We continued renovating the facilities during the second quarter of fiscal year 2017 and expect to begin operations at this new facility in the third quarter of fiscal year 2017. We believe that our current manufacturing capacity is sufficient to meet our anticipated production requirements for at least the next few quarters. We maintain a long-term loan associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 12 months.

The following table shows our cash flows for the periods indicated:

	Six Months Ended
(amount in thousands)	December 30, 2016	December 25, 2015
Net cash provided by operating activities	$19,752	$23,704
Net cash used in investing activities	$(84,102)	$(19,648)
Net cash provided by financing activities	$10,692	$14,955
Net (decrease) increase in cash, cash equivalents and restricted cash	$(53,658)	$19,011

Operating Activities

Net cash provided by operating activities decreased by $4.0 million, or 16.7%, to $19.8 million for the six months ended December 30, 2016, compared with net cash provided by operating activities of $23.7 million for the six months ended December 25, 2015. This decrease was due to a number of factors, including increases in accounts receivable of $28.3 million and inventory of $19.3 million due to higher sales and customer demand, offset by an increase in net income of $26.7 million, and a decrease in payments to vendors of $11.4 million, as compared with the six months ended December 25, 2015.

Investing Activities

Net cash used in investing activities increased by $64.5 million, or 328.0%, to $84.1 million for the six months ended December 30, 2016, compared with net cash used in investing activities of $19.6 million for the six months ended December 25, 2015. This increase was primarily due to an increase of $18.0 million in the purchase of property, plant and equipment primarily for our new facility in Chonburi, Thailand, a net increase of $36.5 million in marketable securities and the net payment of $9.9 million in connection with the acquisition of Exception EMS.

Financing Activities

Net cash provided by financing activities decreased by $4.3 million, or 28.5%, to $10.7 million for the six months ended December 30, 2016, compared with net cash provided by financing activities of $15.0 million for the six months ended December 25, 2015. This decrease was primarily due to an increase of $6.8 million in repayment of long-term loans from banks, offset by an increase of $3.8 million in proceeds from the issuance of ordinary shares under our employee share option plans.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents, and marketable securities totaling $256.1 million and $284.5 million as of December 30, 2016 and June 24, 2016, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and marketable securities are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the six months ended December 30, 2016 and December 25, 2015, our interest income would have decreased by approximately $0.1 million and $0.1 million, respectively, assuming consistent investment levels.

We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the six months ended December 30, 2016 and December 25, 2015, our interest expense would have increased by approximately $0.2 million and $0.1 million, respectively, assuming consistent borrowing levels.

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

Foreign Currency Risk

As a result of our foreign operations, we have significant expenses, assets and liabilities that are denominated in foreign currencies. Substantially all of our employees and most of our facilities are located in Thailand, the PRC and the United Kingdom. Therefore, a substantial portion of our payroll as well as certain other operating expenses are paid in Thai baht, RMB or GBP. The significant majority of our revenues are denominated in U.S. dollars because our customer contracts generally provide that our customers will pay us in U.S. dollars.

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

In addition, we were exposed to foreign exchange risk in connection with the credit facility and cross currency swap arrangements we entered into with TMB Bank Public Company Limited (the “Bank”) in May 2011 for the construction of Pinehurst Building 6. The terms of the contract with the Bank provide the following facilities: (1) a term loan facility for up to Thai baht 960 million (equal to $30.0 million) with a fixed interest rate of 5.28% per annum, (2) a hedging facility for currency swaps with a notional amount of $30.0 million, and (3) a settlement limit of Thai baht 65 million, subject to certain terms and conditions as set forth therein. Borrowings and interest under the term loan are scheduled to be repaid on a quarterly basis between September 2011 and March 2017. As of December 30, 2016, we had outstanding borrowings under the term loan facility of $1.5 million. Under the terms of the cross currency interest rate swap arrangement, all amounts drawn down in Thai baht were converted to U.S. dollars for repayment by us on a quarterly basis at the floating rate of LIBOR plus 2.8% per annum.

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. During the six months ended December 30, 2016, we discontinued our cash flow hedges which hedged forecasted foreign currency transactions related to the construction cost of a new manufacturing building at our Chonburi campus, which resulted in the recognition of a gain on forward derivative contracts of $0.3 million. We recorded unrealized loss of $0.001 million and $6.2 million related to derivatives that are not designated as hedging instruments, for the six months ended December 30, 2016 and December 25, 2015, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $3.9 million and $2.0 million as of December 30, 2016 and June 24, 2016, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of December 30, 2016, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our marketable securities as of December 30, 2016 are held in various financial institutions with a maturity limit not to exceed 3 years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Changes in Internal Control over Financial Reporting

During the six months ended December 30, 2016, we continued to implement formal controls and procedures over business combination accounting which we applied. There were no changes in our internal control over financial reporting during the three months ended December 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During the three months ended December 30, 2016 and December 25, 2015, we had two customers and one customer that contributed 10% or more of our total revenues, respectively. These customers together accounted for 30% and 31% of our total revenues during the respective periods. During the six months ended December 30, 2016 and December 25, 2015, we had one customer that contributed 10% or more of our total revenues. This customer accounted for 20% and 30% of our total revenues, respectively, during the periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price.

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

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of December 30, 2016, the U.S. dollar had appreciated approximately 9.3% against the Thai baht since December 26, 2014. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the RMB and GBP and the U.S. dollar. The expenses of our PRC and the United Kingdom subsidiaries are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of December 30, 2016, the U.S. dollar had appreciated approximately 11.9% against the RMB since December 26, 2014. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transaction and foreign debt service. As of December 30, 2016, the U.S. dollar had appreciated approximately 7.4% against the GBP since the acquisition date on September 14, 2016. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill-to-location of customers outside of North America accounted for 55.0% and 46.7% of our total revenues for the three months ended December 30, 2016 and December 25, 2015, respectively, and 52.6% and 48.7% of our total revenues for the six months ended December 30, 2016 and December 25, 2015, respectively. We expect that total revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

Most recently, we expanded our manufacturing capacity with the substantial completion of a new manufacturing facility in Chonburi, Thailand. We may continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

Our future success depends, in part, upon our ability to attract additional skilled employees and retain our current key personnel. We have identified several areas where we intend to expand our hiring, including business development, finance, human resources, operations and supply chain management. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive management team, including Mr. David T. Mitchell, and other key management and technical personnel, each of whom would be difficult to replace. We do not have key person life insurance or long-term employment contracts with any of our key personnel. The loss of any of our executive officers or key personnel or the inability to continue to attract qualified personnel could harm our business, financial condition and operating results.

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

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC and the United States, any of which jurisdictions could assert tax claims against us. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations. In addition, we benefit from permanent reductions in corporate tax rates in Thailand for fiscal year 2017 onward.

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

We use professional investment management firms to manage our excess cash and cash equivalents. Our marketable securities as of December 30, 2016 are primarily investments in a fixed income portfolio, including corporate bonds and commercial paper, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in marketable securities with a maturity in excess of three years.

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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 30, 2016, we did not record any impairment charges associated with our investment portfolio of marketable securities, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2017.

FABRINET

By:	/s/ TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.1	Letter Agreement, dated October 31, 2016, between Fabrinet USA, Inc. and Hong Hou	8-K	10.1	November 4, 2016	001-34755

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.