Form 10-Q
period 2017-03-31
Fabrinet
filed 2017-05-09
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 28, 2017, the registrant had 37,329,321 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED MARCH 31, 2017

Page No.

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of March 31, 2017 and June 24, 2016	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended March 31, 2017 and March 25, 2016	4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2017 and March 25, 2016	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION	46

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 6. Exhibits	62

Signature	63

Exhibit Index	64

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	March 31, 2017	June 24, 2016
Assets
Current assets
Cash and cash equivalents	$136,634	$142,804
Marketable securities	152,608	141,709
Trade accounts receivable, net	250,922	196,145
Inventory, net	224,627	181,499
Deferred tax assets	—	1,358
Prepaid expenses	3,804	3,114
Other current assets	2,983	6,662

Total current assets	771,578	673,291

Non-current assets
Restricted cash in connection with business acquisition	3,175	—
Property, plant and equipment, net	216,378	178,410
Intangibles, net	5,857	499
Goodwill	3,649	—
Deferred tax assets	2,452	1,806
Deferred debt issuance costs on revolving loan and other non-current assets	1,596	1,851

Total non-current assets	233,107	182,566

Total Assets	$1,004,685	$855,857

Liabilities and Shareholders’ Equity
Current liabilities
Bank borrowings, net of unamortized debt issuance costs	$48,658	$24,307
Trade accounts payable	210,105	172,052
Fixed assets payable	12,409	20,628
Capital lease liability, current portion	341	—
Income tax payable	2,209	2,010
Accrued payroll, bonus and related expenses	15,141	12,300
Accrued expenses	13,020	8,072
Other payables	10,931	16,356

Total current liabilities	312,814	255,725

Non-current liabilities
Long-term loan from bank, non-current portion, net of unamortized debt issuance costs	26,059	36,100
Deferred tax liability	1,754	854
Capital lease liability, non-current portion	1,062	—
Deferred liability in connection with business acquisition	3,175	—
Severance liabilities	7,896	6,684
Other non-current liabilities	2,822	2,075

Total non-current liabilities	42,768	45,713

Total Liabilities	355,582	301,438

Commitments and contingencies (Note 16)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of March 31, 2017 and June 24, 2016)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 37,326,596 shares and 36,156,446 shares issued and outstanding as of March 31, 2017 and June 24, 2016, respectively)	373	362
Additional paid-in capital	128,868	102,325
Accumulated other comprehensive (loss) income	(993)	591
Retained earnings	520,855	451,141

Total Shareholders’ Equity	649,103	554,419

Total Liabilities and Shareholders’ Equity	$1,004,685	$855,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(in thousands of U.S. dollars, except per share amounts)	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
Revenues	$366,837	$250,888	$1,050,036	$700,359
Cost of revenues	(322,791)	(219,711)	(923,336)	(614,678)

Gross profit	44,046	31,177	126,700	85,681
Selling, general and administrative expenses	(17,086)	(12,299)	(50,569)	(37,914)
Other income related to flooding, net	—	900	—	36

Operating income	26,960	19,778	76,131	47,803
Interest income	713	213	1,470	1,110
Interest expense	(641)	(335)	(2,517)	(1,156)
Foreign exchange (loss) gain, net	(3,702)	3,080	(100)	(1,246)
Other income	108	57	397	266

Income before income taxes	23,438	22,793	75,381	46,777
Income tax expense	(1,782)	(1,971)	(5,667)	(4,549)

Net income	21,656	20,822	69,714	42,228

Other comprehensive gain (loss), net of tax:
Change in net unrealized gain (loss) on marketable securities	49	292	(491)	117
Change in net unrealized (loss) gain on derivative instruments	—	722	(158)	674
Change in foreign currency translation adjustment	227	—	(935)	—

Total other comprehensive gain (loss), net of tax	276	1,014	(1,584)	791

Net comprehensive income	$21,932	$21,836	$68,130	$43,019

Earnings per share
Basic	$0.58	$0.58	$1.89	$1.18
Diluted	$0.57	$0.56	$1.85	$1.15

Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	37,116	35,964	36,792	35,785
Diluted	37,872	37,089	37,750	36,743

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(in thousands of U.S. dollars)	March 31, 2017	March 25, 2016

Cash flows from operating activities
Net income for the period	$69,714	$42,228
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,956	12,793
Loss (gain) on disposal of property, plant and equipment	7	(13)
Loss from sales and maturities of available-for-sale securities	407	190
Amortization of investment premium	397	605
Amortization of deferred debt issuance costs	1,591	543
Income related to flooding	—	(828)
Proceeds from insurer in settlement of claim related to flood damage	—	272
Allowance for doubtful accounts (reversal)	3	(7)
Unrealized (gain) loss on exchange rate and fair value of derivative instruments	(718)	2,406
Share-based compensation	21,936	7,782
Deferred income tax	1,008	1,054
Other non-cash expenses	1,775	1,171
Reversal of inventory obsolescence	(72)	(344)
Loss from written-off inventory due to flood loss	—	233
Changes in operating assets and liabilities
Trade accounts receivable	(50,839)	(37,015)
Inventory	(39,766)	(19,258)
Other current assets and non-current assets	3,921	(3,803)
Trade accounts payable	32,653	30,731
Income tax payable	166	(114)
Other current liabilities and non-current liabilities	1,249	2,730

Net cash provided by operating activities	60,388	41,356

Cash flows from investing activities
Purchase of marketable securities	(100,751)	(85,644)
Proceeds from sales of marketable securities	33,812	28,735
Proceeds from maturities of marketable securities	54,745	54,290
Payments in connection with business acquisition, net of cash acquired	(9,917)	—
Purchase of property, plant and equipment	(57,224)	(33,545)
Purchase of intangibles	(1,910)	(274)
Proceeds from disposal of property, plant and equipment	190	62
Proceeds from insurer in settlement of equipment claims related to flood damage	—	556

Net cash used in investing activities	(81,055)	(35,820)

Cash flows from financing activities
Payment of debt issuance costs	—	(506)
Proceeds of short-term loans from banks	27,665	18,000
Repayment of long-term loans from bank	(14,700)	(8,500)
Repayment of capital lease liability	(182)	—
Proceeds from issuance of ordinary shares under employee share option plans	5,890	3,326
Withholding tax related to net share settlement of restricted share units	(1,272)	(2,372)

Net cash provided by financing activities	17,401	9,948

Net (decrease) increase in cash, cash equivalents and restricted cash	(3,266)	15,484

Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	142,804	112,978
(Decrease) increase in cash, cash equivalents and restricted cash	(3,266)	15,484
Effect of exchange rate on cash, cash equivalents and restricted cash	271	(505)

Cash, cash equivalents and restricted cash at end of period	$139,809	$127,957

Non-cash investing and financing activities
Construction, software-related and equipment-related payables	$12,409	$5,068

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of same amounts shown in the unaudited condensed consolidated statements of cash flows:

(amount in thousands)	As of March 31, 2017	As of March 25, 2016

Cash and cash equivalents	$136,634	$127,957
Restricted cash in connection with business acquisition (non-current assets)	3,175	—

Cash, cash equivalents and restricted cash	$139,809	$127,957

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements for Fabrinet as of March 31, 2017 and for the three and nine months ended March 31, 2017 and March 25, 2016 includes normal recurring adjustments, necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 24, 2016.

The balance sheet as of June 24, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 31, 2017 may not be indicative of results for the year ending June 30, 2017 or any future periods.

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

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of total revenues and expenses during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for doubtful accounts, income taxes, inventory obsolescence and valuation of intangible assets related to business acquisition, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that estimates or assumptions prove to differ from actual results, adjustments will be made in subsequent periods to reflect more current information.

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended March 31, 2017 and March 25, 2016 each consisted of 13 weeks. The nine months ended March 31, 2017 and March 25, 2016 consisted of 40 weeks and 39 weeks, respectively. Fiscal year 2017 will be comprised of 53 weeks and will end on June 30, 2017.

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

Derivatives

The derivatives assets and liabilities are recognized on the unaudited condensed consolidated balance sheets as other current assets or accrued expenses and are measured at fair value.

The Company applies hedge accounting to arrangements that qualify and are designated for cash flow or fair value hedge accounting treatment. Hedge accounting is discontinued prospectively if the hedging relationship ceases to be effective or the hedging or hedged items cease to exist as a result of maturity, sale, termination or cancellation.

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

Business acquisition

For the acquisition of Exception EMS, the Company allocated the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The total consideration and the allocation of consideration to the individual net assets are preliminary, pending the finalization of the estimated fair value attributable to the acquired customer relationships.

The acquired intangible assets, which consist of customer relationships and backlog, are recorded within intangibles, net in the unaudited condensed consolidated balance sheets. The fair value of the acquired intangible assets was determined based on the multi-period excess earnings method. The Company reviews definite lived intangibles for impairment whenever changes or circumstances indicate the carrying amount may not be recoverable.

In connection with the business acquisition, $3.2 million of cash for deferred consideration, net of foreign currency translation adjustment, was placed into an escrow account which is under the Company’s control. However, the Company has contractually agreed to remit this deferred consideration to the sellers of Exception EMS, subject to the resolution of claims that the Company may make against the funds with respect to indemnification and other claims within 24 months from the closing date of the transaction. The cash is presented as restricted cash in the unaudited condensed consolidated balance sheets within non-current assets and the related liability is presented within non-current liabilities for the deferred consideration.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments require management to evaluate, for each annual and interim reporting period, an entity’s ability to continue as a going concern when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations that become due within one year after the date that the financial statements are issued (or available to be issued). This ASU is effective for annual periods and interim reporting periods ending after December 15, 2016. The Company does not expect that the adoption of this update will have an effect on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606), issued as a new Topic, Accounting Standards Codification.” The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for public companies, as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application of this guidance is permitted, but not before the original date of December 15, 2016, which can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. Subsequently, in March 2016 and April 2016, the FASB issued ASU 2016-08 and ASU 2016-10, respectively, to clarify the implementation guidance on principle versus agent considerations and address the potential diversity in practice at initial application and cost; and the complexity of applying Topic 606, both at transition and on an ongoing basis related to identification of performance obligations and licensing arrangements; and ASU 2016-12 and ASU 2016-20, in May 2016 and December 2016, respectively, to improve in certain aspects of Topic 606, with the same effective date as ASU 2015-14. The Company will adopt this standard during its fiscal year ending June 28, 2019. In the current period, the Company is assessing the contracts with its customers to identify the impact to its consolidated financial statements. The process is still ongoing and the Company expects to make significant progress in the coming quarters.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” which require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Company adopted this update in the first quarter of fiscal year 2017 and applied it on a prospective basis. See Footnote 8 – Business acquisition, for further disclosure on measurement period adjustments recorded in the nine months ended March 31, 2017.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” The update provides the guidance that an entity, that measured inventory by using first-in, first-out or average cost, should measure inventory at the lower of cost and net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. The Company adopted this update in the first quarter of fiscal year 2017 with no impact to the unaudited condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. Additionally, in August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” to amend ASU 2015-03. The Company adopted this amendment retrospectively in the first quarter of fiscal year 2017. As of March 31, 2017 and June 24, 2016, debt issuance costs of $0.4 million and $0.6 million, respectively, related to a recognized debt liability are presented in the balance sheet as a direct reduction of the carrying amount of the related debts.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. In the first quarter of fiscal year 2017, the Company adopted this update with no impact to the unaudited condensed consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The objective of this amendment is to reduce the complexity in accounting standards by eliminating the concept of extraordinary items from U.S. GAAP. To meet for extraordinary classification the underlying event or transaction should (a) possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity and (b) not reasonably be expected to recur in the foreseeable future. In the first quarter of fiscal year 2017, the Company adopted this update with no impact to the unaudited condensed consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
(amount in thousands except per share amounts)	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016

Net income attributable to shareholders	$21,656	$20,822	$69,714	$42,228

Weighted-average number of ordinary shares outstanding (thousands of shares)	37,116	35,964	36,792	35,785

Incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	756	1,125	958	958

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,872	37,089	37,750	36,743

Basic earnings per ordinary share	$0.58	$0.58	$1.89	$1.18
Diluted earnings per ordinary share	$0.57	$0.56	$1.85	$1.15

As of March 31, 2017 and March 25, 2016, there were no anti-dilutive share options.

4.	Cash, cash equivalents and marketable securities

The Company’s cash, cash equivalents, and marketable securities can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain (Loss)	Cash and Cash Equivalents	Marketable Securities

As of March 31, 2017
Cash	$135,317	$—	$135,317	$—
Cash equivalents	1,317	—	1,317	—
Corporate bonds and commercial papers	95,503	22	—	95,525
U.S. agency and U.S. treasury securities	54,201	(112)	—	54,089
Sovereign and municipal securities	2,995	(1)	—	2,994

Total	$289,333	$(91)	$136,634	$152,608

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain	Cash and Cash Equivalents	Marketable Securities

As of June 24, 2016
Cash	$136,754	$—	$136,754	$—
Cash equivalents	6,050	—	6,050	—
Corporate bonds and commercial papers	112,128	394	—	112,522
U.S. agency and U.S. treasury securities	28,028	2	—	28,030
Sovereign and municipal securities	1,154	3	—	1,157

Total	$284,114	$399	$142,804	$141,709

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

The following table summarizes the cost and estimated fair value of marketable securities classified as available-for-sale securities based on stated effective maturities as of March 31, 2017:

(amount in thousands)	Carrying Cost	Fair Value
Due within one year	$21,222	$21,214
Due between one to three years	131,477	131,394

Total	$152,699	$152,608

During the nine months ended March 31, 2017, the Company recognized a realized loss of $0.4 million from sales and maturities of available-for-sale securities as interest income in the unaudited condensed consolidated statements of operations and comprehensive income.

As of March 31, 2017, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the nine months ended March 31, 2017.

As of March 31, 2017, cash, cash equivalents, and marketable securities included bank deposits of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement (as defined in Note 11) and comply with covenants. As discussed in Note 11, under the terms and conditions of the Facility Agreement, the Company shall maintain cash, cash equivalents and/or marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits, and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. The Company must comply with the covenant from and after the effective date of the Facility Agreement.

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

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of March 31, 2017
Assets
Cash equivalents	$—	$1,317		$—	$1,317
Corporate bonds and commercial papers	—	95,525		—	95,525
U.S. agency and U.S. treasury securities	—	54,089		—	54,089
Sovereign and municipal securities	—	2,994		—	2,994

Total	$—	$153,925		$—	$153,925

Liabilities
Derivative liabilities	$—	$8	(1)	$—	$8

Total	$—	$8		$—	$8

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 24, 2016
Assets
Cash equivalents	$—	$6,050		$—	$6,050
Corporate bonds and commercial papers	—	112,522		—	112,522
U.S. agency and U.S. treasury securities	—	28,030		—	28,030
Sovereign and municipal securities	—	1,157		—	1,157
Derivative assets	—	158	(2)	—	158

Total	$—	$147,917		$—	$147,917

Liabilities
Derivative liabilities	$—	$1,754	(3)	$—	$1,754

Total	$—	$1,754		$—	$1,754

(1)	Foreign currency forward contract with notional amount of Canadian dollars 0.5 million.
(2)	Foreign currency forward contracts with notional amount of $7.0 million.
(3)	Foreign currency forward contracts with notional amount of $77.5 million and Canadian dollars 0.6 million.

Derivative Financial Instruments

As a result of foreign currency rate fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency denominated assets and liabilities change. The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency denominated assets and liabilities and other foreign currency transactions. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard. As of March 31, 2017, the Company recognized the fair value of foreign currency forward contracts of $8 thousand as derivative liabilities in the unaudited condensed consolidated balance sheet under accrued expenses. As of June 24, 2016, the Company recognized the fair value of foreign currency forward contracts of $0.2 million as derivative assets and $1.7 million as derivative liabilities in the unaudited condensed consolidated balance sheet under other current assets and accrued expenses, respectively.

As of March 31, 2017, the Company had no foreign currency forward contracts designated as cash flow hedges. During the nine months ended March 31, 2017, the Company discontinued cash flow hedges and recognized a gain from unwinding foreign currency forward contracts of $0.3 million as foreign exchange gain, net in the unaudited condensed consolidated statements of operations and comprehensive income.

As of March 31, 2017, the Company had one outstanding foreign currency forward contract with an aggregate notional amount of Canadian dollars 0.5 million, maturing in June 2017. This foreign currency forward contract was not designated for hedge accounting and was used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Canadian dollar. During the nine months ended March 31, 2017, the Company included unrealized loss of $8 thousand from changes in the fair value of foreign currency contracts in earnings as foreign exchange loss, net in the unaudited condensed consolidated statements of operations and comprehensive income.

As of March 25, 2016, the Company had 17 outstanding foreign currency forward contracts with an aggregate notional amount of $102.0 million and Canadian dollars 0.3 million, maturing during June 2016 to December 2016. These foreign currency forward contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollar. During the nine months ended March 25, 2016, the Company included unrealized loss of $2.3 million from changes in the fair value of foreign currency contracts as foreign exchange loss, net in earnings in the unaudited condensed consolidated statements of operations and comprehensive income.

6.	Trade accounts receivable, net

(amount in thousands)	As of March 31, 2017	As of June 24, 2016

Trade accounts receivable	$250,970	$196,178
Less: allowance for doubtful account	(48)	(33)

Trade accounts receivable, net	$250,922	$196,145

As of March 31, 2017, trade accounts receivable of $5.6 million were secured to short-term loans from bank (see Note 11).

7.	Inventory

(amount in thousands)	As of March 31, 2017	As of June 24, 2016

Raw materials	$64,715	$58,199
Work in progress	114,844	94,762
Finished goods	31,662	21,593
Goods in transit	16,013	9,381

	227,234	183,935
Less: Inventory obsolescence	(2,607)	(2,436)

Inventory, net	$224,627	$181,499

8.	Business acquisition

On September 14, 2016, the Company acquired 100% shareholding in Exception EMS, a privately-held group located in Wiltshire, United Kingdom, for cash consideration of approximately $13.0 million, net of $0.5 million cash acquired. Exception EMS provides contract electronics manufacturing services to the global electronics industry with innovative solutions, adding value to the design, manufacture and testing of printed circuit board assemblies. Pursuant to the acquisition agreement, the Company has placed $3.2 million of cash, net of foreign currency translation adjustment, for deferred consideration in an escrow account which is under the Company’s control. However, the Company has contractually agreed to remit this deferred consideration to the sellers of Exception EMS, subject to the resolution of claims that the Company may make against the funds with respect to indemnification and other claims within 24 months from the closing date of the transaction.

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

The total consideration and the allocation of consideration to the individual Exception EMS net assets are preliminary, pending the finalization of the estimated fair value attributable to the acquired customer relationships. As the functional currency of Exception EMS is pound sterling (“GBP”), for the nine months ended March 31, 2017, the Company recognized a $0.9 million loss from foreign currency translation adjustment in its unaudited condensed consolidated statements of operations and comprehensive income.

During the third quarter of fiscal year 2017, the Company recorded a measurement period adjustment to recognized deferred tax liabilities of $1.2 million related to taxable temporary differences from intangibles and changes in the fair value of assets acquired. Therefore, goodwill which was previously reported at acquisition date of $2.7 million was changed to $3.9 million.

The Company’s preliminary allocation of the total purchase price for the acquisition is summarized below:

(amount in thousands)	Purchase price allocation
Cash	$474
Accounts receivable	4,064
Inventory	3,490
Other current assets	427
Property, plant and equipment	5,678
Intangibles	4,492
Goodwill	3,883
Other non-current assets	516
Deferred tax liabilities	(1,148)
Current liabilities	(6,796)
Other non-current liabilities	(1,563)

Total fair value of assets acquired and liabilities assumed	$13,517

Total purchase price, net of cash acquired	$13,043

In connection with the Company’s acquisition of Exception EMS, the Company assumed lease agreements for certain machine and equipment, which are accounted for as capital leases. As of March 31, 2017, the Company included approximately $1.9 million of capital lease assets and $1.4 million of capital lease liability in the unaudited condensed consolidated balance sheets associated with these acquired lease agreements.

During the nine months ended March 31, 2017, the Company incurred approximately $1.5 million in transaction costs related to the acquisition, which primarily consisted of legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

Pro forma results of operations for the acquisition have not been presented as they were not material to the Company’s results of operations.

Identifiable intangibles

The acquired intangible assets include customer relationships and backlog. The fair value of the identified intangible assets was determined based on the multi-period excess earnings method.

Customer relationships represent the fair value of future projected revenues derived from the estimated sale of products to existing customers of the acquired company. The fair value of $4.4 million will be amortized over an estimated remaining useful life of ten years.

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

9.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of March 31, 2017
Software	$5,765	$(3,686)	$—	$2,079
Customer relationships	4,372	(407)	(263)	3,702
Backlog	120	(34)	(10)	76

Total intangibles	$10,257	$(4,127)	$(273)	$5,857

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 24, 2016
Software	$3,786	$(3,287)	$—	$499
Customer relationships	—	—	—	—
Backlog	—	—	—	—

Total intangibles	$3,786	$(3,287)	$—	$499

In connection with the acquisition of Exception EMS, the Company recorded $4.4 million of customer relationships and $0.1 million of backlog. As of March 31, 2017, the weighted-average remaining life of customer relationships and backlog was 7.1 years and 1.8 years, respectively.

The Company recorded amortization expense relating to intangibles of $0.9 million and $0.02 million for the three months ended March 31, 2017 and March 25, 2016, respectively, and $1.1 million and $0.04 million for the nine months ended March 31, 2017 and March 25, 2016, respectively.

Based on the carrying amount of intangibles as of March 31, 2017, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousands)
2017 (remaining three months)	$371
2018	1,413
2019	1,275
2020	875
2021	620
Thereafter	1,303

Total	$5,857

10.	Goodwill

As of March 31, 2017, the Company recorded $3.9 million of goodwill, in connection with the acquisition of Exception EMS, in the unaudited condensed consolidated balance sheets.

The changes in the carrying amount of goodwill were as follows:

(amount in thousands)	Goodwill

Balance as of June 24, 2016	$—
Addition in connection with business acquisition	3,883
Foreign currency translation adjustment	(234)

Balance as of March 31, 2017	$3,649

Goodwill is not deductible for tax purposes. Goodwill is reviewed annually for impairment or more frequently whenever changes or circumstances indicate the carrying amount of goodwill may not be recoverable.

11.	Borrowings

The Company’s total borrowings, including short-term and long-term borrowings, consisted of the following:

(amount in thousands)
			As of	As of
			March 31,	June 24,
Rate (1)	Conditions	Maturity	2017	2016

Short-term borrowing:
Revolving borrowing:
LIBOR + 1.75% per annum	Repayable in 1 to 6 months	April 2017 (2)	$34,000	$6,500

Short-term borrowings from bank:
Bank of England base rate +1.85% per annum	Repayable based on credit terms of secured accounts receivable		1,257	—

Bank of England base rate + 2.2% per annum (3)	Repayable on monthly basis	May 2017	23	—
Current portion of long-term borrowing			13,600	18,100

			48,880	24,600
Less: Unamortized debt issuance costs			(222)	(293)

			$48,658	$24,307

Long-term borrowing:
LIBOR + 2.8% per annum	Repayable in quarterly installments	March 2017	$— (4)	$4,500

Term loan borrowing:
LIBOR +1.75% per annum	Repayable in quarterly installments	May 2019	39,800	50,000

			39,800	54,500
Less: Current portion			(13,600)	(18,100)
Unamortized debt issuance costs			(141)	(300)

Non-current portion			$26,059	$36,100

(1)	LIBOR is London Interbank Offered Rate.
(2)	In March 2017, the maturity date was extended to April 2017.
(3)	As of March 31, 2017, the carrying amount of plant and machinery of Exception EMS secured to such loan was $0.8 million. Under the conditions stipulated in the loan agreement, this loan will be cross securitized, cross default and co-terminus with the short terms loans of $1.3 million which are secured by accounts receivable.
(4)	In March 2017, a subsidiary fully repaid the long term borrowing. The carrying amount of assets secured and pledged as collateral to such loan as of March 31, 2017 and June 24, 2016 was $45.9 million and $47.7 million, respectively. In April 2017, the bank released certain property, plant and equipment of the subsidiary which had been secured and pledged as collateral to such loans.

The movement of long-term borrowings was as follows for the nine months ended March 31, 2017 and March 25, 2016:

	Nine Months Ended
(amount in thousands)	March 31, 2017	March 25, 2016

Opening balance	$54,500	$10,500
Repayments during the period	(14,700)	(4,500)

Closing balance	$39,800	$6,000

As of March 31, 2017, future maturities of long-term borrowings during each fiscal year were as follows:

(amount in thousands)
2017 (remaining three months)	$3,400
2018	13,600
2019	22,800

Total	$39,800

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

On February 26, 2015, the Company entered into the Second Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from May 21, 2015 to July 31, 2015. It also allowed the Company, upon the satisfaction of certain conditions, to designate from time to time one or more of its subsidiaries as borrowers under the Facility Agreement. On July 31, 2015, the Company entered into the Third Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from July 31, 2015 to July 31, 2016. As of March 31, 2017, $34.0 million of the revolving borrowing and $39.8 million of the term loan borrowing was outstanding under the Facility Agreement, resulting in available credit facilities for long-term borrowing of $126.2 million. Borrowings under the revolving credit facility are classified as current liabilities in the unaudited condensed consolidated balance sheets as the Company has the periodic option to renew or pay, all or a portion of, the outstanding balance at the end of the maturity date, which is in the range of one to six months, without premium or penalty, upon notice to the administrative agent. During March 2017, the Company sent notices to the bank to renew the maturity date of its revolving borrowings. The bank approved the notices and extended the maturity to April 2017.

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

Fabrinet’s obligations under the Facility Agreement are guaranteed by certain of its existing and future direct material of subsidiaries. In addition, the Facility Agreement is secured by Fabrinet’s present and future accounts receivable, deposit accounts and cash, and a pledge of the capital stock of certain of Fabrinet’s direct subsidiaries. Fabrinet is required to maintain at least $40.0 million of cash, cash equivalents, and marketable securities at financial institutions located in the United States. Further, Fabrinet is required to maintain any of its deposits accounts or securities accounts with balances in excess of $10.0 million in a jurisdiction where a control agreement, or the equivalent under the local law, can be effected.

The Facility Agreement contains customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (1) a minimum tangible net worth of not less than $200.0 million plus 50% of quarterly net income, exclusive of quarterly losses; (2) a minimum debt service coverage ratio of not less than 1.50:1.00; (3) a maximum senior leverage ratio of not more than 2.50:1.00; and (4) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of March 31, 2017, the Company was in compliance with all covenants under the Facility Agreement.

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

Short-term borrowings from bank

In connection with the acquisition of Exception EMS, the Company assumed a secured borrowing agreement that is secured by trade accounts receivable of Exception EMS. As of March 31, 2017, the carrying amount of trade accounts receivable secured to the loans was $5.6 million. The secured borrowing agreement contains certain covenants that Exception EMS is required to comply with: (1) the value of credit notes may not exceed 4% of the value of assigned debts measured on a monthly basis, and (2) rolling cash flow must be provided to the financial institution along with monthly management information. As of March 31, 2017, the subsidiary was in compliance with all covenants under the secured borrowing agreement.

As of March 31, 2017, the Company drew down $1.3 million from this facility, which is recorded as short-term loans in the unaudited condensed consolidated balance sheets. The agreement bears interest for discount charge at 1.85% per annum above Bank of England base rate.

Undrawn available credit facilities classified by availability period of future borrowing as of March 31, 2017 and June 24, 2016 were as follows:

(amount in thousands)	March 31, 2017	June 24, 2016

Short-term	$4,799	$1,414
Long-term	$126,200	$143,500

12.	Income taxes

As of March 31, 2017 and June 24, 2016, the liability for uncertain tax positions, including accrued interest and penalties, was $2.0 million and $1.8 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.

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

The effective tax rate for the Company for the three months ended March 31, 2017 and March 25, 2016 was 6.5% and 5.8% of net income, respectively. The increase in the effective tax rate for the three months ended March 31, 2017 was primarily due to the fact that the Company had higher taxable income during the three months ended March 31, 2017 compared with the three months ended March 25, 2016.

The effective tax rate for the Company for the nine months ended March 31, 2017 and March 25, 2016 was 6.7% and 6.4% of net income, respectively. The increase in the effective tax rate for the nine months ended March 31, 2017 was primarily due to the fact that the Company had higher taxable income during the nine months ended March 31, 2017 compared with the nine months ended March 25, 2016.

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

The effect of recording share-based compensation expense for the three and nine months ended March 31, 2017 and March 25, 2016 was as follows:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016

Share-based compensation expense by type of award:
Share options	$—	$(1)	$—	$17
Restricted share units	6,540	2,000	18,993	7,765
Performance share units	1,188	—	2,943	—

Total share-based compensation expense	7,728	1,999	21,936	7,782
Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$7,728	$1,999	$21,936	$7,782

Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months ended		Nine Months Ended
(amount in thousands)	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016

Cost of revenue	$1,657	$517	$4,185	$1,594
Selling, general and administrative expense	6,071	1,482	17,751	6,188

Total share-based compensation expense	$7,728	$1,999	$21,936	$7,782

The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and nine months ended March 31, 2017 and March 25, 2016.

Share-based award activity

Share options have been granted to directors and employees. As of March 31, 2017, there were no share options outstanding under Fabrinet’s Amended and Restated 1999 Share Option Plan (the “1999 Plan”). Additional option grants may not be made under the 1999 Plan.

As of March 31, 2017, there were an aggregate of 96,688 share options outstanding, 1,072,189 restricted share units outstanding and 234,678 performance share units outstanding under Fabrinet’s 2010 Performance Incentive Plan (the “2010 Plan”). As of March 31, 2017, there were 1,176,631 ordinary shares available for future grant under the 2010 Plan. The 1999 Plan and 2010 Plan are collectively referred to as the “Share Option Plans.”

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

The following summarizes share option activity:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share

Balance as of June 24, 2016	464,334	464,334	$15.95
Granted	—		—	—
Exercised	(367,641)		$16.02
Forfeited	—		—
Expired	(5)		$5.75

Balance as of March 31, 2017	96,688	96,688	$15.70

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share

Balance as of June 26, 2015	792,019	758,451	$16.33
Granted	—		—	—
Exercised	(198,334)		$16.77
Forfeited	(755)		$17.10
Expired	(1,400)		$23.62

Balance as of March 25, 2016	591,530	591,488	$16.16

The following summarizes information for share options outstanding as of March 31, 2017 under the Share Option Plans:

	Range of Exercise Price	Number of Shares Underlying Options	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (amount in thousands)

	$14.12 – $15.05	55,238	1.06
	$15.16 – $16.83	34,400	0.69
	$18.60 – $26.16	7,050	1.68

Options outstanding		96,688	0.97	$2,546

Options exercisable		96,688	0.97	$2,546

As of March 31, 2017, there was no unrecognized compensation cost for share options issued under the Share Option Plans.

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

The Company has entered into an employment agreement, as amended on August 12, 2016, with one executive of the Company that provides for accelerated vesting of equity awards under certain circumstances, including upon termination of employment. In addition, pursuant to such agreement, because the executive’s employment with the Company continued through February 20, 2017, (1) all outstanding equity awards granted to the executive prior to August 2016 became 100% vested on February 20, 2017 and (2) certain restricted share units granted to the executive in August 2016 became 100% vested on February 20, 2017.

The following summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Balance as of June 24, 2016	1,181,402	$18.34
Granted	796,298	$39.42
Issued	(835,785)	$21.01
Forfeited	(69,726)	$25.33

Balance as of March 31, 2017	1,072,189	$31.57

	Number of Shares		Weighted- Average Grant Date Fair Value Per Share

Balance as of June 26, 2015	1,140,927		$16.03
Granted	586,142		$19.82
Issued	(492,124	)(1)	$15.53
Forfeited	(86,343)		$17.44

Balance as of March 25, 2016	1,148,602		$17.56

(1)	Includes 283 shares vested on March 25, 2016, but not settled.

The following summarizes performance share unit activity under the 2010 Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of June 24, 2016	—	—
Granted	234,678	$40.48
Issued	—	—
Forfeited	—	—

Balance as of March 31, 2017	234,678	$40.48

As of March 31, 2017, there was $25.7 million of unrecognized share-based compensation expense related to restricted share units and performance share units under the 2010 Plan that is expected to be recorded over a weighted-average period of 2.10 years.

For the nine months ended March 31, 2017 and March 25, 2016, the Company withheld an aggregate of 33,276 shares and 111,584 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the nine months ended March 31, 2017 and March 25, 2016, the Company then remitted cash of $1.3 million and $2.4 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

14.	Shareholders’ equity

Share capital

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the nine months ended March 31, 2017, Fabrinet issued 367,641 ordinary shares upon the exercise of options, for cash consideration at a weighted-average exercise price of $16.02 per share, and 802,509 ordinary shares upon the vesting of restricted share units, net of shares withheld.

All such issued shares are fully paid.

15.	Accumulated other comprehensive income

The changes in AOCI for the nine months ended March 31, 2017 were as follows:

(amount in thousands)	Unrealized net Gains (Losses) on Marketable Securities	Unrealized net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustment	Total

Balance as of June 24, 2016	$399	$192	$—	$591
Other comprehensive income before reclassification adjustment	75	—	(935)	(860)
Amounts reclassified out of AOCI to foreign exchange loss in the unaudited condensed consolidated statement of operations and comprehensive income	(566)	(158)	—	(724)
Tax effects	—	—	—	—

Other comprehensive loss	$(491)	$(158)	$(935)	$(1,584)

Balance as of March 31, 2017	$(92)	$34	$(935)	$(993)

16.	Commitments and contingencies

Collateral assets

As of March 31, 2017 and June 24, 2016, certain property, plant and equipment of a subsidiary of $45.9 million and $47.7 million were pledged as collateral to overdraft facilities, letter of guarantee and foreign exchange lines, respectively. In April 2017, the bank released certain property, plant and equipment of the subsidiary which had been secured and pledged as collateral to such items.

Bank guarantees

As of March 31, 2017 and June 24, 2016, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $1.5 million and $0.8 million, respectively.

Operating lease commitments

The Company leases a portion of its office, capital equipment, and certain land and buildings for its facilities in the Cayman Islands, China, New Jersey and the United Kingdom under operating lease arrangements that expire in various calendar years through 2023. Rental expense under these operating leases amounted to $1.2 million and $0.9 million for the nine months ended March 31, 2017 and March 25, 2016, respectively.

As of March 31, 2017, the future minimum lease payments due under non-cancelable operating leases during each fiscal year were as follows:

(amount in thousands)
2017 (remaining three months)	$439
2018	1,663
2019	1,116
2020	911
2021	510
Thereafter	897

Total minimum operating lease payments	$5,536

Capital lease commitments

In connection with the acquisition of Exception EMS, the Company assumed the capital lease commitments of several machines and equipment, with various expiration dates until September 2020. The equipment can be purchased at the determined prices upon expiration of such contracts.

As of March 31, 2017, the future minimum lease payments due under non-cancelable capital leases during each fiscal year were as follows:

(amount in thousands)
2017 (remaining three months)	$92
2018	393
2019	426
2020	391
2021	101

Total minimum capital lease payments	$1,403

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

As of March 31, 2017, the Company had an outstanding commitment to third parties of approximately $12.1 million.

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

17.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of March 31, 2017, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016

North America	$154,708	$138,687	$478,700	$369,284
Asia-Pacific	149,271	88,433	400,708	256,676
Europe	62,858	23,768	170,628	74,399

	$366,837	$250,888	$1,050,036	$700,359

As of March 31, 2017 and March 25, 2016, the Company had approximately $35.3 million and $33.4 million of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

Significant customers

The Company had two customers that each contributed 10% or more of its total accounts receivable as of March 31, 2017 and June 24, 2016, respectively.

During the three months ended March 31, 2017 and March 25, 2016, the Company had one customer that contributed 10% or more of its total revenues. This customer accounted for 15% and 21% of the Company’s total revenues during the respective periods. During the nine months ended March 31, 2017 and March 25, 2016, the Company had one customer that contributed 10% or more of its total revenues. This customer accounted for 18% and 20% of the Company’s total revenues during the respective periods.

18.	Other income related to flooding, net

During the week of August 10, 2015, the Company’s subsidiary in China temporarily suspended production in its manufacturing facility due to flooding caused by Typhoon Soudelor and resumed operations on August 15, 2015. During the nine months ended March 25, 2016, the Company recognized $0.04 million of other income related to flooding, net in the unaudited condensed consolidated statements of operations and comprehensive income, which mainly consisted of a final payment of $0.8 million from an insurer against the Company’s claim for flood damage, offset by expenses in relation to flood of $0.8 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our expectation that the portion of our future revenues attributable to customers in regions outside of North America will increase compared with the portion of those revenues for the nine months ended March 31, 2017;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2017 selling, general and administrative (“SG&A”) expenses will increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal year 2016;

•	our expectation that our employee costs will increase in Thailand and the People’s Republic of China (“PRC”);

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	our plans to execute acquisitions;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.

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

Business acquisition

On September 14, 2016, we acquired 100% shareholding in Global CEM Solutions Ltd. and all of its subsidiaries, a privately-held group located in Wiltshire, United Kingdom (“Exception EMS”), for cash consideration of approximately $13.0 million, net of cash acquired. This is a strategic acquisition involving new geographies, new sectors and new customers. Exception EMS provides contract electronics manufacturing services primarily to the European electronics market with innovative solutions, adding value to the design, manufacture and testing of printed circuit board assemblies. Its customers include industrial, energy, aerospace and defense companies, with approximately 80% of its revenue derived from customers in Europe. See Note 8 - Business acquisition to the unaudited condensed consolidated financial statements for further details.

Flooding

During the week of August 10, 2015, our subsidiary in China temporarily suspended production in its manufacturing facility due to flooding caused by Typhoon Soudelor and resumed operations on August 15, 2015. During the nine months ended March 25, 2016, we recognized $0.04 million of other income related to flooding, net in the unaudited condensed consolidated statements of operations and comprehensive income, which mainly consisted of a final payment of $0.8 million from an insurer against our claim for flood damage, offset by expenses in relation to flood of $0.8 million.

Revenues

Our total revenues increased by $115.9 million, or 46.2%, to $366.8 million for the three months ended March 31, 2017, compared with $250.9 million for the three months ended March 25, 2016. Our total revenues increased by $349.6 million, or 49.9%, to $1,050.0 million for the nine months ended March 31, 2017, compared with $700.4 million for the nine months ended March 25, 2016. The increase was primarily due to (1) an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the three and nine months ended March 31, 2017, (2) the positive impact from an additional week of revenue during the nine months ended March 31, 2017, and (3) $6.4 million of revenue for the three months ended March 31, 2017 and $13.4 million of revenue for the nine months ended March 31, 2017 from companies we acquired in September 2016.

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

The percentage of our revenues generated from a bill-to location outside of North America increased from 44.7% in the three months ended March 25, 2016 to 57.8% in the three months ended March 31, 2017 and from 47.3% in the nine months ended March 25, 2016 to 54.4% in the nine months ended March 31, 2017, primarily because of an increase in sales to our customers outside North America, which was partially due to an increase in sales to our customers in Europe due to the acquisition of Exception EMS in September 2016. We expect that the portion of our future revenues attributable to customers in regions outside North America will continue to increase as compared with the portion of revenues attributable to such customers during the nine months ended March 31, 2017.

The following table presents percentages of total revenues by geographic regions:

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016
North America	42.2%	55.3%	45.6%	52.7%
Asia-Pacific	40.7	35.2	38.1	36.7
Europe	17.1	9.5	16.3	10.6

	100.0%	100.0%	100.0%	100.0%

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

During the three and nine months ended March 31, 2017 and March 25, 2016, discretionary merit-based bonus awards were made to our non-executive employees. Charges included in cost of revenues for bonus awards to non-executive employees were $0.3 million and $0.7 million for the three months ended March 31, 2017 and March 25, 2016, respectively, and $2.2 million and $2.2 million for the nine months ended March 31, 2017 and March 25, 2016, respectively.

Share-based compensation expense included in cost of revenues was $1.7 million and $0.5 million for the three months ended March 31, 2017 and March 25, 2016, respectively, and $4.2 million and $1.6 million for the nine months ended March 31, 2017 and March 25, 2016, respectively.

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

The compensation committee of our board of directors approved a fiscal year 2017 executive incentive plan with quantitative objectives, based on achieving certain revenue targets and gross margin targets for our fiscal year ending June 30, 2017. Bonuses under our fiscal year 2017 executive incentive plan are payable after the end of fiscal year 2017. In fiscal year 2016, the compensation committee approved a fiscal year 2016 executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP earnings per share targets for our fiscal year ended June 24, 2016, as well as qualitative objectives, based on achieving individual performance goals. In the three months ended September 30, 2016, the compensation committee awarded bonuses to our executive employees for Company and individual achievements of performance under our fiscal 2016 executive incentive plan. Discretionary merit-based bonus awards were also available to our non-executive employees and were payable as of March 31, 2017.

Charges included in SG&A expenses for bonus awards to non-executive and executive employees were $0.8 million and $1.4 million for the three months ended March 31, 2017 and March 25, 2016, respectively, and $2.9 million and $3.6 million for the nine months ended March 31, 2017 and March 25, 2016, respectively.

Share-based compensation expense included in SG&A expenses was $6.0 million and $1.5 million for the three months ended March 31, 2017 and March 25, 2016, respectively, and $17.8 million and $6.2 million for the nine months ended March 31, 2017 and March 25, 2016, respectively.

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

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of March 31, 2017			As of June 24, 2016
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%

Assets
Thai baht	502,512	$14,587	48.6	834,536	$23,594	91.3
RMB	26,244	3,804	12.7	14,835	2,255	8.7
GBP	11,633	11,633	38.7	—	—	—

Total		$30,024	100.0		$25,849	100.0

Liabilities
Thai baht	1,899,790	$55,146	83.9	1,517,782	$42,912	92.0
RMB	30,121	4,366	6.6	24,654	3,748	8.0
GBP	5,008	6,253	9.5	—	—	—

Total		$65,765	100.0		$46,660	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of March 31, 2017, we did not have derivative contracts denominated in Thai baht. As of June 24, 2016, we had $84.5 million in forward contracts outstanding against forecasted Thai baht payables.

The RMB assets represent cash and cash equivalents, accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of March 31, 2017 and June 24, 2016, we did not have any derivative contracts denominated in RMB.

The GBP assets primarily represent cash, accounts receivable and fixed assets. The GBP liabilities primarily represent short-term loans, trade accounts payable and other payables. As of March 31, 2017, we did not have any derivative contracts denominated in GBP.

For the nine months ended March 31, 2017 and March 25, 2016, we recorded an unrealized loss of $8 thousand and $2.3 million, respectively, for the changes in fair value of derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.

Currency Regulation and Dividend Distribution

Foreign exchange regulation in the PRC is primarily governed by the following rules:

•	Foreign Currency Administration Rules, as amended on August 5, 2008, or the Exchange Rules;

•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules; and

•	Notice on Perfecting Practices Concerning Foreign Exchange Settlement Regarding the Capital Contribution by Foreign-invested Enterprises, as promulgated by the State Administration of Foreign Exchange (“SAFE”), on August 29, 2008, or Circular 142.

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

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 on income generated from projects to manufacture certain products at our Pinehurst campus. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. In March 2016, the Thailand Revenue Department announced a permanent decrease of corporate income tax rates to 20% for tax periods beginning on or after January 1, 2016. As a result, the corporate income tax rates for our Thai subsidiary is expected to remain at 20% from fiscal year 2017 onward.

Critical Accounting Policies and Use of Estimates

We prepare our unaudited condensed consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities on the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our unaudited condensed consolidated financial statements, as their application places the most significant demands on our management’s judgment.

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

(amount in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016

Revenues	$366,837	$250,888	$1,050,036	$700,359
Cost of revenues	(322,791)	(219,711)	(923,336)	(614,678)

Gross profit	44,046	31,177	126,700	85,681
Selling, general and administrative expenses	(17,086)	(12,299)	(50,569)	(37,914)
Other income related to flooding, net	—	900	—	36

Operating income	26,960	19,778	76,131	47,803
Interest income	713	213	1,470	1,110
Interest expense	(641)	(335)	(2,517)	(1,156)
Foreign exchange (loss) gain, net	(3,702)	3,080	(100)	(1,246)
Other income	108	57	397	266

Income before income taxes	23,438	22,793	75,381	46,777
Income tax expense	(1,782)	(1,971)	(5,667)	(4,549)

Net income	21,656	20,822	69,714	42,228
Other comprehensive gain (loss), net of tax	276	1,014	(1,584)	791

Net comprehensive income	$21,932	$21,836	$68,130	$43,019

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(88.0)	(87.6)	(87.9)	(87.8)

Gross profit	12.0	12.4	12.1	12.2
Selling, general and administrative expenses	(4.6)	(4.9)	(4.8)	(5.4)
Other income related to flooding, net	—	0.4	—	0.0

Operating income	7.4	7.9	7.3	6.8
Interest income	0.2	0.1	0.1	0.2
Interest expense	(0.2)	(0.1)	(0.2)	(0.2)
Foreign exchange (loss) gain, net	(1.0)	1.2	0.0	(0.2)
Other income	0.0	0.0	0.1	0.1

Income before income taxes	6.4	9.1	7.3	6.7
Income tax expense	(0.5)	(0.8)	(0.6)	(0.7)

Net income	5.9	8.3	6.6	6.0
Other comprehensive loss, net of tax	0.1	0.4	(0.1)	0.1

Net comprehensive income	6.0%	8.7%	6.5%	6.1%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 31, 2017	March 25, 2016	March 31, 2017	March 25, 2016

Optical communications	$286,870	$192,173	$817,922	$515,629
Lasers, sensors and other	79,967	58,715	232,114	184,730

Total	$366,837	$250,888	$1,050,036	$700,359

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three and Nine Months Ended March 31, 2017 with Three and Nine Months Ended March 25, 2016

Total revenues.

Our total revenues increased by $115.9 million, or 46.2%, to $366.8 million for the three months ended March 31, 2017, compared with $250.9 million for the three months ended March 25, 2016. This increase was primarily due to an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the three months ended March 31, 2017 and $6.4 million of revenue from companies we acquired in September 2016. Revenues from optical communications products represented 78.2% of our total revenues for the three months ended March 31, 2017, compared to 76.6% for the three months ended March 25, 2016.

Our total revenues increased by $349.7 million, or 49.9%, to $1,050.0 million for the nine months ended March 31, 2017, compared with $700.4 million for the nine months ended March 25, 2016. This increase was primarily due to (1) an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the nine months ended March 31, 2017, (2) the positive impact from an additional week of revenue during the nine months ended March 31, 2017, and (3) $13.4 million of revenue from companies we acquired in September 2016. Revenues from optical communications products represented 77.9% of our total revenues for the nine months ended March 31, 2017, compared to 73.6% for the nine months ended March 25, 2016.

Cost of revenues.

Our cost of revenues increased by $103.1 million, or 46.9%, to $322.8 million, or 88.0% of total revenues, for the three months ended March 31, 2017, compared with $219.7 million, or 87.6% of total revenues, for the three months ended March 25, 2016. The increase in cost of revenues was primarily due to a proportional increase in sales volume.

Our cost of revenues increased by $308.7 million, or 50.2%, to $923.3 million, or 87.9% of total revenues, for the nine months ended March 31, 2017, compared with $614.7 million, or 87.8% of total revenues, for the nine months ended March 25, 2016. The increase in cost of revenues was primarily due to a proportional increase in sales volume. The increase in cost of revenues also included an increase of $2.6 million in share-based compensation expenses, primarily due to a higher number of restricted share units granted to our executives when compared to the prior period.

Gross profit.

Our gross profit increased by $12.9 million, or 41.3%, to $44.0 million, or 12.0% of total revenues, for the three months ended March 31, 2017, compared with $31.2 million, or 12.4% of total revenues, for the three months ended March 25, 2016. Our gross profit increased by $41.0 million, or 47.9%, to $126.7 million, or 12.1% of total revenues, for the nine months ended March 31, 2017, compared with $85.7 million, or 12.2% of total revenues, for the nine months ended March 25, 2016.

SG&A expenses.

Our SG&A expenses increased by $4.8 million, or 38.9%, to $17.1 million, or 4.6% of total revenues, for the three months ended March 31, 2017, compared with $12.3 million, or 4.9% of total revenues, for the three months ended March 25, 2016. Our SG&A expenses increased in absolute dollars primarily due to an increase of $4.6 million in share-based compensation expenses, partially due to the recognition of $1.5 million related to accelerated vesting of executive equity awards during the three months ended March 31, 2017.

Our SG&A expenses increased by $12.7 million, or 33.4%, to $50.6 million, or 4.8% of total revenues, for the nine months ended March 31, 2017, compared with $37.9 million, or 5.4% of total revenues, for the nine months ended March 25, 2016. Our SG&A expenses increased in absolute dollars primarily due to an increase of $1.5 million in expenses related to merger and acquisition activities, and an increase in share-based compensation expenses of $11.6 million, partially due to the recognition of $4.3 million related to accelerated vesting of executive equity awards during the nine months ended March 31, 2017.

Other income related to flooding, net.

In the three and nine months ended March 31, 2017, we did not have any income related to flooding. In the three months ended March 25, 2016, we recognized other income related to flooding, net of $0.9 million. In the nine months ended March 25, 2016, we recognized other income related to flooding, net of $0.04 million, which mainly consisted of $0.8 million from an insurer against our claim for flood damage, offset by expenses in relation to flood of $0.8 million.

Operating income.

Our operating income increased by $7.2 million to $27.0 million, or 7.4% of total revenues, for the three months ended March 31, 2017, compared with $19.8 million, or 7.9% of total revenues, for the three months ended March 25, 2016.

Our operating income increased by $28.3 million to $76.1 million, or 7.3% of total revenues, for the nine months ended March 31, 2017, compared with $47.8 million, or 6.8% of total revenues, for the nine months ended March 25, 2016.

Interest income.

Our interest income increased by $0.5 million to $0.7 million, or 0.2% of total revenues, for the three months ended March 31, 2017, compared with $0.2 million, or 0.1% of total revenues, for the three months ended March 25, 2016. Our interest income increased by $0.4 million to $1.5 million, or 0.1% of total revenues, for the nine months ended March 31, 2017, compared with $1.1 million, or 0.2% of total revenues, for the nine months ended March 25, 2016. The increase was primarily due to an increase in our average outstanding cash balance.

Interest expense.

Our interest expense increased by $0.3 million to $0.6 million for the three months ended March 31, 2017, compared with $0.3 million for the three months ended March 25, 2016. Our interest expense increased by $1.4 million to $2.5 million for the nine months ended March 31, 2017, compared with $1.2 million for the nine months ended March 25, 2016. The increase was primarily due to an increase in the average balance of our outstanding bank borrowings.

Foreign exchange (loss) gain, net.

Our foreign exchange (loss) gain, net, decreased by $6.8 million to foreign exchange (loss), net, of $(3.7) million, or (1.0)% of total revenues, for the three months ended March 31, 2017, compared with foreign exchange gain, net, of $3.1 million, or 1.2% of total revenues, for the three months ended March 25, 2016. The decrease was due to the Thai Baht strengthening which resulted in foreign exchange loss upon the revaluation of our net Thai Baht liabilities.

Our foreign exchange (loss) gain, net, increased by $1.2 million to foreign exchange (loss), net, of $(0.1) million, or 0.0% of total revenues, for the nine months ended March 31, 2017, compared with foreign exchange loss, net, of $(1.2) million, or (0.2)% of total revenues, for the nine months ended March 25, 2016. The increase was due to changes in the fair value of forward contracts as of March 31, 2017 that were not designated as hedging instruments.

Income before income taxes.

We recorded income before income taxes of $23.4 million and $75.4 million for the three and nine months ended March 31, 2017, respectively, compared with $22.8 million and $46.8 million for the three and nine months ended March 25, 2016, respectively.

Income tax expense.

Our provision for income tax reflects an effective tax rate of 6.5% for the three months ended March 31, 2017, compared with an effective tax rate of 5.8% for the three months ended March 25, 2016. The increase was primarily due to the fact that we had higher taxable income during the three months ended March 31, 2017, compared with the three months ended March 25, 2016.

Our provision for income tax reflects an effective tax rate of 6.7% for nine months ended March 31, 2017, compared with an effective tax rate of 6.4% for the nine months ended March 25, 2016. The increase was primarily due to the fact that we had higher taxable income during the nine months ended March 31, 2017, compared with the nine months ended March 25, 2016.

Net income.

We recorded net income of $21.7 million, or 5.9% of total revenues, for the three months ended March 31, 2017, compared with $20.8 million, or 8.3% of total revenues, for the three months ended March 25, 2016.

We recorded net income of $69.7 million, or 6.6% of total revenues, for the nine months ended March 31, 2017, compared with $42.2 million, or 6.0% of total revenues, for the nine months ended March 25, 2016.

Other comprehensive gain (loss), net of tax.

We recorded other comprehensive gain (loss), net of tax of $0.2 million, or 0.1% of total revenues, for the three months ended March 31, 2017, compared with other comprehensive gain (loss), net of tax of $1.0 million, or 0.4% of total revenues, for the three months ended March 25, 2016. The decrease was primarily due to no forward contracts being designated as hedging instruments as of March 31, 2017. As such, there was no unrealized gain (loss) from changes in fair value of foreign currency contracts.

We recorded other comprehensive gain (loss), net of tax of $1.6 million, or 0.2% of total revenues, for the nine months ended March 31, 2017, compared with other comprehensive gain (loss), net of tax of $0.8 million, or 0.1% of total revenues, for the nine months ended March 25, 2016. The decrease was primarily due to loss from foreign currency translation adjustment of $0.9 million in connection with the operations of Exception EMS.

Liquidity and Capital Resources

Cash Flows and Working Capital

We primarily finance our operations through cash flow from operations. As of March 31, 2017 and March 25, 2016, we had cash, cash equivalents, and marketable securities of $289.2 million and $272.8 million, respectively, and outstanding debt of $75.1 million and $50.0 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents for the three and nine months ended March 31, 2017 was 0.6% and 0.5%, respectively, and for the three and nine months ended March 25, 2016 was 0.5% and 0.9%, respectively.

Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A1, P-1, F1 or better. No security may have an effective maturity that exceeds three years. Our investments in fixed income securities are classified as available-for-sale and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on these securities are recorded as other comprehensive gain (loss), net of tax and are reported as a separate component of shareholders’ equity.

During the nine months ended March 31, 2017, we borrowed a revolving loan of $27.5 million and repaid a term loan of $10.2 million under our Facility Agreement; as a result, as of March 31, 2017, we had an outstanding long-term borrowing of $39.8 million and short-term borrowing of $34.0 million under our Facility Agreement. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held investments in short-term marketable securities of $152.6 million as of March 31, 2017.

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

In December 2015, we began construction of a new manufacturing facility at our Chonburi campus, which we substantially completed in the first quarter of fiscal year 2017. We will continue renovating the facilities and expect to begin substantial operations at this new facility in the fourth quarter of fiscal year 2017. We believe that our current manufacturing capacity is sufficient to meet our anticipated production requirements for at least the next few quarters. We maintain a long-term loan associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 12 months.

The following table shows our cash flows for the periods indicated:

	Nine Months Ended
(amount in thousands)	March 31, 2017	March 25, 2016

Net cash provided by operating activities	$60,388	$41,356
Net cash used in investing activities	$(81,055)	$(35,820)
Net cash provided by financing activities	$17,401	$9,948
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,266)	$15,484

Operating Activities

Net cash provided by operating activities increased by $19.0 million, or 46.0%, to $60.4 million for the nine months ended March 31, 2017, compared with net cash provided by operating activities of $41.4 million for the nine months ended March 25, 2016. This increase was due to a number of factors, including an increase in net income of $27.5 million, depreciation and amortization of $4.2 million, and share-based compensation of $14.2 million. These were offset by increases in accounts receivable of $13.8 million and inventory of $20.5 million due to higher sales and customer demand, as compared with the nine months ended March 25, 2016.

Investing Activities

Net cash used in investing activities increased by $45.2 million, or 126.3%, to $81.1 million for the nine months ended March 31, 2017, compared with net cash used in investing activities of $35.8 million for the nine months ended March 25, 2016. This increase was primarily due to an increase of $23.7 million in the purchase of property, plant and equipment primarily for our new facility in Chonburi, Thailand, a net increase of $9.6 million in marketable securities and the net payment of $9.9 million in connection with the acquisition of Exception EMS.

Financing Activities

Net cash provided by financing activities increased by $7.5 million, or 74.9%, to $17.4 million for the nine months ended March 31, 2017, compared with net cash provided by financing activities of $9.9 million for the nine months ended March 25, 2016. This increase was primarily due to an increase of $9.7 million in proceeds of short-term loans from banks, offset by an increase of $6.2 million in repayment of long-term loans from banks.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents, and marketable securities totaling $289.2 million and $284.5 million as of March 31, 2017 and June 24, 2016, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and marketable securities are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the nine months ended March 31, 2017 and March 25, 2016, our interest income would have decreased by approximately $0.07 million and $0.1 million, respectively, assuming consistent investment levels.

We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the nine months ended March 31, 2017 and March 25, 2016, our interest expense would have increased by approximately $0.5 million and $0.1 million, respectively, assuming consistent borrowing levels.

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity.

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

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. During the nine months ended March 31, 2017, we discontinued our cash flow hedges which hedged forecasted foreign currency transactions related to the construction cost of a new manufacturing building at our Chonburi campus, which resulted in the recognition of a gain on forward derivative contracts of $0.3 million. We recorded unrealized loss of $8 thousand and $1.7 million related to derivatives that are not designated as hedging instruments, for the nine months ended March 31, 2017 and March 25, 2016, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $4.6 million and $2.3 million as of March 31, 2017 and June 24, 2016, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of March 31, 2017, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our marketable securities as of March 31, 2017 are held in various financial institutions with a maturity limit not to exceed 3 years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Changes in Internal Control over Financial Reporting

During the nine months ended March 31, 2017, we continued to implement formal controls and procedures over business combination accounting which we applied. There were no changes in our internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During the three months ended March 31, 2017 and March 25, 2016, we had one customer that contributed 10% or more of our total revenues. This customer accounted for 15% and 21% of our total revenues during the respective periods. During the nine months ended March 31, 2017 and March 25, 2016, we had one customer that contributed 10% or more of our total revenues. This customer accounted for 18% and 20% of our total revenues, during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.

Further, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may be exacerbated by adverse conditions in the credit markets, continual uncertainty in global economies, and the impacts of Brexit. Certain of our customers have gone out of business, declared bankruptcy, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers.

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

We are not fully insured against all potential losses. Natural disasters or other catastrophes could adversely affect our business, financial condition and operating results.

Our current property and casualty insurance covers loss or damage to our property and third-party property over which we have custody and control, as well as losses associated with business interruption, subject to specified exclusions and limitations such as coinsurance, facilities location sub-limits and other policy limitations and covenants. Even with insurance coverage, natural disasters or other catastrophic events, including acts of war, could cause us to suffer substantial losses in our operational capacity and could also lead to a loss of opportunity and to a potential adverse impact on our relationships with our existing customers resulting from our inability to produce products for them, for which we would not be compensated by existing insurance. This in turn could have a material adverse effect on our business, financial condition and operating results.

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

Our quarterly revenues, gross profit margins, and operating results have fluctuated significantly and may continue to fluctuate significantly in the future. For example, any of the risks described in this “Risk Factors” section and, in particular, the following factors, could cause our quarterly and annual revenues, gross profit margins, and operating results to fluctuate from period to period:

•	our ability to acquire new customers and retain our existing customers by delivering superior quality and customer service;

•	the cyclicality of the optical communications market, as well as the industrial lasers, medical and sensors markets;

•	competition;

•	our ability to achieve favorable pricing for our services;

•	the effect of fluctuations in foreign currency exchange rates;

•	our ability to manage our headcount and other costs; and

•	changes in the relative mix in our revenues.

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

We provide manufacturing services to companies, and rely on suppliers, that have in the past and may in the future experience financial difficulty, particularly in light of uncertainty in the credit markets and the overall economy that affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. If our suppliers experience financial difficulty, we could have trouble sourcing materials necessary to fulfill production requirements and meet scheduled shipments. Any such financial difficulty could adversely affect our operating results and financial condition by resulting in a reduction in our revenues, a charge for inventory write-offs, a provision for doubtful accounts, and an increase in working capital requirements due to increases in days in inventory and in days in accounts receivable. For example, in July 2014, one of our customers filed for bankruptcy protection under the Local Trade Court in France; however, the potential losses from this particular customer did not have a significant effect on our unaudited condensed consolidated financial statements.

Fluctuations in foreign currency exchange rates and changes in governmental policies regarding foreign currencies could increase our operating costs, which would adversely affect our operating results.

Volatility in the functional and non-functional currencies of our entities and the U.S. dollar could seriously harm our business, financial condition, and operating results. The primary impact of currency exchange fluctuations is on our cash, receivables, and payables of our operating entities. We may experience significant unexpected losses from fluctuations in exchange rates.

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of March 31, 2017, the U.S. dollar had appreciated approximately 5.9% against the Thai baht since March 27, 2015. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the RMB and GBP and the U.S. dollar. The expenses of our PRC and the United Kingdom subsidiaries are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of March 31, 2017, the U.S. dollar had appreciated approximately 11.1% against the RMB since March 27, 2015. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transaction and foreign debt service. As of March 31, 2017, the U.S. dollar had appreciated approximately 5.7% against the GBP since September 14, 2016, the date we acquired Exception EMS Ltd. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill-to-location of customers outside of North America accounted for 57.8% and 44.7% of our total revenues for the three months ended March 31, 2017 and March 25, 2016, respectively, and 54.4% and 47.3% of our total revenues for the nine months ended March 31, 2017 and March 25, 2016, respectively. We expect that total revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

Political unrest and demonstrations, as well as changes in the political, social, business or economic conditions in Thailand, could harm our business, financial condition and operating results.

The majority of our assets and manufacturing operations are located in Thailand. Therefore, political, social, business and economic conditions in Thailand have a significant effect on our business. In March 2017, Thailand was assessed as a medium-high political risk by AON Political Risk, a risk management, insurance and consulting firm. Any changes to tax regimes, laws, exchange controls or political action in Thailand may harm our business, financial condition and operating results.

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

We anticipate that we will continue to invest in our customized optics manufacturing facilities located in Fuzhou, China. Because these operations are located in the PRC, they are subject to greater political, legal and economic risks than the geographies in which the facilities of many of our competitors and customers are located. In particular, the political and economic climate in the PRC (both at national and regional levels) is fluid and unpredictable. In March 2017, AON Political Risk assessed the PRC as a medium political risk. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to change further. Any changes to the political, legal or economic climate in the PRC could harm our business, financial condition and operating results.

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

Volatility and disruption in the capital and credit markets, depressed consumer confidence, and negative global economic conditions have affected levels of business and consumer spending. Concerns about the potential default of various national bonds and debt backed by individual countries as well as the politics impacting these, could negatively impact the U.S. and global economies and adversely affect our financial results. In particular, Brexit and economic uncertainty in Europe has led to reduced demand in some of our customers’ optical communications product portfolios. Brexit could also lead to economic and legal uncertainty, including significant volatility in global stock markets and currency exchange rates, and increasingly divergent laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. Any of these effects of Brexit, among others, could adversely affect our financial results. If economic conditions in Europe do not recover or if they continue to deteriorate, our operating results could be harmed.

Uncertainty about worldwide economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values, which could adversely affect our business, financial condition and operating results and increase the volatility of our share price. In addition, our ability to access capital markets may be restricted, which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our business, financial condition and operating results.

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

Our future success depends, in part, upon our ability to attract additional skilled employees and retain our current key personnel. We have identified several areas where we intend to expand our hiring, including business development, finance, human resources, operations and supply chain management. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive management team, including Mr. David T. Mitchell, our Chairman and Chief Executive Officer, and other key management and technical personnel, each of whom would be difficult to replace. Although we have key person life insurance policies on some of our executive officers, the loss of any of our executive officers or key personnel or the inability to continue to attract qualified personnel could harm our business, financial condition and operating results.

Failure to comply with applicable environmental laws and regulations could have a material adverse effect on our business, financial condition and operating results.

The sale and manufacturing of products in certain states and countries may subject us to environmental laws and regulations. In addition, rules adopted by the SEC implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 impose diligence and disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries in the products we manufacture for our customers. Compliance with these rules has resulted in additional cost and expense, including for due diligence to determine and verify the sources of any conflict minerals used in the products we manufacture, and may result in additional costs of remediation and other changes to processes or sources of supply as a consequence of such verification activities. These rules may also affect the sourcing and availability of minerals used in the products we manufacture, as there may be only a limited number of suppliers offering “conflict free” metals that can be used in the products we manufacture for our customers.

Although we do not anticipate any material adverse effects based on the nature of our operations and these laws and regulations, we will need to ensure that we and, in some cases, our suppliers comply with applicable laws and regulations. If we fail to timely comply with such laws and regulations, our customers may cease doing business with us, which would have a material adverse effect on our business, financial condition and operating results. In addition, if we were found to be in violation of these laws, we could be subject to governmental fines, liability to our customers and damage to our reputation, which would also have a material adverse effect on our business, financial condition and operating results.

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

We are subject to income and other taxes in Thailand, the PRC, the United Kingdom and the United States. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. Our U.S. federal and state tax returns remain open to examination for the tax years 2012 through 2016. In addition, tax returns that remain open to examination in Thailand, the PRC and the United Kingdom range from the tax years 2012 to 2016. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC, the United Kingdom and the United States. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted (i.e., at least until June 2020). We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations.

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

We have grown and may continue to grow our business through acquisitions, asset purchases and other types of transactions, including the transfer of products from our customers and their suppliers. Most recently, we acquired Exception EMS Ltd. in September 2016. Acquisitions and other strategic transactions typically involve many risks, including the following:

•	the integration of the acquired assets, information systems and facilities into our business may be difficult, time-consuming and costly, and may adversely impact our profitability;

•	we may lose key employees of the acquired companies or divisions;

•	we may issue additional ordinary shares, which would dilute our current shareholders’ percentage ownership in us;

•	we may incur indebtedness to pay for the transactions;

•	we may assume liabilities, some of which may be unknown at the time of the transactions;

•	we may record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	we may incur amortization expenses related to certain intangible assets;

•	we may devote significant resources to transactions that may not ultimately yield anticipated benefits;

•	we may incur greater than expected expenses or lower than expected revenues;

•	we may assume obligations with respect to regulatory requirements, including environmental regulations, which may prove more burdensome than expected; or

•	we may become subject to litigation.

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

We use professional investment management firms to manage our excess cash and cash equivalents. Our marketable securities as of March 31, 2017 are primarily investments in a fixed income portfolio, including corporate bonds and commercial paper, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in marketable securities with a maturity in excess of three years.

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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 31, 2017, we did not record any impairment charges associated with our investment portfolio of marketable securities, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

Energy price volatility may negatively impact our business, financial condition and operating results.

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

Our corporate affairs are governed by our amended and restated memorandum and articles of association (“MOA”), by the Companies Law (as amended) of the Cayman Islands and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under the laws of the Cayman Islands are not as clearly established under statutes or judicial precedent as in jurisdictions in the United States. Therefore, you may have more difficulty in protecting your interests than would shareholders of a corporation incorporated in a jurisdiction in the United States, due to the comparatively less developed nature of Cayman Islands law in this area.

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

Shareholders of Cayman Islands exempted companies have no general rights under Cayman Islands law to inspect corporate records and accounts or to obtain copies of lists of shareholders. Our directors have discretion under our MOA to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2017.

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