Form 10-K
period 2017-06-30
Fabrinet
filed 2017-08-23
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of December 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of approximately $1.5 billion, based on the closing price for the registrant’s ordinary shares as reported on the New York Stock Exchange on such date.

As of August 11, 2017, the registrant had 37,365,443 ordinary shares, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FABRINET

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 30, 2017

PART I

ITEM 1.	BUSINESS.

Overview

Fabrinet (“we”, “us” and “our”) provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products such as optical communication components, modules and sub-systems, industrial lasers, medical devices and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and test. Although we focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix,” we also have the capability to accommodate high-volume production. Based on our experience with and positive feedback we have received from our customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers and automotive markets.

Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities, such as optical communications, industrial lasers, automotive and sensors. Our customers in these industries support a growing number of end-markets, including automotive, biotechnology, communications, materials processing, medical devices, metrology and semiconductor processing. Our revenues from lasers, sensors and other markets as a percentage of total revenues have decreased from 25.5% for the year ended June 24, 2016 (“fiscal year 2016”) to 22.0% for the year ended June 30, 2017 (“fiscal year 2017”), while our revenues from optical communications products as a percentage of total revenues have increased from 74.5% for fiscal year 2016 to 78.0% for fiscal year 2017.

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

We are organized and operate in a single segment. See Note 20, Business segments and geographic information of Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

As of June 30, 2017, our facilities comprised approximately 2.0 million total square feet, including approximately 0.2 million square feet of office space and approximately 1.8 million square feet devoted to manufacturing and related activities, of which approximately 0.7 million square feet are clean room facilities. Of the aggregate square footage of our facilities, approximately 1.6 million square feet are located in Thailand and the remaining balance is located in the People’s Republic of China (“PRC” or “China”), the United Kingdom, the United States and the Cayman Islands. See Part I, Item 2. Properties of this Annual Report on Form 10-K.

Industry Background

Optical Communications

Many optical communications OEMs have reduced internal manufacturing capacity and transitioned to a low-cost and more efficient manufacturing base. By outsourcing production to third parties, OEMs are better able to concentrate their efforts and resources on what they believe are their core strengths, such as research and development, and sales and marketing. Additionally, outsourcing production often allows OEMs to reduce product costs, improve quality, access advanced process design and manufacturing technologies and achieve accelerated time-to-market and time-to-volume production. The principal barrier to the trend towards outsourcing in the optics industry has been the shortage of third-party manufacturing partners with the necessary optical process capabilities and robust intellectual property protection.

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

•

Evaluate Potential Strategic Alternatives such as Acquisitions and Joint Ventures: We will continue to evaluate opportunities to further expand our manufacturing capabilities and diversify our end-markets through the evaluation of various acquisition and joint venture opportunities around the globe. For example, in September 2016 we acquired Global CEM Solutions Ltd. and all of its subsidiaries (collectively, “Exception EMS”) to diversify our markets and customer base and accelerate our entrance into the European EMS market.

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

Customers, Sales and Marketing

The optical communications market we serve is highly concentrated. Therefore, we expect a significant percentage of our total revenues will continue to come from a small number of customers. During fiscal year 2017 and fiscal year 2016, we had one customer that contributed 10% or more of our total revenues. This customer accounted for 17% and 20%, respectively, of our total revenues during such fiscal years.

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

Competitors in the market for optical manufacturing services include Benchmark Electronics, Inc., Celestica Inc., Sanmina-SCI Corporation, Jabil Circuit, Inc. and Venture Corporation Limited, as well as the internal manufacturing capabilities of our customers. Our customized optics and glass operations face competition from companies such as Browave Corporation, Fujian Castech Crystals, Inc., Photop Technologies, Inc. and Research Electro-Optic, Inc. Our UK competitors for printed circuit board assemblies include STI Limited and Axiom Manufacturing Services Limited.

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

Corporate Structure

Fabrinet was incorporated under the laws of the Cayman Islands in August 1999 and commenced business operations in January 2000. We have sixteen direct and indirect subsidiaries, all of which are wholly-owned. As the parent company, we enter into contracts directly with our customers, and have entered into various inter-company agreements with some of our subsidiaries, while our subsidiaries, Casix, Inc., FBN New Jersey Manufacturing, Inc., Fabrinet West, Inc., and Exception EMS Limited, each enter into sales contracts or purchase orders directly with their customers. We have inter-company agreements with Fabrinet Co., Ltd., and FBN New Jersey Manufacturing, Inc., whereby each provides manufacturing services to us. We also have inter-company agreements with Fabrinet USA, Inc., Fabrinet Pte., Ltd. and Fabrinet IHQ Co., Ltd. to provide us certain administrative and business development services.

Employees

As of June 30, 2017, we employed approximately 10,541 full-time employees worldwide, including approximately 10,244 employees in manufacturing operations and 297 employees in business development and general and administrative functions. None of our employees are represented by a labor union. We have not experienced any work stoppages, slowdowns, or strikes. We consider our relations with our employees to be positive.

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

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During fiscal year 2017 and fiscal year 2016, we had one customer that contributed 10% or more of our total revenues. This customer accounted for 17% and 20% of our total revenues, respectively, during such fiscal years. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price.

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

Natural disasters, such as the 2011 flooding in Thailand, where most of our manufacturing operations are located, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products and for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the October and November 2011 flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand and cease production permanently at our Chokchai facility in Thailand, which adversely affected our ability to meet our customers’ demands during fiscal year 2012. In some countries in which we operate, including the PRC and Thailand, potential outbreaks of infectious diseases such as the H1N1 influenza virus, severe acute respiratory syndrome (“SARS”) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. In addition, increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers, and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.

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

Competitors in the market for optical manufacturing services include Benchmark Electronics, Inc., Celestica Inc., Sanmina-SCI Corporation, Jabil Circuit, Inc., and Venture Corporation Limited. Our customized optics and glass operations face competition from companies such as Browave Corporation, Fujian Castech Crystals, Inc., Photop Technologies, Inc., and Research Electro-Optic, Inc. Our UK competitors for printed circuit board assemblies include STI Limited and Axiom Manufacturing Services Limited. Other existing contract manufacturing companies, original design manufacturers or outsourced semiconductor assembly and test companies could also enter our target markets. In addition, we may face more competitors as we attempt to penetrate new markets.

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

Volatility in the functional and non-functional currencies of our entities and the U.S. dollar could seriously harm our business, financial condition, and operating results. The primary impact of currency exchange fluctuations is on our cash, receivables, and payables of our operating activities. We may experience significant unexpected losses from fluctuations in exchange rates.

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of June 30, 2017, the U.S. dollar had depreciated approximately 4% against the Thai baht since June 24, 2016. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of June 30, 2017, the U.S. dollar had appreciated approximately 3% against the RMB since June 24, 2016. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of June 30, 2017, the U.S. dollar had depreciated approximately 0.5% against the GBP since September 14, 2016, the date we acquired Exception EMS Ltd. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill-to-location of customers outside of North America accounted for 53.4%, 46.2%, and 52.1% of our total revenues for fiscal year 2017, fiscal year 2016 and fiscal year 2015, respectively. We expect that total revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

Most recently, we expanded our manufacturing capacity with a new manufacturing facility in Chonburi, Thailand. We may continue to devote significant resources to the expansion of our manufacturing capacity and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

We generally provide a warranty of between one to five years on the products that we manufacture for our customers. This warranty typically guarantees that products will conform to our customers’ specifications and be free from defects in workmanship. Defects in the products we manufacture, whether caused by a design, engineering, manufacturing or component failure or by deficiencies in our manufacturing processes and whether during or after the warranty period, could result in product or component failures, which may damage our business reputation, whether or not we are indemnified for such failures. We could also incur significant costs to repair or replace defective products under warranty, particularly when such failures occur in installed systems. In some instances, we may also be required to incur costs to repair or replace defective products outside of the warranty period in the event that a recurring defect is discovered in a certain percentage of a customer’s products delivered over an agreed upon period of time. We have experienced product or component failures in the past and remain exposed to such failures, as the products that we manufacture are widely deployed throughout the world in multiple environments and applications. Further, due to the difficulty in determining whether a given defect resulted from our customer’s design of the product or our manufacturing process, we may be exposed to product liability or product warranty claims arising from defects that are not our fault. In addition, if the number or type of defects exceeds certain percentage limitations contained in our contractual arrangements, we may be required to conduct extensive failure analysis, re-qualify for production or cease production of the specified products.

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

We are subject to income and other taxes in Thailand, the PRC, the United Kingdom and the United States. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. Our U.S. federal and state tax returns remain open to examination for the tax years 2014 through 2016. In addition, tax returns that remain open to examination in Thailand, the PRC and the United Kingdom range from the tax years 2012 through 2016. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.

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

Our customers may require that we indemnify them against the risk of intellectual property infringement arising out of our manufacturing processes. If any claims are brought against us or our customers for such infringement, whether or not these claims have merit, we could be required to expend significant resources in defense of such claims. In the event of an infringement claim, we may be required to spend a significant amount of time and money to develop non-infringing alternatives or obtain licenses. We may not be successful in developing such alternatives or obtaining such licenses on reasonable terms or at all, which could harm our business, financial condition and operating results.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we were able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of June 30, 2017, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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

We use professional investment management firms to manage our excess cash and cash equivalents. Our marketable securities as of June 30, 2017 are primarily investments in a fixed income portfolio, including corporate bonds and commercial paper, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in marketable securities with a maturity in excess of three years.

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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 30, 2017, we did not record any impairment charges associated with our investment portfolio of marketable securities, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

The trading market for our ordinary shares depends in part on the research and reports that securities or industry analysts publish about us or our business. If securities or industry analysts stop covering us, or if too few analysts cover us, the market price of our ordinary shares could be adversely impacted. If one or more of the analysts who covers us downgrades our ordinary shares or publishes misleading or unfavorable research about our business, our market price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our ordinary shares could decrease, which could cause the market price or trading volume of our ordinary shares to decline.

We may become a passive foreign investment company, which could result in adverse U.S. tax consequences to U.S. investors.

Based upon estimates of the value of our assets, which are based in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the taxable year 2017 or for the foreseeable future. However, despite our expectations, we cannot assure you that we will not be a PFIC for the taxable year 2017 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we are a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations and to burdensome reporting requirements.

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

Our principal registered office is located at c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman, KYI-9005, Cayman Islands. We have facilities located in Thailand, the PRC, the United Kingdom, the United States and the Cayman Islands that are used for manufacturing and/or general administration purposes. The following table presents the approximate square footage of our principal facilities as of June 30, 2017:

Location	Owned/Leased	Approximate Square Footage

Pinehurst Campus, Bangkok, Thailand	Owned	1,005,000 square feet
Hemaraj Campus, Chonburi, Thailand	Owned	557,000 square feet
Fuzhou, Fujian, PRC	Leased (1)	300,000 square feet
Santa Clara, California, United States	Owned	72,000 square feet
Wiltshire, United Kingdom	Leased (2)	71,000 square feet
Mountain Lakes, New Jersey, United States	Leased (3)	28,000 square feet
Grand Cayman, Cayman Islands	Leased (4)	1,700 square feet

(1)	The lease periods for the buildings located at this facility expire on September 30, 2018, September 30, 2020 and March 31, 2021, respectively.
(2)	Leased until August 31, 2023.
(3)	Leased until June 30, 2020.
(4)	Leased until January 31, 2018.

ITEM 3.	LEGAL PROCEEDINGS.

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

Fiscal Year 2017	High	Low
Fourth Quarter (April 1, 2017—June 30, 2017)	$46.23	$32.30
Third Quarter (December 31, 2016—March 31, 2017)	$49.19	$34.01
Second Quarter (October 1, 2016—December 30, 2016)	$46.13	$34.75
First Quarter (June 25, 2016—September 30, 2016)	$44.88	$34.17

Fiscal Year 2016	High	Low
Fourth Quarter (March 26, 2016—June 24, 2016)	$39.05	$29.78
Third Quarter (December 26, 2015—March 25, 2016)	$30.91	$21.29
Second Quarter (September 26, 2015—December 25, 2015)	$24.53	$17.88
First Quarter (June 27, 2015—September 25, 2015)	$20.98	$17.71

The equity compensation plan information required by this item, which includes a summary of the number of outstanding equity awards granted to employees and directors, as well as the number of securities remaining available for future issuance, under our equity compensation plans as of June 30, 2017, is incorporated by reference to our Proxy Statement for our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2017.

Holders of Record

As of August 11, 2017, there were approximately 8 shareholders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

The graph assumes that $100 was invested on June 29, 2012 in Fabrinet’s ordinary shares and on a month-end basis in each of the indices discussed above, including reinvestment of dividends. Historic stock performance is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of June 30, 2017 and June 24, 2016, and for the fiscal years ended June 30, 2017, June 24, 2016 and June 26, 2015 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data as of June 26, 2015, June 27, 2014 and June 28, 2013, and for the fiscal years ended June 27, 2014 and June 28, 2013 are derived from the audited consolidated financial statements not included in this Annual Report on Form 10-K. Each of the fiscal years in the table below consisted of 52 weeks, except fiscal year 2017, which consisted of 53 weeks. The results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Years Ended
(amount in thousands, except per share data)	June 30, 2017 (fiscal year 2017)	June 24, 2016 (fiscal year 2016)	June 26, 2015 (fiscal year 2015)	June 27, 2014 (fiscal year 2014)	June 28, 2013 (fiscal year 2013)
Selected Consolidated Statements of Operations Data:
Revenues	$1,420,490	$976,747	$773,587	$677,854	$641,542
Cost of revenues	(1,249,030)	(857,224)	(685,814)	(603,621)	(572,124)

Gross profit	171,460	119,523	87,773	74,233	69,418
Selling, general and administrative expenses	(65,626)	(49,753)	(39,460)	(27,664)	(23,787)
Other income related to flooding, net	—	36	—	44,748	27,211
Expenses related to reduction in workforce	—	—	(1,153)	—	(2,052)

Operating income	105,834	69,806	47,160	91,317	70,790
Interest income	1,977	1,535	1,253	1,793	1,083
Interest expense	(3,321)	(1,569)	(616)	(713)	(1,010)
Foreign exchange (loss) gain, net	(1,142)	(1,916)	(19)	(24)	354
Other income (expense)	509	376	(152)	797	692

Income before income taxes	103,857	68,232	47,626	93,170	71,909
Income tax expense	(6,742)	(6,335)	(3,984)	(1,439)	(2,940)

Net income	97,115	61,897	43,642	91,731	68,969
Other comprehensive (loss) income, net of tax	(939)	635	(44)	—	—

Net comprehensive income	$96,176	$62,532	$43,598	$91,731	$68,969

Earnings per share:
Basic	$2.63	$1.73	$1.23	$2.63	$2.00
Diluted	$2.57	$1.68	$1.21	$2.58	$1.98
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	36,927	35,857	35,354	34,938	34,557
Diluted	37,852	36,872	35,984	35,589	34,846

	As of
(amount in thousands)	June 30, 2017	June 24, 2016	June 26, 2015	June 27, 2014	June 28, 2013
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$133,825	$142,804	$112,978	$233,477	$149,716
Marketable securities	$151,450	$141,709	$142,866	$—	$—
Restricted cash in connection with business acquisition	$3,312	$—	$—	$—	$—
Working capital (1)	$287,752	$205,592	$150,246	$130,885	$130,298
Total assets	$1,033,075	$855,857	$672,503	$564,557	$463,579
Current and long-term debt	$71,103	$60,407	$40,500	$16,500	$28,911
Total liabilities	$351,501	$301,438	$193,559	$137,721	$138,261
Total shareholders’ equity	$681,574	$554,419	$478,944	$426,836	$325,318

(1)	Working capital is defined as trade accounts receivable plus inventory, less trade accounts payable.

	Years Ended
(amount in thousands)	June 30, 2017	June 24, 2016	June 26, 2015	June 27, 2014	June 28, 2013
Selected Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$70,934	$47,088	$52,629	$66,550	$48,750
Net cash (used in) provided by investing activities	$(90,556)	$(39,603)	$(195,499)	$26,988	$(5,862)
Net cash provided by (used in) financing activities	$13,432	$22,862	$22,537	$(8,171)	$(9,128)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,190)	$30,347	$(120,333)	$85,367	$33,760

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our expectation that the portion of our future revenues attributable to customers in regions outside of North America will increase compared with the portion of those revenues for fiscal year 2017;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•

our expectation that our fiscal year 2018 selling, general and administrative (“SG&A”) expenses will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal year 2017;

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

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, in particular, the risks discussed under the heading “Risk Factors” in Item 1A, as well as those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on these statements. “We,” “us” and “our” refer to Fabrinet and its subsidiaries as a group.

Overview

We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products such as optical communication components, modules and sub-systems, industrial lasers, medical devices and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and test. Although we focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix,” we also have the capability to accommodate high-volume production. Based on our experience with and positive feedback we have received from our customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers and automotive markets.

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

Business acquisition

On September 14, 2016, we acquired Global CEM Solutions Ltd. and all of its subsidiaries (collectively, “Exception EMS”), a privately-held group located in Wiltshire, United Kingdom, for cash consideration of approximately $13.0 million, net of cash acquired. Exception EMS provides contract electronics manufacturing services primarily to the European electronics market with innovative solutions, adding value to the design, manufacture and testing of printed circuit board assemblies. Its customers include industrial, energy, aerospace and defense companies, with approximately 80% of its revenue derived from customers in Europe. See Note 9—Business acquisition to the consolidated financial statements for further details.

Fiscal years

We utilize a 52-53 week fiscal year ending on the Friday in June closest to June 30. Fiscal year 2017 ended on June 30, 2017 and consisted of 53 weeks. Fiscal year 2016 and fiscal year 2015 ended on June 24, 2016 and June 26, 2015, respectively, and each consisted of 52 weeks.

Revenues

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

Revenues, by percentage, from individual customers representing 10% or more of our total revenues in the respective periods were as follows:

	Years Ended
	June 30, 2017		June 24, 2016		June 26, 2015
Lumentum Operations LLC	17%		20%		20%
Oclaro, Inc.	*	(1)	*	(1)	10%

(1)	Less than 10% of total revenue.

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

Revenues by Geography

We generate revenues from three geographic regions: North America, Asia-Pacific, and Europe. Revenues are attributed to a particular geographic area based on the bill-to-location of our customers, notwithstanding that our customers may ultimately ship their products to end customers in a different geographic region. The substantial majority of our revenues are derived from our manufacturing facilities in Asia-Pacific.

The percentage of our revenues generated from a bill-to-location outside of North America increased from 46.2% in fiscal year 2016 to 53.4% in fiscal year 2017, which was partially due to an increase in sales to our customers in Europe due to the acquisition of Exception EMS in September 2016. We expect that the portion of our future revenues attributable to customers in regions outside of North America will continue to increase as compared with the portion of revenues attributable to such customers during fiscal year 2017.

The following table presents percentages of total revenues by geographic regions:

	Years Ended
	June 30, 2017	June 24, 2016	June 26, 2015
North America	46.6%	53.8%	47.9%
Asia-Pacific	38.0	35.9	40.1
Europe	15.4	10.3	12.0

	100.0%	100.0%	100.0%

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

A second significant element of our cost of revenues is employee costs, including indirect employee costs related to design, configuration and optimization of manufacturing processes for our customers, quality testing, materials testing and other engineering services; and direct costs related to our manufacturing employees. Direct employee costs include employee salaries, insurance and benefits, merit-based bonuses, recruitment, training and retention. Historically, our employee costs have increased primarily due to increases in the number of employees necessary to support our growth and, to a lesser extent, costs to recruit, train and retain employees. Our cost of revenues is significantly impacted by salary levels in Thailand, the PRC and the United Kingdom, the fluctuation of the Thai baht, RMB and GBP against our functional currency, the U.S. dollar, and our ability to retain our employees. We expect our employee costs to increase as wages continue to increase in Thailand and the PRC. Wage increases may impact our ability to sustain our competitive advantage and may reduce our profit margin. We seek to mitigate these cost increases through improvements in employee productivity, employee retention and asset utilization.

Our infrastructure costs are comprised of depreciation, utilities, facilities management and overhead costs. Most of our facility leases are long-term agreements. Our depreciation costs include buildings and fixed assets, primarily at our Pinehurst campus in Thailand, and capital equipment located at each of our manufacturing locations.

During fiscal year 2017, fiscal year 2016 and fiscal year 2015, discretionary merit-based bonus awards were made to our non-executive employees. Charges included in cost of revenues for bonus awards to non-executive employees were $3.2 million, $2.8 million and $2.4 million for fiscal year 2017, fiscal year 2016 and fiscal year 2015, respectively.

Share-based compensation expense included in cost of revenues was $5.3 million, $2.0 million and $1.5 million for fiscal year 2017, fiscal year 2016 and fiscal year 2015, respectively.

We expect to incur incremental costs of revenue as a result of our planned expansion into new geographic markets, though we are not able to determine the amount of these incremental expenses.

Selling, General and Administrative Expenses

Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2018, we expect our SG&A expenses will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal year 2017.

The compensation committee of our board of directors approved a fiscal year 2017 executive incentive plan with quantitative objectives, based on achieving certain revenue and gross margin targets for our fiscal year ended June 30, 2017. Bonuses under our fiscal year 2017 executive incentive plan are payable after the end of fiscal year 2017. In fiscal year 2016, the compensation committee approved a fiscal year 2016 executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP earnings per share targets for our fiscal year ended June 24, 2016, as well as qualitative objectives, based on achieving individual performance goals. In the three months ended September 30, 2016, the compensation committee awarded bonuses to our executive employees for Company and individual achievements of performance under our fiscal 2016 executive incentive plan. Discretionary merit-based bonus awards were also available to our non-executive employees and were payable as of June 30, 2017.

Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $4.4 million, $4.7 million and $3.6 million for fiscal year 2017, fiscal year 2016 and fiscal year 2015, respectively.

Share-based compensation expense included in SG&A expenses was $21.2 million, $7.9 million and $6.6 million for fiscal year 2017, fiscal year 2016 and fiscal year 2015, respectively.

Additional Financial Disclosures

Foreign Exchange

As a result of our international operations, we are exposed to foreign exchange risk arising from various currency exposures primarily with respect to the Thai baht. Although a majority of our total revenues is denominated in U.S. dollars, a substantial portion of our payroll plus certain other operating expenses are incurred and paid in Thai baht. The exchange rates between the Thai baht and the U.S. dollar have fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We report our financial results in U.S. dollars and our results of operations have been and may continue to be negatively impacted owing to appreciation of the Thai baht against the U.S. dollar. Smaller portions of our expenses are incurred in a variety of other currencies, including RMB, GBP, Canadian dollars, Euros and Japanese yen, the appreciation of which may also negatively impact our financial results.

In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative instruments. We may enter into exchange currency forward or put option contracts to manage foreign currency exposures associated with certain assets and liabilities and other forecasted foreign currency transactions and may designate these instruments as hedging instruments. The forward and put option contracts generally have maturities of up to 12 months. All foreign currency exchange contracts are recognized in the consolidated balance sheet as other current assets and accrued expenses at fair value. Gain or loss on our forward and put option contracts generally offset the assets, liabilities, and transactions economically hedged.

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of June 30, 2017			As of June 24, 2016
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	395,123	$11,628	47.3	834,536	$23,594	91.3
RMB	26,965	3,980	16.2	14,835	2,255	8.7
GBP	6,896	8,982	36.5	—	—	—

Total		$24,590	100.0		$25,849	100.0

Liabilities
Thai baht	1,875,338	$55,189	82.7	1,517,782	$42,912	92.0
RMB	28,451	4,200	6.3	24,654	3,748	8.0
GBP	5,625	7,326	11.0	—	—	—

Total		$66,715	100.0		$46,660	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 30, 2017 and June 24, 2016, there was $1.0 million and $84.5 million in foreign currency forward contracts, respectively, outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, trade accounts receivable, and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of June 30, 2017 and June 24, 2016, we did not have any derivative contracts denominated in RMB.

The GBP assets primarily represent cash, trade accounts receivable, and property, plant and equipment, net. The GBP liabilities primarily represent short-term loans, trade accounts payable and other payables. As of June 30, 2017, we did not have any derivative contracts denominated in GBP.

For fiscal year 2017 and fiscal year 2016, we recorded unrealized loss of $0.02 million and $1.8 million, respectively, for the changes in fair value of derivatives that are not designated as hedging instruments in the consolidated statements of operations and comprehensive income.

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

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 on income generated from projects to manufacture certain products at our Pinehurst campus. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted (i.e., at least until June 2020). In March 2016, the Thailand Revenue Department announced a permanent decrease of corporate income tax rates to 20% for tax periods beginning on or after January 1, 2016. As a result, the corporate income tax rate for our Thai subsidiary is expected to remain at 20% from fiscal year 2017 onward.

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

Inventory Valuation

Our inventory is stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments, and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or the financial positions of our customers or changes in economic conditions may require additional provisions for inventory due to our customers’ inability to fulfill their contractual obligations. During fiscal year 2017 and fiscal year 2016, a change of 10% for excess and obsolete materials, based on product demand and production requirements from our customers, would have affected our net income by approximately $0.3 million and $0.2 million, respectively.

Deferred Income Taxes

Our deferred income tax assets represent temporary differences between the carrying amount and the tax basis of existing assets and liabilities that will result in deductible and payable amounts in future years, including net operating loss carryforwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize these deferred income tax assets. Our judgments regarding future profitability may change owing to future market conditions, changes in U.S. or international tax laws, or other factors. If these estimates and related assumptions change in the future, we may be required to increase or decrease our valuation allowance against the deferred tax assets, resulting in additional or lesser income tax expense. As of June 30, 2017 and June 24, 2016, we have determined that it is more likely than not that deferred tax asset attributable to a subsidiary in the United States will not be realized, primarily due to uncertainties related to the subsidiary’s ability to utilize its operating loss carryforward before they expire. As of June 30, 2017 and June 24, 2016, we assessed all of our deferred tax assets as more likely than not to be realizable and, accordingly, recognized a valuation allowance for deferred tax assets of $6.4 million and $4.9 million, respectively.

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

Share-Based Compensation

Awards granted, including share options, restricted share units and performance share units are accounted for by recognizing the cost of employee services received in exchange for awards of equity instruments, based on the fair value of those awards, in the consolidated financial statements over the requisite service period.

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

The fair value of restricted share units and performance share units are based on the market value of our ordinary shares on the date of grant.

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

Intangibles

Intangibles are stated at historical cost less amortization. Amortization of customer relationships is calculated using the accelerated method as to reflect the pattern in which the economic benefits of the intangible assets are consumed. Amortization of other intangibles is calculated using the straight-line method.

Business acquisition

For the acquisition of Exception EMS, we allocated the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation of consideration to the individual net assets has been finalized.

The acquired intangible assets, which consist of customer relationships and backlog, are recorded as intangibles in the consolidated balance sheets. The fair value of the acquired intangible assets was determined based on the multi-period excess earnings method. We review intangibles for impairment whenever changes or circumstances indicate the carrying amount may not be recoverable.

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

	Years Ended
	June 30, 2017	June 24, 2016	June 26, 2015
Revenues	$1,420,490	$976,747	$773,587
Cost of revenues	(1,249,030)	(857,224)	(685,814)

Gross profit	171,460	119,523	87,773
Selling, general and administrative expenses	(65,626)	(49,753)	(39,460)
Other income related to flooding, net	—	36	—
Expenses related to reduction in workforce	—	—	(1,153)

Operating income	105,834	69,806	47,160
Interest income	1,977	1,535	1,253
Interest expense	(3,321)	(1,569)	(616)
Foreign exchange loss, net	(1,142)	(1,916)	(19)
Other income (expense), net	509	376	(152)

Income before income taxes	103,857	68,232	47,626
Income tax expense	(6,742)	(6,335)	(3,984)

Net income	97,115	61,897	43,642
Other comprehensive (loss) income, net of tax	(939)	635	(44)

Net comprehensive income	$96,176	$62,532	$43,598

The following table sets forth a summary of our consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Years Ended
	June 30, 2017	June 24, 2016	June 26, 2015
Revenues	100.0%	100.0%	100.0%
Cost of revenues	(87.9)	(87.8)	(88.6)

Gross profit	12.1	12.2	11.4
Selling, general and administrative expenses	(4.6)	(5.1)	(5.1)
Other income related to flooding, net	—	(0.0)	—
Expenses related to reduction in workforce	—	—	(0.2)

Operating income	7.5	7.1	6.1
Interest income	0.1	0.2	0.2
Interest expense	(0.2)	(0.1)	(0.1)
Foreign exchange loss, net	(0.1)	(0.2)	(0.0)
Other income (expense), net	0.0	0.0	(0.0)

Income before income taxes	7.3	7.0	6.2
Income tax expense	(0.5)	(0.7)	(0.5)

Net income	6.8	6.3	5.6
Other comprehensive (loss) income, net of tax	(0.1)	0.1	(0.0)

Net comprehensive income	6.7%	6.4%	5.6%

The following table sets forth our revenues by end market for the periods indicated.

	Years Ended
(amount in thousands)	June 30, 2017	June 24, 2016	June 26, 2015
Optical communications	$1,108,637	$727,580	$553,245
Lasers, sensors, and other	311,853	249,167	220,342

Total	$1,420,490	$976,747	$773,587

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

We utilize a 52-53 week fiscal year ending on the Friday in June closest to June 30. Fiscal year 2017 ended on June 30, 2017 and consisted of 53 weeks. Fiscal year 2016 and fiscal year 2015 ended on June 24, 2016 and June 26, 2015, respectively, and each consisted of 52 weeks.

Comparison of Fiscal Year 2017 with Fiscal Year 2016

Total revenues. Our total revenues increased by $443.7 million, or 45.4%, to $1.4 billion for fiscal year 2017, compared with $976.7 million for fiscal year 2016. This increase was primarily due to (1) an increase in customers’ demand for both optical and non-optical communication manufacturing services for fiscal year 2017; and (2) the positive impact from an additional week of revenue during fiscal year 2017. Revenues from optical communications products represented 78.0% of our total revenues for fiscal year 2017, compared with 74.5% for fiscal year 2016.

Cost of revenues. Our cost of revenues increased by $391.8 million, or 45.7%, to $1.3 billion, or 87.9% of total revenues, for fiscal year 2017, compared with $857.2 million, or 87.8% of total revenues, for fiscal year 2016. The increase in cost of revenues was primarily due to a proportional increase in sales volume. The increase in cost of revenues also included an increase of $3.3 million in share-based compensation expenses, primarily due to a higher number of restricted and performance share units granted to our executives when compared to the prior period.

Gross profit. Our gross profit increased by $51.9 million, or 43.5%, to $171.5 million, or 12.1% of total revenues, for fiscal year 2017, compared with $119.5 million, or 12.2% of total revenues, for fiscal year 2016.

SG&A expenses. Our SG&A expenses increased by $15.9 million, or 31.9%, to $65.6 million, or 4.6% of total revenues, for fiscal year 2017, compared with $49.8 million, or 5.1% of total revenues, for fiscal year 2016. Our SG&A expenses increased in absolute dollars during fiscal year 2017, compared with fiscal year 2016, mainly due to (1) an increase in share-based compensation expenses of $13.2 million, partially due to the recognition of $4.3 million related to accelerated vesting of equity awards held by executives during fiscal year 2017; (2) $2.8 million of SG&A expenses from companies we acquired in September 2016; and (3) an increase of $1.5 million related to merger and acquisition activities.

Operating income. Our operating income increased by $36.0 million to $105.8 million, or 7.5% of total revenues, for fiscal year 2017, compared with $69.8 million, or 7.1% of total revenues, for fiscal year 2016.

Interest income. Our interest income increased by $0.4 million to $2.0 million for fiscal year 2017, compared with $1.5 million for fiscal year 2016. The increase was primarily due to an increase in our average outstanding cash and marketable securities balances and interest rates.

Interest expense. Our interest expense increased by $1.8 million to $3.3 million for fiscal year 2017, compared with $1.6 million for fiscal year 2016. The increase was primarily due to an increase in the average balance of our outstanding bank borrowings.

Income before income taxes. We recorded income before income taxes of $103.9 million for fiscal year 2017, compared with $68.2 million for fiscal year 2016.

Income tax expense. Our provision for income tax reflects an effective tax rate of 5.5% for fiscal year 2017, compared with an effective tax rate of 6.7% for fiscal year 2016. The decrease was primarily due to the fact that we had higher income not subject to tax during fiscal year 2017 as compared with fiscal year 2016.

Net income. We recorded net income of $97.1 million, or 6.8% of total revenues, for fiscal year 2017, compared with net income of $61.9 million, or 6.3% of total revenues, for fiscal year 2016.

Other comprehensive (loss) income. We recorded other comprehensive loss of $0.9 million, or 0.1% of total revenues, for fiscal year 2017, compared with other comprehensive income of $0.6 million, or 0.1% of total revenues, for fiscal year 2016.

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

Other income related to flooding. In fiscal year 2016, we recognized other income related to flooding of $0.04 million, which consisted of a $0.9 million final payment from an insurer against our claim for flood damage, offset by expenses in relation to flood of $0.86 million, which mainly consisted of $0.6 million of repaired cost of equipment and $0.2 million of inventory losses.

Expenses related to reduction in workforce. During fiscal year 2015, we implemented a reduction in workforce and incurred expenses of approximately $1.2 million, which represented severance and benefits costs associated with the termination of approximately 100 employees in accordance with contractual obligations and local regulations. No expenses related to reduction in workforce were incurred during fiscal year 2016.

Operating income. Our operating income increased by $22.6 million to $69.8 million, or 7.1% of total revenues, for fiscal year 2016, compared with $47.2 million, or 6.1% of total revenues, for fiscal year 2015.

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

Other comprehensive income (loss). We recorded other comprehensive income of $0.6 million, or 0.1% of total revenues, for fiscal year 2016, compared with other comprehensive loss of $0.04 million, or 0.01% of total revenues, for fiscal year 2015.

Liquidity and Capital Resources

We primarily finance our operations through cash flow from operations activities. As of June 30, 2017 and June 24, 2016, we had cash, cash equivalents, and marketable securities of $285.3 million and $284.5 million, respectively, and outstanding debt of $71.1 million and $60.4 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits and liquid investments with maturities of three months or less, are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents for fiscal year 2017, fiscal year 2016 and fiscal year 2015 was 0.6%, 0.7% and 0.7%, respectively.

Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A1, P-1, F1 or better. No security may have an effective maturity that exceeds three years. Our investments in fixed income securities are primarily classified as available-for-sale securities and are recorded at fair value in the consolidated balance sheets. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on these securities are recorded as other comprehensive (loss) income and are reported as a separate component of shareholders’ equity.

During fiscal year 2017, we borrowed a revolving loan of $27.5 million and repaid a term loan of $18.1 million under our syndicated senior credit facility agreement (“Facility Agreement”). As a result, as of June 30, 2017, we had a long-term borrowing of $36.4 million and short-term borrowing of $34.0 million under our Facility Agreement. To better manage our cash on hand, we also held investments in short-term marketable securities of $151.5 million as of June 30, 2017.

We believe that our current cash, cash equivalents, marketable securities, cash flow from operations, and funds available through our credit facility will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Item 1A of this Annual Report on Form 10-K.

In December 2015, we began construction of a new manufacturing facility at our campus in Chonburi, Thailand, which we substantially completed in the first quarter of fiscal year 2017. We begin our operations at this new facility in the fourth quarter of fiscal year 2017. We believe that our current manufacturing capacity is sufficient to meet our anticipated production requirements for at least the next few quarters. We maintain a long-term loan associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 12 months.

The following table shows our cash flows for the periods indicated:

	Years Ended
(amount in thousands)	June 30, 2017	June 24, 2016	June 26, 2015
Net cash provided by operating activities	$70,934	$47,088	$52,629
Net cash used in investing activities	$(90,556)	$(39,603)	$(195,499)
Net cash provided by financing activities	$13,432	$22,862	$22,537
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,190)	$30,347	$(120,333)
Cash, cash equivalents and restricted cash, beginning of period	$142,804	$112,978	$233,477
Cash, cash equivalents and restricted cash, end of period	$137,137	$142,804	$112,978

Operating Activities

Net cash provided by operating activities increased by $23.8 million, or 50.6%, to $70.9 million for fiscal year 2017, compared with net cash provided by operating activities of $47.1 million for fiscal year 2016. This increase was due to an increase in net income of $35.2 million from revenue growth, depreciation and amortization of $6.4 million from additional investments in equipment to support our new facility in Chonburi, Thailand, and share-based compensation of $16.6 million mainly related to additional grants of equity awards to employees during the year. These were offset with decreases in movement of trade accounts payable, and other current and non-current liabilities of $18.0 million and $14.6 million, respectively.

Net cash provided by operating activities decreased by $5.5 million, or 10.5%, to $47.1 million for fiscal year 2016, compared with net cash provided by operating activities of $52.6 million for fiscal year 2015. This decrease was due to an increase in net income of $18.3 million, a decrease of $35.8 million in cash payment to vendors, offset by a decrease of $27.2 million in cash collection from customers and a decrease of $44.2 million in inventory as a result of higher customer demand during fiscal year 2016; as well as a decrease of $9.1 million in other current and non-current liabilities mainly from payable related to the new manufacturing facility in Thailand.

Investing Activities

Net cash used in investing activities increased by $50.9 million, or 128.7%, to $90.6 million for fiscal year 2017, compared with net cash used in investing activities of $39.6 million for fiscal year 2016. The increase was primarily due to an increase of $27.6 million in the purchase of property, plant and equipment primarily for our new facility in Chonburi, Thailand, a net increase of $11.4 million in marketable securities and the net payment of $9.9 million in connection with the acquisition of Exception EMS.

Net cash used in investing activities decreased by $155.9 million, or 79.7%, to $39.6 million for fiscal year 2016, compared with net cash used in investing activities of $195.5 million for fiscal year 2015. The decrease was primarily due to a net increase in available-for-sales securities of $144.6 million during fiscal year 2016.

Financing Activities

Net cash provided by financing activities decreased by $9.4 million, or 41.2%, to $13.4 million for fiscal year 2017, compared with net cash provided by financing activities of $22.9 million for fiscal year 2016. This decrease was primarily due to a decrease of $50.0 million in proceeds from long-term bank loans, and an increase of $12.1 million in the repayment of long-term bank loans. These were offset by a net increase of short-term loan from bank of $50.8 million.

Net cash provided by financing activities increased by $0.3 million, or 1.4%, to $22.9 million for fiscal year 2016, compared with net cash provided by financing activities of $22.5 million for fiscal year 2015. This increase was primarily due to an increase of $38.0 million in proceeds from bank loans and an increase of $4.6 million in proceeds from the issuance of ordinary shares under our employee share option plans, offset by an increase of $41.5 million from the repayments of loans.

Contractual Obligations

The following table sets forth certain of our contractual obligations as of June 30, 2017:

	Payments Due by Period
(amount in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$36,400	$13,600	$22,800	$—	$—
Interest expense obligation (1)	1,761	1,084	676	1	—
Capital lease obligations	1,368	344	919	105	—
Operating lease obligations	5,328	1,744	2,108	956	520
Severance liabilities (2)	8,488	680	1,042	1,318	5,448
Deferred liability in connection with business acquisition	3,312	—	3,312	—	—
Provision for uncertain income tax position	2,049	—	1,335	710	4

Total	$58,706	$17,452	$32,192	$3,090	$5,972

(1)

Interest expense obligation reflects the interest rate on long-term debt obligation as of June 30, 2017. The interest rates ranged between 3.05% and 3.56%. For further discussion of long-term and short-term debt obligations, see Note 13 of our audited consolidated financial statements.

(2)	Severance liabilities as of June 30, 2017 are determined based on management assumptions, see Note 14 of our audited consolidated financial statements.

As of June 30, 2017, our long-term debt obligations consisted of approximately $36.4 million outstanding under a loan agreement. The loan prescribes maximum ratios of debt to equity and minimum levels of debt service coverage ratios (i.e., earnings before interest expenses and depreciation and amortization plus cash on hand minus short-term debts divided by current portion of long-term debts plus interest expenses). These financial ratio covenants could restrict our ability to incur additional indebtedness and limit our ability to use our cash. Our long-term debt obligation also includes customary events of default.

As of June 30, 2017, we were in compliance with our long-term loan agreements. Nonetheless, in the event of a default on these loans or a breach of a financial ratio covenant, the lenders may immediately cancel the loan agreements, deem the full amount of the outstanding indebtedness immediately due and payable; charge us interest on a monthly basis on the full amount of the outstanding indebtedness and, if we cannot repay all of our outstanding obligations, sell the assets pledged as collateral for the loans in order to fulfill our obligations to the lenders. We may also be held responsible for any damages and related expenses incurred by the lender as a result of any default.

We entered into the Facility Agreement with a consortium of banks on May 22, 2014. The Facility Agreement, led by Bank of America, provides for a $200.0 million credit line, comprised of a $150.0 million revolving loan facility and a $50.0 million delayed draw term loan facility. The revolving loan facility contains an accordion feature permitting us to request an increase in the facility up to $100.0 million subject to customary terms and conditions and provided that no default or event of default exists at the time of request. The revolving loan facility terminates and all amounts outstanding are due and payable in full on May 22, 2019. The principal amount of any drawn term loans must be repaid according to the scheduled quarterly amortization payments, with final payment of all amounts outstanding, plus accrued interest, being due May 22, 2019.

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

As of June 30, 2017, we had $36.4 million of long-term borrowing and $34.0 million of revolving borrowing outstanding under the Facility Agreement; as a result, there were available credit facilities of $116.0 million.

In connection with our acquisition of Exception EMS, we assumed lease agreements for certain machine and equipment, which are accounted for as capital leases. As of June 30, 2017, we included approximately $1.9 million of capital lease assets and $1.4 million of capital lease liability in our consolidated balance sheets associated with these acquired lease agreements.

As of June 30, 2017, we also had certain operating lease arrangements in which the lease payments are calculated using the straight-line method. Our rental expenses under these leases were $1.9 million, $1.2 million and $1.1 million for fiscal year 2017, fiscal year 2016 and fiscal year 2015, respectively.

Capital Expenditures

The following table sets forth our capital expenditures, which include amounts for which payments have been accrued, for the periods indicated.

	Years Ended
(amount in thousands)	June 30, 2017	June 24, 2016	June 26, 2015
Capital expenditures	$56,194	$55,166	$56,130

Our capital expenditures for fiscal year 2017, fiscal year 2016 and fiscal year 2015 principally related to investment in our new facilities in Thailand and the United States. During fiscal year 2017, we purchased equipment and entered into an agreement to purchase a parcel of land in Chonburi, to support the expansion of our manufacturing operations in Thailand. During fiscal year 2016, we purchased a parcel of land and began construction of our Chonburi campus. During fiscal year 2015, we purchased a building and associated land in Santa Clara, California. During fiscal year 2018, we expect to purchase additional equipment for our new manufacturing facilities in the United States and Thailand.

Off-Balance Sheet Commitments and Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We had cash, cash equivalents, and marketable securities totaling $285.3 million, $284.5 million and $255.8 million, as of June 30, 2017, June 24, 2016 and June 26, 2015, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and marketable securities are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during fiscal year 2017, fiscal year 2016 and fiscal year 2015, our interest income would have decreased by approximately $0.3 million, $0.1 million and $0.1 million, respectively, assuming consistent investment levels.

We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during fiscal year 2017, fiscal year 2016 and fiscal year 2015, our interest expense would have increased by approximately $0.8 million, $0.1 million and $0.1 million, respectively, assuming consistent borrowing levels.

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

As a consequence, our gross profit margins, operating results, profitability and cash flows are adversely impacted when the dollar depreciates relative to the Thai baht, GBP or the RMB. We have a particularly significant currency rate exposure to changes in the exchange rate between the Thai baht, GBP and the U.S. dollar. We must translate foreign currency-denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our audited consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar compared with such foreign currencies will affect our reported results of operations and the value of our assets and liabilities on our audited consolidated balance sheets, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and shareholders’ equity.

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. During the year ended June 30, 2017. We recognized foreign exchange loss of $1.0 million, $1.6 million and $0.02 million in the consolidated statements of operations and comprehensive income during fiscal year 2017, fiscal year 2016 and fiscal year 2015, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $4.8 million and $2.3 million as of June 30, 2017 and June 24, 2016, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of June 30, 2017 and June 24, 2016, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. As of June 30, 2017 and June 24, 2016, our marketable securities were held in various financial institutions with a maturity limit not to exceed three years, and all securities were rated A1, P-1, F1, or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Fabrinet

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fabrinet

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Fabrinet and its subsidiaries (the “Company”) at June 30, 2017 and June 24, 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers ABAS Ltd.

PricewaterhouseCoopers ABAS Ltd.

Bangkok, Thailand

August 23, 2017

FABRINET

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	June 30, 2017	June 24, 2016
Assets
Current assets
Cash and cash equivalents	$133,825	$142,804
Marketable securities	151,450	141,709
Trade accounts receivable, net	264,349	196,145
Inventory, net	238,665	181,499
Deferred tax assets	—	1,358
Prepaid expenses	6,306	3,114
Other current assets	4,159	6,662

Total current assets	798,754	673,291

Non-current assets
Restricted cash in connection with business acquisition	3,312	—
Property, plant and equipment, net	216,881	178,410
Intangibles, net	5,840	499
Goodwill	3,806	—
Deferred tax assets	2,905	1,806
Deferred debt issuance costs on revolving loan and other non-current assets	1,577	1,851

Total non-current assets	234,321	182,566

Total Assets	$1,033,075	$855,857

Liabilities and Shareholders’ Equity
Current liabilities
Bank borrowings, net of unamortized debt issuance costs	$48,402	$24,307
Trade accounts payable	215,262	172,052
Fixed assets payable	8,141	20,628
Capital lease liability, current portion	344	—
Income tax payable	1,976	2,010
Accrued payroll, bonus and related expenses	13,852	12,300
Accrued expenses	9,227	8,072
Other payables	14,068	16,356

Total current liabilities	311,272	255,725

Non-current liabilities
Long-term loan from bank, net of unamortized debt issuance costs	22,701	36,100
Deferred tax liability	1,981	854
Capital lease liability, non-current portion	1,024	—
Deferred liability in connection with business acquisition	3,312	—
Severance liabilities	8,488	6,684
Other non-current liabilities	2,723	2,075

Total non-current liabilities	40,229	45,713

Total Liabilities	351,501	301,438

Commitments and contingencies (Note 19)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of June 30, 2017 and June 24, 2016)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 37,340,496 shares and 36,156,446 shares issued and outstanding as of June 30, 2017 and June 24, 2016, respectively)	373	362
Additional paid-in capital	133,293	102,325
Accumulated other comprehensive (loss) income	(348)	591
Retained earnings	548,256	451,141

Total Shareholders’ Equity	681,574	554,419

Total Liabilities and Shareholders’ Equity	$1,033,075	$855,857

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended
(in thousands of U.S. dollars, except per share data)	June 30, 2017	June 24, 2016	June 26, 2015
Revenues	$1,420,490	$976,747	$773,587
Cost of revenues	(1,249,030)	(857,224)	(685,814)

Gross profit	171,460	119,523	87,773
Selling, general and administrative expenses	(65,626)	(49,753)	(39,460)
Other income related to flooding, net	—	36	—
Expenses related to reduction in workforce	—	—	(1,153)

Operating income	105,834	69,806	47,160
Interest income	1,977	1,535	1,253
Interest expense	(3,321)	(1,569)	(616)
Foreign exchange loss, net	(1,142)	(1,916)	(19)
Other income (expense), net	509	376	(152)

Income before income taxes	103,857	68,232	47,626
Income tax expense	(6,742)	(6,335)	(3,984)

Net income	97,115	61,897	43,642

Other comprehensive (losses) gains, net of tax:
Change in net unrealized (losses) gains on marketable securities	(471)	443	(44)
Change in net unrealized (losses) gains on derivative instruments	(158)	192	—
Change in foreign currency translation adjustment	(310)	—	—

Total other comprehensive (loss) income, net of tax	(939)	635	(44)

Net comprehensive income	$96,176	$62,532	$43,598

Earnings per share
Basic	$2.63	$1.73	$1.23
Diluted	$2.57	$1.68	$1.21

Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	36,927	35,857	35,354
Diluted	37,852	36,872	35,984

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount				Total
Balances at June 27, 2014	35,152,772	352	80,882	—	345,602	426,836
Net income	—	—	—	—	43,642	43,642
Other comprehensive loss	—	—	—	(44)	—	(44)
Share-based compensation expense	—	—	8,027	—	—	8,027
Issuance of ordinary shares	284,882	2	833	—	—	835
Tax withholdings related to net share settlement of restricted share units	—	—	(352)	—	—	(352)

Balances at June 26, 2015	35,437,654	354	89,390	(44)	389,244	478,944
Net income	—	—	—	—	61,897	61,897
Other comprehensive income	—	—	—	635	—	635
Share-based compensation expense	—	—	9,927	—	—	9,927
Issuance of ordinary shares	718,792	8	5,471	—	—	5,479
Tax withholdings related to net share settlement of restricted share units	—	—	(2,463)	—	—	(2,463)

Balances at June 24, 2016	36,156,446	362	102,325	591	451,141	554,419
Net income	—	—	—	—	97,115	97,115
Other comprehensive loss	—	—	—	(939)	—	(939)
Share-based compensation expense	—	—	26,507	—	—	26,507
Issuance of ordinary shares	1,184,050	11	5,886	—	—	5,897
Tax withholdings related to net share settlement of restricted share units	—	—	(1,425)	—	—	(1,425)

Balances at June 30, 2017	37,340,496	373	133,293	(348)	548,256	681,574

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands of U. S. dollars)	June 30, 2017	June 24, 2016	June 26, 2015

Cash flows from operating activities
Net income for the year	$97,115	$61,897	$43,642
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,793	17,357	12,947
Gain on disposal of property, plant and equipment	(30)	(73)	(42)
Loss from sales and maturities of marketable securities	822	194	120
Amortization of investment (discount) premium	(193)	798	985
Amortization of deferred debt issuance costs	1,396	758	527
Income related to flooding	—	(828)	—
Proceeds from insurers in settlement of claim related to flood damage	—	272	—
(Reversal of) allowance for doubtful accounts	(1)	(17)	13
Unrealized loss on exchange rate and fair value of derivative	1,884	1,905	671
Share-based compensation	26,507	9,927	8,027
Deferred income tax	754	864	(878)
Other non-cash expenses	2,173	1,744	1,722
Inventory obsolescence (reversal of)	42	(521)	397
Loss from written-off inventory due to flood loss	—	233	—
Changes in operating assets and liabilities
Trade accounts receivable	(64,142)	(61,013)	(33,797)
Inventory	(53,802)	(50,598)	(6,440)
Other current assets and non-current assets	(2,231)	(5,901)	(283)
Trade accounts payable	38,293	56,308	20,466
Income tax payable	(67)	573	446
Other current liabilities and non-current liabilities	(1,379)	13,209	4,106

Net cash provided by operating activities	70,934	47,088	52,629

Cash flows from investing activities
Purchase of marketable securities	(122,778)	(108,341)	(203,407)
Proceeds from sales of marketable securities	39,578	41,836	29,036
Proceeds from maturities of marketable securities	72,361	67,113	30,356
Payments in connection with business acquisition, net of cash acquired	(9,917)	—	—
Purchase of property, plant and equipment	(68,262)	(40,616)	(51,398)
Gain on cash settlement of hedged forward contracts	—	34	—
Proceeds from disposal of property, plant and equipment	230	194	48
Purchase of intangibles	(1,768)	(379)	(134)
Proceeds from insurers in settlement of claims related to flood damage	—	556	—

Net cash used in investing activities	(90,556)	(39,603)	(195,499)

Cash flows from financing activities
Payment of debt issuance costs	—	(654)	(1,946)
Proceeds of short-term loan from bank	27,500	18,000	30,000
Repayment of short-term loan from bank	(157)	(41,500)	—
Proceeds of long-term loan from bank	—	50,000	—
Repayment of long-term loan from bank	(18,100)	(6,000)	(6,000)
Proceeds from issuance of ordinary shares under employee share option plan	5,890	5,479	835
Repayment of capital lease liability	(276)	—	—
Withholding tax related to net share settlement of restricted share units	(1,425)	(2,463)	(352)

Net cash provided by financing activities	13,432	22,862	22,537

Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,190)	$30,347	$(120,333)

	Years Ended
(in thousands of U. S. dollars)	June 30, 2017	June 24, 2016	June 26, 2015
Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	$142,804	$112,978	$233,477
(Decrease) increase in cash, cash equivalents and restricted cash	(6,190)	30,347	(120,333)
Effect of exchange rate on cash, cash equivalents and restricted cash	523	(521)	(166)

Cash, cash equivalents and restricted cash at end of period	$137,137	$142,804	$112,978

Supplemental disclosures
Cash paid for
Interest	$1,924	$1,091	$590
Taxes	$5,218	$5,473	$2,841
Cash received for interest	$1,753	$1,049	$749

Non-cash investing and financing activities
Construction, software related and equipment related payables	$8,434	$20,628	$6,026

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of same amounts shown in the consolidated statements of cash flows:

	As of
(amount in thousands)	June 30, 2017	June 24, 2016	June 26, 2015
Cash and cash equivalents	$133,825	$142,804	$112,978
Restricted cash in connection with business acquisition (non-current assets)	3,312	—	—

Cash, cash equivalents and restricted cash	$137,137	$142,804	$112,978

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

2.	Summary of significant accounting policies

Principles of consolidation

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. Fiscal year 2017 ended on June 30, 2017 and consisted of 53 weeks. Fiscal year 2016 and fiscal year 2015 ended on June 24, 2016 and June 26, 2015, respectively, and each consisted of 52 weeks.

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

On September 14, 2016, the Company acquired Global CEM Solutions, Ltd. and all of its subsidiaries (collectively, “Exception EMS”), a privately-held group located in Wiltshire, United Kingdom. The consolidated financial statements of the Company include the financial position, results of operations and the cash flows of Exception EMS commencing as of the acquisition date. See Note 9—Business acquisition for further details on the accounting for this transaction.

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

Foreign currency transactions and translation

The consolidated financial statements are presented in United States dollars (“$” or “USD”). The functional currency of Fabrinet and most of its subsidiaries is the USD.

With respect to subsidiaries that use USD as their functional currency, transactions denominated in a currency other than USD are translated into USD at the rates of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rate prevailing at the consolidated balance sheet dates. Transaction gains and losses are included in other income (expense) or foreign exchange gain (loss) in the accompanying consolidated statements of operations and comprehensive income.

Fabrinet translates the assets and liabilities of its subsidiaries that do not use USD as their functional currency into USD using exchange rates in effect at the end of each period. Revenue and expenses for such subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation adjustment included in accumulated other comprehensive income (loss) (“AOCI”).

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

Capital lease

Certain machine and equipment held under capital leases are classified as property, plant and equipment and amortized using the straight-line method over the terms of the lease contracts. The related obligations from the capital lease are recorded as liabilities in the consolidated balance sheets.

Property, plant and equipment

Land is stated at historical cost. Other property, plant and equipment, except for construction in process and machinery under installation, are stated at historical cost less accumulated depreciation. Depreciation is calculated using the straight-line method to write-off the cost of each asset to its residual value over its estimated useful life as follows:

Land improvements	10 years
Building and building improvements	7 - 30 years
Leasehold improvements	Shorter of useful life or lease term
Manufacturing equipment	3 - 7 years
Office equipment	3 - 7 years
Motor vehicles	3 - 5 years
Computer hardware	3 - 5 years

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

Intangibles

Intangibles are stated at historical cost less amortization. Amortization of customer relationships is calculated using the accelerated method as to reflect the pattern in which the economic benefits of the intangible assets are consumed. Amortization of other intangibles is calculated using the straight-line method.

Business acquisition

For the acquisition of Exception EMS, the Company allocated the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation of consideration to the individual net assets was finalized in the fourth quarter of fiscal year 2017.

The acquired intangible assets, which consist of customer relationships and backlog, are recorded as intangibles in the consolidated balance sheets. The fair value of the acquired intangible assets was determined based on the multi-period excess earnings method. The Company reviews intangibles for impairment whenever changes or circumstances indicate the carrying amount may not be recoverable.

In connection with the business acquisition, $3.3 million of cash for deferred consideration, net of foreign currency translation adjustment, was placed into an escrow account which is under the Company’s control. However, the Company has contractually agreed to remit this deferred consideration to the sellers of Exception EMS, subject to the resolution of claims that the Company may make against the funds with respect to indemnification and other claims within 24 months from the closing date of the transaction. The cash is presented as restricted cash in the consolidated balance sheets within non-current assets and the related liability is presented within non-current liabilities for the deferred consideration.

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

Where funds are not borrowed for a specific acquisition, construction or production of assets, the capitalization rate used to determine the amount of interest to be capitalized is the weighted average interest rate applicable to the Company’s outstanding borrowings during the year. Where funds are borrowed specifically for the acquisition, construction or production of assets, the amount of borrowing costs eligible for capitalization on the respective assets is determined as the actual borrowing costs are incurred on that borrowing during the respective periods.

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

Derivatives

The derivatives assets and liabilities are recognized on the consolidated balance sheets as other current assets or accrued expenses and are measured at fair value.

The Company applies hedge accounting to arrangements that qualify and are designated for cash flow or fair value hedge accounting treatment. Hedge accounting is discontinued prospectively if the hedging relationship ceases to be effective or the hedging or hedged items cease to exist as a result of maturity, sale, termination or cancellation.

Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges which include forward currency contracts. In a cash flow hedging relationship, the effective portion of the change in the fair value of the hedging derivative is initially recorded in AOCI, while any ineffective portion is recognized directly in earnings, as a component of other income (expense). The portion of gain or loss on the derivative instrument remains in AOCI until the forecasted transaction is recognized in earnings.

The Company also enters into derivative contracts that are intended to economically hedge certain of the Company’s risks. The changes in the fair value of the derivatives are recorded directly in earnings as a component of other income (expense). In accordance with the fair value measurement guidance, the Company’s accounting policy is to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company executes derivative instruments with financial institutions that are credit-worthy, which the Company defines as institutions that hold an investment grade credit rating.

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

Services revenue of $75.4 million, $31.7 million and $32.3 million were recognized in the consolidated statements of operations and comprehensive income for the years ended June 30, 2017, June 24, 2016 and June 26, 2015, respectively.

Sales of goods

Revenues from sales of goods are generally recognized when the product is shipped to the customer and when there are no unfulfilled obligations that affect the customer’s final acceptance of the arrangement. Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenues are recognized.

Certain customers may request the Company to store finished products purchased by them at the Company’s warehouse. In these instances, the Company receives a written request from the customer asking the Company to hold the inventory at the Company’s warehouse and the ordered goods are segregated in the Company’s warehouse from other inventory and cannot be used to fulfill other customer orders. In these situations, revenue is only recognized when persuasive evidence of the sales arrangement exists, the goods are completed and ready for shipment, pricing is fixed or determinable, collection is reasonably assured, and title and risk of loss have passed to the customer.

Warranty provision

Provisions for estimated expenses relating to product warranties are made at the time the products are sold using historical experience. Generally, this warranty is limited to workmanship and the Company’s liability is capped at the price of the product. The provisions will be adjusted when experience indicates an expected settlement will differ from initial estimates.

Warranty cost allowances of $1.0 million, $0.1 million and $0.03 million were recognized in the consolidated statements of operations and comprehensive income for the years ended June 30, 2017, June 24, 2016 and June 26, 2015, respectively.

Shipping and handling costs

The Company records costs related to shipping and handling in cost of revenues for all periods presented.

Share-based compensation

Share-based compensation is recognized in the consolidated financial statements based on grant-date fair value. The value of the portion of the award that is ultimately expected to vest is recognized as expense ratably over the requisite service period. The Company estimates the fair value of share option awards utilizing the Black-Scholes-Merton option-pricing model (“BSM”), net of estimated forfeitures. For restricted share units and performance share units, the fair values are based on the market value of our ordinary shares on the date of grant.

Employee contribution plan

The Company operates a defined contribution plan, known as a provident fund, in its subsidiaries in Thailand and the United Kingdom. The assets of these plans are in separate trustee-administered funds. The provident fund is funded by matching payments from employees and by the subsidiaries on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company sponsors the Fabrinet U.S. 401(k) Retirement Plan (the “401(k) Plan”), a Defined Contribution Plan under ERISA, at its subsidiaries in the United States, which provides retirement benefits for its eligible employees through tax deferred salary deductions.

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

Fabrinet’s subsidiaries are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which they operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. The Company recognizes liabilities based on its estimate of whether, and the extent to which, additional tax liabilities are more-likely-than-not. If the Company ultimately determines that the payment of such a liability is not probable, then it reverses the liability and recognizes a tax benefit during the period in which the determination is made that the liability is no longer probable. The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that the Company makes certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on the Company’s tax provision in a future period.

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

The Company recognizes a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” (i.e., a likelihood greater than 50 percent) to be sustained upon examination by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The accounting interpretation also provides guidance on measurement methodology, derecognition thresholds, financial statement classification and disclosures, recognition of interest and penalties, and accounting for the cumulative-effect adjustment at the date of adoption.

New Accounting Pronouncements—not yet adopted by the Company

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This amendment modified the concept of impairment assessment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Public companies that are SEC filers should adopt the amendment for its annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force (“EITF”) Meetings.” The amendment provides guidance to the Company in relation to the disclosure of the impact that ASU 2014-09, ASU 2016-02 and ASU 2016-13 will have on the Company’s financial statements when adopted. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606), issued as a new Topic, Accounting Standards Codification.” The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for public companies, as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application of this guidance is permitted, but not before the original date of December 15, 2016, which can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. Subsequently, in March 2016 and April 2016, the FASB issued ASU 2016-08 and ASU 2016-10, respectively, to clarify the implementation guidance on principle versus agent considerations and address the potential diversity in practice at initial application and cost; and the complexity of applying Topic 606, both at transition and on an ongoing basis related to identification of performance obligations and licensing arrangements; and ASU 2016-12 and ASU 2016-20, in May 2016 and December 2016, respectively, to improve in certain aspects of Topic 606, with the same effective date as ASU 2015-14. The Company is continuing to assess the impact of adopting this new guidance on its consolidated financial statements, including whether the effect will be material. The Company has not decided on the method of adoption. Additionally, as the Company continues to assess the new standard along with industry trends and additional interpretive guidance, the Company may adjust its implementation plan accordingly. The process is still ongoing and the Company expects to make significant progress in the coming quarters.

New Accounting Pronouncements—adopted by the Company

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. The Company has early adopted this update in the second quarter of fiscal year 2017 on a retrospective basis but there was no impact to the presentation of the comparative period in the consolidated financial statements.

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

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” which require an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The Company adopted this update in the first quarter of fiscal year 2017 and applied it on a prospective basis. See Footnote 9—Business acquisition, for further disclosure on measurement period adjustments recorded in the year ended June 30, 2017.

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

The Company adopted this update in the first quarter of fiscal year 2017 with no impact to the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. Debt disclosures will include the face amount of the debt liability and the effective interest rate. The update requires retrospective application and represents a change in accounting principle. Additionally, in August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” to amend ASU 2015-03. The Company adopted this amendment retrospectively in the first quarter of fiscal year 2017. As of June 30, 2017 and June 24, 2016, debt issuance costs of $0.3 million and $0.6 million, respectively, related to a recognized debt liability are presented in the balance sheet as a direct reduction of the carrying amount of the related debts.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU No. 2015-02 amended the process that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. In the first quarter of fiscal year 2017, the Company adopted this update with no impact to the consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The objective of this amendment is to reduce the complexity in accounting standards by eliminating the concept of extraordinary items from U.S. GAAP. To meet for extraordinary classification the underlying event or transaction should (a) possess a high degree of abnormality and be of a type clearly unrelated to, or only incidentally related to, the ordinary and typical activities of the entity and (b) not reasonably be expected to recur in the foreseeable future. In the first quarter of fiscal year 2017, the Company adopted this update with no impact to the consolidated financial statements.

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

Income of the Company exempted from corporate income tax in the Cayman Islands amounted to $64.2 million, $41.0 million and $27.0 million in the years ended June 30, 2017, June 24, 2016 and June 26, 2015, respectively.

Thailand

Fabrinet Thailand is where the majority of the Company’s operations and production takes place. The Company was not subject to tax for the period from July 2010 through June 2015 on income generated from the manufacture of products at Pinehurst Building 5, and is not subject to tax from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6. Such preferential tax treatment is contingent on, among other things, the export of the Company’s customers’ products out of Thailand and the Company’s agreement not to move its manufacturing facilities out of its current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted i.e., at least until June 2020. Additionally, in March 2016, the Thailand Revenue Department announced the permanent decrease of corporate income tax rates to 20% for tax periods beginning on or after January 1, 2016. As a result, corporate income tax rates for Fabrinet Thailand remain at 20% from fiscal year 2017 onwards.

People’s Republic of China

The corporate income tax rate for Casix is 25%.

The Company’s income tax expense consisted of the following:

	Years Ended
(amount in thousands)	June 30, 2017	June 24, 2016	June 26, 2015
Current	$6,299	$5,413	$4,191
Deferred	443	922	(207)

Total income tax expense	$6,742	$6,335	$3,984

The reconciliation between the Company’s taxes that would arise by applying the statutory tax rate of the country of the Company’s principal operations, Thailand, to the Company’s effective tax charge is shown below:

	Years Ended
(amount in thousands)	June 30, 2017	June 24, 2016	June 26, 2015
Income before income taxes (1)	$103,857	$68,232	$47,626
Tax expense calculated at a statutory corporate income tax rate of 20%	20,771	13,646	9,525
Effect of income taxes from locations with tax rates different from Thailand	1,469	1,573	1,134
Income not subject to tax (2)	(17,212)	(10,493)	(7,094)
Income tax on unremitted earnings	1,058	741	1,263
Effect of different tax rate in relation to deferred tax utilization (3)	—	894	(221)
Effect of foreign exchange rate adjustment	667	375	(365)
Tax rebate from research and development application	(226)	(145)	(102)
Others	215	(256)	(156)

Corporate income tax expense	$6,742	$6,335	$3,984

(1)	Income before income taxes was mostly generated from domestic income in the Cayman Islands.
(2)

Income not subject to tax relates to income earned in the Cayman Islands and income subject to an investment promotion privilege for Building 5 and Building 6. Income not subject to tax per ordinary share on a diluted basis (in dollars) was $0.18, $0.06 and $0.20 for the years ended June 30, 2017, June 24, 2016 and June 26, 2015, respectively.

(3)	The balances were effect of different tax rate in relation to the rate recognized deferred taxes during the fiscal year and the rate when deferred taxes will be utilized in the following fiscal years.

The Company’s deferred tax assets and deferred tax liabilities, net of valuation allowance, at each balance sheet date are as follows:

	Years Ended
(amount in thousands)	June 30, 2017	June 24, 2016
Deferred tax assets:
Depreciation	$1,674	$1,679
Severance liability	1,127	955
Reserves and allowance	1,046	1,363
Loss carrying forward	496	—
Others	10	—

Total	$4,353	$3,997

	Years Ended
(amount in thousands)	June 30, 2017	June 24, 2016
Deferred tax liabilities:
Temporary differences from intangibles and changes in the fair value of assets acquired	$(944)	$—
Deferred tax from unremitted earnings	(2,485)	(1,687)

Total	(3,429)	(1,687)

Net	$924	$2,310

As of June 30, 2017 and June 24, 2016, the Company recognized deferred tax assets of $6.4 million and $4.9 million, respectively, from tax on net operating loss carrying forward of Fabrinet West. Utilization of the tax net operating losses carrying forward may be subject to substantial limitations according to the subsidiary’s future operation, which may result in the reduced utilization of a portion of the Company’s net operating losses.

Income tax liabilities have not been established for withholding tax and other taxes that would be payable on the unremitted earnings of Fabrinet Thailand. Such amounts of Fabrinet Thailand are permanently reinvested; unremitted earnings for Fabrinet Thailand totaled $97.3 million and $68.8 million as of June 30, 2017 and June 24, 2016, respectively. Unrecognized deferred tax liabilities for such unremitted earnings were $5.2 million and $4.2 million as of June 30, 2017 and June 24, 2016, respectively.

Deferred tax liabilities of $0.8 million and $0.7 million have been established for withholding tax on the unremitted earnings of Casix for the year ended June 30, 2017, which are included in non-current deferred tax liability as of June 30, 2017 and June 24, 2016, respectively.

Uncertain income tax positions

Interest and penalties related to uncertain tax positions are recognized in income tax expense. The Company had approximately $0.6 million and $0.4 million of accrued interest and penalties related to uncertain tax positions on the consolidated balance sheets as of June 30, 2017 and June 24, 2016, respectively. The Company recorded interest and penalties of $0.3 million, $0.2 million and $0.1 million for the years ended June 30, 2017, June 24, 2016 and June 26, 2015, respectively, in the consolidated statements of operations and comprehensive income. With regard to the Thailand jurisdiction, tax years 2012 through 2016 remain open to examination by the local authorities.

The following table indicates the changes to the Company’s uncertain income tax positions for the years ended June 30, 2017, June 24, 2016 and June 26, 2015 included in other non-current liabilities.

(amount in thousands)	As of June 30, 2017	As of June 24, 2016	As of June 26, 2015
Beginning balance	$1,420	$1,420	$868
Additions during the year	—	—	552
Reductions for tax positions of prior years	—	—	—

Ending balance	$1,420	$1,420	$1,420

4.	Earnings per ordinary share

Basic earnings per ordinary share is computed by dividing reported net income by the weighted average number of ordinary shares outstanding during each period. Diluted earnings per ordinary share is computed by calculating the effect of potential dilutive ordinary shares outstanding during the year using the treasury stock method. Dilutive ordinary equivalent shares consist of share options, restricted share units and performance share units. The earnings per ordinary share was calculated as follows:

	Years Ended
(amount in thousands except per share amounts)	June 30, 2017	June 24, 2016	June 26, 2015
Net income attributable to shareholders	$97,115	$61,897	$43,642

Weighted-average number of ordinary shares outstanding (thousands of shares)	36,927	35,857	35,354
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units and performance share units (thousands of shares)	925	1,015	630

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,852	36,872	35,984

Basic earnings per ordinary share	$2.63	$1.73	$1.23
Diluted earnings per ordinary share	$2.57	$1.68	$1.21
Outstanding share options excluded in the computation of diluted earnings per ordinary share (1)	—	—	39,544

(1)

These share options were not included in the computation of diluted earnings per ordinary share because the exercise price of the options was greater than the average market price of the underlying shares.

5.	Cash, cash equivalents and marketable securities

The Company’s cash, cash equivalents, and marketable securities can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized (Loss)/Gain	Cash and Cash Equivalents	Marketable Securities
As of June 30, 2017
Cash	$131,240	$—	$131,240	$—
Cash equivalents	2,585	—	2,585	—
Corporate bonds and commercial papers	98,247	27	—	98,274
U.S. agency and U.S. treasury securities	50,768	(102)	—	50,666
Sovereign and municipal securities	2,507	3	—	2,510

Total	$285,347	$(72)	$133,825	$151,450

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain	Cash and Cash Equivalents	Marketable Securities
As of June 24, 2016
Cash	$136,754	$—	$136,754	$—
Cash equivalents	6,050	—	6,050	—
Corporate bonds and commercial papers	112,128	394	—	112,522
U.S. agency and U.S. treasury securities	28,028	2	—	28,030
Sovereign and municipal securities	1,154	3	—	1,157

Total	$284,114	$399	$142,804	$141,709

The cash equivalents include short-term bank deposits, investments in money market funds, and marketable securities with maturities of three months or less at the date of purchase. The effective interest rate on short term bank deposits was 0.6% and 0.7% per annum for the years ended June 30, 2017 and June 24, 2016, respectively.

As of June 30, 2017 and June 24, 2016, 66% of our cash and cash equivalents were held by the Parent Company.

The following table summarizes the cost and estimated fair value of marketable securities classified as available-for-sale securities based on stated effective maturities as of June 30, 2017:

(amount in thousands)	Carrying Cost	Fair Value
Due within one year	$14,369	$14,363
Due between one to three years	133,634	133,574
Due after three years	3,519	3,513

Total	$151,522	$151,450

During the year ended June 30, 2017, the net realized loss from changes in fair value of marketable securities recognized by the Company was $0.8 million.

As of June 30, 2017 and June 24, 2016, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the years ended June 30, 2017 and June 24, 2016.

As of June 30, 2017 and June 24, 2016, cash, cash equivalents, and marketable securities included bank deposits of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement and comply with covenants. Under the terms and conditions of the Facility Agreement, the Company shall maintain cash, cash equivalents and/or marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits, and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. As discussed in Note 13, the Company must comply with this covenant from and after the effective date of the Facility Agreement.

6.	Fair Value

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 30, 2017
Assets
Cash equivalents	$—	$2,585		$—	$2,585
Corporate bonds and commercial papers	—	98,274		—	98,274
U.S. agency and U.S. treasury securities	—	50,666		—	50,666
Sovereign and municipal securities	—	2,510		—	2,510
Derivative assets	—	15	(1)	—	15

Total	$—	$154,050		$—	$154,050

Liabilities
Derivative liabilities	$—	$—		$—	$—

Total	$—	$—		$—	$—

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 24, 2016
Assets
Cash equivalents	$—	$6,050		$—	$6,050
Corporate bonds and commercial papers	—	112,522		—	112,522
U.S. agency and U.S. treasury securities	—	28,030		—	28,030
Sovereign and municipal securities	—	1,157		—	1,157
Derivative assets	—	158	(2)	—	158

Total	$—	$147,917		$—	$147,917

Liabilities
Derivative liabilities	$—	$1,754	(3)	$—	$1,754

Total	$—	$1,754		$—	$1,754

(1)	Foreign currency forward contract with notional amount of $1.0 million and Canadian dollars 0.6 million.
(2)	Foreign currency forward contract with notional amount of $7.0 million.
(3)	Foreign currency forward contract with notional amount of $77.5 million and Canadian dollars 0.6 million.

Derivative Financial Instruments

As a result of foreign currency rate fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency denominated assets and liabilities change. The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency denominated assets and liabilities and other foreign currency transactions. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard. As of June 30, 2017, the Company recognized the fair value of foreign currency forward contracts of $0.02 million as derivative assets in the consolidated balance sheets under other current assets. As of June 24, 2016, the Company recognized the fair value of foreign currency forward contracts of $0.2 million as derivative assets and

$1.7 million as derivative liabilities in the consolidated balance sheets under other current assets and accrued expenses, respectively.

As of June 30, 2017, the Company had no foreign currency forward contracts designated as cash flow hedges. During the year ended June 30, 2017, the Company discontinued cash flow hedges and recognized a gain from unwinding foreign currency forward contracts of $0.3 million as foreign exchange gain, net in the consolidated statements of operations and comprehensive income.

As of June 24, 2016, the Company hedged forecasted foreign currency transactions related to the construction costs of a new manufacturing building at the Company’s Chonburi Campus with certain forward contracts, designated as cash flow hedges. The Company had two outstanding forward contracts with notional amount of $7.0 million, which mature during August 2016 and September 2016. The Company included unrealized gain of $0.2 million from changes in fair value of these foreign currency forward contracts, designated as hedging instrument in AOCI in the consolidated balance sheets. As of June 24, 2016, gain of $0.01 million in AOCI is expected to be reclassified as earning within the next 12 months. During the year ended June 24, 2016, there was no ineffective portion or discontinued cash flow hedges recognized in the consolidated statements of operations and comprehensive income.

As of June 30, 2017, the Company had 2 outstanding foreign currency forward contracts with notional amount of $1.0 million and Canadian dollars 0.6 million, with maturity dates from July through September 2017. These foreign currency forward contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollars. During the year ended June 30, 2017, the Company included unrealized gain of $0.02 million from changes in fair value of foreign currency contracts in the consolidated statements of operations and comprehensive income.

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

7.	Trade accounts receivable, net

(amount in thousands)	As of June 30, 2017	As of June 24, 2016
Trade accounts receivable	$264,389	$196,178
Less: Allowance for doubtful account	(40)	(33)

Trade accounts receivable, net	$264,349	$196,145

As of June 30, 2017, trade accounts receivable of $3.0 million were secured to short-term loans from bank (see Note 13).

8.	Inventory

(amount in thousands)	As of June 30, 2017	As of June 24, 2016
Raw materials	$88,640	$58,199
Work in progress	105,732	94,762
Finished goods	33,998	21,593
Goods in transit	13,025	9,381

	241,395	183,935
Less: Inventory obsolescence	(2,730)	(2,436)

Inventory, net	$238,665	$181,499

9.	Business acquisition

On September 14, 2016, the Company acquired 100% shareholding in Exception EMS for cash consideration of approximately $13.0 million, net of $0.5 million cash acquired. Exception EMS provides contract electronics manufacturing services to the global electronics industry with innovative solutions, adding value to the design, manufacture and testing of printed circuit board assemblies. Pursuant to the acquisition agreement, the Company has placed $3.3 million of cash, net of foreign currency translation adjustment, for deferred consideration in an escrow account which is under the Company’s control. However, the Company has contractually agreed to remit this deferred consideration to the sellers of Exception EMS, subject to the resolution of claims that the Company may make against the funds with respect to indemnification and other claims within 24 months from the closing date of the transaction.

The Company has accounted for this acquisition under the provisions of business combinations accounting, in accordance with Accounting Standards Codification Topic 805—Business Combinations. Accordingly, the estimated fair value of the acquisition consideration was allocated to the assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. The Company has made certain estimates and assumptions in determining the allocation of the acquisition consideration.

The allocation of consideration to the individual net assets acquired was finalized in the fourth quarter of fiscal year 2017. As the functional currency of Exception EMS is pound sterling (“GBP”), for the year ended June 30, 2017, the Company recognized a $0.3 million loss from foreign currency translation adjustment in its consolidated statements of operations and comprehensive income.

During the year ended June 30, 2017, the Company recorded a measurement period adjustment to recognized deferred tax liabilities of $1.2 million related to taxable temporary differences from intangibles and changes in the fair value of assets acquired. Therefore, goodwill which was previously reported at acquisition date of $2.7 million was changed to $3.9 million.

The Company’s allocation of the total purchase price for the acquisition is summarized below:

(amount in thousands)	Purchase price allocation
Cash	$474
Accounts receivable	4,064
Inventory	3,490
Other current assets	427
Property, plant and equipment	5,678
Intangibles	4,492
Goodwill	3,883
Other non-current assets	516
Current liabilities	(6,796)
Deferred tax liabilities	(1,148)
Other non-current liabilities	(1,563)

Total fair value of assets acquired and liabilities assumed	$13,517

Total purchase price, net of cash acquired	$13,043

In connection with the Company’s acquisition of Exception EMS, the Company assumed lease agreements for certain machine and equipment, which are accounted for as capital leases. As of June 30, 2017, the Company included approximately $1.9 million of capital lease assets and $1.4 million of capital lease liability in the consolidated balance sheets associated with these acquired lease agreements.

During the year ended June 30, 2017, the Company incurred approximately $1.5 million in transaction costs related to the acquisition, which primarily consisted of legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income.

Pro forma results of operations for the acquisition have not been presented as they were not material to the Company’s results of operations.

Identifiable intangibles

The acquired identifiable intangible assets include customer relationships and backlog. The fair value of the identified intangible assets was determined based on the multi-period excess earnings method, which applied the following key assumptions:

Risk free rate:	30-year UK Government Bond adjusted by spot yield to reflect recent volatility
Long-term revenue growth:	5.0% - 8.0%
Churn rate:	10%
Operating margin:	4.0% - 6.0%

Customer relationships represent the fair value of future projected revenues derived from the estimated sale of products to existing customers of the acquired company. The fair value of $4.4 million will be amortized over an estimated useful life of ten years.

Backlog represents the fair value of sales orders backlog as of the valuation date. The fair value of $0.1 million will be amortized over an estimated useful life of three years.

Goodwill

Goodwill arising from the acquisition is primarily attributable to the ability to expand future products and services and the assembled workforce. Goodwill is not deductible for tax purposes.

10.	Property, plant and equipment, net

The components of property, plant and equipment, net were as follows:

(amount in thousands)	Land and Land Improvements	Building and Building Improvements	Manufacturing Equipment	Office Equipment	Motor Vehicles	Computers	Construction and Machinery Under Installation	Total
As of June 30, 2017
Cost	$39,096	$138,578	$127,085	$7,688	$534	$19,642	$6,058	$338,681
Less: Accumulated depreciation	(2)	(31,881)	(72,130)	(4,163)	(376)	(13,248)	—	(121,800)

Net book value	$39,094	$106,697	$54,955	$3,525	$158	$6,394	$6,058	$216,881

As of June 24, 2016
Cost	$39,048	$95,386	$96,041	$5,826	$443	$15,578	$23,248	$275,570
Less: Accumulated depreciation	—	(25,438)	(56,564)	(3,500)	(366)	(11,292)	—	(97,160)

Net book value	$39,048	$69,948	$39,477	$2,326	$77	$4,286	$23,248	$178,410

During the year ended June 30, 2017, property, plant and equipment, net included $5.0 million in assets acquired from the acquisition of Exception EMS, of which $1.9 million was capital leased assets. During the year ended June 24, 2016, the Company purchased a parcel of land in Chonburi, Thailand, with an aggregate purchase price of approximately $12.4 million, to support the expansion of its production capacity and capabilities in Thailand.

Leased assets included above comprise certain machine and equipment from capital lease agreements assumed from the acquisition of Exception EMS.

(amount in thousands)	As of June 30, 2017
Cost—Capital leases	$2,725
Less: Accumulated depreciation	(856)

Net book value	$1,869

Depreciation expense amounted to $22.5 million, $17.3 million and $12.9 million for the years ended June 30, 2017, June 24, 2016 and June 26, 2015, respectively, and have been allocated between cost of revenues and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

The cost of fully depreciated property, plant and equipment written-off during the years ended June 30, 2017, June 24, 2016 and June 26, 2015 amounted to $5.4 million, $2.0 million and $1.1 million, respectively.

During the years ended June 30, 2017 and June 24, 2016, the Company capitalized $0.5 million and $0.1 million of borrowing costs in construction in progress of its new manufacturing building at Chonburi Campus. The Company stopped capitalizing borrowing costs in the third quarter of fiscal year 2017 upon the completion of this campus.

11.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 30, 2017
Software	$5,944	$(3,850)	$—	$2,094
Customer relationships	4,373	(606)	(88)	3,679
Backlog	119	(51)	(1)	67

Total intangibles	$10,436	$(4,507)	$(89)	$5,840

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 24, 2016
Software	$3,786	$(3,287)	$—	$499
Customer relationships	—	—	—	—
Backlog	—	—	—	—

Total intangibles	$3,786	$(3,287)	$—	$499

In connection with the acquisition of Exception EMS, the Company recorded $4.4 million of customer relationships and $0.1 million of backlog. As of June 30, 2017, the weighted-average remaining life of customer relationships and backlog was 6.9 years and 1.6 years, respectively.

The Company recorded amortization expense relating to intangibles of $1.2 million, $0.1 million and $0.1 million for the years ended June 30, 2017, June 24, 2016 and June 26, 2015, respectively.

As of June 30, 2017, the estimated future amortization of intangible assets during each fiscal year was as follows:

(amount in thousand)
2018	$1,482
2019	1,339
2020	934
2021	787
2022	527
Thereafter	771

Total	$5,840

12.	Goodwill

As of June 30, 2017, the Company recorded $3.8 million of goodwill, in connection with the acquisition of Exception EMS, in the consolidated balance sheets.

The	changes in the carrying amount of goodwill were as follows:

(amount in thousands)	Goodwill
Balance as of June 24, 2016	$—
Addition in connection with business acquisition	3,883
Foreign currency translation adjustment	(77)

Balance as of June 30, 2017	$3,806

Goodwill is not deductible for tax purposes. Goodwill is reviewed annually for impairment or more frequently whenever changes or circumstances indicate the carrying amount of goodwill may not be recoverable. As of June 30, 2017, the Company performed the annual impairment test for goodwill, which indicated there was no goodwill impairment.

13. Borrowings

The Company’s total borrowings, including revolving and long-term borrowings, consisted of the following (dollars in thousands):

Rate (1)	Conditions	Maturity		As of June 30, 2017	As of June 24, 2016
Short-term borrowing:
Revolving borrowing:
LIBOR + 1.75% per annum	Repayable in 1 to 6 months	July 2017	(2)	$34,000	$6,500
Short-term loans from bank:
Bank of England base rate +1.85%	Repayable based on credit terms of secured accounts receivable			1,003	—
Current portion of long-term borrowing				13,600	18,100

				48,603	24,600
Less: Unamortized debt issuance costs				(201)	(293)

				$48,402	$24,307

Long-term borrowing:
LIBOR + 2.80% per annum	Repayable in quarterly installments	March 2017		$—	$4,500
Term loan borrowing:
LIBOR + 1.75% per annum	Repayable in quarterly installments	May 2019		36,400	$50,000

				36,400	54,500
Less: Current portion				(13,600)	(18,100)
Unamortized debt issuance costs				(99)	(300)

Non-current portion				$22,701	$36,100

(1)	LIBOR is London Interbank Offered Rate.
(2)	In June 2017, the maturity date of this revolving borrowing was extended to mature in July 2017.

The movements of long-term loans were as follows for the years ended June 30, 2017 and June 24, 2016:

	Years ended
(amount in thousands)	June 30, 2017	June 24, 2016
Opening net book amount	$54,500	$10,500
Additional loan during the period	—	50,000
Repayment during the period	(18,100)	(6,000)

Closing net book amount	$36,400	$54,500

As of June 30, 2017, the future maturities of long-term debt during each fiscal year were as follows:

(amount in thousand)
2018	$13,600
2019	22,800

Total	$36,400

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

On February 26, 2015, the Company entered into the Second Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from May 21, 2015 to July 31, 2015. It also allows the Company, upon the satisfaction of certain conditions, to designate from time to time one or more of its subsidiaries as borrowers under the Facility Agreement. On July 31, 2015, the Company entered into the Third Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from July 31, 2015 to July 31, 2016. The Company fully drew down the term loan facility of $50.0 million in fiscal year 2016. As of June 30, 2017, $34.0 million of revolving borrowing and $36.4 million of term loan borrowing was outstanding under the Facility Agreement, resulting in available credit facilities of $116.0 million. Borrowings under the revolving credit facility are classified as current liabilities in the audited consolidated balance sheet as the Company has the periodic option to renew or pay, all or a portion of, the outstanding balance at the end of the maturity date, which is in the range of one to six months, without premium or penalty, upon notice to the administrative agent. Subsequent to the balance sheet date, the Company sent a notice to the bank to renew the maturity date of this revolving borrowing. The bank approved the notice and extended the maturity to July 2017.

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

Fabrinet’s obligations under the Facility Agreement are guaranteed by certain of its existing and future direct material subsidiaries. In addition, the Facility Agreement is secured by Fabrinet’s present and future accounts receivable, deposit accounts and cash, and a pledge of the capital stock of certain of Fabrinet’s direct subsidiaries. Fabrinet is required to maintain at least $40.0 million of cash, cash equivalents, and marketable securities at financial institutions located in the United States. Further, Fabrinet is required to maintain any of its deposits accounts or securities accounts with balances in excess of $10.0 million in a jurisdiction where a control agreement, or the equivalent under the local law, can be effected. The Facility Agreement contains customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (i) a minimum tangible net worth of not less than $200.0 million plus 50% of quarterly net income, exclusive of quarterly losses; (ii) a minimum debt service coverage ratio of not less than 1.50:1.00; (iii) a maximum senior leverage ratio of not more than 2.50:1.00; and (iv) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of June 30, 2017, the Company was in compliance with all covenants under the Facility Agreement.

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

Short-term borrowings from bank

In connection with the acquisition of Exception EMS, the Company assumed a secured borrowing agreement that is secured by trade accounts receivable of Exception EMS. As of June 30, 2017, the carrying amount of trade accounts receivable secured to the loans was $3.0 million. The secured borrowing agreement contains certain covenants that Exception EMS is required to comply with: (1) the value of credit notes may not exceed 4% of the value of assigned debts measured on a monthly basis, and (2) rolling cash flow must be provided to the financial institution along with monthly management information. As of June 30, 2017, the subsidiary was in compliance with all covenants under the secured borrowing agreement.

As of June 30, 2017, the Company drew down $1.0 million from this facility, which is recorded as short-term loans in the consolidated balance sheets. The agreement bears interest for discount charge at 1.85% per annum above Bank of England base rate.

Undrawn available credit facilities classified by available period of future borrowing as of June 30, 2017 and June 24, 2016 were as follows:

(amount in thousands)	June 30, 2017	June 24, 2016
Short-term	$1,965	$1,414
Long-term	$116,000	$143,500

14.	Severance liabilities

The following table provides the information of the severance liabilities:

(amount in thousands)	As of June 30, 2017	As of June 24, 2016
Balance, beginning of the fiscal year	$6,684	$5,477
Charged to selling, general and administrative expenses in the consolidated statements of operations and comprehensive income	1,804	1,207

Balance, end of the fiscal year	$8,488	$6,684

The amount recognized in the consolidated balance sheets under non-current liabilities was determined as follows:

(amount in thousands)	As of June 30, 2017	As of June 24, 2016
Present value of defined benefit obligation	$8,488	$6,684

Total	$8,488	$6,684

The amount recognized in the consolidated statements of operations and comprehensive income was as follows:

	Years Ended
(amount in thousands)	June 30, 2017	June 24, 2016	June 26, 2015
Current service cost	$1,451	$842	$360
Interest cost	213	203	203
Benefit paid	—	(11)	(10)
Actuarial loss on obligation	140	173	471

Total	$1,804	$1,207	$1,024

The principal actuarial assumptions used were as follows:

	Years Ended
	June 30, 2017	June 24, 2016	June 26, 2015
Discount rate	1.93% - 3.6%	2.0% - 3.2%	4.0%
Future salary increases	3.5% - 10.0%	4.1% - 10.0%	4.2%

15.	Share-based compensation

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

The effect of recording share-based compensation expense for the years ended June 30, 2017, June 24, 2016 and June 26, 2015 was as follows:

	Years Ended
(amount in thousands)	June 30, 2017	June 24, 2016	June 26, 2015
Share-based compensation expense by type of award:
Share options	$—	$16	$226
Restricted share units	22,412	9,911	7,801
Performance share units	4,095	—	—

Total share-based compensation expense	26,507	9,927	8,027
Tax effect on share-based compensation expense	—	—	—

Net effect on share-based compensation expense	$26,507	$9,927	$8,027

Share-based compensation expense was recorded in the consolidated statements of operations and comprehensive income as follows:

	Years Ended
(amount in thousands)	June 30, 2017	June 24, 2016	June 26, 2015
Cost of revenue	$5,318	$1,979	$1,450
Selling, general and administrative expense	21,189	7,948	6,577

Total share-based compensation expense	$26,507	$9,927	$8,027

The Company did not capitalize any share-based compensation expense as part of any asset costs during the years ended June 30, 2017, June 24, 2016 and June 26, 2015.

Share-based award activity

Share options have been granted to directors and employees. As of June 30, 2017, there were no share options outstanding under Fabrinet’s Amended and Restated 1999 Share Option Plan (“1999 Plan”). Additional option grants may not be made under the 1999 Plan.

As of June 30, 2017, there were an aggregate of 96,688 share options outstanding, 1,058,605 restricted share units outstanding and 227,268 performance share units outstanding under Fabrinet’s 2010 Performance Incentive Plan (“2010 Plan”). As of June 30, 2017, there were 1,111,573 ordinary shares available for future grant under Fabrinet’s 2010 Performance Incentive Plan (“2010 Plan”). The 1999 Plan and 2010 Plan are collectively referred to as the “Share Option Plans”.

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

The following table summarizes share options activity:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 27, 2014	865,890	666,305	$16.27
Granted	—		—	—
Exercised	(56,968)		$14.67
Forfeited	(8,347)		$15.90
Expired	(8,556)		$21.44

Balance as of June 26, 2015	792,019	758,451	$16.33
Granted	—		—	—
Exercised	(325,530)		$16.83
Forfeited	(755)		$17.10
Expired	(1,400)		$23.62

Balance as of June 24, 2016	464,334	464,334	$15.95
Granted	—		—	—
Exercised	(367,641)		$16.02
Forfeited	—		—
Expired	(5)		$5.75

Balance as of June 30, 2017	96,688	96,688	$15.70

Expected to vest as of June 30, 2017	96,688		$15.70

The fair value of each share option grant was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and management estimate to determine.

The total fair value of share options vested during the years ended June 30, 2017, June 24, 2016 and June 26, 2015 was nil, $0.2 million and $1.1 million, respectively. The total intrinsic value of options exercised during the years ended June 30, 2017 June 24, 2016 and June 26, 2015 was $8.9 million, $3.6 million and $0.2 million, respectively. In conjunction with these exercises, there was no tax benefit realized by the Company due to the fact that it is exempted from income tax. The amount of cash received from the exercise of share options was $5.9 million during the year ended June 30, 2017.

Valuation Method—The Company estimated the fair value of the Company’s ordinary shares to be used in the BSM by taking into consideration a number of assumptions, as discussed below.

Expected Dividend—The Company used zero as an annualized dividend yield since it did not anticipate paying any cash dividends in the near future.

Expected Volatility – The Company determined the expected volatility based on the Company’s historical volatility over the last four years.

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

The following table summarizes information for share options outstanding as of June 30, 2017 under the Share Option Plans:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (amount in thousands)
	25,238	$14.12	1.36
	30,000	$15.05	0.35
	6,100	$15.16	1.13
	28,300	$16.83	0.29
	5,550	$18.60	1.67
	1,500	$25.50	0.54

Options outstanding	96,688		0.72	$2,607

Options exercisable	96,688		0.72	$2,607

Expected to vest as of June 30, 2017	96,688		0.72	$2,607

As of June 30, 2017, there was no unrecognized compensation cost under the Share Option Plans.

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

The Company has entered into an employment agreement, as amended on August 12, 2016, with one executive of the Company that provided for accelerated vesting of equity awards under certain circumstances. Pursuant to such agreement, because the executive’s employment with the Company continued through February 20, 2017, (1) all outstanding equity awards granted to the executive prior to August 2016 became 100% vested on February 20, 2017 and (2) certain restricted share units granted to the executive in August 2016 became 100% vested on February 20, 2017.

The following table summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 27, 2014	762,295	$14.23
Granted	666,582	$17.53
Issued	(247,593)	$14.44
Forfeited	(40,357)	$16.68

Balance as of June 26, 2015	1,140,927	$16.03
Granted	654,589	$21.15
Issued	(507,621)	$15.60
Forfeited	(106,493)	$18.34

Balance as of June 24, 2016	1,181,402	$18.34
Granted	861,356	$38.95
Issued	(853,535)	$21.16
Forfeited	(130,618)	$29.31

Balance as of June 30, 2017	1,058,605	$31.59

Expected to vest as of June 30, 2017	1,024,706	$31.56

The following summarizes performance share unit activity under the 2010 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2016	—	—
Granted	234,678	$40.48
Issued	—	—
Forfeited	(7,410)	—

Balance as of June 30, 2017	227,268	$40.48

Expected to vest as of June 30, 2017	227,268

The fair value of restricted share units and performance share units are based on the market value of our ordinary shares on the date of grant.

The total fair value of restricted share units and performance share unit vested during the year ended June 30, 2017, June 24, 2016 and June 26, 2015 was $18.1 million, $7.9 million and $3.6 million, respectively. The aggregate intrinsic value of restricted share units outstanding as of June 30, 2017 was $45.2 million.

As of June 30, 2017, there was $16.1 million and $5.1 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the 2010 Plan that is expected to be recorded over a weighted-average period of 2.46 years and 1.13 years, respectively.

For the years ended June 30, 2017 and June 24, 2016, the Company withheld an aggregate of 37,126 shares and 114,359 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For fiscal year 2017 and fiscal year 2016, the Company then remitted cash of $1.4 million and $2.5 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

16.	Employee benefit plans

Employee contribution plan

The Company operates a defined contribution plan, known as a provident fund, in its subsidiaries in Thailand and the United Kingdom. The assets of these plans are in separate trustee-administered funds. The provident fund is funded by matching payments from employees and by the subsidiaries on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company’s contributions to the provident fund amounted to $3.6 million, $2.8 million and $2.3 million during the years ended June 30, 2017, June 24, 2016 and June 26, 2015, respectively.

The Company sponsors the Fabrinet U.S. 401(k) Retirement Plan (“401(k) Plan”), a Defined Contribution Plan under ERISA, at its subsidiaries in the United States which provides retirement benefits for eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 80% of their annual compensation, subject to annual contributions limits established by the Internal Revenue Service. The Company provides for a 100% match of employees’ contributions to the 401(k) Plan up to the first 6% of annual compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $0.6 million, $0.5 million and $0.3 million during the years ended June 30, 2017, June 24, 2016 and June 26, 2015, respectively.

Executive incentive plan and employee performance bonuses

For the year ended June 30, 2017, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and gross margin targets. For the years ended June 24, 2016 and June 26, 2015, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP earnings per share targets as well as qualitative objectives, based on achieving individual performance goals for the applicable fiscal year. During the years ended June 30, 2017, June 24, 2016 and June 26, 2015, discretionary merit-based bonus awards were also available to Fabrinet’s non-executive employees.

Bonus distributions to employees were $7.6 million, $7.5 million and $6.0 million for the years ended June 30, 2017, June 24, 2016 and June 26, 2015, respectively.

17.	Shareholders’ equity

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the year ended June 30, 2017, Fabrinet issued 367,641 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $16.02 per share, and 816,409 ordinary shares upon the vesting of restricted share units, net of shares withheld.

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

All such issued shares are fully paid.

18.	Accumulated other comprehensive income (loss)

The changes in AOCI by component for the years ended June 30, 2017 and June 24, 2016 were as follows:

(amount in thousands)	Unrealized net (Losses)/Gains on Marketable Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Total
Balance as of June 26, 2015	$(44)	$—	$—	$(44)
Other comprehensive income before reclassification	637	(298)	—	339
Amounts reclassified from AOCI	(194)	490	—	296
Tax effects	—	—	—	—

Other comprehensive income	399	192	—	591

Balance as of June 24, 2016	399	192	—	591
Other comprehensive income before reclassification	351	—	(310)	41
Amounts reclassified from AOCI	(822)	(158)	—	(980)
Tax effects	—	—	—	—

Other comprehensive income	(471)	(158)	(310)	(939)

Balance as of June 30, 2017	$(72)	$34	$(310)	$(348)

The following table presents the pre-tax amounts reclassified from AOCI into the consolidated statements of operations and comprehensive income for the years ended June 30, 2017 and June 24, 2016, respectively (amounts in thousands).

		Years ended
AOCI components	Financial statements line item	June 30, 2017	June 24, 2016
Unrealized losses on marketable securities	Interest income	$(822)	$(194)
Unrealized gains on derivative instruments	Cost of revenues	—	471
	Selling, general and administrative expenses	(158)	19

Total amounts reclassified from AOCI		$(980)	$296

19.	Commitments and contingencies

Bank guarantees

As of June 30, 2017 and June 24, 2016, there were outstanding bank guarantees given by a bank on behalf of our subsidiary in Thailand for electricity usage and other normal business amounting to $1.5 and $0.8 million, respectively.

Operating lease commitments

The Company leases a portion of its capital equipment, vehicle, and certain land and buildings for its facilities in Thailand, Cayman Islands, China, the United States and the United Kingdom under operating lease arrangements that expire in various years through 2023. Rental expense under these operating leases amounted to $1.7 million, $1.2 million and $1.1 million for the years ended June 30, 2017, June 24, 2016 and June 26, 2015, respectively.

As of June 30, 2017, the future minimum lease payments due under non-cancelable operating leases during each fiscal year were as follows:

(amount in thousands)
2018	$1,744
2019	1,162
2020	946
2021	540
2022	416
Thereafter	520

Total future minimum operating lease payments	$5,328

Capital lease commitments

In connection with the acquisition of Exception EMS, the Company assumed the capital lease commitments of several machines and equipment, with various expiration dates until September 2020. The equipment can be purchased at the determined prices upon expiration of such contracts.

As of June 30, 2017, the future minimum lease payments under non-cancelable capital leases during each fiscal year were as follows:

(amount in thousands)
2018	$466
2019	479
2020	422
2021	105

Total	1,472
Less: Future finance charge on capital leases	(104)

Present value of capital lease	$1,368

Representing capital lease liabilities

Current	$344
Non-current	1,024

Total capital lease liabilities	$1,368

As of June 30, 2017, the present value of capital lease during each fiscal year were as follows:

(amount in thousands)
2018	$344
2019	510
2020	409
2021	105

Total future minimum capital lease payments	$1,368

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

As of June 30, 2017, the Company had an outstanding commitment to third parties of $10.6 million, of which $4.5 million was from the commitment to purchase land in Chonburi, Thailand.

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

20.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of June 30, 2017, June 24, 2016 and June 26, 2015, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customer. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Years Ended
(amount in thousands)	June 30, 2017	June 24, 2016	June 26, 2015
North America	$661,267	$525,161	$370,836
Asia-Pacific	539,317	351,033	309,941
Europe	219,906	100,553	92,810

Total	$1,420,490	$976,747	$773,587

As of June 30, 2017 and June 24, 2016, the Company had approximately $34.9 million and $34.7 million, respectively, of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

The following table presents revenues by end market:

	Years Ended
(amount in thousands)	June 30, 2017	June 24, 2016	June 26, 2015
Optical communications	$1,108,637	$727,580	$553,245
Lasers, sensors, and other	311,853	249,167	220,342

Total	$1,420,490	$976,747	$773,587

Significant customers

Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Years Ended
	June 30, 2017		June 24, 2016		June 26, 2015
Lumentum Operations LLC	17%		20%		20%
Oclaro, Inc.	*	(1)	*	(1)	10%

(1)	Less than 10% of total revenue.

Accounts receivable from individual customers representing 10% or more of accounts receivable as of June 30, 2017 and June 24, 2016, respectively, were as follows:

	As of June 30, 2017	As of June 24, 2016
Lumentum Operations LLC	15%	18%
NeoPhotonics Corporation	12%	*	(1)
Acacia Communications Inc.	10%	*	(1)
Valeo	* (1)	11%

(1)	Less than 10% of total accounts receivable.

21.	Financial instruments

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

Foreign currency risk

The Company operates internationally and is exposed to foreign exchange risk arising from various currency exposures primarily with respect to the Thai baht, Chinese Renminbi (“RMB”) GBP.

As of June 30, 2017 and June 24, 2016, the Company had outstanding foreign currency assets and liabilities as follows:

	As of June 30, 2017		As of June 24, 2016
(amount in thousands)	Currency	$	Currency	$
Assets
Thai baht	395,123	$11,628	834,536	$23,594
RMB	26,965	3,980	14,835	2,255
GBP	6,896	8,982	—	—

Total		$24,590		$25,849

Liabilities
Thai baht	1,875,338	$55,189	1,517,782	$42,912
RMB	28,451	4,200	24,654	3,748
GBP	5,625	7,326	—	—

Total		$66,715		$46,660

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. The Company manages its exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 30, 2017 and June 24, 2016, there was $1.0 million and $84.5 million in foreign currency forward contracts, respectively, outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of June 30, 2017 and June 24, 2016, there were no derivative contracts denominated in RMB.

The GBP assets primarily represent cash, trade accounts receivable and property, plant and equipment, net. The GBP liabilities primarily represent short-term loans, trade accounts payable and other payables. As of June 30, 2017, there were no derivative contracts denominated in GBP.

For fiscal year 2017 and fiscal year 2016, the Company recorded unrealized loss of $0.02 million and $1.8 million, respectively, related to derivatives that are not designated as hedging instruments in its consolidated statements of operations and comprehensive income.

Interest Rate Risk

The Company’s principal interest bearing assets are time deposits and short-term investments with maturities of three months or less held with high quality financial institutions. The Company’s principal interest bearing liabilities are bank loans which bear interest at floating rates.

22.	Income related to flooding

During the week of August 10, 2015, the Company’s subsidiary in China temporarily suspended production in its manufacturing facility due to flooding caused by Typhoon Soudelor and resumed operations on August 15, 2015. During the year ended June 24, 2016, the Company recognized income related to flooding of $0.04 million, which consisted of a $0.9 million final payment from an insurer against the Company’s claim for flood damage, offset by expenses in relation to flood of $0.86 million, which mainly consisted of $0.6 million of repaired cost of equipment and $0.2 million of inventory losses.

23.	Subsequent event

In August 2017, the Company’s Board of Directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, at such time and such prices as management may decide.

The repurchased shares will be held as treasury stock.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following table sets forth a summary of the Company’s quarterly financial information for each of the four quarters in the fiscal years ended June 30, 2017 and June 24, 2016:

	Three Months Ended
(in thousands, except per share data)	Jun 30, 2017	Mar 31, 2017	Dec 30, 2016	Sep 30, 2016	Jun 24, 2016	Mar 25, 2016	Dec 25, 2015	Sep 25, 2015
Total revenues	$370,454	$366,837	$351,156	$332,043	$276,388	$250,888	$233,038	$216,433

Gross profit	$44,760	$44,046	$43,046	$39,608	$33,842	$31,177	$28,493	$26,011

Net income	$27,401	$21,656	$25,292	$22,766	$19,669	$20,822	$19,803	$1,603

Basic net income per share:
Net income	$0.73	$0.58	$0.69	$0.63	$0.55	$0.58	$0.55	$0.05

Weighted-average shares used in basic net income per share calculations	37,334	37,116	36,848	36,404	36,075	35,964	35,812	35,579

Diluted net income per share:
Net income	$0.72	$0.57	$0.67	$0.61	$0.53	$0.56	$0.54	$0.04

Weighted-average shares used in diluted net income per share calculations	38,118	37,872	37,805	37,330	37,258	37,089	36,826	36,315

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

During the year ended June 30, 2017, we implemented formal controls and procedures over business combination accounting which we applied. There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria described in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of the end of fiscal year 2017, based on the criteria in Internal Control—Integrated Framework (2013) issued by COSO. The effectiveness of our internal control over financial reporting as of June 30, 2017 has been audited by PricewaterhouseCoopers ABAS Ltd., an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “2017 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION.

Information responsive to this item is incorporated herein by reference to our 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information responsive to this item is incorporated herein by reference to our 2017 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information responsive to this item is incorporated herein by reference to our 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information responsive to this item is incorporated herein by reference to our 2017 Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 23, 2017.

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

Signature	Title	Date

/S/ DAVID T. MITCHELL David T. Mitchell	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	August 23, 2017

/S/ TOH-SENG NG Toh-Seng Ng	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 23, 2017

/S/ HOMA BAHRAMI Homa Bahrami	Director	August 23, 2017

/S/ THOMAS F. KELLY Thomas F. Kelly	Director	August 23, 2017

/S/ FRANK H. LEVINSON Frank H. Levinson	Director	August 23, 2017

/S/ ROLLANCE E. OLSON Rollance E. Olson	Director	August 23, 2017

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	3.1	May 3, 2010	333-163258

4.1	Specimen Ordinary Share Certificate	S-1/A	4.1	June 14, 2010	333-163258

10.1.1+	Fabrinet 2010 Performance Incentive Plan, as amended	10-K	10.2.1	October 16, 2014	001-34775

10.1.2+	Form of Share Option Agreement under the Fabrinet 2010 Performance Incentive Plan	10-Q	10.2	February 5, 2013	001-34775

10.1.3+	Form of Restricted Share Agreement under the Fabrinet 2010 Performance Incentive Plan	10-Q	10.3	February 5, 2013	001-34775

10.1.4+	Form of Restricted Share Unit Agreement under the Fabrinet 2010 Performance Incentive Plan	10-Q	10.4	February 5, 2013	001-34775

10.1.5+	Form of Performance Share Unit Agreement under the Fabrinet 2010 Performance Incentive Plan	10-Q	10.5	November 9, 2016	001-34775

10.2.1+	Amended and Restated Employment Agreement, dated May 24, 2015, by and between David T. Mitchell and the registrant	10-K	10.3	August 19, 2013	011-34775

10.2.2+	Letter Agreement, dated August 12, 2016, by and between David T. Mitchell and the registrant	8-K	10.1	August 18, 2016	011-34775

10.3.1+	Amended and Restated Offer Letter, dated February 5, 2015, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	8-K	10.1	February 12, 2015	001-34755

10.3.2+	Letter Agreement, dated August 12, 2016, by and between Dr, Harpal Gill and Fabrinet USA, Inc.	8-K	10.2	August 18, 2016	001-34755

10.4+	Employment Agreement, dated July 1, 2007, by and between Dr. Harpal Gill and Fabrinet Co., Ltd.	S-1	10.5	November 7, 2007	333-147191

10.5+	Description of Fiscal 2016 Executive Incentive Plan	8-K, Item 5.02	N/A	August 19, 2015	001-34755

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.6+	Description of Fiscal 2017 Executive Incentive Plan	8-K, Item 5.02	N/A	August 18, 2016	001-34755

10.7+	Description of Fiscal 2016 Long-Term Equity Plan	8-K, Item 5.02	N/A	August 28, 2015	001-34755

10.8.1+	Offer Letter, dated November 5, 2015, between Hong Hou and Fabrinet USA, Inc.	10-Q	10.1	May 3, 2016	001-34755

10.8.2+	Letter Agreement, dated October 31, 2016, by and between Hong Hou and Fabrinet USA, Inc.	8-K	10.3	August 18, 2016	001-34755

10.9.1+	Amended and Restated Offer Letter, dated February 5, 2015, between the registrant and Toh-Seng Ng	8-K	10.2	February 12, 2015	001-34755

10.9.2+	Letter Agreement, dated August 12, 2016, by and between Toh-Seng Ng and Fabrinet USA, Inc.	8-K	10.3	August 18, 2016	001-34755

10.10+	Form of Indemnification Agreement	S-1/A	10.10	January 28, 2010	333-163258

10.11	Manufacturing Agreement, dated May 29, 2005, by and between the registrant and FBN New Jersey Holdings Corp.	S-1	10.10	November 7, 2007	333-147191

10.12	Manufacturing Agreement, dated January 2, 2000, by and between the registrant and Fabrinet Co., Ltd.	S-1	10.11	November 7, 2007	333-147191

10.13	Administrative Services Agreement, dated January 2, 2000, by and between the registrant and Fabrinet USA, Inc.	S-1	10.12	November 7, 2007	333-147191

10.14	Administrative Services Agreement, dated July 3, 2008, by and between the registrant and Fabrinet Pte. Ltd.	S-1	10.14	November 20, 2009	333-163258

10.15.1	Credit Agreement, dated as of May 22, 2014, by and among Fabrinet, the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative agent.	8-K	10.1	May 22, 2014	001-34775

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.15.2	First Amendment to Credit Agreement, effective as of September 25, 2014, by and among Fabrinet, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent.	10-Q	10.1	November 5, 2014	001-34775

10.15.3	Second Amendment to Credit Agreement, dated as of February 26, 2015, by and among Fabrinet, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent.	8-K	10.1	March 2, 2015	001-34775

10.15.4	Third Amendment to Credit Agreement, dated as of July 31, 2015, by and among Fabrinet, the designated borrowers party thereto, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent.	8-K	10.1	August 5, 2015	001-34775

10.16	Security and Pledge Agreement, dated as of May 22, 2014, by and between Fabrinet and Bank of America, N.A. as administrative agent.	8-K	10.2	May 22, 2014	001-34775

10.17	Lease Agreement, dated July 1, 2013, by and between Donly Corporation and FBN New Jersey Manufacturing, Inc. DBA VitroCom	10-K	10.16	August 16, 2013	001-34775

10.18†	Primary Contract Manufacturing Agreement, dated January 1, 2008, by and between JDS Uniphase Corporation and the registrant	S-1/A	10.27	January 19, 2010	333-163258

10.19	Land Purchase Agreement, dated September 2, 2015, by and among Fabrinet Co., Ltd. and Hemaraj Land and Development Public Company Limited	10-Q	10.4	November 3, 2015	001-34775

10.20	Construction Contract, dated October 30, 2015, by and among Fabrinet Co., Ltd. and Standard Performance Co., Ltd.	10-Q	10.1	February 2, 2016	001-34775

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers ABAS Ltd.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been requested for portions of this exhibit.