Form 10-Q
period 2017-09-29
Fabrinet
filed 2017-11-07
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 3, 2017, the registrant had 37,588,670 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED SEPTEMBER 29, 2017

Page No.
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of September 29, 2017 and June 30, 2017	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended September 29, 2017 and September 30, 2016	4

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 29, 2017 and September 30, 2016	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION	40

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 6. Exhibits	55

Exhibit Index	56

Signature	57

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	September 29, 2017	June 30, 2017
Assets
Current assets
Cash and cash equivalents	$111,631	$133,825
Marketable securities	151,635	151,450
Trade accounts receivable, net	275,418	264,349
Inventory, net	255,104	238,665
Prepaid expenses	7,894	6,306
Other current assets	7,667	4,159

Total current assets	809,349	798,754

Non-current assets
Restricted cash in connection with business acquisition	3,414	3,312
Property, plant and equipment, net	217,985	216,881
Intangibles, net	5,657	5,840
Goodwill	3,923	3,806
Deferred tax assets	2,730	2,905
Deferred debt issuance costs on revolving loan and other non-current assets	1,497	1,577

Total non-current assets	235,206	234,321

Total Assets	$1,044,555	$1,033,075

Liabilities and Shareholders’ Equity
Current liabilities
Bank borrowings, net of unamortized debt issuance costs	$47,421	$48,402
Trade accounts payable	203,685	215,262
Fixed assets payable	4,658	8,141
Capital lease liability, current portion	343	344
Income tax payable	2,469	1,976
Accrued payroll, bonus and related expenses	14,538	13,852
Accrued expenses	14,858	9,227
Other payables	12,042	14,068

Total current liabilities	300,014	311,272

Non-current liabilities
Long-term loan from bank, non-current portion, net of unamortized debt issuance costs	19,338	22,701
Deferred tax liability	1,510	1,981
Capital lease liability, non-current portion	967	1,024
Deferred liability in connection with business acquisition	3,414	3,312
Severance liabilities	9,058	8,488
Other non-current liabilities	2,791	2,723

Total non-current liabilities	37,078	40,229

Total Liabilities	337,092	351,501

Commitments and contingencies (Note 16)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of September 29, 2017 and June 30, 2017)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 37,572,302 shares and 37,340,496 shares issued and outstanding as of September 29, 2017 and June 30, 2017, respectively)	376	373
Additional paid-in capital	137,593	133,293
Accumulated other comprehensive income (loss)	206	(348)
Retained earnings	569,288	548,256

Total Shareholders’ Equity	707,463	681,574

Total Liabilities and Shareholders’ Equity	$1,044,555	$1,033,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
(in thousands of U.S. dollars, except per share amounts)	September 29, 2017	September 30, 2016
Revenues	$357,313	$332,043
Cost of revenues	(316,981)	(292,435)

Gross profit	40,332	39,608
Selling, general and administrative expenses	(15,678)	(15,832)

Operating income	24,654	23,776
Interest income	809	437
Interest expense	(853)	(1,322)
Foreign exchange (loss) gain, net	(1,934)	1,657
Other income	97	143

Income before income taxes	22,773	24,691
Income tax expense	(1,740)	(1,925)

Net income	21,033	22,766

Other comprehensive income, net of tax:
Change in net unrealized gain (loss) on marketable securities	29	(187)
Change in net unrealized loss on derivative instruments	(1)	(158)
Change in foreign currency translation adjustment	526	741

Total other comprehensive income, net of tax	554	396

Net comprehensive income	$21,587	$23,162

Earnings per share
Basic	$0.56	$0.63
Diluted	$0.55	$0.61

Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	37,447	36,404
Diluted	38,163	37,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(in thousands of U.S. dollars)	September 29, 2017	September 30, 2016
Cash flows from operating activities
Net income for the period	$21,033	$22,766
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,419	5,113
Gain on disposal of property, plant and equipment	(131)	(40)
Loss from sales and maturities of available-for-sale securities	353	100
Amortization of investment (premium) discount	(216)	166
Amortization of deferred debt issuance costs	150	908
(Reversal of) allowance for doubtful accounts	(1)	3
Unrealized loss (gain) on exchange rate and fair value of derivative instruments	2,026	(1,913)
Share-based compensation	6,920	5,611
Deferred income tax	(307)	311
Other non-cash expenses	629	453
Reversal of inventory obsolescence	(292)	(62)
Changes in operating assets and liabilities
Trade accounts receivable	(11,122)	(11,876)
Inventory	(16,032)	(21,290)
Other current assets and non-current assets	(7,263)	3,285
Trade accounts payable	(11,323)	3,103
Income tax payable	493	1,035
Other current liabilities and non-current liabilities	4,610	(8,675)

Net cash used in operating activities	(3,054)	(1,002)

Cash flows from investing activities
Purchase of marketable securities	(26,969)	(32,737)
Proceeds from sales of marketable securities	11,730	13,061
Proceeds from maturities of marketable securities	14,947	13,230
Payments in connection with business acquisition, net of cash acquired	—	(9,664)
Purchase of property, plant and equipment	(11,203)	(27,090)
Purchase of intangibles	(702)	(178)
Proceeds from disposal of property, plant and equipment	142	107

Net cash used in investing activities	(12,055)	(43,271)

Cash flows from financing activities
Proceeds from revolving loans	—	13,500
Repayment of short-term loans from bank	(992)	—
Repayment of long-term loans from bank	(3,400)	(4,900)
Repayment of capital lease liability	(95)	—
Proceeds from issuance of ordinary shares under employee share option plans	931	2,708
Withholding tax related to net share settlement of restricted share units	(3,550)	(867)

Net cash (used in) provided by financing activities	(7,106)	10,441

Net decrease in cash, cash equivalents and restricted cash	(22,215)	(33,832)

Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	137,137	142,804
Decrease in cash, cash equivalents and restricted cash	(22,215)	(33,832)
Effect of exchange rate on cash, cash equivalents and restricted cash	123	267

Cash, cash equivalents and restricted cash at end of period	$115,045	$109,239

Non-cash investing and financing activities
Construction, software-related and equipment-related payables	$4,658	$19,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(amount in thousands)	As of September 29, 2017	As of September 30, 2016
Cash and cash equivalents	$111,631	$105,860
Restricted cash in connection with business acquisition (non-current assets)	3,414	3,379

Cash, cash equivalents and restricted cash	$115,045	$109,239

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

The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products, such as optical communication components, modules and sub-systems, industrial lasers, medical devices and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and test. The Company focuses primarily on the production of low-volume, high-mix products. The principal subsidiaries of Fabrinet include Fabrinet Co., Ltd. (“Fabrinet Thailand”), Casix, Inc. (“Casix”), Fabrinet West, Inc. (“Fabrinet West”) and Fabrinet UK Ltd. (“Fabrinet UK”), which was formerly known as “Exception EMS.”

2.	Accounting policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements for Fabrinet as of September 29, 2017 and for the three months ended September 29, 2017 and September 30, 2016 includes normal recurring adjustments, necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 30, 2017.

The balance sheet as of June 30, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 29, 2017 may not be indicative of results for the year ending June 29, 2018 or any future periods.

Where necessary, comparative figures have been reclassified to conform to the current period accounting policies and presentation adopted.

On September 14, 2016, the Company acquired 100% shareholding in Global CEM Solutions, Ltd. and all of its subsidiaries (including Fabrinet UK), a privately-held group located in Wiltshire, United Kingdom . The unaudited condensed consolidated financial statements of the Company include the financial position, results of operations and the cash flows of Fabrinet UK commencing as of the acquisition date. See Note 8 - Business acquisition for further details on the accounting for this transaction.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of total revenues and expenses during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for doubtful accounts, income taxes, inventory obsolescence, goodwill and valuation of intangible assets related to business acquisition, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that estimates or assumptions prove to differ from actual results, adjustments will be made in subsequent periods to reflect more current information.

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended September 29, 2017 and September 30, 2016 consisted of 13 weeks and 14 weeks, respectively. Fiscal year 2018 will be comprised of 52 weeks and will end on June 29, 2018.

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

New Accounting Pronouncements – not yet adopted by the Company

In September 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendment delays the mandatory adoption of Topic 606 and Topic 842 for certain entities, revises the guidance related to performance-based incentive fees in Topic 605 and revises the guidance related to leases in Topic 840 and Topic 842. The revisions to the lease guidance eliminate language specific to certain sale-leaseback arrangements, guarantees of lease residual assets and loans made by lessees to owner-lessors. Also included is an amendment to Topic 842 to retain the guidance in Topic 840 covering the impact of changes in tax rates on investments in leveraged leases. This guidance, which is effective immediately, generally relates to the adoption of Topic 606 and Topic 842. The Company does not expect the amendments will impact its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This ASU is the final version of Proposed Accounting Standards Update 2016-310—Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which has been deleted. In the first quarter of fiscal year 2017, the Company adopted this update with no impact to the unaudited condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This amendment modified the concept of impairment assessment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Public companies that are SEC filers should adopt the amendment for its annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combination (Topic 805): Clarifying the Definition of a Business.” This amendment clarifies the definition of a business to assist entities when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business. For public companies, this ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted for the transactions that occur before the issuance date or effective date of the amendment, only when the transaction has not been reported in financial statements that have been issued or made available for issuance. The Company does not expect that the adoption of this update will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606), issued as a new Topic, Accounting Standards Codification.” The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for public companies, as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application of this guidance is permitted, but not before the original date of December 15, 2016, which can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. Subsequently, in March 2016 and April 2016, the FASB issued ASU 2016-08 and ASU 2016-10, respectively, to clarify the implementation guidance on principle versus agent considerations and address the potential diversity in practice at initial application and cost; and the complexity of applying Topic 606, both at transition and on an ongoing basis related to identification of performance obligations and licensing arrangements; and ASU 2016-12 and ASU 2016-20 in May 2016 and December 2016, respectively, to improve certain aspects of Topic 606, with the same effective date as ASU 2015-14. The Company will adopt this standard during its fiscal year ending June 28, 2019. In the current period, the Company is assessing the contracts with its customers to identify the impact to its consolidated financial statements. The process is still ongoing and the Company expects to make significant progress in the coming quarters.

New Accounting Pronouncements – adopted by the Company

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. The Company has early adopted this update in the second quarter of fiscal year 2017 on a retrospective basis. As of September 30, 2016, restricted cash in connection with business acquisition of $3.3 million was presented in the statement of cash flows as cash, cash equivalents and restricted cash.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment award transactions, including, the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, for public companies. Early adoption is permitted for any entity in any interim or annual period. In the first quarter of fiscal year 2018, the Company adopted this update with no impact to the unaudited condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815, does not, in and of itself, require designation of the hedging relationship, provided that all other hedge accounting criteria continue to be met. This guidance is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. In the first quarter of fiscal year 2018, the Company adopted this update with no impact to the unaudited condensed consolidated financial statements.

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

	Three Months Ended
(amount in thousands except per share amounts)	September 29, 2017	September 30, 2016
Net income attributable to shareholders	$21,033	$22,766

Weighted-average number of ordinary shares outstanding (thousands of shares)	37,447	36,404
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	716	926

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	38,163	37,330

Basic earnings per ordinary share	$0.56	$0.63
Diluted earnings per ordinary share	$0.55	$0.61

As of September 29, 2017 and September 30, 2016, there were no anti-dilutive share options.

4.	Cash, cash equivalents and marketable securities

The Company’s cash, cash equivalents, and marketable securities can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/(Loss)	Cash and Cash Equivalents	Marketable Securities
As of September 29, 2017
Cash	$108,800	$—	$108,800	$—
Cash equivalents	2,831	—	2,831	—
Corporate bonds and commercial papers	109,044	30	—	109,074
U.S. agency and U.S. treasury securities	40,439	(76)	—	40,363
Sovereign and municipal securities	2,195	3	—	2,198

Total	$263,309	$(43)	$111,631	$151,635

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/(Loss)	Cash and Cash Equivalents	Marketable Securities
As of June 30, 2017
Cash	$131,240	$—	$131,240	$—
Cash equivalents	2,585	—	2,585	—
Corporate bonds and commercial papers	98,247	27	—	98,274
U.S. agency and U.S. treasury securities	50,768	(102)	—	50,666
Sovereign and municipal securities	2,507	3	—	2,510

Total	$285,347	$(72)	$133,825	$151,450

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

The following table summarizes the cost and estimated fair value of marketable securities classified as available-for-sale securities based on stated effective maturities as of September 29, 2017:

(amount in thousands)	Carrying Cost	Fair Value
Due within one year	$19,178	$19,176
Due between one to three years	128,969	128,932
Due after three years	3,531	3,527

Total	$151,678	$151,635

During the three months ended September 29, 2017, the Company recognized a realized loss of $0.4 million from sales and maturities of available-for-sale.

As of September 29, 2017, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the three months ended September 29, 2017.

As of September 29, 2017, cash, cash equivalents, and marketable securities included bank deposits of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement (as defined in Note 11) and comply with covenants. As discussed in Note 11, under the terms and conditions of the Facility Agreement, the Company shall maintain cash, cash equivalents and/or marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits, and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. The Company must comply with the covenant from and after the effective date of the Facility Agreement.

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

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of September 29, 2017
Assets
Cash equivalents	$—	$2,831		$—	$2,831
Corporate bonds and commercial papers	—	109,074		—	109,074
U.S. agency and U.S. treasury securities	—	40,363		—	40,363
Sovereign and municipal securities	—	2,198		—	2,198
Derivative assets	—	5	(1)	—	5

Total	$—	$154,471		$—	$154,471

Liabilities
Derivative liabilities	$—	$10	(1)	$—	$10

Total	$—	$10		$—	$10

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 30, 2017
Assets
Cash equivalents	$—	$2,585		$—	$2,585
Corporate bonds and commercial papers	—	98,274		—	98,274
U.S. agency and U.S. treasury securities	—	50,666		—	50,666
Sovereign and municipal securities	—	2,510		—	2,510
Derivative assets	—	15	(2)	—	15

Total	$—	$154,050		$—	$154,050

Liabilities
Derivative liabilities	$—	$—		$—	$—

Total	$—	$—		$—	$—

(1)	Foreign currency forward contracts with notional amount of $26.0 million and Canadian dollars 0.6 million.
(2)	Foreign currency forward contracts with notional amount of $1.0 million and Canadian dollars 0.6 million.

Derivative Financial Instruments

As a result of foreign currency rate fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency denominated assets and liabilities change. The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency denominated assets and liabilities and other foreign currency transactions. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard. As of September 29, 2017, the Company recognized the fair value of foreign currency forward contracts of $5 thousand as derivative assets and $10 thousand as derivative liabilities in the unaudited condensed consolidated balance sheet under other current assets and accrued expenses, respectively. As of June 30, 2017, the Company recognized the fair value of foreign currency forward contracts of $20 thousand as derivative assets in the unaudited condensed consolidated balance sheets under other current assets.

As of September 29, 2017 and June 30, 2017, the Company had no foreign currency forward contracts designated as cash flow hedges.

During the three months ended September 30, 2016, the Company discontinued cash flow hedges and recognized a gain from unwinding these forward contracts of $0.3 million in accumulated other comprehensive income (“AOCI”). A gain of $1 thousand in AOCI as of September 29, 2017 is expected to be reclassified into earnings within the next 12 months.

As of September 29, 2017, the Company had 15 outstanding foreign currency forward contracts with notional amount of $26.0 million and Canadian dollars 0.6 million, maturing during October to December 2017. These foreign currency forward contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollar. During the three months ended September 29, 2017, the Company included unrealized loss of $4 thousand from changes in the fair value of foreign currency contracts in earnings as foreign exchange (loss) gain, net in the unaudited condensed consolidated statements of operations and comprehensive income.

As of September 30, 2016, the Company had nine outstanding foreign currency forward contracts with notional amount of $42.5 million and Canadian dollars 0.4 million, maturing during October to December 2016. These foreign currency forward contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollar. During the three months ended September 30, 2016, the Company included unrealized loss of $50 thousand from changes in the fair value of foreign currency contracts in earnings as foreign exchange (loss) gain, net in the unaudited condensed consolidated statements of operations and comprehensive income.

6.	Trade accounts receivable, net

(amount in thousands)	As of September 29, 2017	As of June 30, 2017
Trade accounts receivable	$275,457	$264,389
Less: allowance for doubtful account	(39)	(40)

Trade accounts receivable, net	$275,418	$264,349

In September 2017, the Company fully repaid short-term loans from bank. Therefore, as of September 29, 2017, there were no trade accounts receivables secured to such loans. As of June 30, 2017, trade accounts receivable of $3.0 million were secured to short-term loans from bank (See Note 11).

7.	Inventory

(amount in thousands)	As of September 29, 2017	As of June 30, 2017
Raw materials	$102,358	$88,640
Work in progress	111,049	105,732
Finished goods	29,764	33,998
Goods in transit	14,377	13,025

	257,548	241,395
Less: Inventory obsolescence	(2,444)	(2,730)

Inventory, net	$255,104	$238,665

8.	Business acquisition

On September 14, 2016, the Company acquired 100% shareholding in Fabrinet UK (formerly known as Exception EMS), a privately-held group located in Wiltshire, United Kingdom, for cash consideration of approximately $13.0 million, net of $0.5 million cash acquired. Fabrinet UK provides contract electronics manufacturing services to the global electronics industry with innovative solutions, adding value to the design, manufacture and testing of printed circuit board assemblies. Pursuant to the acquisition agreement, the Company has placed $3.4 million of cash, net of foreign currency translation adjustment, for deferred consideration in an escrow account which is under the Company controls. However, the Company has contractually agreed to remit this deferred consideration to the sellers of Fabrinet UK, subject to the resolution of claims that the Company may make against the funds with respect to indemnification and other claims, within 24 months from the closing date of the transaction.

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

The allocation of consideration to the individual net assets acquired was finalized in the fourth quarter of fiscal year 2017. As the functional currency of Fabrinet UK is pound sterling (“GBP”), for the three months ended September 29, 2017 and September 30, 2016, the Company recognized a $0.5 million gain and $0.7 million gain, respectively, from foreign currency translation adjustment in its unaudited condensed consolidated statements of operations and comprehensive income under other comprehensive income, net of tax.

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

In connection with the Company’s acquisition of Fabrinet UK, the Company assumed lease agreements for certain machine and equipment, which are accounted for as capital leases. As of September 29, 2017 and June 30, 2017, the Company included approximately $1.4 million and $1.9 million, respectively, of capital lease assets and $1.3 million and $1.4 million, respectively, of capital lease liability in the unaudited condensed consolidated balance sheets associated with these acquired lease agreements.

During the three months ended September 30, 2016, the Company incurred approximately $1.1 million in transaction costs related to the acquisition, which primarily consisted of legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive income.

During the three months ended September 29, 2017, there were no transaction costs related to the acquisition.

Pro forma results of operations for the acquisition have not been presented as they were not material to the Company’s results of operations.

Identifiable intangibles

The acquired intangible assets include customer relationships and backlog. The fair value of the identified intangible assets was determined based on the multi-period excess earnings method.

Customer relationships represent the fair value of future projected revenues that were derived from the sale of products to existing customers of the acquired company. The $4.4 million in fair value of customer relationships will be amortized over an estimated remaining useful life of ten years.

Backlog represents the fair value of sales orders backlog as of the valuation date. The $0.1 million in fair value of backlog will be amortized over the respective estimated remaining useful life of three years.

Goodwill

Goodwill arising from the acquisition is primarily attributable to the ability to expand future products and services and the assembled workforce. Goodwill is not deductible for tax purposes.

9.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of September 29, 2017
Software	$6,054	$(4,019)	$—	$2,035
Customer relationships	4,373	(841)	36	3,568
Backlog	119	(66)	1	54

Total intangibles	$10,546	$(4,926)	$37	$5,657

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 30, 2017
Software	$5,944	$(3,850)	$—	$2,094
Customer relationships	4,373	(606)	(88)	3,679
Backlog	119	(51)	(1)	67

Total intangibles	$10,436	$(4,507)	$(89)	$5,840

The Company recorded amortization expense relating to intangibles of $0.3 million and $30 thousand for the three months ended September 29, 2017 and September 30, 2016, respectively.

The weighted-average remaining life of customer relationships and backlog are:

(years)	As of September 29, 2017	As of June 30, 2017
Customer relationships	6.7	6.9
Backlog	1.4	1.6

Based on the carrying amount of intangibles as of September 29, 2017, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousands)
2018 (remaining nine months)	$1,137
2019	1,387
2020	975
2021	826
2022	560
Thereafter	772

Total	$5,657

10.	Goodwill

The changes in the carrying amount of goodwill from the acquisition of Fabrinet UK were as follows:

(amount in thousands)	Goodwill
Balance as of June 30, 2017	$3,806
Foreign currency translation adjustment	117

Balance as of September 29, 2017	$3,923

(amount in thousands)	Goodwill
Balance as of June 24, 2016	$—
Addition in connection with business acquisition	3,883
Foreign currency translation adjustment	(77)

Balance as of June 30, 2017	$3,806

Goodwill is not deductible for tax purposes. Goodwill will not be amortized but is reviewed annually for impairment or more frequently whenever changes or circumstances indicate the carrying amount of goodwill may not be recoverable.

11.	Borrowings

The Company’s total borrowings, including short-term and long-term borrowings, consisted of the following:

			As of	As of
(amount in thousands)			September 29,	June 30,
Rate (1)	Conditions	Maturity	2017	2017
Short-term borrowings:
Revolving borrowing:
LIBOR + 1.75% per annum	Repayable in 1 to 6 months	October 2017 (2)	$34,000	$34,000

Short-term loans from bank:
Bank Base rate +1.85% per annum	Repayable based on credit terms of secured accounts receivable		—	1,003

Current portion of long-term borrowing			13,600	13,600

			47,600	48,603
Less: Unamortized debt issuance costs			(179)	(201)

			$47,421	$48,402

Long-term borrowings:
Term loan borrowing:
LIBOR +1.75% per annum	Repayable in quarterly installments	May 2019	$33,000	$36,400

			33,000	36,400
Less: Current portion			(13,600)	(13,600)
Unamortized debt issuance costs			(62)	(99)

Non-current portion			$19,338	$22,701

(1)	LIBOR is London Interbank Offered Rate.
(2)	In September 2017, the maturity date was extended to October 2017.

The movement of long-term loans for the three months ended September 29, 2017 and September 30, 2016 were as follows:

	Three Months Ended
(amount in thousands)	September 29, 2017	September 30, 2016
Opening balance	$36,400	$54,500
Repayments during the period	(3,400)	(4,900)

Closing balance	$33,000	$49,600

As of September 29, 2017, future maturities of long-term debt during each fiscal year were as follows:

(amount in thousands)
2018 (remaining nine months)	$10,200
2019	22,800

Total	$33,000

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

On February 26, 2015, the Company entered into the Second Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from May 21, 2015 to July 31, 2015. It also allowed the Company, upon the satisfaction of certain conditions, to designate from time to time one or more of its subsidiaries as borrowers under the Facility Agreement. On July 31, 2015, the Company entered into the Third Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from July 31, 2015 to July 31, 2016. The Company fully drew down the term loan facility in fiscal year 2016. As of September 29, 2017, $34.0 million of the revolving borrowing and $33.0 million of the term loan borrowing was outstanding under the Facility Agreement, resulting in available credit facilities of $116.0 million. Borrowings under the revolving credit facility are classified as current liabilities in the unaudited condensed consolidated balance sheets as the Company has the periodic option to renew or pay, all or a portion of, the outstanding balance at the end of the maturity date, which is in the range of one to six months, without premium or penalty, upon notice to the administrative agent. During September 2017, the Company sent notices to the bank to renew the maturity date of its revolving borrowings. The bank approved the notices and extended the maturity to October 2017.

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

On July 24, 2017, the Company entered into an interest rate swap agreement (the “Swap Agreement”), which the Company did not designate as hedging instruments. The Swap Agreement was used to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. The terms of the Swap Agreement effectively convert the floating interest rate of the term loans under the Facility Agreement to the fixed interest rate of 1.55% per annum through maturity of the term loan in May 2019. The swap transactions are due and settled monthly. During the three month ended September 29, 2017, the Company included net loss of $20 thousand from the settlement of the Swap Agreement as interest expenses in the unaudited condensed consolidated statements of operations and comprehensive income.

Fabrinet’s obligations under the Facility Agreement are guaranteed by certain of its existing and future direct material of its subsidiaries. In addition, the Facility Agreement is secured by Fabrinet’s present and future accounts receivable, deposit accounts and cash, and a pledge of the capital stock of certain of Fabrinet’s direct subsidiaries. Fabrinet is required to maintain at least $40.0 million of cash, cash equivalents, and marketable securities at financial institutions located in the United States. Further, Fabrinet is required to maintain any of its deposits accounts or securities accounts with balances in excess of $10.0 million in a jurisdiction where a control agreement, or the equivalent under the local law, can be effected.

The Facility Agreement contains customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (1) a minimum tangible net worth of not less than $200.0 million plus 50% of quarterly net income, exclusive of quarterly losses; (2) a minimum debt service coverage ratio of not less than 1.50:1.00; (3) a maximum senior leverage ratio of not more than 2.50:1.00; and (4) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of September 29, 2017, the Company was in compliance with all covenants under the Facility Agreement.

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

Short-term loans from bank

In connection with the business acquisition in the first quarter of fiscal year 2017, the Company assumed a secured borrowing agreement. In the first quarter of fiscal year 2018, the Company fully repaid these short-term loans and sent a notification letter to the bank to terminate this secured borrowing agreement. As a result, the bank released secured trade accounts receivable and the way chattels mortgage over the plant and machine of Fabrinet UK (formerly known as Exception EMS).

Undrawn available credit facilities classified by availability period of future borrowing as of September 29, 2017 and June 30, 2017 were as follows:

(amount in thousands)	September 29, 2017	June 30, 2017
Short-term	$—	$1,965
Long-term	$116,000	$116,000

12.	Income taxes

As of September 29, 2017 and June 30, 2017, the liability for uncertain tax positions including accrued interest and penalties was $2.1 million and $2.0 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.

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

The effective tax rate for the Company for the three months ended September 29, 2017 and September 30, 2016 was 6.3% and 6.7%, respectively, of net income. The decrease was primarily due to the fact that the Company had higher income not subject to tax during the first quarter of fiscal year 2018 as compared to the same period in fiscal year 2017.

13.	Share-based compensation

Share-based compensation

In determining the grant date fair value of equity awards, the Company is required to make estimates of expected dividends to be issued, expected volatility of Fabrinet’s ordinary shares, expected forfeitures of the awards, risk free interest rates for the expected term of the awards and expected terms of the awards. Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The fair value of restricted share units is based on the market value of our ordinary shares on the date of grant.

The effect of recording share-based compensation expense for the three months ended September 29, 2017 and September 30, 2016 was as follows:

	Three Months Ended
(amount in thousands)	September 29, 2017	September 30, 2016
Share-based compensation expense by type of award:
Restricted share units	$4,847	$4,820
Performance share units	2,073	791

Total share-based compensation expense	6,920	5,611
Tax effect on share-based compensation expense	—	—

Net effect on share-based compensation expense	$6,920	$5,611

Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended
(amount in thousands)	September 29, 2017	September 30, 2016
Cost of revenue	$1,901	$1,014
Selling, general and administrative expense	5,019	4,597

Total share-based compensation expense	$6,920	$5,611

The Company did not capitalize any share-based compensation expense as part of any asset costs during the three months ended September 29, 2017 and September 30, 2016.

Share-based award activity

Share options have been granted to directors and employees.

As of September 29, 2017, there were an aggregate of 38,157 share options outstanding, 1,108,010 restricted share units outstanding and 508,586 performance share units outstanding under Fabrinet’s 2010 Performance Incentive Plan (the “2010 Plan”). As of September 29, 2017, there were 508,850 ordinary shares available for future grant under the 2010 Plan.

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

The following summarizes share option activity:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2017	96,688	96,688	$15.70
Granted	—		—	—
Exercised	(58,531)		$15.91
Forfeited	—		—
Expired	—		—

Balance as of September 29, 2017	38,157	38,157	$15.38

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2016	464,334	464,334	$15.95
Granted	—		—	—
Exercised	(158,317)		$17.10
Forfeited	—		—
Expired	—		—

Balance as of September 30, 2016	306,017	306,017	$15.36

The following summarizes information for share options outstanding as of September 29, 2017 under the 2010 Plan:

	Range of Exercise Price	Number of Shares Underlying Options	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (amount in thousands)
	$14.12	25,238	1.11
	$15.16	5,869	0.88
	$18.60 – $25.50	7,050	1.42

Options outstanding		38,157	1.09	$827

Options exercisable		38,157	1.09	$827

As of September 29, 2017, there was no unrecognized compensation cost for share options issued under the 2010 Plan.

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

The following summarizes restricted share unit activity under the 2010 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2017	1,058,605	$31.59
Granted	321,405	$39.35
Issued	(259,033)	$26.17
Forfeited	(12,967)	$35.33

Balance as of September 29, 2017	1,108,010	$35.07

	Number of Shares		Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2016	1,181,402		$18.34
Granted	568,283		$39.53
Issued	(408,874	) (1)	$39.87
Forfeited	(19,347)		$19.16

Balance as of September 30, 2016	1,321,464		$28.10

(1)	Includes 875 shares vested on September 30, 2016, but not settled.

The following summarizes performance share unit activity under the 2010 Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2017	227,268	$40.48
Granted	281,318	$39.95
Issued	—
Forfeited	—

Balance as of September 29, 2017	508,586	$39.86

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2016	—	—
Granted	234,678	$40.48
Issued	—	—
Forfeited	(7,410)	—

Balance as of September 30, 2016	227,268	$40.48

As of September 29, 2017, there was $23.8 million and $14.0 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the 2010 Plan that is expected to be recorded over a weighted-average period of 2.77 years and 1.63 years, respectively.

For the three months ended September 29, 2017 and September 30, 2016, the Company withheld an aggregate of 85,758 shares and 22,294 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the three months ended September 29, 2017 and September 30, 2016, the Company then remitted cash of $3.6 million and $0.9 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

14.	Shareholders’ equity

Share capital

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the three months ended September 29, 2017, Fabrinet issued 58,531 ordinary shares upon the exercise of options, for cash consideration at a weighted-average exercise price of $15.91 per share, and 173,275 ordinary shares upon the vesting of restricted share units, net of shares withheld.

All such issued shares are fully paid.

15.	Accumulated other comprehensive income

The changes in AOCI for the three months ended September 29, 2017 were as follows:

(amount in thousands)	Unrealized net (Losses) Gains on Marketable Securities	Unrealized net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustment (Losses) Gains	Total
Balance as of June 30, 2017	$(72)	$34	$(310)	$(348)
Other comprehensive income before reclassification adjustment	382	—	526	908
Amounts reclassified out of AOCI to foreign exchange loss in the unaudited condensed consolidated statements of operations and comprehensive income	(353)	(1)	—	(354)
Tax effects	—	—	—	—

Other comprehensive income	$29	$(1)	$526	$554

Balance as of September 29, 2017	$(43)	$33	$216	$206

16.	Commitments and contingencies

Bank guarantees

As of September 29, 2017 and June 30, 2017, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $1.5 million as of both dates.

Operating lease commitments

The Company leases a portion of its office, capital equipment, and certain land and buildings for its facilities in the Cayman Islands, China, New Jersey and the United Kingdom under operating lease arrangements that expire in various calendar years through 2023. Rental expense under these operating leases amounted to $0.5 million and $0.4 million for the three months ended September 29, 2017 and September 30, 2016, respectively.

As of September 29, 2017, the future minimum lease payments due under non-cancelable operating leases during each fiscal year were as follows:

(amount in thousands)
2018 (remaining nine months)	$1,295
2019	1,177
2020	956
2021	553
2022	429
Thereafter	467

Total minimum operating lease payments	$4,877

Capital lease commitments

In connection with the acquisition of Fabrinet UK, the Company assumed the capital lease commitments of certain machine and equipment, with various expiration dates until September 2020. The equipment can be purchased at the determined prices upon expiration of such contracts.

As of September 29, 2017, the future minimum lease payments due under non-cancelable capital leases during each fiscal year were as follows:

(amount in thousands)
2018 (remaining nine months)	$324
2019	458
2020	421
2021	107

Total minimum capital lease payments	$1,310

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

As of September 29, 2017, the Company had an outstanding commitment to third parties of approximately $11.1 million, of which $4.5 million was from the commitment to purchase land in Chonburi, Thailand.

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

17.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of September 29, 2017, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended
(amount in thousands)	September 29, 2017	September 30, 2016
North America	$156,991	$165,995
Asia-Pacific	142,863	114,745
Europe	57,459	51,303

	$357,313	$332,043

As of September 29, 2017 and September 30, 2016, the Company had approximately $35.0 million and $36.4 million of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific and Europe.

Significant customers

The Company had five and three customers that each contributed to 10% or more of its total trade accounts receivable as of September 29, 2017 and June 30, 2017, respectively.

18.	Treasury stock

In August 2017, the Company’s board of directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, at such time and such prices as management may decide. The repurchased shares will be held as treasury stock. As of September 29, 2017, the Company has not repurchased any of its issued and outstanding shares in the open market.

19.	Subsequent event

As part of the Company’s ongoing efforts to achieve greater efficiencies in all areas of its business, on October 30, 2017, the Company implemented a reduction in workforce and incurred expenses of approximately $1.7 million, which represented severance and benefits costs incurred for the termination of approximately 204 employees in accordance with contractual obligations and local regulations. The Company will record this expense in the quarter ending December 29, 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our expectation that the portion of our future revenues attributable to customers in regions outside of North America will continue to increase compared with the portion of those revenues for the three months ended September 29, 2017;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2018 selling, general and administrative (“SG&A”) expenses will increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal year 2017;

•	our expectation that our employee costs will increase in Thailand and the People’s Republic of China (“PRC”);

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	our plans to execute acquisitions;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.

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

Business acquisition

On September 14, 2016, we acquired 100% shareholding in Global CEM Solutions, Limited and all of its subsidiaries (“Exception EMS”), a privately-held group located in Wiltshire, United Kingdom, for cash consideration of approximately $13.0 million, net of cash acquired. We subsequently changed the name of Exception EMS to Fabrinet UK Ltd. (“Fabrinet UK”). Fabrinet UK provides contract electronics manufacturing services primarily to the European electronics market with innovative solutions, adding value to the design, manufacture and testing of printed circuit board assemblies. Its customers include industrial, energy, aerospace and defense companies, with approximately 80% of its revenue derived from customers in Europe. See Note 8 - Business acquisition to the unaudited condensed consolidated financial statements for further details.

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

The percentage of our revenues generated from a bill-to location outside of North America increased from 50.0% in the three months ended September 30, 2016 to 56.1% in the three months ended September 29, 2017, primarily because of an increase in sales to our customers in Asia-Pacific. We expect that the portion of our future revenues attributable to customers in regions outside North America will continue to increase as compared with the portion of revenues attributable to such customers during the three months ended September 29, 2017.

The following table presents percentages of total revenues by geographic regions:

	Three Months Ended
	September 29, 2017	September 30, 2016
North America	43.9%	50.0%
Asia-Pacific	40.0	34.6
Europe	16.1	15.4

	100.0%	100.0%

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

Selling, General and Administrative Expenses

Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2018, we expect our SG&A expenses will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal year 2017 due to higher share-based compensation expenses as a result of restricted share units and performance share units granted to executives in August 2017.

The compensation committee of our board of directors approved a fiscal year 2018 executive incentive plan with quantitative objectives that are based solely on achieving certain revenue targets and non-GAAP gross margin targets for our fiscal year ending June 29, 2018. Bonuses under the fiscal year 2018 executive incentive plan are payable after the end of fiscal year 2018. In fiscal year 2017, the compensation committee approved a fiscal year 2017 executive incentive plan with quantitative objectives that are based solely on achieving certain revenue targets and non-GAAP gross margin targets for our fiscal year ended June 30, 2017. In the three months ended September 29, 2017, the compensation committee awarded bonuses to our executive employees for Company achievements of performance under the fiscal 2017 executive incentive plan. Discretionary merit-based bonus awards were also available to our non-executive employees and were payable as of September 29, 2017.

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

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of September 29, 2017			As of June 30, 2017
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	454,042	$13,606	53.7	395,123	$11,628	47.3
RMB	21,100	3,179	12.6	26,965	3,980	16.2
GBP	6,363	8,541	33.7	6,896	8,982	36.5

Total		$25,326	100.0		$24,590	100.0

Liabilities
Thai baht	1,785,719	$53,513	84.3	1,875,338	$55,189	82.7
RMB	33,350	5,025	7.9	28,451	4,200	6.3
GBP	3,669	4,925	7.8	5,625	7,326	11.0

Total		$63,463	100.0		$66,715	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of September 29, 2017 and June 30, 2017, there were $26.0 million and $1.0 million in forward contracts, respectively, outstanding against forecasted Thai baht payables.

The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of September 29, 2017 and June 30, 2017, we did not have any derivative contracts denominated in RMB.

The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of September 29, 2017 and June 30, 2017, we did not have any derivative contracts denominated in GBP.

For the three months ended September 29, 2017 and September 30, 2016, we recorded loss of $10 thousand and $0.1 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.

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

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 on income generated from projects to manufacture certain products at our Pinehurst campus. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. In March 2016, the Thailand Revenue Department announced a permanent decrease of corporate income tax rates to 20% for tax periods beginning on or after January 1, 2016. As a result, corporate income tax rates for our Thai subsidiary are expected to remain at 20% from fiscal year 2017 onward.

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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017. The adoption of new accounting policies and the accounting standards are disclosed in Note 2 – Accounting policies to the unaudited condensed consolidated financial statements.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

(amount in thousands)	Three Months Ended
	September 29, 2017	September 30, 2016
Revenues	$357,313	$332,043
Cost of revenues	(316,981)	(292,435)

Gross profit	40,332	39,608
Selling, general and administrative expenses	(15,678)	(15,832)

Operating income	24,654	23,776
Interest income	809	437
Interest expense	(853)	(1,322)
Foreign exchange (loss) gain, net	(1,934)	1,657
Other income	97	143

Income before income taxes	22,773	24,691
Income tax expense	(1,740)	(1,925)

Net income	21,033	22,766
Other comprehensive income, net of tax	554	396

Net comprehensive income	$21,587	$23,162

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Three Months Ended
	September 29, 2017	September 30, 2016
Revenues	100.0%	100.0%
Cost of revenues	(88.7)	(88.1)

Gross profit	11.3	11.9
Selling, general and administrative expenses	(4.4)	(4.8)

Operating income	6.9	7.1
Interest income	0.2	0.1
Interest expense	(0.2)	(0.4)
Foreign exchange (loss) gain, net	(0.5)	0.5
Other income	0.0	0.1

Income before income taxes	6.4	7.4
Income tax expense	(0.5)	(0.6)

Net income	5.9	6.9
Other comprehensive income, net of tax	0.2	0.1

Net comprehensive income	6.1%	7.0%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended
(amount in thousands)	September 29, 2017	September 30, 2016
Optical communications	$275,613	$256,807
Lasers, sensors and other	81,700	75,236

Total	$357,313	$332,043

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three Months Ended September 29, 2017 with Three Months Ended September 30, 2016

Total revenues.

Our total revenues increased by $25.3 million, or 7.6%, to $357.3 million for the three months ended September 29, 2017, compared with $332.0 million for the three months ended September 30, 2016. This increase was primarily due to an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the three months ended September 29, 2017. Revenues from optical communications products represented 77.1% of our total revenues for the three months ended September 29, 2017, compared to 77.3% for the three months ended September 30, 2016. We expect revenues from optical communications products, particularly telecom-related products, to decrease in the near term, which we expect will result in an overall decrease in our revenues for the quarter ending December 29, 2017 as compared to the quarter ended September 29, 2017.

Cost of revenues.

Our cost of revenues increased by $24.5 million, or 8.4%, to $317.0 million, or 88.7% of total revenues, for the three months ended September 29, 2017, compared with $292.4 million, or 88.1% of total revenues, for the three months ended September 30, 2016. This increase in cost of revenues was primarily due to an increase in sales volume. Cost of revenues also included share-based compensation expense of $1.9 million for the three months ended September 29, 2017, compared with $1.0 million for the three months ended September 30, 2016.

Gross profit.

Our gross profit increased by $0.7 million, or 1.8%, to $40.3 million, or 11.3% of total revenues, for the three months ended September 29, 2017, compared with $39.6 million, or 11.9% of total revenues, for the three months ended September 30, 2016.

SG&A expenses.

Our SG&A expenses decreased by $0.2 million, or 1.0%, to $15.7 million, or 4.4% of total revenues, for the three months ended September 29, 2017, compared with $15.8 million, or 4.8% of total revenues, for the three months ended September 30, 2016. Our SG&A expenses decreased in absolute dollars due primarily to a decrease in expenses relating to merger and acquisition activities of $1.4 million that were incurred during the three months ended September 30, 2016. These were offset primarily by increases in share-based compensation of $0.4 million and expenses for software maintenance of $0.2 million.

Operating income.

Our operating income increased by $0.9 million to $24.7 million, or 6.9% of total revenues, for the three months ended September 29, 2017, compared with $23.8 million, or 7.1% of total revenues, for the three months ended September 30, 2016.

Interest income.

Our interest income increased by $0.4 million, or 85.1%, to $0.8 million, or 0.2% of total revenues, for the three months ended September 29, 2017, compared with $0.4 million, or 0.1% of total revenues, for the three months ended September 30, 2016. The increase was primarily due to the higher weighted average interest rate compared to the same period in the last year and an increase in the average balance of our outstanding cash.

Interest expense.

Our interest expense decreased by $0.4 million to $0.9 million for the three months ended September 29, 2017, compared with $1.3 million for the three months ended September 30, 2016. The decrease was primarily due to a decrease in the average balance of our bank borrowings.

Foreign exchange (loss) gain, net.

Our foreign exchange (loss) gain, net, decreased by $3.6 million to foreign exchange (loss), net, of $(1.9) million, or (0.5)% of total revenues, for the three months ended September 29, 2017, compared with foreign exchange gain, net, of $1.7 million, or 0.5% of total revenues, for the three months ended September 30, 2016. The decrease was primarily due to the fluctuation of foreign currencies, particularly the depreciation of USD against Thai baht.

Income before income taxes.

We recorded income before income taxes of $22.8 million for the three months ended September 29, 2017, compared with $24.7 million for the three months ended September 30, 2016.

Income tax expense.

Our provision for income tax reflects an effective tax rate of 6.3% and 6.7% for the three months ended September 29, 2017 and September 30, 2016, respectively. The decrease was primarily due to the fact that we had higher income not subject to tax during the first quarter of fiscal year 2018 as compared to the same period in fiscal year 2017.

Net income.

We recorded net income of $21.0 million, or 5.9% of total revenues, for the three months ended September 29, 2017, compared with $22.8 million, or 6.9% of total revenues, for the three months ended September 30, 2016.

Other comprehensive income.

We recorded other comprehensive income of $0.6 million, or 0.2% of total revenues, for the three months ended September 29, 2017, compared with other comprehensive income of $0.4 million, or 0.1% of total revenues, for the three months ended September 30, 2016.

Liquidity and Capital Resources

Cash Flows and Working Capital

We primarily finance our operations through cash flow from operations. As of September 29, 2017 and September 30, 2016, we had cash, cash equivalents, and marketable securities of $263.3 million and $253.6 million, respectively, and outstanding debt of $67.0 million and $70.8 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents for the three months ended As of September 29, 2017 and September 30, 2016 was 0.9% and 0.5%, respectively.

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

During the three months ended September 29, 2017, we repaid a term loan of $3.4 million under our Facility Agreement; as a result, as of September 29, 2017, we had a long-term borrowing of $33.0 million and short-term borrowing of $34.0 million under our Facility Agreement. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held investments in short-term marketable securities of $151.6 million as of September 29, 2017.

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

In December 2015, we began construction of a new manufacturing facility at our Chonburi campus, which we substantially completed in the first quarter of fiscal year 2017. We began operations at this new facility in the fourth quarter of fiscal year 2017. We believe that our current manufacturing capacity is sufficient to meet our anticipated production requirements for at least the next few quarters. We maintain a long-term loan associated with construction of production facilities at our Pinehurst campus in Thailand that will come due within the next 12 months.

The following table shows our cash flows for the periods indicated:

	Three Months Ended
(amount in thousands)	September 29, 2017	September 30, 2016
Net cash used in operating activities	$(3,054)	$(1,002)
Net cash used in investing activities	$(12,055)	$(43,271)
Net cash (used in) provided by financing activities	$(7,106)	$10,441
Net decrease in cash, cash equivalents and restricted cash	$(22,215)	$(33,832)

Operating Activities

Net cash used in operating activities increased by $2.1 million, or 204.8%, to $3.1 million for the three months ended September 29, 2017, compared with net cash used in operating activities of $1.0 million for the three months ended September 30, 2016. This increase was due to a number of factors, including decreases in net income of $1.7 million, trade accounts payable of $14.4 million, and other current assets and other non-current assets of $10.5 million. These were offset by (1) an increase in depreciation and amortization of $2.3 million, (2) an increase of $1.3 million in share-based compensation expense due to an increase in the number of shares subject to equity awards granted in August 2017, (3) an increase in loss on exchange rate of $3.9 million from the fluctuation of foreign currency, particularly the depreciation of USD against THB, (4) an increase of $13.3 million in other current liabilities and non-current liabilities, and (5) a decrease of $5.3 million in inventory, as compared with the three months ended September 30, 2016.

Investing Activities

Net cash used in investing activities decreased by $31.2 million, or 72.1%, to $12.1 million for the three months ended September 29, 2017, compared with net cash used in investing activities of $43.3 million for the three months ended September 30, 2016. This decrease was primarily due to (1) a decrease of $9.7 million in payments in connection with the acquisition of Fabrinet UK, (2) a decrease in the purchase of property, plant and equipment of $15.9 million, and (3) a net decrease in marketable securities of $6.2 million.

Financing Activities

Net cash for financing activities decreased by $17.5 million, or 168.1%, to net cash used in financing activities of $(7.1) million for the three months ended September 29, 2017, compared with net cash provided by financing activities of $10.4 million for the three months ended September 30, 2016. This decrease was primarily due to a decrease in the proceeds from revolving loan from bank of $13.5 million, and an increase in withholding tax related to net share settlement of restricted share units of $2.7 million compared with the same period last year.

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

Interest Rate Risk

We had cash, cash equivalents, and marketable securities totaling $263.3 million and $285.3 million as of September 29, 2017 and June 30, 2017, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and marketable securities are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three months ended September 29, 2017 and September 30, 2016, our interest income would have decreased by approximately $0.1 million and $30 thousand, respectively, assuming consistent investment levels.

We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the three months ended September 29, 2017 and September 30, 2016, our interest expense would have increased by approximately $0.3 million and $0.1 million, respectively, assuming consistent borrowing levels.

We therefore entered into an interest rate swap agreement (the “Swap Agreement”) to manage this risk and increase the profile of the Company’s debt obligation. The terms of the Swap Agreement allow the Company to effectively convert the floating interest rate to a fixed interest rate. This locks the variable in interest expenses associated with our floating rate borrowings and results in fixed interest expenses which is unsusceptible from market rate increase. As we did not designate the Swap Agreement as a hedging instrument, the net position of gain or loss from the Swap Agreement is recognized as interest expense in the unaudited condensed consolidated statements of operations and comprehensive income.

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

Foreign Currency Risk

As a result of our foreign operations, we have significant expenses, assets and liabilities that are denominated in foreign currencies. Substantially all of our employees and most of our facilities are located in Thailand, the PRC and the United Kingdom. Therefore, a substantial portion of our payroll as well as certain other operating expenses are paid in Thai baht, RMB and GBP. The significant majority of our revenues are denominated in U.S. dollars because our customer contracts generally provide that our customers will pay us in U.S. dollars.

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

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. We recorded unrealized loss of $10 thousand and unrealized gain of $1.7 million related to derivatives that are not designated as hedging instruments, for the three months ended September 29, 2017 and September 30, 2016, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $4.2 million and $4.8 million as of September 29, 2017 and June 30, 2017, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of September 29, 2017, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our marketable securities as of September 29, 2017 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During the three months ended September 29, 2017 and September 30, 2016, we had two customers and one customer, respectively, that contributed 10% or more of our total revenues. These customers together accounted for 25% and 21% of our total revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results. For example, we are seeing a decline in orders for telecom products, which we expect will result in an overall decrease in our revenues for the quarter ending December 29, 2017 as compared to the quarter ended September 29, 2017.

Further, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may be exacerbated by adverse conditions in the credit markets, continual uncertainty in global economies and the impacts of Brexit. Certain of our customers have gone out of business, declared bankruptcy, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers.

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

Natural disasters, such as the 2011 flooding in Thailand, where most of our manufacturing operations are located, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products and for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the 2011 flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand and cease production permanently at our Chokchai facility in Thailand, which adversely affected our ability to meet our customers’ demands during fiscal year 2012. In some countries in which we operate, including the PRC and Thailand, potential outbreaks of infectious diseases such as the H1N1 influenza virus, severe acute respiratory syndrome (“SARS”) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. In addition, increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers, and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.

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

Our current and prospective customers tend to evaluate our capabilities against the merits of their internal manufacturing as well as the capabilities of other third-party manufacturers. We believe the internal manufacturing capabilities of current and prospective customers are our primary competition. This competition is particularly strong when our customers have excess manufacturing capacity, as was the case when the markets that we serve experienced a significant downturn in 2008 and 2009 that resulted in underutilized capacity. Should our existing and potential customers have excess manufacturing capacity at their facilities, it could adversely affect our business. In addition, as a result of the 2011 flooding in Thailand, some of our customers began manufacturing products internally or using other third-party manufacturers that were not affected by the flooding. If our customers choose to manufacture products internally rather than to outsource production to us, or choose to outsource to a third-party manufacturer, our business, financial condition and operating results could be harmed.

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

Volatility in the functional and non-functional currencies of our entities and the U.S. dollar could seriously harm our business, financial condition, and operating results. The primary impact of currency exchange fluctuations is on our cash, receivables, and payables of our operating entities. We may experience significant unexpected losses from fluctuations in exchange rates. For example, in the three months ended September 29, 2017, we experienced a $1.9 million foreign exchange loss, which negatively affected our net income per share by $0.05.

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of September 29, 2017, the U.S. dollar had depreciated approximately 7.9% against the Thai baht since September 25, 2015. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the RMB and GBP and the U.S. dollar. The expenses of our subsidiaries located in the PRC and UK are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of September 29, 2017, the U.S. dollar had appreciated approximately 3.9% against the RMB since September 25, 2015. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of September 29, 2017, the U.S. dollar had depreciated approximately 3.2% against the GBP since September 14, 2016, the date we acquired Fabrinet UK. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill-to-location of customers outside of North America accounted for 56.1% and 50.0% of our total revenues for the three months ended September 29, 2017 and September 30, 2016, respectively. We expect that total revenues from the bill-to-location of customers outside of North

America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

Most recently, we expanded our manufacturing capacity with a new facility in Chonburi, Thailand. We may continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

Our future success depends, in part, upon our ability to attract additional skilled employees and retain our current key personnel. We have identified several areas where we intend to expand our hiring, including business development, finance, human resources, operations and supply chain management. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive management team, including Mr. David T. Mitchell, our Executive Chairman, and other key management and technical personnel, each of whom would be difficult to replace. Although we have key person life insurance policies on some of our executive officers, the loss of any of our executive officers or key personnel or the inability to continue to attract qualified personnel could harm our business, financial condition and operating results.

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

We have grown and may continue to grow our business through acquisitions, asset purchases and other types of transactions, including the transfer of products from our customers and their suppliers. Most recently, we acquired Fabrinet UK in September 2016. Acquisitions and other strategic transactions typically involve many risks, including the following:

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

We use professional investment management firms to manage our excess cash and cash equivalents. Our marketable securities as of September 29, 2017 are primarily investments in a fixed income portfolio, including corporate bonds and commercial paper, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in marketable securities with a maturity in excess of three years.

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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 29, 2017, we did not record any impairment charges associated with our investment portfolio of marketable securities, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In August 2017, our board of directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, at such time and such prices as management may decide. The repurchased shares will be held as treasury stock. As of September 29, 2017, the Company had not repurchased any of its shares under this program.

The following table summarizes share repurchase activity for the three months ended September 29, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
July 1, 2017 – July 31, 2017	—	$—	—	$—
August 1, 2017 – August 30, 2017	—	$—	—	$30,000,000.00
September 1, 2017 – September 29, 2017	—	$—	—	$30,000,000.00

Total	—	$—	—

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6.	EXHIBITS

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.1	Description of Fiscal 2018 Executive Incentive Plan	8-K, Item 5.02	N/A	August 23, 2017	001-34755

10.2	Offer letter, dated September 20, 2017, by and between Seamus Grady and Fabrinet	8-K	10.1	September 25, 2017	001-34755

10.3	Fourth Amendment to Credit Agreement, dated as of July 22, 2016, by and among Fabrinet, the designated borrowers party thereto, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2017.

FABRINET

By:	/s/ Toh-Seng Ng
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)