Form 10-Q
period 2017-12-29
Fabrinet
filed 2018-02-07
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 29, 2017

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

As of January 26, 2018, the registrant had 37,308,863 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED DECEMBER 29, 2017

Page No.
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of December 29, 2017 and June 30, 2017	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 29, 2017 and December 30, 2016	4

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended December 29, 2017 and December 30, 2016	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION	40

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6. Exhibits	55

Signature	56

PART I: FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	December 29, 2017	June 30, 2017
Assets
Current assets
Cash and cash equivalents	$134,831	$133,825
Marketable securities	149,403	151,450
Trade accounts receivable, net	258,856	264,349
Inventory, net	239,169	238,665
Prepaid expenses	9,098	6,306
Other current assets	7,974	4,159

Total current assets	799,331	798,754

Non-current assets
Restricted cash in connection with business acquisition	3,423	3,312
Property, plant and equipment, net	222,539	216,881
Intangibles, net	5,432	5,840
Goodwill	3,933	3,806
Deferred tax assets	3,056	2,905
Deferred debt issuance costs on revolving loan and other non-current assets	223	1,577

Total non-current assets	238,606	234,321

Total Assets	$1,037,937	$1,033,075

Liabilities and Shareholders’ Equity
Current liabilities
Bank borrowings, net of unamortized debt issuance costs	$52,443	$48,402
Trade accounts payable	182,166	215,262
Fixed assets payable	5,658	8,141
Capital lease liability, current portion	477	344
Income tax payable	1,185	1,976
Accrued payroll, bonus and related expenses	11,244	13,852
Accrued expenses	17,574	9,227
Other payables	11,089	14,068

Total current liabilities	281,836	311,272

Non-current liabilities
Long-term loan from bank, non-current portion, net of unamortized debt issuance costs	15,969	22,701
Deferred tax liability	1,989	1,981
Capital lease liability, non-current portion	756	1,024
Deferred liability in connection with business acquisition	3,423	3,312
Severance liabilities	9,264	8,488
Other non-current liabilities	2,930	2,723

Total non-current liabilities	34,331	40,229

Total Liabilities	316,167	351,501

Commitments and contingencies (Note 16)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and
outstanding as of December 29, 2017 and June 30, 2017)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 37,597,301 shares and
37,340,496 shares issued, and 37,281,328 shares and 37,340,496 shares outstanding	376	373
as of December 29, 2017 and June 30, 2017, respectively)
Additional paid-in capital	142,914	133,293
Treasury stock, at cost (315,973 shares and zero shares as of December 29, 2017 and
June 30, 2017, respectively)	(9,910)	—
Accumulated other comprehensive loss	(212)	(348)
Retained earnings	588,602	548,256

Total Shareholders’ Equity	721,770	681,574

Total Liabilities and Shareholders’ Equity	$1,037,937	$1,033,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(in thousands of U.S. dollars, except per share amounts)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Revenues	$337,072	$351,156	$694,385	$683,199
Cost of revenues	(299,906)	(308,110)	(616,887)	(600,545)

Gross profit	37,166	43,046	77,498	82,654
Selling, general and administrative expenses	(13,157)	(17,651)	(28,835)	(33,483)
Expenses related to reduction in workforce	(1,776)	—	(1,776)	—

Operating income	22,233	25,395	46,887	49,171
Interest income	596	320	1,405	757
Interest expense	(826)	(555)	(1,679)	(1,876)
Foreign exchange (loss) gain, net	(1,348)	1,945	(3,282)	3,602
Other income	250	147	347	289

Income before income taxes	20,905	27,252	43,678	51,943
Income tax expense	(1,592)	(1,960)	(3,332)	(3,885)

Net income	19,313	25,292	40,346	48,058

Other comprehensive (loss) income, net of tax:
Change in net unrealized loss on marketable securities	(462)	(353)	(432)	(540)
Change in net unrealized loss on derivative instruments	—	—	(1)	(158)
Change in foreign currency translation adjustment	44	(1,903)	569	(1,162)

Total other comprehensive (loss) income, net of tax	(418)	(2,256)	136	(1,860)

Net comprehensive income	$18,895	$23,036	$40,482	$46,198

Earnings per share
Basic	$0.52	$0.69	$1.08	$1.31
Diluted	$0.51	$0.67	$1.06	$1.28
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	37,477	36,848	37,462	36,626
Diluted	38,156	37,805	38,160	37,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(in thousands of U.S. dollars)	December 29, 2017	December 30, 2016
Cash flows from operating activities
Net income for the period	$40,346	$48,058
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,265	10,758
Loss on disposal of property, plant and equipment	—	19
Loss from sales and maturities of available-for-sale securities	357	15
Amortization of investment (premium) discount	(163)	228
Amortization of deferred debt issuance costs	295	1,072
Allowance for doubtful accounts (reversal)	5	(40)
Unrealized loss (gain) on exchange rate and fair value of derivative instruments	1,740	(3,033)
Share-based compensation	12,378	14,208
Deferred income tax	(153)	938
Other non-cash expenses	962	586
Inventory obsolescence (reversal)	654	(100)
Changes in operating assets and liabilities
Trade accounts receivable	5,707	(40,779)
Inventory	(1,047)	(29,286)
Other current assets and non-current assets	(6,801)	4,747
Trade accounts payable	(33,626)	11,026
Income tax payable	(791)	448
Other current liabilities and non-current liabilities	2,985	887

Net cash provided by operating activities	37,113	19,752

Cash flows from investing activities
Purchase of marketable securities	(48,679)	(83,405)
Proceeds from sales of marketable securities	18,672	15,682
Proceeds from maturities of marketable securities	31,427	38,142
Payments in connection with business acquisition, net of cash acquired	—	(9,917)
Purchase of property, plant and equipment	(21,405)	(44,412)
Purchase of intangibles	(689)	(319)
Proceeds from disposal of property, plant and equipment	35	127

Net cash used in investing activities	(20,639)	(84,102)

Cash flows from financing activities
Proceeds of short-term loans from banks	5,000	15,744
Repayment of short-term loans from bank	(1,003)	—
Repayment of long-term loans from bank	(6,800)	(9,800)
Repayment of capital lease liability	(174)	(92)
Repurchase of ordinary shares	(9,910)	—
Proceeds from issuance of ordinary shares under employee share option plans	990	5,848
Withholding tax related to net share settlement of restricted share units	(3,744)	(1,008)

Net cash (used in) provided by financing activities	(15,641)	10,692

Net increase (decrease) in cash, cash equivalents and restricted cash	833	(53,658)

Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	137,137	142,804
Increase (decrease) in cash, cash equivalents and restricted cash	833	(53,658)
Effect of exchange rate on cash, cash equivalents and restricted cash	284	(401)

Cash, cash equivalents and restricted cash at end of period	$138,254	$88,745

Non-cash investing and financing activities
Construction, software-related and equipment-related payables	$5,658	$17,094

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(amount in thousands)	As of December 29, 2017	As of December 30, 2016
Cash and cash equivalents	$134,831	$85,619
Restricted cash in connection with business acquisition (non-current assets)	3,423	3,126

Cash, cash equivalents and restricted cash	$138,254	$88,745

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements for Fabrinet as of December 29, 2017 and for the three and six months ended December 29, 2017 and December 30, 2016 includes normal recurring adjustments, necessary for a fair presentation of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 30, 2017.

The balance sheet as of June 30, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 29, 2017 may not be indicative of results for the year ending June 29, 2018 or any future periods.

On September 14, 2016, the Company acquired 100% shareholding in Global CEM Solutions, Ltd. and all of its subsidiaries (including Fabrinet UK), a privately-held group located in Wiltshire, United Kingdom. The unaudited condensed consolidated financial statements of the Company include the financial position, results of operations and the cash flows of Fabrinet UK commencing as of the acquisition date. See Note 8—Business acquisition for further details on the accounting for this transaction.

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

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended December 29, 2017 and December 30, 2016 each consisted of 13 weeks. The six months ended December 29, 2017 and December 30, 2016 consisted of 26 weeks and 27 weeks, respectively. Fiscal year 2018 will be comprised of 52 weeks and will end on June 29, 2018.

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

New Accounting Pronouncements – not yet adopted by the Company

In November 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-14, “Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to the Staff Accounting Bulletin (“SAB”) No. 116 and SEC Release No. 33-10403”. This ASU amended, superseded and added certain SEC paragraphs in Topic 220, Topic 605 and Topic 606 to reflect the August 2017 issuance of SEC Staff Accounting Bulletin (SAB) 116 and SEC Release No. 33-10403. The SEC staff issued SAB 116 to align its revenue guidance with Accounting Standards Codification (ASC) 606. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendment delays the mandatory adoption of Topic 606 and Topic 842 for certain entities, revises the guidance related to performance-based incentive fees in Topic 605 and revises the guidance related to leases in Topic 840 and Topic 842. The revisions to the lease guidance eliminate language specific to certain sale-leaseback arrangements, guarantees of lease residual assets and loans made by lessees to owner-lessors. Also included is an amendment to Topic 842 to retain the guidance in Topic 840 covering the impact of changes in tax rates on investments in leveraged leases. This guidance, which is effective immediately, generally relates to the adoption of Topic 606 and Topic 842. The Company does not expect the amendments will impact its consolidated financial statements.

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

New Accounting Pronouncements – adopted by the Company

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This ASU is the final version of Proposed Accounting Standards Update 2016-310—Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which has been deleted. During the first six months of fiscal year 2017, the Company adopted this update with no impact to the unaudited condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. The Company has early adopted this update in the second quarter of fiscal year 2017 on a retrospective basis. As of December 30, 2016, restricted cash in connection with business acquisition of $3.1 million was presented in the statement of cash flows as cash, cash equivalents and restricted cash.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment award transactions, including, the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, for public companies. Early adoption is permitted for any entity in any interim or annual period. During the first six months of fiscal year 2018, the Company adopted this update with no impact to the unaudited condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815, does not, in and of itself, require designation of the hedging relationship, provided that all other hedge accounting criteria continue to be met. This guidance is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. During the first six months of fiscal year 2018, the Company adopted this update with no impact to the unaudited condensed consolidated financial statements.

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

	Three Months Ended		Six Months Ended
(amount in thousands except per share amounts)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Net income attributable to shareholders	$19,313	$25,292	$40,346	$48,058

Weighted-average number of ordinary shares outstanding (thousands of shares)	37,477	36,848	37,462	36,626
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	679	957	698	941

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	38,156	37,805	38,160	37,567

Basic earnings per ordinary share	$0.52	$0.69	$1.08	$1.31
Diluted earnings per ordinary share	$0.51	$0.67	$1.06	$1.28

As of December 29, 2017 and December 30, 2016, there were no anti-dilutive share options.

4.	Cash, cash equivalents and marketable securities

The Company’s cash, cash equivalents, and marketable securities can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities
As of December 29, 2017
Cash	$129,703	$—	$129,703	$—
Cash equivalents	5,128	—	5,128	—
Corporate bonds and commercial papers	106,783	(302)	—	106,481
U.S. agency and U.S. treasury securities	38,823	(190)	—	38,633
Sovereign and municipal securities	4,302	(13)	—	4,289

Total	$284,739	$(505)	$134,831	$149,403

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities
As of June 30, 2017
Cash	$131,240	$—	$131,240	$—
Cash equivalents	2,585	—	2,585	—
Corporate bonds and commercial papers	98,247	27	—	98,274
U.S. agency and U.S. treasury securities	50,768	(102)	—	50,666
Sovereign and municipal securities	2,507	3	—	2,510

Total	$285,347	$(72)	$133,825	$151,450

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

The following table summarizes the cost and estimated fair value of marketable securities classified as available-for-sale securities based on stated effective maturities as of December 29, 2017:

(amount in thousands)	Carrying Cost	Fair Value
Due within one year	$16,814	$16,808
Due between one to three years	129,579	129,095
Due after three years	3,515	3,500

Total	$149,908	$149,403

During the six months ended December 29, 2017, the Company recognized a realized loss of $0.36 million from sales and maturities of available-for-sale.

As of December 29, 2017, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the six months ended December 29, 2017.

As of December 29, 2017, cash, cash equivalents, and marketable securities included bank deposits of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement (as defined in Note 11) and comply with covenants. As discussed in Note 11, under the terms and conditions of the Facility Agreement, the Company must maintain cash, cash equivalents and/or marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits, and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. The Company must comply with this covenant from and after the effective date of the Facility Agreement.

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

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of December 29, 2017
Assets
Cash equivalents	$—	$5,128		$—	$5,128
Corporate bonds and commercial papers	—	106,481		—	106,481
U.S. agency and U.S. treasury securities	—	38,633		—	38,633
Sovereign and municipal securities	—	4,289		—	4,289
Derivative assets	—	105	(1)	—	105

Total	$—	$154,636		$—	$154,636

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 30, 2017
Assets
Cash equivalents	$—	$2,585		$—	$2,585
Corporate bonds and commercial papers	—	98,274		—	98,274
U.S. agency and U.S. treasury securities	—	50,666		—	50,666
Sovereign and municipal securities	—	2,510		—	2,510
Derivative assets	—	15	(2)	—	15

Total	$—	$154,050		$—	$154,050

(1)	Foreign currency forward contracts with notional amount of $31.5 million and Canadian dollars 0.3 million.
(2)	Foreign currency forward contracts with notional amount of $1.0 million and Canadian dollars 0.6 million.

Derivative Financial Instruments

As a result of foreign currency rate fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency denominated assets and liabilities change. The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency denominated assets and liabilities and other foreign currency transactions. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard. As of December 29, 2017, the Company recognized the fair value of foreign currency forward contracts of $0.1 million as derivative assets in the unaudited condensed consolidated balance sheet under other current assets. As of June 30, 2017, the Company recognized the fair value of foreign currency forward contracts of $0.02 million as derivative assets in the consolidated balance sheet under other current assets.

As of December 29, 2017, the Company had 17 outstanding foreign currency forward contracts with an aggregate notional amount of $31.5 million and Canadian dollars 0.3 million, maturing during January to March 2018. These foreign currency forward contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollar. During the six months ended December 29, 2017, the Company included an unrealized loss of $0.1 million from changes in the fair value of foreign currency contracts in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.

As of December 30, 2016, the Company had one outstanding foreign currency forward contract with a notional amount of Canadian dollars 0.2 million, maturing in March 2017. This foreign currency forward contract was not designated for hedge accounting and was used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Canadian dollar. During the six months ended December 30, 2016, the Company included an unrealized loss of $1.0 thousand from changes in the fair value of foreign currency contracts in earnings in the unaudited condensed consolidated statements of operations and comprehensive income.

6.	Trade accounts receivable, net

(amount in thousands)	As of December 29, 2017	As of June 30, 2017
Trade accounts receivable	$258,901	$264,389
Less: allowance for doubtful account	(45)	(40)

Trade accounts receivable, net	$258,856	$264,349

In September 2017, the Company fully repaid short-term loans from bank. Therefore, as of December 29, 2017, there were no trade accounts receivables secured to such loans. As of June 30, 2017, trade accounts receivable of $3.0 million were secured to short-term loans from bank (See Note 11).

7.	Inventory

(amount in thousands)	As of December 29, 2017	As of June 30, 2017
Raw materials	$96,088	$88,640
Work in progress	112,157	105,732
Finished goods	21,625	33,998
Goods in transit	12,683	13,025

	242,553	241,395
Less: Inventory obsolescence	(3,384)	(2,730)

Inventory, net	$239,169	$238,665

8.	Business acquisition

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

The allocation of consideration to the individual net assets acquired was finalized in the fourth quarter of fiscal year 2017. As the functional currency of Fabrinet UK is pound sterling (“GBP”), for the six months ended December 29, 2017 and December 30, 2016, the Company recognized a $0.6 million gain and a $1.2 million loss, respectively, from foreign currency translation adjustment in its unaudited condensed consolidated statements of operations and comprehensive income under other comprehensive income, net of tax.

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

In connection with the Company’s acquisition of Fabrinet UK, the Company assumed lease agreements for certain machine and equipment, which are accounted for as capital leases. As of December 29, 2017 and June 30, 2017, the Company included approximately $1.2 million and $1.9 million, respectively, of capital lease assets and $1.2 million and $1.4 million, respectively, of capital lease liability in the unaudited condensed consolidated balance sheets associated with these acquired lease agreements.

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

During the six months ended December 29, 2017, there were no transaction costs related to the acquisition.

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

9.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of December 29, 2017
Software	$6,251	$(4,240)	$—	$2,011
Customer relationships	4,373	(1,037)	43	3,379
Backlog	119	(78)	1	42

Total intangibles	$10,743	$(5,355)	$44	$5,432

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 30, 2017
Software	$5,944	$(3,850)	$—	$2,094
Customer relationships	4,373	(606)	(88)	3,679
Backlog	119	(51)	(1)	67

Total intangibles	$10,436	$(4,507)	$(89)	$5,840

The Company recorded amortization expense relating to intangibles of $0.4 million and $0.3 million for the three months ended December 29, 2017 and December 30, 2016, respectively, and $0.7 million and $0.3 million for the six months ended December 29, 2017 and December 30, 2016, respectively.

The weighted-average remaining life of customer relationships and backlog are:

(years)	As of December 29, 2017	As of June 30, 2017
Customer relationships	6.5	6.9
Backlog	1.3	1.6

Based on the carrying amount of intangibles as of December 29, 2017, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousands)
2018 (remaining six months)	$794
2019	1,465
2020	987
2021	837
2022	571
Thereafter	778

Total	$5,432

10.	Goodwill

The changes in the carrying amount of goodwill from the acquisition of Fabrinet UK were as follows:

(amount in thousands)	Goodwill
Balance as of June 30, 2017	$3,806
Foreign currency translation adjustment	127

Balance as of December 29, 2017	$3,933

(amount in thousands)	Goodwill
Balance as of June 24, 2016	$—
Addition in connection with business acquisition	3,883
Foreign currency translation adjustment	(77)

Balance as of June 30, 2017	$3,806

Goodwill is not deductible for tax purposes. Goodwill will not be amortized but is reviewed annually for impairment or more frequently whenever changes or circumstances indicate the carrying amount of goodwill may not be recoverable.

11.	Borrowings

The Company’s total borrowings, including short-term and long-term borrowings, consisted of the following:

(amount in thousands)
Rate	Conditions	Maturity	As of December 29, 2017	As of June 30, 2017
Short-term borrowings:
Revolving borrowing:
LIBOR(1) + 1.75% per annum	Repayable in 1 to 6 months	January 2018(2)	$39,000	$34,000
Short-term loans from bank:
Bank Base rate +1.85% per annum	Repayable based on credit terms of secured accounts receivable		—	1,003
Current portion of long-term borrowing			13,600	13,600

			52,600	48,603
Less: Unamortized debt issuance costs			(157)	(201)

			$52,443	$48,402

Long-term borrowings:
Term loan borrowing:
LIBOR +1.75% per annum	Repayable in quarterly installments	May 2019	$29,600	$36,400

Less: Current portion			(13,600)	(13,600)
Unamortized debt issuance costs			(31)	(99)

Non-current portion			$15,969	$22,701

(1)	LIBOR is London Interbank Offered Rate.
(2)	In December 2017, the maturity date was extended to January 2018.

The movements of long-term loans for the six months ended December 29, 2017 and December 30, 2016 were as follows:

	Six Months Ended
(amount in thousands)	December 29, 2017	December 30, 2016
Opening balance	$36,400	$54,500
Repayments during the period	(6,800)	(9,800)

Closing balance	$29,600	$44,700

As of December 29, 2017, future maturities of long-term debt during each fiscal year were as follows:

(amount in thousands)
2018 (remaining six months)	$6,800
2019	22,800

Total	$29,600

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

On February 26, 2015, the Company entered into the Second Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from May 21, 2015 to July 31, 2015. It also allowed the Company, upon the satisfaction of certain conditions, to designate from time to time one or more of its subsidiaries as borrowers under the Facility Agreement. On July 31, 2015, the Company entered into the Third Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from July 31, 2015 to July 31, 2016. On July 22, 2016, the Company entered into the Fourth Amendment to the Facility Agreement to change the timing of filing certain financial information with the bank. The Company fully drew down the term loan facility in fiscal year 2016. As of December 29, 2017, $39.0 million of the revolving borrowing and $29.6 million of the term loan borrowing was outstanding under the Facility Agreement, resulting in available credit facilities of $111.0 million. Borrowings under the revolving credit facility are classified as current liabilities in the unaudited condensed consolidated balance sheets as the Company has the periodic option to renew or pay, all or a portion of, the outstanding balance at the end of the maturity date, which is in the range of one to six months, without premium or penalty, upon notice to the administrative agent. During December 2017, the Company sent notices to the bank to renew the maturity date of its revolving borrowings. The bank approved the notices and extended the maturity to January 2018.

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

On July 24, 2017, the Company entered into an interest rate swap agreement (the “Swap Agreement”), which the Company did not designate as hedging instruments. The Swap Agreement was used to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. The terms of the Swap Agreement effectively convert the floating interest rate of the term loans under the Facility Agreement to the fixed interest rate of 1.55% per annum through maturity of the term loan in May 2019. The swap transactions are due and settled monthly. During the six months ended December 29, 2017, the Company included a net loss of $23.0 thousand from the settlement of the Swap Agreement as interest expenses in the unaudited condensed consolidated statements of operations and comprehensive income.

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

The Facility Agreement contains customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (1) a minimum tangible net worth of not less than $200.0 million plus 50% of quarterly net income, exclusive of quarterly losses; (2) a minimum debt service coverage ratio of not less than 1.50:1.00; (3) a maximum senior leverage ratio of not more than 2.50:1.00; and (4) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of December 29, 2017, the Company was in compliance with all covenants under the Facility Agreement.

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

Short-term loans from bank

In connection with the business acquisition in the first quarter of fiscal year 2017, the Company assumed a secured borrowing agreement. In the first quarter of fiscal year 2018, the Company fully repaid these short-term loans and sent a notification letter to the bank to terminate this secured borrowing agreement. As a result, the bank released secured trade accounts receivable and the way chattels mortgage over the plant and machine of Fabrinet UK.

Undrawn available credit facilities classified by availability period of future borrowing as of December 29, 2017 and June 30, 2017 were as follows:

(amount in thousands)	December 29, 2017	June 30, 2017
Short-term	$—	$1,965
Long-term	$111,000	$116,000

12.	Income taxes

As of December 29, 2017 and June 30, 2017, the liability for uncertain tax positions including accrued interest and penalties was $2.2 million and $2.0 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.

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

The effective tax rates for the Company for the three months ended December 29, 2017 and December 30, 2016 were 6.3% and 6.8%, respectively, of net income. The decrease was primarily due to the fact that the Company had higher income not subject to tax during the three months ended December 29, 2017, compared with the three months ended December 30, 2016.

The effective tax rates for the Company for the six months ended December 29, 2017 and December 30, 2016 were 6.3% and 6.7%, respectively, of net income. The decrease was primarily due to the fact that the Company had higher income not subject to tax during the six months ended December 29, 2017, compared with the six months ended December 30, 2016.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. The TCJ Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions. The impact of the TCJ Act for the Company was a reduction of the value of deferred tax assets (which represent future tax benefits) of its U.S. subsidiaries as a result of lowering the U.S. corporate income tax rate from 35% to 21%. This reduction of the value of deferred tax assets was fully offset by a reversal of the valuation allowance on the related deferred tax assets. Therefore, there is no impact to the unaudited condensed consolidated financial statements.

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

The effect of recording share-based compensation expense for the three and six months ended December 29, 2017 and December 30, 2016 was as follows:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Share-based compensation expense by type of award:
Restricted share units	4,586	7,633	9,433	12,453
Performance share units	872	964	2,945	1,755

Total share-based compensation expense	5,458	8,597	12,378	14,208
Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$5,458	$8,597	$12,378	$14,208

Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months ended		Six Months Ended
(amount in thousands)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Cost of revenue	$1,812	$1,514	$3,713	$2,528
Selling, general and administrative expense	3,646	7,083	8,665	11,680

Total share-based compensation expense	$5,458	$8,597	$12,378	$14,208

The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and six months ended December 29, 2017 and December 30, 2016.

Share-based award activity

Fabrinet maintains the following equity incentive plans: the Amended and Restated 2010 Performance Incentive Plan (the “2010 Plan”) and the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”).

On March 12, 2010, Fabrinet’s shareholders adopted the 2010 Plan. On December 20, 2010, December 20, 2012 and December 14, 2017, Fabrinet’s shareholders adopted amendments to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan by 500,000 shares, 3,700,000 shares and 2,100,000 shares, respectively. As of December 29, 2017, there were an aggregate of 34,057 share options outstanding, 1,163,994 restricted share units outstanding and 605,892 performance share units outstanding under the 2010 Plan. As of December 29, 2017, there were 2,547,960 ordinary shares available for future grant under the 2010 Plan.

On November 2, 2017, Fabrinet adopted the 2017 Inducement Plan with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual. As of December 29, 2017, there were an aggregate of 48,653 restricted share units outstanding and 97,306 performance share units outstanding under the 2017 Inducement Plan. As of December 29, 2017, there were 14,041 ordinary shares available for future grant under the 2017 Inducement Plan.

Share options

Share options have been granted to directors and employees. Fabrinet’s board of directors has the authority to determine the type of option and the number of shares subject to an option. Options generally vest and become exercisable over four years and expire, if not exercised, within seven years of the grant date. In the case of a grantee’s first grant, 25 percent of the underlying shares vest 12 months after the vesting commencement date and 1/48 of the underlying shares vest monthly over each of the subsequent 36 months. In the case of any additional grants to a grantee, 1/48 of the underlying shares vest monthly over four years, commencing one month after the vesting commencement date.

The following summarizes share option activity:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2017	96,688	96,688	$15.70
Granted	—		—	—
Exercised	(62,631)		$15.80
Forfeited	—		—
Expired	—		$—

Balance as of December 29, 2017	34,057	34,057	$15.52

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2016	464,334	464,334	$15.95
Granted	—		—	—
Exercised	(365,066)		$16.02
Forfeited	—		—
Expired	(5)		$5.75

Balance as of December 30, 2016	99,263	99,263	$15.71

The following summarizes information for share options outstanding as of December 29, 2017 under the 2010 Plan:

	Range of Exercise Price	Number of Shares Underlying Options	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (amount in thousands)
	$14.12	21,638	0.86
	$15.16	5,369	0.63
	$18.60 -$25.50	7,050	0.93

Options outstanding		34,057	0.84	$449

Options exercisable		34,057	0.84	$449

As of December 29, 2017, there was no unrecognized compensation cost for share options issued under the 2010 Plan.

Restricted share units and performance share units

Restricted share units and performance share units have been granted under the 2010 Plan and the 2017 Inducement Plan.

Restricted share units granted to employees generally vest in equal installments over three or four years on each anniversary of the vesting commencement date. Restricted share units granted to non-employee directors generally cliff vest 100% on the first of January, approximately one year from the grant date, provided the director continues to serve through such date.

Performance share units granted to executives will vest, if at all, at the end of a two-year performance period based on the Company’s achievement of pre-defined performance criteria, which consist of revenue and gross margin targets. The actual number of performance share units that may vest at the end of the performance period ranges from 0% to 100% of the award grant.

The following summarizes restricted share unit activity under the 2010 Plan and the 2017 Inducement Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2017	1,058,605	$31.59
Granted	430,948	37.12
Issued	(285,902)	27.00
Forfeited	(39,657)	35.97

Balance as of December 29, 2017	1,163,994	$34.62

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2016	1,181,402	$18.34
Granted	741,973	39.23
Issued	(423,035)	16.41
Forfeited	(38,170)	22.35

Balance as of December 30, 2016	1,462,170	$29.40

The following summarizes performance share unit activity under the 2010 Plan and the 2017 Inducement Plan:

	Number of Shares		Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2017	227,268		$40.48
Granted	378,624	(1)	37.16
Issued	—		—
Forfeited	—		—

Balance as of December 29, 2017	605,892		$38.41

	Number of Shares		Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2016	—		—
Granted	234,678	(1)	$40.48
Issued	—		—
Forfeited	—		—

Balance as of December 30, 2016	234,678		$40.48

(1)	This represents the target number of performance share units (PSUs) granted. The actual number of PSUs that may be earned, if any, is dependent upon performance and may range from 0% to 100% percent of the target.

As of December 29, 2017, there was $21.7 million and $5.6 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the 2010 Plan and the 2017 Inducement Plan that are expected to be recorded over a weighted-average period of 2.66 years and 1.18 years, respectively.

For the six months ended December 29, 2017 and December 30, 2016, the Company withheld an aggregate of 91,728 shares and 26,085 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the six months ended December 29, 2017 and December 30, 2016, the Company then remitted cash of $3.7 million and $1.0 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

14.	Shareholders’ equity

Share capital

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the six months ended December 29, 2017, Fabrinet issued 62,631 ordinary shares upon the exercise of options, for cash consideration at a weighted-average exercise price of $15.80 per share, and 194,174 ordinary shares upon the vesting of restricted share units, net of shares withheld.

All such issued shares are fully paid.

Treasury stock

In August 2017, Fabrinet’s board of directors approved a share repurchase program to permit Fabrinet to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, at such time and such prices as management may decide. During the three and six months ended December 29, 2017, 315,973 shares were repurchased under the program, at an average price per share of $31.36, totaling $9.9 million and $9.9 million, respectively. All such repurchased shares are held as treasury stock. As of December 29, 2017, Fabrinet had a remaining authorization to purchase up to an additional $20.1 million worth of its ordinary shares under the share repurchase program.

15.	Accumulated other comprehensive income

The changes in AOCI for the six months ended December 29, 2017 were as follows:

(amount in thousands)	Unrealized net Losses on Marketable Securities	Unrealized net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustment (Losses) Gains	Total
Balance as of June 30, 2017	$(72)	$34	$(310)	$(348)
Other comprehensive income before reclassification adjustment	(75)	—	569	494
Amounts reclassified out of AOCI to foreign exchange loss in the unaudited condensed consolidated statements of operations and comprehensive income	(357)	(1)	—	(358)
Tax effects	—	—	—	—

Other comprehensive (loss) income	$(432)	$(1)	$569	$136

Balance as of December 29, 2017	$(504)	$33	$259	$(212)

The changes in AOCI for the six months ended December 30, 2016 were as follows:

(amount in thousands)	Unrealized net (Losses) Gains on Marketable Securities	Unrealized net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustment (Losses) Gains	Total
Balance as of June 24, 2016	$399	$192	$—	$591
Other comprehensive income before reclassification adjustment	(525)	—	(1,162)	(1,687)
Amounts reclassified out of AOCI to foreign exchange loss in the unaudited condensed consolidated statements of operations and comprehensive income	(15)	(158)	—	(173)
Tax effects	—	—	—	—

Other comprehensive loss	$(540)	$(158)	$(1,162)	$(1,860)

Balance as of December 30, 2016	$(141)	$34	$(1,162)	$(1,269)

16.	Commitments and contingencies

Bank guarantees

As of December 29, 2017 and June 30, 2017, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to $1.5 million as of both dates.

Operating lease commitments

The Company leases a portion of its office, capital equipment, and certain land and buildings for its facilities in the Cayman Islands, China, New Jersey and the United Kingdom under operating lease arrangements that expire in various calendar years through 2023. Rental expense under these operating leases amounted to $0.9 million and $0.8 million for the six months ended December 29, 2017 and December 30, 2016, respectively.

As of December 29, 2017, the future minimum lease payments due under non-cancelable operating leases during each fiscal year were as follows:

(amount in thousands)
2018 (remaining six months)	$815
2019	1,164
2020	945
2021	543
2022	430
Thereafter	466

Total minimum operating lease payments	$4,363

Capital lease commitments

In connection with the acquisition of Fabrinet UK, the Company assumed the capital lease commitments of certain machines and equipment, with various expiration dates until September 2020. The equipment can be purchased at the determined prices upon expiration of such contracts.

As of December 29, 2017, the future minimum lease payments due under non-cancelable capital leases during each fiscal year were as follows:

(amount in thousands)
2018 (remaining six months)	$239
2019	464
2020	422
2021	108

Total minimum capital lease payments	$1,233

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

On December 23, 2016, the Company entered into an agreement to purchase a parcel of land in Chonburi, Thailand, to support the expansion of the Company’s production in Thailand. The aggregate purchase price is approximately $5.6 million, of which the first installment of $1.1 million was paid by the Company on January 10, 2017 and the remaining balance of the purchase price was paid by the Company on December 25, 2017.

As of December 29, 2017, the Company had an outstanding commitment to third parties of approximately $7.1 million.

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

17.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of December 29, 2017, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
North America	$152,167	$157,997	$309,158	$323,992
Asia-Pacific	130,354	136,692	273,217	251,437
Europe	54,551	56,467	112,010	107,770

	$337,072	$351,156	$694,385	$683,199

As of December 29, 2017 and December 30, 2016, the Company had approximately $34.4 million and $35.9 million of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific and Europe.

Significant customers

The Company had three customers that each contributed to 10% or more of its total trade accounts receivable as of December 29, 2017 and June 30, 2017.

18.	Expenses related to reduction in workforce

As part of the Company’s ongoing efforts to achieve greater efficiencies in all areas of its business, during the three and six months ended December 29, 2017, the Company implemented a reduction in workforce and incurred expenses of approximately $1.7 million and $1.7 million, respectively, which represented severance and benefits costs incurred for the termination of approximately 204 employees in accordance with contractual obligations and local regulations.

19.	Subsequent event

In February 2018, Fabrinet’s board of directors approved the repurchase of up to an additional $30.0 million of Fabrinet’s outstanding ordinary shares, bringing the aggregate authorization under Fabrinet’s existing share repurchase program to $60.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our expectation that the portion of our future revenues attributable to customers in regions outside of North America will continue to increase compared with the portion of those revenues for the six months ended December 29, 2017;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2018 selling, general and administrative (“SG&A”) expenses will increase on an absolute dollar basis and decrease as a percentage of revenue compared to fiscal year 2017;

•	our expectation that our employee costs will increase in Thailand and the People’s Republic of China (“PRC”);

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	our plans to execute acquisitions;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.

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

The percentage of our revenues generated from a bill-to location outside of North America remained flat in the three months ended December 30, 2016 as compared to the three months ended December 29, 2017, and increased from 52.6% in the six months ended December 30, 2016 to 55.5% in the six months ended December 29, 2017, primarily because of an increase in sales to our customers in Asia-Pacific. We expect that the portion of our future revenues attributable to customers in regions outside North America will continue to increase as compared with the portion of revenues attributable to such customers during the six months ended December 29, 2017.

The following table presents percentages of total revenues by geographic regions:

	Three Months Ended		Six Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
North America	45.1%	45.0%	44.5%	47.4%
Asia-Pacific	38.7	38.9	39.3	36.8
Europe	16.2	16.1	16.2	15.8

	100.0%	100.0%	100.0%	100.0%

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

Our infrastructure costs are comprised of depreciation, utilities, facilities management and overhead costs. Most of our facility leases are long-term agreements. Our depreciation costs include buildings and fixed assets, primarily at our Pinehurst and Chonburi campuses in Thailand, and capital equipment located at each of our manufacturing locations.

We expect to incur incremental costs of revenue as a result of our planned expansion into new geographic markets, though we are not able to determine the amount of these incremental expenses.

Selling, General and Administrative Expenses

Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2018, we expect our SG&A expenses will increase on an absolute dollar basis and decrease as a percentage of revenue compared with fiscal year 2017, due to higher share-based compensation expenses as a result of restricted share units and performance share units granted to executives in August 2017 and November 2017.

The compensation committee of our board of directors approved a fiscal year 2018 executive incentive plan with quantitative objectives that are based solely on achieving certain revenue non-GAAP gross margin targets for our fiscal year ending June 29, 2018. Bonuses under our fiscal year 2018 executive incentive plan are payable after the end of fiscal year 2018. In fiscal year 2017, the compensation committee approved a fiscal year 2017 executive incentive plan with quantitative objectives that were based solely on achieving certain revenue and non-GAAP gross margin targets for our fiscal year ended June 30, 2017. In the three months ended September 29, 2017, the compensation committee awarded bonuses to our executive employees for Company achievements of performance under our fiscal 2017 executive incentive plan. Discretionary merit-based bonus awards were also available to our non-executive employees and were payable as of December 29, 2017.

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

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of December 29, 2017			As of June 30, 2017
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	461,231	$14,114	52.3	395,123	$11,628	47.3
RMB	22,737	3,480	12.9	26,965	3,980	16.2
GBP	6,986	9,403	34.8	6,896	8,982	36.5

Total		$26,997	100.0		$24,590	100.0

Liabilities
Thai baht	1,360,214	$41,622	82.7	1,875,338	$55,189	82.7
RMB	29,071	4,449	8.8	28,451	4,200	6.3
GBP	3,168	4,264	8.5	5,625	7,326	11.0

Total		$50,335	100.0		$66,715	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of December 29, 2017 and June 30, 2017, there were $31.5 million and $1.0 million in forward contracts, respectively, outstanding against forecasted Thai baht payables.

The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of December 29, 2017 and June 30, 2017, we did not have any derivative contracts denominated in RMB.

The GBP assets represent cash, trade accounts receivable and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of December 29, 2017 and June 30, 2017, we did not have any derivative contracts denominated in GBP.

For the six months ended December 29, 2017 and December 30, 2016, we recorded loss of $0.1 million and $1 thousand, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. The TCJ Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions. While we are able to make reasonable estimates of the impact of the reduction in corporate rate, the final impact of the TCJ Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. We are continuing to gather additional information to determine the final impact.

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

	Three Months Ended		Six Months Ended
(amount in thousands)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Revenues	$337,072	$351,156	$694,385	$683,199
Cost of revenues	(299,906)	(308,110)	(616,887)	(600,545)

Gross profit	37,166	43,046	77,498	82,654
Selling, general and administrative expenses	(13,157)	(17,651)	(28,835)	(33,483)
Expenses related to reduction in workforce	(1,776)	—	(1,776)	—

Operating income	22,233	25,395	46,887	49,171
Interest income	596	320	1,405	757
Interest expense	(826)	(555)	(1,679)	(1,876)
Foreign exchange (loss) gain, net	(1,348)	1,945	(3,282)	3,602
Other income	250	147	347	289

Income before income taxes	20,905	27,252	43,678	51,943
Income tax expense	(1,592)	(1,960)	(3,332)	(3,885)

Net income	19,313	25,292	40,346	48,058
Other comprehensive income (loss), net of tax	(418)	(2,256)	136	(1,860)

Net comprehensive income	$18,895	$23,036	$40,482	$46,198

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(89.0)	(87.7)	(88.8)	(87.9)

Gross profit	11.0	12.3	11.2	12.1
Selling, general and administrative expenses	(3.9)	(5.0)	(4.1)	(4.9)
Expenses related to reduction in workforce	(0.5)	—	(0.3)	—

Operating income	6.6	7.3	6.8	7.2
Interest income	0.2	0.1	0.2	0.1
Interest expense	(0.3)	(0.2)	(0.2)	(0.3)
Foreign exchange (loss) gain, net	(0.4)	0.6	(0.5)	0.5
Other income	0.1	0.0	0.0	0.1

Income before income taxes	6.2	7.8	6.3	7.6
Income tax expense	(0.5)	(0.6)	(0.5)	(0.6)

Net income	5.7	7.2	5.8	7.0
Other comprehensive income (loss), net of tax	(0.1)	(0.6)	0.1	(0.3)

Net comprehensive income	5.6%	6.6%	5.9%	6.7%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Six Months Ended
(amount in thousands)	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016
Optical communications	$241,889	$274,244	$517,501	$531,051
Lasers, sensors and other	95,183	76,912	176,884	152,148

Total	$337,072	$351,156	$694,385	$683,199

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three and Six Months Ended December 29, 2017 with Three and Six Months Ended December 30, 2016

Total revenues.

Our total revenues decreased by $14.1 million, or 4.0%, to $337.1 million for the three months ended December 29, 2017, compared with $351.2 million for the three months ended December 30, 2016. This decrease was primarily due to a decrease in our customers’ demand for optical communications manufacturing services partially offset by an increase in our customers’ demand for non-optical communications manufacturing services. Revenues from optical communications manufacturing services represented 71.8% of our total revenues for the three months ended December 29, 2017, compared to 78.1% for the three months ended December 30, 2016.

Our total revenues increased by $11.2 million, or 1.6%, to $694.4 million for the six months ended December 29, 2017, compared with $683.2 million for the six months ended December 30, 2016. This increase was primarily due to an increase in our customers’ demand for non-optical communications manufacturing services partially offset by a decrease in our customers’ demand for optical communications manufacturing services. Revenues from optical communications manufacturing services represented 74.5% of our total revenues for the six months ended December 29, 2017, compared to 77.7% for the six months ended December 30, 2016.

Cost of revenues.

Our cost of revenues decreased by $8.2 million, or 2.7%, to $299.9 million, or 89.0% of total revenues, for the three months ended December 29, 2017, compared with $308.1 million, or 87.7% of total revenues, for the three months ended December 30, 2016. The decrease in cost of revenues on an absolute dollar basis was primarily due to a decrease in sales volume. Cost of revenues also included share-based compensation expenses of $1.8 million for the three months ended December 29, 2017, compared with $1.5 million for the three months ended December 30, 2016.

Our cost of revenues increased by $16.3 million, or 2.7%, to $616.9 million, or 88.8% of total revenues, for the six months ended December 29, 2017, compared with $600.5 million, or 87.9% of total revenues, for the six months ended December 30, 2016. The increase in cost of revenues was primarily due to an increase in sales volume. Cost of revenues also included share-based compensation expenses of $3.7 million for the six months ended December 29, 2017, compared with $2.5 million for the six months ended December 30, 2016.

Gross profit.

Our gross profit decreased by $5.9 million, or 13.7%, to $37.2 million, or 11.0% of total revenues, for the three months ended December 29, 2017, compared with $43.0 million, or 12.3% of total revenues, for the three months ended December 30, 2016.

Our gross profit decreased by $5.2 million, or 6.2%, to $77.5 million, or 11.2% of total revenues, for the six months ended December 29, 2017, compared with $82.7 million, or 12.1% of total revenues, for the six months ended December 30, 2016.

SG&A expenses.

Our SG&A expenses decreased by $4.5 million, or 25.5%, to $13.2 million, or 3.9% of total revenues, for the three months ended December 29, 2017, compared with $17.7 million, or 5.0% of total revenues, for the three months ended December 30, 2016. Our SG&A expenses decreased primarily due to lower incentive-based compensation.

Our SG&A expenses decreased by $4.6 million, or 13.9%, to $28.8 million, or 4.1% of total revenues, for the six months ended December 29, 2017, compared with $33.5 million, or 4.9% of total revenues, for the six months ended December 30, 2016. Our SG&A expenses decreased primarily due to lower incentive-based compensation, and lower expenses relating to merger and acquisition activities.

Operating income.

Our operating income decreased by $3.2 million to $22.2 million, or 6.6% of total revenues, for the three months ended December 29, 2017, compared with $25.4 million, or 7.3% of total revenues, for the three months ended December 30, 2016.

Our operating income decreased by $2.3 million to $46.9 million, or 6.8% of total revenues, for the six months ended December 29, 2017, compared with $49.2 million, or 7.2% of total revenues, for the six months ended December 30, 2016.

Interest income.

Our interest income increased by $0.3 million to $0.6 million, or 0.2% of total revenues, for the three months ended December 29, 2017, compared with $0.3 million, or 0.1% of total revenues, for the three months ended December 30, 2016. Our interest income increased by $0.6 million to $1.4 million, or 0.2% of total revenues, for the six months ended December 29, 2017, compared with $0.8 million, or 0.1% of total revenues, for the six months ended December 30, 2016. The increase was primarily due to a higher weighted average interest rate and an increase in the average balance of our outstanding cash.

Interest expense.

Our interest expense increased by $0.3 million to $0.8 million for the three months ended December 29, 2017, compared with $0.5 million for the three months ended December 30, 2016. Our interest expense decreased by $0.2 million to $1.7 million for the six months ended December 29, 2017, compared with $1.9 million for the six months ended December 30, 2016. The decrease was primarily due to a decrease in the average balance of our bank borrowings.

Foreign exchange gain (loss), net.

Our foreign exchange gain, net, decreased by $3.3 million to foreign exchange (loss), net, of $(1.3) million, or (0.4)% of total revenues, for the three months ended December 29, 2017, compared with foreign exchange gain, net, of $1.9 million, or 0.6% of total revenues, for the three months ended December 30, 2016. The decrease was primarily due to the fluctuation of foreign currencies, particularly the depreciation of U.S. dollars against Thai baht.

Our foreign exchange gain, net, decreased by $6.9 million to foreign exchange (loss), net, of $(3.3) million, or (0.5)% of total revenues, for the six months ended December 29, 2017, compared with foreign exchange gain, net, of $3.6 million, or 0.5% of total revenues, for the six months ended December 30, 2016. The decrease was primarily due to the fluctuation of foreign currencies, particularly the depreciation of U.S. dollars against Thai baht.

Income before income taxes.

We recorded income before income taxes of $20.9 million and $43.7 million for the three and six months ended December 29, 2017, respectively, compared with $27.3 million and $51.9 million for the three and six months ended December 30, 2016, respectively.

Income tax expense.

Our provision for income tax reflects an effective tax rate of 6.3% for the three months ended December 29, 2017, compared with an effective tax rate of 6.8% for the three months ended December 30, 2016. The decrease was primarily due to the fact that we had higher income not subject to tax during the three months ended December 29, 2017 as compared to the same period in fiscal year 2017.

Our provision for income tax reflects an effective tax rate of 6.3% for the six months ended December 29, 2017, compared with an effective tax rate of 6.7% for the six months ended December 30, 2016. The decrease was primarily due to the fact that we had higher income not subject to tax during the six months ended December 29, 2017 as compared to the same period in fiscal year 2017.

Net income.

We recorded net income of $19.3 million, or 5.7% of total revenues, for the three months ended December 29, 2017, compared with $25.3 million, or 7.2% of total revenues, for the three months ended December 30, 2016.

We recorded net income of $40.3 million, or 5.8% of total revenues, for the six months ended December 29, 2017, compared with $48.1 million, or 7.0% of total revenues, for the six months ended December 30, 2016.

Other comprehensive (loss) income.

We recorded other comprehensive (loss) of $(0.4) million, or (0.1)% of total revenues, for the three months ended December 29, 2017, compared with other comprehensive (loss) of $(2.3) million, or (0.6)% of total revenues, for the three months ended December 30, 2016. The decrease was primarily due to the foreign currency translation adjustment of $1.9 million in connection with the operations of Fabrinet UK.

We recorded other comprehensive income of $0.1 million, or 0.1% of total revenues, for the six months ended December 29, 2017, compared with other comprehensive (loss) of $(1.9) million, or (0.3)% of total revenues, for the six months ended December 30, 2016. The increase was primarily due to the foreign currency translation adjustment of $1.7 million in connection with the operations of Fabrinet UK.

Liquidity and Capital Resources

Cash Flows and Working Capital

We primarily finance our operations through cash flow from operations. As of December 29, 2017 and December 30, 2016, we had cash, cash equivalents, and marketable securities of $284.2 million and $256.1 million, respectively, and outstanding debt of $68.4 million and $68.1 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents for the three and six months ended December 29, 2017 was 1.0%, and for the three and six months ended December 30, 2016 was 0.5% and 0.4%, respectively.

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

During the six months ended December 29, 2017, we repaid a term loan of $6.8 million under our Facility Agreement; as a result, as of December 29, 2017, we had a long-term borrowing of $29.6 million and short-term borrowing of $39.0 million under our Facility Agreement. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held investments in short-term marketable securities of $149.4 million as of December 29, 2017.

We believe that our current cash and cash equivalents, marketable securities, cash flow from operations, and funds available through our credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

The following table shows our cash flows for the periods indicated:

	Six Months Ended
(amount in thousands)	December 29, 2017	December 30, 2016
Net cash provided by operating activities	$37,113	$19,752
Net cash used in investing activities	$(20,639)	$(84,102)
Net cash (used in) provided by financing activities	$(15,641)	$10,692
Net increase (decrease) in cash, cash equivalents and restricted cash	$833	$(53,658)

Operating Activities

Net cash provided by operating activities increased by $17.4 million, or 87.9%, to $37.1 million for the six months ended December 29, 2017, compared with net cash provided by operating activities of $19.8 million for the six months ended December 30, 2016. This increase was due to net cash inflow from trade accounts receivable of $46.5 million and inventory of $28.2 million, partially offset by net cash outflow from trade accounts payable of $44.7 million and other current assets and other non-current assets of $11.5 million as compared with the six months ended December 30, 2016.

Investing Activities

Net cash used in investing activities decreased by $63.5 million, or 75.5%, to $20.6 million for the six months ended December 29, 2017, compared with net cash used in investing activities of $84.1 million for the six months ended December 30, 2016. This decrease was primarily due to (1) a net decrease in marketable securities of $31.0 million, (2) a decrease in the purchase of property, plant and equipment and intangibles of $22.6 million, and (3) a decrease of $9.9 million in payments in connection with the acquisition of Fabrinet UK.

Financing Activities

Net cash for financing activities decreased by $26.3 million, or 246.3%, to net cash used in financing activities of $15.6 million for the six months ended December 29, 2017, compared with net cash provided by financing activities of $10.7 million for the six months ended December 30, 2016. This decrease was primarily due to (1) an increase of $9.9 million in the repurchase of ordinary shares pursuant to our share repurchase program, (2) a decrease in the proceeds from our revolving bank loan of $10.7 million, (3) a decrease in the proceeds from the issuance of ordinary shares under employee share option plans of $4.9 million, and (4) an increase in withholding tax related to net share settlement of restricted share units of $2.7 million, compared with the same period last year. These were offset by a decrease in the repayment of long-term loans from bank of $3.0 million.

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

Interest Rate Risk

We had cash, cash equivalents, and marketable securities totaling $284.2 million and $285.3 million as of December 29, 2017 and June 30, 2017, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and marketable securities are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the six months ended December 29, 2017 and December 30, 2016, our interest income would have decreased by approximately $0.1 million and $0.1 million, respectively, assuming consistent investment levels.

We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the six months ended December 29, 2017 and December 30, 2016, our interest expense would have increased by approximately $0.3 million and $0.2 million, respectively, assuming consistent borrowing levels.

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

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. We recorded unrealized gain of $0.1 million and unrealized loss of $1 thousand related to derivatives that are not designated as hedging instruments, for the six months ended December 29, 2017 and December 30, 2016, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $2.6 million and $4.8 million as of December 29, 2017 and June 30, 2017, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of December 29, 2017, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our marketable securities as of December 29, 2017 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During the three months ended December 29, 2017 and December 30, 2016, we had one customer and two customers, respectively, that contributed 10% or more of our total revenues. These customers together accounted for 17% and 30% of our total revenues during the respective periods. During the six months ended December 29, 2017 and December 30, 2016, we had one customer that contributed 10% or more of our total revenues. This customer accounted for 15% and 20% of our total revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.

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

Our current property and casualty insurance covers loss or damage to our property and third-party property over which we have custody and control, as well as losses associated with business interruption, subject to specified exclusions and limitations such as coinsurance, facilities location sub-limits and other policy limitations and covenants. Even with insurance coverage, natural disasters or other catastrophic events, including acts of war, could cause us to suffer substantial losses in our operational capacity and could also lead to a loss of opportunity and to a potential adverse impact on our relationships with our existing customers resulting from our inability to produce products for them, for which we could not be compensated by existing insurance. This in turn could have a material adverse effect on our business, financial condition and operating results.

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

Volatility in the functional and non-functional currencies of our entities and the U.S. dollar could seriously harm our business, financial condition, and operating results. The primary impact of currency exchange fluctuations is on our cash, receivables, and payables of our operating entities. We may experience significant unexpected losses from fluctuations in exchange rates. For example, in the three months ended December 29, 2017, we experienced a $1.4 million foreign exchange loss, which negatively affected our net income per share by $0.04.

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of December 29, 2017, the U.S. dollar had depreciated approximately 9.8% against the Thai baht since December 25, 2015. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the RMB and GBP and the U.S. dollar. The expenses of our subsidiaries located in the PRC and UK are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of December 29, 2017, the U.S. dollar had appreciated approximately 2.3% against the RMB since December 25, 2015. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of December 29, 2017, the U.S. dollar had depreciated approximately 3.7% against the GBP since September 14, 2016, the date we acquired Fabrinet UK. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill-to-location of customers outside of North America accounted for 54.9% and 55.0% of our total revenues for the three months ended December 29, 2017 and December 30, 2016, respectively, and 55.5% and 52.6% of our total revenues for the six months ended December 29, 2017 and December 30, 2016, respectively. We expect that total revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

We are subject to income and other taxes in Thailand, the PRC, the United Kingdom and the United States. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. Our U.S. federal and state tax returns remain open to examination for the tax years 2014 through 2016. In addition, tax returns that remain open to examination in Thailand, the PRC and the United Kingdom range from the tax years 2012 through 2017. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. The TCJ Act provides for significant changes to the U.S. Internal Revenue Code of 1986, as amended (the “Code”), that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions. While we are able to make reasonable estimates of the impact of the reduction in corporate rate, the final impact of the TCJ Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. We are continuing to gather additional information to determine the final impact.

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

Acquisitions are inherently risky, and we can provide no assurance that the acquisition of Fabrinet UK or any future acquisitions will be successful or will not harm our business, financial condition and operating results.

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

We use professional investment management firms to manage our excess cash and cash equivalents. Our marketable securities as of December 29, 2017 are primarily investments in a fixed income portfolio, including corporate bonds and commercial paper, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in marketable securities with a maturity in excess of three years.

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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 29, 2017, we did not record any impairment charges associated with our investment portfolio of marketable securities, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 21, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, at such time and such prices as management may decide. The repurchased shares will be held as treasury stock. As of December 29, 2017, we had a remaining authorization to purchase up to an additional $20.1 million worth of our ordinary shares under the share repurchase program.

The following table summarizes share repurchase activity for the three months ended December 29, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
September 30, 2017 – October 31, 2017	—		$—	—	$30,000,000
November 1, 2017 – November 30, 2017	315,973		$31.36	315,973	$20,089,748
December 1, 2017 – December 29, 2017	—		$—	—	$20,089,748

Total	315,973	$		315,973	$20,089,748

ITEMS	3, 4 and 5 are not applicable and have been omitted.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.
10.1	2017 Inducement Equity Incentive Plan	S-8	99.1.1	November 8, 2017	001-34755
10.2	2017 Inducement Equity Incentive Plan – Form of Restricted Share Unit Agreement	S-8	99.1.2	November 8, 2017	001-34755
10.3	2017 Inducement Equity Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	S-8	99.1.3	November 8, 2017	001-34755
10.4	Amended and Restated 2010 Performance Incentive Plan	8-K	10.1	December 15, 2017	001-34755
10.5	Amended and Restated Offer Letter, dated January 9, 2018, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	8-K	10.1	January 16, 2018	001-34755
10.6	Amended and Restated Offer Letter, dated January 9, 2018, by and between Toh-Seng Ng and Fabrinet USA, Inc.	8-K	10.2	January 16, 2018	001-34755
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2018.

FABRINET

By:	/s/ TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)