Form 10-Q
period 2018-03-30
Fabrinet
filed 2018-05-08
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2018

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

As of April 27, 2018, the registrant had 36,904,455 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED MARCH 30, 2018

Page No.
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of March 30, 2018 and June 30, 2017	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended March 30, 2018 and March 31, 2017	4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended March 30, 2018 and March 31, 2017	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION	42

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 6. Exhibits	57

Signature	58

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	March 30, 2018	June 30, 2017
Assets
Current assets
Cash and cash equivalents	$142,407	$133,825
Marketable securities	169,444	151,450
Trade accounts receivable, net	243,997	264,349
Inventory, net	239,617	238,665
Prepaid expenses	9,466	6,306
Other current assets	11,049	4,159

Total current assets	815,980	798,754

Non-current assets
Restricted cash in connection with business acquisition	3,569	3,312
Property, plant and equipment, net	222,047	216,881
Intangibles, net	5,927	5,840
Goodwill	4,101	3,806
Deferred tax assets	3,046	2,905
Deferred debt issuance costs on revolving loan and other non-current assets	135	1,577

Total non-current assets	238,825	234,321

Total Assets	$1,054,805	$1,033,075

Liabilities and Shareholders’ Equity
Current liabilities
Bank borrowings, net of unamortized debt issuance costs	$52,464	$48,402
Trade accounts payable	193,374	215,262
Fixed assets payable	4,684	8,141
Capital lease liability, current portion	491	344
Income tax payable	298	1,976
Accrued payroll, bonus and related expenses	13,322	13,852
Accrued expenses	11,750	9,227
Other payables	10,776	14,068

Total current liabilities	287,159	311,272

Non-current liabilities
Long-term loan from bank, non-current portion, net of unamortized debt issuance costs	12,595	22,701
Deferred tax liability	2,172	1,981
Capital lease liability, non-current portion	671	1,024
Deferred liability in connection with business acquisition	3,569	3,312
Severance liabilities	10,103	8,488
Other non-current liabilities	2,993	2,723

Total non-current liabilities	32,103	40,229

Total Liabilities	319,262	351,501

Commitments and contingencies (Note 16)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of March 30, 2018 and June 30, 2017)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 37,640,215 shares and 37,340,496 shares issued, and 36,901,790 shares and 37,340,496 shares outstanding as of March 30, 2018 and June 30, 2017, respectively)	376	373
Additional paid-in capital	147,958	133,293
Treasury stock, at cost (738,425 shares and zero shares as of March 30, 2018 and June 30, 2017, respectively)	(22,407)	—
Accumulated other comprehensive loss	(39)	(348)
Retained earnings	609,655	548,256

Total Shareholders’ Equity	735,543	681,574

Total Liabilities and Shareholders’ Equity	$1,054,805	$1,033,075

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(in thousands of U.S. dollars, except per share amounts)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenues	$332,213	$366,837	$1,026,598	$1,050,036
Cost of revenues	(295,280)	(322,791)	(912,167)	(923,336)

Gross profit	36,933	44,046	114,431	126,700
Selling, general and administrative expenses	(12,418)	(17,086)	(41,253)	(50,569)
Expenses related to reduction in workforce	—	—	(1,776)	—

Operating income	24,515	26,960	71,402	76,131
Interest income	1,149	713	2,554	1,470
Interest expense	(820)	(641)	(2,499)	(2,517)
Foreign exchange loss, net	(2,428)	(3,702)	(5,710)	(100)
Other income	91	108	438	397

Income before income taxes	22,507	23,438	66,185	75,381
Income tax expense	(1,454)	(1,782)	(4,786)	(5,667)

Net income	21,053	21,656	61,399	69,714

Other comprehensive income (loss) , net of tax:
Change in net unrealized (loss) gain on marketable securities	(616)	49	(1,048)	(491)
Change in net unrealized loss on derivative instruments	—	—	(1)	(158)
Change in foreign currency translation adjustment	789	227	1,358	(935)

Total other comprehensive income (loss), net of tax	173	276	309	(1,584)

Net comprehensive income	$21,226	$21,932	$61,708	$68,130

Earnings per share
Basic	$0.56	$0.58	$1.64	$1.89
Diluted	$0.55	$0.57	$1.61	$1.85
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	37,275	37,116	37,400	36,792
Diluted	38,055	37,872	38,125	37,750

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(in thousands of U.S. dollars)	March 30, 2018	March 31, 2017
Cash flows from operating activities
Net income for the period	$61,399	$69,714
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,288	16,956
(Gain) loss on disposal of property, plant and equipment	(153)	7
Loss from sales and maturities of available-for-sale securities	362	407
Amortization of investment (premium) discount	(31)	397
Amortization of deferred debt issuance costs	433	1,591
Allowance for doubtful accounts	44	3
Unrealized loss (gain) on exchange rate and fair value of derivative instruments	1,393	(718)
Share-based compensation	17,704	21,936
Deferred income tax	19	1,008
Other non-cash expenses	1,941	1,775
Reversal of inventory obsolescence	(291)	(72)
Changes in operating assets and liabilities
Trade accounts receivable	21,411	(50,839)
Inventory	(973)	(39,766)
Other current assets and non-current assets	(9,853)	3,921
Trade accounts payable	(22,518)	32,653
Income tax payable	(1,678)	166
Other current liabilities and non-current liabilities	(703)	1,249

Net cash provided by operating activities	89,794	60,388

Cash flows from investing activities
Purchase of marketable securities	(84,519)	(100,751)
Proceeds from sales of marketable securities	22,169	33,812
Proceeds from maturities of marketable securities	42,977	54,745
Payments in connection with business acquisition, net of cash acquired	—	(9,917)
Purchase of property, plant and equipment	(28,268)	(57,224)
Purchase of intangibles	(1,487)	(1,910)
Proceeds from disposal of property, plant and equipment	202	190

Net cash used in investing activities	(48,926)	(81,055)

Cash flows from financing activities
Proceeds of short-term loans from banks	5,000	27,665
Repayment of short-term loans from bank	(1,003)	—
Repayment of long-term loans from bank	(10,200)	(14,700)
Repayment of capital lease liability	(293)	(182)
Repurchase of ordinary shares	(22,407)	—
Proceeds from issuance of ordinary shares under employee share option plans	993	5,890
Withholding tax related to net share settlement of restricted share units	(4,030)	(1,272)

Net cash provided by (used in) financing activities	(31,940)	17,401

Net increase (decrease) in cash, cash equivalents and restricted cash	8,928	(3,266)

Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	137,137	142,804
Increase (decrease) in cash, cash equivalents and restricted cash	8,928	(3,266)
Effect of exchange rate on cash, cash equivalents and restricted cash	(89)	271

Cash, cash equivalents and restricted cash at end of period	$145,976	$139,809

Non-cash investing and financing activities
Construction, software-related and equipment-related payables	$4,684	$12,409

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(amount in thousands)	As of March 30, 2018	As of March 31, 2017
Cash and cash equivalents	$142,407	$136,634
Restricted cash in connection with business acquisition (non-current assets)	3,569	3,175

Cash, cash equivalents and restricted cash	$145,976	$139,809

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements for Fabrinet as of March 30, 2018 and for the three and nine months ended March 30, 2018 and March 31, 2017 include normal recurring adjustments, necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 30, 2017.

The balance sheet as of June 30, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 30, 2018 may not be indicative of results for the year ending June 29, 2018 or any future periods.

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

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended March 30, 2018 and March 31, 2017 each consisted of 13 weeks. The nine months ended March 30, 2018 and March 31, 2017 consisted of 39 weeks and 40 weeks, respectively. Fiscal year 2018 will be comprised of 52 weeks and will end on June 29, 2018.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This new guidance requires certain equity investments to be measured at fair value, use of the exit price notion and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The ASU on recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. In addition, in February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance clarifies certain aspects of the guidance issued in ASU 2016-01 on (1) equity securities without a readily determinable fair value – discontinuation, (2) equity securities without a readily determinable fair value – adjustments, (3) forward contracts and purchased options, (4) presentation requirements for certain fair value option liabilities, and (5) fair value option liabilities denominated in a foreign currency. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606), issued as a new Topic, Accounting Standards Codification.” The core principle of this amendment is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for public companies, as amended by ASU 2015-14, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application of this guidance is permitted, but not before the original date of December 15, 2016, which can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. Subsequently, in March 2016 and April 2016, the FASB issued ASU 2016-08 and ASU 2016-10, respectively, to clarify the implementation guidance on principle versus agent considerations and address the potential diversity in practice at initial application and cost; and the complexity of applying Topic 606, both at transition and on an ongoing basis related to identification of performance obligations and licensing arrangements; and ASU 2016-12 and ASU 2016-20 in May 2016 and December 2016, respectively, to improve certain aspects of Topic 606, with the same effective date as ASU 2015-14. The Company will adopt this standard during its fiscal year ending June 28, 2019. In the current period, the Company is assessing the contracts with its customers to identify the impact to its consolidated financial statements. The Company expects to conclude the impact to its consolidated financial statements in the coming quarter.

New Accounting Pronouncements – adopted by the Company

In February 2018, the FASB issued ASU 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU which allows companies to reclassify stranded tax effects in accumulated other comprehensive income (loss) that have been caused by the Tax Cuts and Jobs Act of 2017 (the Act) to retained earnings for each period in which the effect of the change in the U.S. federal corporate income tax rate is recorded. The FASB has made the reclassification optional. In addition, in March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which updates the income tax accounting in U.S. GAAP to reflect SEC guidance released on December 22, 2017, when the Act was signed into law. The Company adopted these updates with no impact to the unaudited condensed consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This ASU is the final version of Proposed Accounting Standards Update 2016-310—Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which has been deleted. During the first nine months of fiscal year 2018, the Company adopted this update with no impact to the unaudited condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. The Company has early adopted this update in the second quarter of fiscal year 2017 on a retrospective basis. As of March 30, 2018, restricted cash in connection with business acquisition of $3.6 million was presented in the statement of cash flows as cash, cash equivalents and restricted cash.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment award transactions, including, the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, for public companies. Early adoption is permitted for any entity in any interim or annual period. During the first nine months of fiscal year 2018, the Company adopted this update with no impact to the unaudited condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815, does not, in and of itself, require designation of the hedging relationship, provided that all other hedge accounting criteria continue to be met. This guidance is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. During the first nine months of fiscal year 2018, the Company adopted this update with no impact to the unaudited condensed consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
(amount in thousands except per share amounts)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Net income attributable to shareholders	$21,053	$21,656	$61,399	$69,714

Weighted-average number of ordinary shares outstanding (thousands of shares)	37,275	37,116	37,400	36,792
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	780	756	725	958

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	38,055	37,872	38,125	37,750

Basic earnings per ordinary share	$0.56	$0.58	$1.64	$1.89
Diluted earnings per ordinary share	$0.55	$0.57	$1.61	$1.85

As of March 30, 2018 and March 31, 2017, there were no anti-dilutive share options.

4.	Cash, cash equivalents and marketable securities

The Company’s cash, cash equivalents, and marketable securities can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities
As of March 30, 2018
Cash	$127,279	$—	$127,279	$—
Cash equivalents	15,128	—	15,128	—
Corporate bonds and commercial papers	125,356	(814)	—	124,542
U.S. agency and U.S. treasury securities	40,910	(281)	—	40,629
Sovereign and municipal securities	4,300	(27)	—	4,273

Total	$312,973	$(1,122)	$142,407	$169,444

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/(Loss)	Cash and Cash Equivalents	Marketable Securities
As of June 30, 2017
Cash	$131,240	$—	$131,240	$—
Cash equivalents	2,585	—	2,585	—
Corporate bonds and commercial papers	98,247	27	—	98,274
U.S. agency and U.S. treasury securities	50,768	(102)	—	50,666
Sovereign and municipal securities	2,507	3	—	2,510

Total	$285,347	$(72)	$133,825	$151,450

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

The following table summarizes the cost and estimated fair value of marketable securities classified as available-for-sale securities based on stated effective maturities as of March 30, 2018:

(amount in thousands)	Carrying Cost	Fair Value
Due within one year	$13,181	$13,174
Due between one to three years	157,385	156,270

Total	$170,566	$169,444

During the nine months ended March 30, 2018, the Company recognized a realized loss of $0.4 million from sales and maturities of available-for-sale securities.

As of March 30, 2018, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the nine months ended March 30, 2018.

As of March 30, 2018, cash, cash equivalents, and marketable securities included bank deposits of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement (as defined in Note 11) and comply with covenants. As discussed in Note 11, under the terms and conditions of the Facility Agreement, the Company must maintain cash, cash equivalents and marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits, and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. The Company must comply with this covenant from and after the effective date of the Facility Agreement.

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

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of March 30, 2018
Assets
Cash equivalents	$—	$15,128		$—	$15,128
Corporate bonds and commercial papers	—	124,542		—	124,542
U.S. agency and U.S. treasury securities	—	40,629		—	40,629
Sovereign and municipal securities	—	4,273		—	4,273
Derivative assets	—	—		—	—

Total	$—	$184,572		$—	$184,572

Liabilities
Derivative liabilities	—	$29	(1)	—	$29

Total	$—	$29		$—	$29

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 30, 2017
Assets
Cash equivalents	$—	$2,585		$—	$2,585
Corporate bonds and commercial papers	—	98,274		—	98,274
U.S. agency and U.S. treasury securities	—	50,666		—	50,666
Sovereign and municipal securities	—	2,510		—	2,510
Derivative assets	—	15	(2)	—	15

Total	$—	$154,050		$—	$154,050

(1)	Foreign currency forward contracts with notional amount of $14.0 million and Canadian Dollars 0.1 million.
(2)	Foreign currency forward contracts with notional amount of $1.0 million and Canadian Dollars 0.6 million.

Derivative Financial Instruments

As a result of foreign currency rate fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency denominated assets and liabilities change. The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency denominated assets and liabilities and other foreign currency transactions. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard. As of March 30, 2018, the Company recognized the fair value of foreign currency forward contracts of $0.03 million as derivative liabilities in the unaudited condensed consolidated balance sheet under other current liabilities. As of June 30, 2017, the Company recognized the fair value of foreign currency forward contracts of $0.02 million as derivative assets in the consolidated balance sheet under other current assets.

As of March 30, 2018, the Company had 6 outstanding foreign currency forward contracts with an aggregate notional amount of $14.0 million and Canadian dollars 0.1 million, maturing during April to June 2018. These foreign currency forward contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollar. During the nine months ended March 30, 2018, the Company included an unrealized loss of $30 thousand from changes in the fair value of foreign currency contracts in earnings as foreign exchange loss, net in the unaudited condensed consolidated statements of operations and comprehensive income.

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

As of March 31, 2017, the Company had one outstanding foreign currency forward contract with an aggregate notional amount of Canadian dollars 0.5 million, maturing in June 2017. This foreign currency forward contract was not designated for hedge accounting and was used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Canadian dollar. During the nine months ended March 31, 2017, the Company included unrealized loss of $8.0 thousand from changes in the fair value of foreign currency contracts in earnings as foreign exchange loss, net in the unaudited condensed consolidated statements of operations and comprehensive income.

6.	Trade accounts receivable, net

(amount in thousands)	As of March 30, 2018	As of June 30, 2017
Trade accounts receivable	$244,081	$264,389
Less: allowance for doubtful account	(84)	(40)

Trade accounts receivable, net	$243,997	$264,349

As of June 30, 2017, trade accounts receivable of $3.0 million were secured to short-term loans from bank. During the three months ended September 29, 2017, these loans were fully repaid and the secured trade accounts receivable were released.

7.	Inventory

(amount in thousands)	As of March 30, 2018	As of June 30, 2017
Raw materials	$90,024	$88,640
Work in progress	114,348	105,732
Finished goods	24,010	33,998
Goods in transit	13,674	13,025

	242,056	241,395
Less: Inventory obsolescence	(2,439)	(2,730)

Inventory, net	$239,617	$238,665

8.	Business acquisition

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

The allocation of consideration to the individual net assets acquired was finalized in the fourth quarter of fiscal year 2017. As the functional currency of Fabrinet UK is pound sterling (“GBP”), for the nine months ended March 30, 2018 and March 31, 2017, the Company recognized a $1.4 million gain and a $0.9 million loss, respectively, from foreign currency translation adjustment in its unaudited condensed consolidated statements of operations and comprehensive income under other comprehensive income, net of tax.

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

In connection with the Company’s acquisition of Fabrinet UK, the Company assumed lease agreements for certain machine and equipment, which are accounted for as capital leases. As of March 30, 2018 and June 30, 2017, the Company included approximately $1.6 million and $1.9 million, respectively, of capital lease assets and $1.2 million and $1.4 million, respectively, of capital lease liability in the unaudited condensed consolidated balance sheets associated with these acquired lease agreements.

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

During the nine months ended March 30, 2018, there were no transaction costs related to the acquisition.

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

9.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of March 30, 2018
Software	$7,532	$(4,955)	$—	$2,577
Customer relationships	4,373	(1,228)	177	3,322
Backlog	119	(92)	1	28

Total intangibles	$12,024	$(6,275)	$178	$5,927

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 30, 2017
Software	$5,944	$(3,850)	$—	$2,094
Customer relationships	4,373	(606)	(88)	3,679
Backlog	119	(51)	(1)	67

Total intangibles	$10,436	$(4,507)	$(89)	$5,840

The Company recorded amortization expense relating to intangibles of $0.5 million and $0.9 million for the three months ended March 30, 2018 and March 31, 2017, respectively, and $1.4 million and $1.1 million for the nine months ended March 30, 2018 and March 31, 2017, respectively.

The weighted-average remaining life of customer relationships and backlog are:

(years)	As of March 30, 2018	As of June 30, 2017
Customer relationships	6.3	6.9
Backlog	1.1	1.6

Based on the carrying amount of intangibles as of March 30, 2018, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousands)
2018 (remaining three months)	$505
2019	1,675
2020	1,146
2021	993
2022	724
Thereafter	884

Total	$5,927

10.	Goodwill

The changes in the carrying amount of goodwill from the acquisition of Fabrinet UK were as follows:

(amount in thousands)	Goodwill
Balance as of June 30, 2017	$3,806
Foreign currency translation adjustment	295

Balance as of March 30, 2018	$4,101

(amount in thousands)	Goodwill
Balance as of June 24, 2016	$—
Addition in connection with business acquisition	3,883
Foreign currency translation adjustment	(77)

Balance as of June 30, 2017	$3,806

Goodwill is not deductible for tax purposes. Goodwill will not be amortized but is reviewed annually for impairment or more frequently whenever changes or circumstances indicate the carrying amount of goodwill may not be recoverable.

11.	Borrowings

The Company’s total borrowings, including short-term and long-term borrowings, consisted of the following:

(amount in thousands)
Rate	Conditions	Maturity		As of March 30, 2018	As of June 30, 2017
Short-term borrowings:
Revolving borrowing:
LIBOR(1) + 1.75% per annum	Repayable in 1 to 6 months	April 2018	(2)	$39,000	$34,000
Short-term loans from bank:
Bank Base rate +1.85% per annum	Repayable based on credit terms of secured accounts receivable			—	1,003
Current portion of long-term borrowing				13,600	13,600

				52,600	48,603
Less: Unamortized debt issuance costs				(136)	(201)

				$52,464	$48,402

Long-term borrowings:
Term loan borrowing:
LIBOR +1.75% per annum	Repayable in quarterly installments	May 2019		$26,200	$36,400
Less: Current portion				(13,600)	(13,600)
Unamortized debt issuance costs				(5)	(99)

Non-current portion				$12,595	$22,701

(1)	LIBOR is London Interbank Offered Rate.
(2)	In March 2018, the maturity date was extended to April 2018.

The movements of long-term loans for the nine months ended March 30, 2018 and March 31, 2017 were as follows:

	Nine Months Ended
(amount in thousands)	March 30, 2018	March 31, 2017
Opening balance	$36,400	$54,500
Repayments during the period	(10,200)	(14,700)

Closing balance	$26,200	$39,800

As of March 30, 2018, future maturities of long-term debt during each fiscal year were as follows:

(amount in thousands)
2018 (remaining three months)	$3,400
2019	22,800

Total	$26,200

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

On February 26, 2015, the Company entered into the Second Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from May 21, 2015 to July 31, 2015. It also allowed the Company, upon the satisfaction of certain conditions, to designate from time to time one or more of its subsidiaries as borrowers under the Facility Agreement. On July 31, 2015, the Company entered into the Third Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from July 31, 2015 to July 31, 2016. On July 22, 2016, the Company entered into the Fourth Amendment to the Facility Agreement to change the timing of filing certain financial information with the bank. The Company fully drew down the term loan facility in fiscal year 2016. As of March 30, 2018, $39.0 million of the revolving borrowing and $26.2 million of the term loan borrowing was outstanding under the Facility Agreement, resulting in available credit facilities of $111.0 million. Borrowings under the revolving credit facility are classified as current liabilities in the unaudited condensed consolidated balance sheets as the Company has the periodic option to renew or pay, all or a portion of, the outstanding balance at the end of the maturity date, which is in the range of one to six months, without premium or penalty, upon notice to the administrative agent. During March 2018, the Company sent notices to the bank to renew the maturity date of its revolving borrowings. The bank approved the notices and extended the maturity to April 2018.

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

On July 24, 2017, the Company entered into an interest rate swap agreement (the “Swap Agreement”), which the Company did not designate as hedging instruments. The Swap Agreement was used to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. The terms of the Swap Agreement effectively convert the floating interest rate of the term loans under the Facility Agreement to the fixed interest rate of 1.55% per annum through maturity of the term loan in May 2019. The swap transactions are due and settled monthly. During the nine months ended March 30, 2018, the Company included a net loss of $0.04 million from the settlement of the Swap Agreement as interest expenses in the unaudited condensed consolidated statements of operations and comprehensive income.

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

The Facility Agreement contains customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (1) a minimum tangible net worth of not less than $200.0 million plus 50% of quarterly net income, exclusive of quarterly losses; (2) a minimum debt service coverage ratio of not less than 1.50:1.00; (3) a maximum senior leverage ratio of not more than 2.50:1.00; and (4) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of March 30, 2018, the Company was in compliance with all covenants under the Facility Agreement.

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

Undrawn available credit facilities classified by availability period of future borrowing as of March 30, 2018 and June 30, 2017 were as follows:

(amount in thousands)	March 30, 2018	June 30, 2017
Short-term	$—	$1,965
Long-term	$111,000	$116,000

12.	Income taxes

As of March 30, 2018 and June 30, 2017, the liability for uncertain tax positions including accrued interest and penalties was $2.2 million and $2.0 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.

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

The effective tax rates for the Company for the three months ended March 30, 2018 and March 31, 2017 were 6.2% and 6.5%, respectively, of net income. The decrease was primarily due to the fact that the Company had higher income not subject to tax during the three months ended March 30, 2018, compared with the three months ended March 31, 2017.

The effective tax rates for the Company for the nine months ended March 30, 2018 and March 31, 2017 were 6.3% and 6.7%, respectively, of net income. The decrease was primarily due to the fact that the Company had higher income not subject to tax during the nine months ended March 30, 2018, compared with the nine months ended March 31, 2017.

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

The effect of recording share-based compensation expense for the three and nine months ended March 30, 2018 and March 31, 2017 was as follows:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Share-based compensation expense by type of award:
Restricted share units	$3,904	$6,540	$13,338	$18,993
Performance share units	1,422	1,188	4,366	2,943

Total share-based compensation expense	5,326	7,728	17,704	21,936
Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$5,326	$7,728	$17,704	$21,936

Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months ended		Nine Months Ended
(amount in thousands)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Cost of revenue	$1,564	$1,657	$5,277	$4,185
Selling, general and administrative expense	3,762	6,071	12,427	17,751

Total share-based compensation expense	$5,326	$7,728	$17,704	$21,936

The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and nine months ended March 30, 2018 and March 31, 2017.

Share-based award activity

Fabrinet maintains the following equity incentive plans: the Amended and Restated 2010 Performance Incentive Plan (the “2010 Plan”) and the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”).

On March 12, 2010, Fabrinet’s shareholders adopted the 2010 Plan. On December 20, 2010, December 20, 2012 and December 14, 2017, Fabrinet’s shareholders adopted amendments to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan by 500,000 shares, 3,700,000 shares and 2,100,000 shares, respectively. As of March 30, 2018, there were an aggregate of 32,326 share options outstanding, 1,050,811 restricted share units outstanding and 508,586 performance share units outstanding under the 2010 Plan. As of March 30, 2018, there were 2,504,131 ordinary shares available for future grant under the 2010 Plan.

On November 2, 2017, Fabrinet adopted the 2017 Inducement Plan with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual. As of March 30, 2018, there were an aggregate of 48,653 restricted share units outstanding and 97,306 performance share units outstanding under the 2017 Inducement Plan. As of March 30, 2018, there were 14,041 ordinary shares available for future grant under the 2017 Inducement Plan.

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

The following summarizes share option activity:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2017	96,688	96,688	$15.70
Granted	—		—	—
Exercised	(62,862)		$15.80
Forfeited	—		—
Expired	(1,500)		$25.05

Balance as of March 30, 2018	32,326	32,326	$15.05

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price Per Share	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2016	464,334	464,334	$15.95
Granted	—		—	—
Exercised	(367,641)		$16.02
Forfeited	—		—
Expired	(5)		$5.75

Balance as of March 31, 2017	96,688	96,688	$15.70

The following summarizes information for share options outstanding as of March 30, 2018 under the 2010 Plan:

	Range of Exercise Price	Number of Shares Underlying Options	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (amount in thousands)
	$14.12	21,638	0.61
	$15.16	5,138	0.38
	$18.60	5,550	0.92

Options outstanding		32,326	0.63	$528

Options exercisable		32,326	0.63	$528

As of March 30, 2018, there was no unrecognized compensation cost for share options issued under the 2010 Plan.

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

The following summarizes restricted share unit activity under the 2010 Plan and the 2017 Inducement Plan:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of June 30, 2017	1,058,605	$31.59
Granted	474,777	36.04
Issued	(337,937)	28.01
Forfeited	(95,981)	33.52

Balance as of March 30, 2018	1,099,464	$34.44

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Balance as of June 24, 2016	1,181,402	$18.34
Granted	796,298	39.42
Issued	(835,785)	21.01
Forfeited	(69,726)	25.33

Balance as of March 31, 2017	1,072,189	$31.57

The following summarizes performance share unit activity under the 2010 Plan and the 2017 Inducement Plan:

	Number of Shares		Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2017	227,268		$40.48
Granted	378,624	(1)	37.16
Issued	—		—
Forfeited	—		—

Balance as of March 30, 2018	605,892		$38.41

	Number of Shares		Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2016	—		—
Granted	234,678	(1)	$40.48
Issued	—		—
Forfeited	—		—

Balance as of March 31, 2017	234,678		$40.48

(1)	This represents the target number of performance share units (“PSUs”) granted. The actual number of PSUs that may be earned, if any, is dependent upon performance and may range from 0% to 100% percent of the target.

As of March 30, 2018, there was $15.9 million and $2.6 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the 2010 Plan and the 2017 Inducement Plan that are expected to be recorded over a weighted-average period of 2.55 years and 1.03 years, respectively.

For the nine months ended March 30, 2018 and March 31, 2017, the Company withheld an aggregate of 101,080 shares and 33,276 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the nine months ended March 30, 2018 and March 31, 2017, the Company then remitted cash of $4.0 million and $1.3 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

14.	Shareholders’ equity

Share capital

The Company’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the nine months ended March 30, 2018, Fabrinet issued 62,862 ordinary shares upon the exercise of options, for cash consideration at a weighted-average exercise price of $15.80 per share, and 236,857 ordinary shares upon the vesting of restricted share units, net of shares withheld.

All such issued shares are fully paid.

Treasury stock

In August 2017, the Company’s board of directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, the Company’s board of directors approved a $30.0 million increase to the share repurchase authorization. During the three and nine months ended March 30, 2018, 422,452 and 738,425 shares, respectively, were repurchased under the program, at an average price per share of $29.58 and $30.34, respectively, totaling $12.5 million and $22.4 million, respectively. As of March 30, 2018, the Company had a remaining authorization to purchase up to an additional $37.6 million worth of its ordinary shares under the share repurchase program.

15. Accumulated other comprehensive income

The changes in AOCI for the nine months ended March 30, 2018 were as follows:

(amount in thousands)	Unrealized net Losses on Marketable Securities	Unrealized net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustment (Losses) Gains	Total
Balance as of June 30, 2017	$(72)	$34	$(310)	$(348)
Other comprehensive (loss) income before reclassification adjustment	(361)	—	1,358	997
Amounts reclassified out of AOCI to foreign exchange loss, net in the unaudited condensed consolidated statements of operations and comprehensive income	(687)	(1)	—	(688)
Tax effects	—	—	—	—

Other comprehensive (loss) income	$(1,048)	$(1)	$1,358	$309

Balance as of March 30, 2018	$(1,120)	$33	$1,048	$(39)

The changes in AOCI for the nine months ended March 31, 2017 were as follows:

(amount in thousands)	Unrealized net (Losses) Gains on Marketable Securities	Unrealized net Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustment (Losses) Gains	Total
Balance as of June 24, 2016	$399	$192	$—	$591
Other comprehensive income (loss) before reclassification adjustment	75	—	(935)	(860)
Amounts reclassified out of AOCI to foreign exchange loss, net in the unaudited condensed consolidated statements of operations and comprehensive income	(566)	(158)	—	(724)
Tax effects	—	—	—	—

Other comprehensive loss	$(491)	$(158)	$(935)	$(1,584)

Balance as of March 31, 2017	$(92)	$34	$(935)	$(993)

16.	Commitments and contingencies

Bank guarantees

As of March 30, 2018 and June 30, 2017, there were outstanding bank guarantees given by banks on behalf of Fabrinet Thailand for electricity usage and other normal business amounting to Thai baht 50.1 million as of both dates ($1.6 million and $1.5 million, respectively).

Operating lease commitments

The Company leases a portion of its office, capital equipment, and certain land and buildings for its facilities in the Cayman Islands, China, New Jersey and the United Kingdom under operating lease arrangements that expire in various calendar years through 2023. Rental expense under these operating leases amounted to $1.3 million and $1.2 million for the nine months ended March 30, 2018 and March 31, 2017, respectively.

As of March 30, 2018, the future minimum lease payments due under non-cancelable operating leases during each fiscal year were as follows:

(amount in thousands)
2018 (remaining three months)	$468
2019	1,319
2020	965
2021	562
2022	448
Thereafter	486

Total minimum operating lease payments	$4,248

Capital lease commitments

In connection with the acquisition of Fabrinet UK, the Company assumed the capital lease commitments of certain machines and equipment, with various expiration dates until September 2020. The equipment can be purchased at the determined prices upon expiration of such contracts.

As of March 30, 2018, the future minimum lease payments due under non-cancelable capital leases during each fiscal year were as follows:

(amount in thousands)
2018 (remaining three months)	$125
2019	484
2020	440
2021	113

Total minimum capital lease payments	$1,162

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

As of March 30, 2018, the Company had an outstanding commitment to third parties of approximately $3.5 million.

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

17.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of March 30, 2018, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
North America	$160,926	$154,708	$470,084	$478,700
Asia-Pacific	122,631	149,271	395,848	400,708
Europe	48,656	62,858	160,666	170,628

	$332,213	$366,837	$1,026,598	$1,050,036

As of March 30, 2018 and March 31, 2017, the Company had approximately $33.7 million and $35.3 million of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific and Europe.

Significant customers

The Company had three customers that each contributed to 10% or more of its total trade accounts receivable as of March 30, 2018 and June 30, 2017.

18.	Expenses related to reduction in workforce

As part of the Company’s ongoing efforts to achieve greater efficiencies in all areas of its business, during the nine months ended March 30, 2018, the Company implemented a reduction in workforce and incurred expenses of approximately $1.7 million, which represented severance and benefits costs incurred for the termination of approximately 204 employees in accordance with contractual obligations and local regulations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our expectation that the portion of our future revenues attributable to customers in regions outside of North America will increase compared with the portion of those revenues attributable to such customers for the nine months ended March 30, 2018;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2018 selling, general and administrative (“SG&A”) expenses will decrease compared to fiscal year 2017;

•	our expectation that our employee costs will increase in Thailand and the People’s Republic of China (“PRC”);

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	our plans to execute acquisitions;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.

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

The percentage of our revenues generated from a bill-to location outside of North America decreased from 57.8% in the three months ended March 31, 2017 to 51.6% in the three months ended March 30, 2018, and decreased from 54.4% in the nine months ended March 31, 2017 to 54.2% in the nine months ended March 30, 2018, primarily because of a decrease in sales to our customers in Asia-Pacific. We expect that the portion of our future revenues attributable to customers in regions outside North America will increase as compared with the portion of revenues attributable to such customers during the nine months ended March 30, 2018.

The following table presents percentages of total revenues by geographic regions:

	Three Months Ended		Nine Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
North America	48.4%	42.2%	45.8%	45.6%
Asia-Pacific	36.9	40.7	38.5	38.1
Europe	14.7	17.1	15.7	16.3

	100.0%	100.0%	100.0%	100.0%

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

Selling, General and Administrative Expenses

Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2018, we expect our SG&A expenses will decrease compared with fiscal year 2017, primarily due to lower share-based compensation expenses granted to executives and adjustments of executive bonus.

The compensation committee of our board of directors approved a fiscal year 2018 executive incentive plan with quantitative objectives that are based solely on achieving certain revenue and non-GAAP gross margin targets for our fiscal year ending June 29, 2018. Bonuses under our fiscal year 2018 executive incentive plan are payable after the end of fiscal year 2018. In fiscal year 2017, the compensation committee approved a fiscal year 2017 executive incentive plan with quantitative objectives that were based solely on achieving certain revenue and non-GAAP gross margin targets for our fiscal year ended June 30, 2017. In the three months ended September 29, 2017, the compensation committee awarded bonuses to our executive employees for Company achievements of performance under our fiscal 2017 executive incentive plan. Discretionary merit-based bonus awards are also available to our non-executive employees and payable on a quarterly basis.

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

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of March 30, 2018			As of June 30, 2017
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	541,505	$17,339	60.5	395,123	$11,628	47.3
RMB	12,383	1,969	6.9	26,965	3,980	16.2
GBP	6,621	9,353	32.6	6,896	8,982	36.5

Total		$28,661	100.0		$24,590	100.0

Liabilities
Thai baht	1,077,348	$34,497	72.4	1,875,338	$55,189	82.7
RMB	28,259	4,494	9.4	28,451	4,200	6.3
GBP	6,136	8,668	18.2	5,625	7,326	11.0

Total		$47,659	100.0		$66,715	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with our risk management policy. As of March 30, 2018 and June 30, 2017, there were $14.0 million and $1.0 million in forward contracts, respectively, outstanding against forecasted Thai baht payables.

The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of March 30, 2018 and June 30, 2017, we did not have any derivative contracts denominated in RMB.

The GBP assets represent cash, trade accounts receivable and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of March 30, 2018 and June 30, 2017, we did not have any derivative contracts denominated in GBP.

For the nine months ended March 30, 2018 and March 31, 2017, we recorded loss of $0.8 million and $8.0 thousand, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.

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

Income Tax

Our effective tax rate is a function of the mix of tax rates in the various jurisdictions in which we do business. We are domiciled in the Cayman Islands. Under the current laws of the Cayman Islands, we are not subject to tax in the Cayman Islands on income or capital gains. We have received this undertaking for a 20-year period ending August 24, 2019. As that date approaches, we intend to request a renewal with the office of the Clerk of the Cabinet for another 20 years.

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 and June 2026 on income generated from projects to manufacture certain products at our Pinehurst campus and Chonburi campus, respectively. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. In March 2016, the Thailand Revenue Department announced a permanent decrease of corporate income tax rates to 20% for tax periods beginning on or after January 1, 2016. As a result, corporate income tax rates for our Thai subsidiary remain at 20% from fiscal year 2017 onward.

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

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance. The three months ended March 30, 2018 and March 31, 2017 each consisted of 13 weeks. The nine months ended March 30, 2018 and March 31, 2017 consisted of 39 weeks and 40 weeks, respectively.

	Three Months Ended		Nine Months Ended

(amount in thousands)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenues	$332,213	$366,837	$1,026,598	$1,050,036
Cost of revenues	(295,280)	(322,791)	(912,167)	(923,336)

Gross profit	36,933	44,046	114,431	126,700
Selling, general and administrative expenses	(12,418)	(17,086)	(41,253)	(50,569)
Expenses related to reduction in workforce	—	—	(1,776)	—

Operating income	24,515	26,960	71,402	76,131
Interest income	1,149	713	2,554	1,470
Interest expense	(820)	(641)	(2,499)	(2,517)
Foreign exchange loss, net	(2,428)	(3,702)	(5,710)	(100)
Other income	91	108	438	397

Income before income taxes	22,507	23,438	66,185	75,381
Income tax expense	(1,454)	(1,782)	(4,786)	(5,667)

Net income	21,053	21,656	61,399	69,714
Other comprehensive income (loss), net of tax	173	276	309	(1,584)

Net comprehensive income	$21,226	$21,932	$61,708	$68,130

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(88.9)	(88.0)	(88.9)	(87.9)

Gross profit	11.1	12.0	11.1	12.1
Selling, general and administrative expenses	(3.7)	(4.6)	(4.0)	(4.8)
Expenses related to reduction in workforce	—	—	(0.2)	—

Operating income	7.4	7.4	6.9	7.3
Interest income	0.3	0.2	0.2	0.1
Interest expense	(0.2)	(0.2)	(0.2)	(0.2)
Foreign exchange loss, net	(0.7)	(1.0)	(0.6)	0.0
Other income	0.0	0.0	0.0	0.1

Income before income taxes	6.8	6.4	6.3	7.3
Income tax expense	(0.4)	(0.5)	(0.5)	(0.6)

Net income	6.4	5.9	5.8	6.6
Other comprehensive income (loss), net of tax	0.1	0.1	0.0	(0.1)

Net comprehensive income	6.5%	6.0%	5.8%	6.5%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017
Optical communications	$240,798	$286,870	$758,299	$817,922
Lasers, sensors and other	91,415	79,967	268,299	232,114

Total	$332,213	$366,837	$1,026,598	$1,050,036

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three and Nine Months Ended March 30, 2018 with Three and Nine Months Ended March 31, 2017

Total revenues.

Our total revenues decreased by $34.6 million, or 9.4%, to $332.2 million for the three months ended March 30, 2018, compared with $366.8 million for the three months ended March 31, 2017. This decrease was primarily due to a decrease in our customers’ demand for optical communications manufacturing services partially offset by an increase in our customers’ demand for non-optical communications manufacturing services. Revenues from optical communications manufacturing services represented 72.5% of our total revenues for the three months ended March 30, 2018, compared to 78.2% for the three months ended March 31, 2017.

Our total revenues decreased by $23.4 million, or 2.2%, to $1,026.6 million for the nine months ended March 30, 2018, compared with $1,050.0 million for the nine months ended March 31, 2017. This decrease was primarily due to a decrease in our customers’ demand for optical communications manufacturing services partially offset by an increase in our customers’ demand for non-optical communications manufacturing services. In addition, the nine months ended March 30, 2018 was one week shorter than the nine months ended March 31, 2017. Revenues from optical communications manufacturing services represented 73.9% of our total revenues for the nine months ended March 30, 2018, compared to 77.9% for the nine months ended March 31, 2017.

Cost of revenues.

Our cost of revenues decreased by $27.5 million, or 8.5%, to $295.3 million, or 88.9% of total revenues, for the three months ended March 30, 2018, compared with $322.8 million, or 88.0% of total revenues, for the three months ended March 31, 2017. The decrease in cost of revenues on an absolute dollar basis was primarily due to a decrease in sales volume. Cost of revenues also included share-based compensation expenses of $1.6 million for the three months ended March 30, 2018, compared with $1.7 million for the three months ended March 31, 2017.

Our cost of revenues decreased by $11.2 million, or 1.2%, to $912.2 million, or 88.9% of total revenues, for the nine months ended March 30, 2018, compared with $923.3 million, or 87.9% of total revenues, for the nine months ended March 31, 2017. The decrease in cost of revenues was primarily due to a decrease in sales volume. Cost of revenues also included share-based compensation expenses of $5.3 million for the nine months ended March 30, 2018, compared with $4.2 million for the nine months ended March 31, 2017.

Gross profit.

Our gross profit decreased by $7.1 million, or 16.1%, to $36.9 million, or 11.1% of total revenues, for the three months ended March 30, 2018, compared with $44.0 million, or 12.0% of total revenues, for the three months ended March 31, 2017.

Our gross profit decreased by $12.3 million, or 9.7%, to $114.4 million, or 11.1% of total revenues, for the nine months ended March 30, 2018, compared with $126.7 million, or 12.1% of total revenues, for the nine months ended March 31, 2017.

SG&A expenses.

Our SG&A expenses decreased by $4.7 million, or 27.3%, to $12.4 million, or 3.7% of total revenues, for the three months ended March 30, 2018, compared with $17.1 million, or 4.6% of total revenues, for the three months ended March 31, 2017. Our SG&A expenses decreased primarily due to lower incentive-based compensation.

Our SG&A expenses decreased by $9.3 million, or 18.4%, to $41.2 million, or 4.0% of total revenues, for the nine months ended March 30, 2018, compared with $50.6 million, or 4.8% of total revenues, for the nine months ended March 31, 2017. Our SG&A expenses decreased primarily due to lower expenses relating to merger and acquisition activities of $1.6 million, and lower incentive-based compensation.

Operating income.

Our operating income decreased by $2.4 million to $24.5 million, or 7.4% of total revenues, for the three months ended March 30, 2018, compared with $27.0 million, or 7.4% of total revenues, for the three months ended March 31, 2017. The decrease was primarily due to lower gross profit of $7.1 million, offset by a decrease in SG&A expenses of $4.7 million.

Our operating income decreased by $4.7 million to $71.4 million, or 6.9% of total revenues, for the nine months ended March 30, 2018, compared with $76.1 million, or 7.3% of total revenues, for the nine months ended March 31, 2017. The decrease was primarily due to lower gross profit of $12.3 million, offset by a decrease in SG&A expenses of $9.3 million.

Interest income.

Our interest income increased by $0.4 million to $1.1 million, or 0.3% of total revenues, for the three months ended March 30, 2018, compared with $0.7 million, or 0.2% of total revenues, for the three months ended March 31, 2017. Our interest income increased by $1.1 million to $2.6 million, or 0.2% of total revenues, for the nine months ended March 30, 2018, compared with $1.5 million, or 0.1% of total revenues, for the nine months ended March 31, 2017. The increase was primarily due to a higher weighted average interest rate and an increase in the average balance of our outstanding cash during the three months ended March 30, 2018.

Interest expense.

Our interest expense increased by $0.2 million to $0.8 million for the three months ended March 30, 2018, compared with $0.6 million for the three months ended March 31, 2017. The increase was primarily due to a higher weighted average interest rate during the three months ended March 30, 2018.

Our interest expense remained flat at $2.5 million for the nine months ended March 30, 2018 and March 31, 2017.

Foreign exchange loss, net.

Our foreign exchange loss, net, decreased by $1.3 million to foreign exchange loss, net, of $2.4 million, or 0.7% of total revenues, for the three months ended March 30, 2018, compared with foreign exchange loss, net, of $3.7 million, or 1.0% of total revenues, for the three months ended March 31, 2017. The decrease was primarily due to the decrease of liabilities in foreign currencies as of March 31, 2018.

Our foreign exchange loss, net, increased by $5.6 million to foreign exchange loss, net, of $5.7 million, or 0.6% of total revenues, for the nine months ended March 30, 2018, compared with foreign exchange loss, net, of $0.1 million, or 0.0% of total revenues, for the nine months ended March 31, 2017. The increase was primarily due to the fluctuation of foreign currencies, particularly the depreciation of U.S. dollars against Thai baht.

Income before income taxes.

We recorded income before income taxes of $22.5 million and $66.2 million for the three and nine months ended March 30, 2018, respectively, compared with $23.4 million and $75.4 million for the three and nine months ended March 31, 2017, respectively.

Income tax expense.

Our provision for income tax reflects an effective tax rate of 6.2% for the three months ended March 30, 2018, compared with an effective tax rate of 6.5% for the three months ended March 31, 2017. The decrease was primarily due to the fact that we had higher income not subject to tax during the three months ended March 30, 2018 as compared to the same period in fiscal year 2017.

Our provision for income tax reflects an effective tax rate of 6.3% for the nine months ended March 30, 2018, compared with an effective tax rate of 6.7% for the nine months ended March 31, 2017. The decrease was primarily due to the fact that we had higher income not subject to tax during the nine months ended March 30, 2018 as compared to the same period in fiscal year 2017.

Net income.

We recorded net income of $21.1 million, or 6.4% of total revenues, for the three months ended March 30, 2018, compared with $21.7 million, or 5.9% of total revenues, for the three months ended March 31, 2017. The decrease in net income of $0.6 million was primarily due to lower gross profit of $7.1 million, offset by decreases in SG&A expenses of $4.7 million and foreign exchange loss, net, of $1.3 million.

We recorded net income of $61.4 million, or 5.8% of total revenues, for the nine months ended March 30, 2018, compared with $69.7 million, or 6.6% of total revenues, for the nine months ended March 31, 2017. The decrease in net income of $8.3 million was primarily due to lower gross profit of $12.3 million and an increase in foreign exchange loss, net, of $5.6 million. These were partially offset by a decrease in SG&A expenses of $9.3 million.

Other comprehensive income (loss).

We recorded other comprehensive income (loss) of $0.2 million, or 0.1% of total revenues, for the three months ended March 30, 2018, compared with other comprehensive income (loss) of $0.3 million, or 0.1% of total revenues, for the three months ended March 31, 2017. The decrease was primarily due to an increase in unrealized loss from fair value adjustments of marketable securities of $0.6 million.

We recorded other comprehensive income (loss) of $0.3 million, or 0.0% of total revenues, for the nine months ended March 30, 2018, compared with other comprehensive (loss) of $(1.6) million, or 0.1% of total revenues, for the nine months ended March 31, 2017. The increase was primarily due to the foreign currency translation adjustment from loss of $0.9 million for the nine months ended March 31, 2017 to gain of $1.4 million for the nine months ended March 30, 2018.

Liquidity and Capital Resources

Cash Flows and Working Capital

We primarily finance our operations through cash flow from operations. As of March 30, 2018 and March 31, 2017, we had cash, cash equivalents, and marketable securities of $311.9 million and $289.2 million, respectively, and outstanding debt of $65.2 million and $74.7 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents for the three and nine months ended March 30, 2018 was 1.2% and 1.1%, respectively, and for the three and nine months ended March 31, 2017 was 0.6% and 0.5%, respectively.

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

During the nine months ended March 30, 2018, we repaid a term loan of $10.2 million under our Facility Agreement; as a result, as of March 30, 2018, we had a long-term borrowing of $26.2 million and short-term borrowing of $39.0 million under our Facility Agreement. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held investments in short-term marketable securities of $169.4 million as of March 30, 2018.

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

We also believe that our current manufacturing capacity is sufficient to meet our anticipated production requirements for at least the next few quarters.

The following table shows our cash flows for the periods indicated:

	Nine Months Ended
(amount in thousands)	March 30, 2018	March 31, 2017
Net cash provided by operating activities	$89,794	$60,388
Net cash used in investing activities	$(48,926)	$(81,055)
Net cash (used in) provided by financing activities	$(31,940)	$17,401
Net increase (decrease) in cash, cash equivalents and restricted cash	$8,928	$(3,266)

Operating Activities

Net cash provided by operating activities increased by $29.4 million, or 48.7%, to $89.8 million for the nine months ended March 30, 2018, compared with net cash provided by operating activities of $60.4 million for the nine months ended March 31, 2017. This increase was primarily due to net cash inflow from trade accounts receivable of $72.3 million and inventory of $38.8 million, partially offset by a decrease in net income of $8.3 million, net cash outflow from trade accounts payable of $55.2 million and a decrease in other current and non-current assets of $13.8 million compared with the nine months ended March 31, 2017.

Investing Activities

Net cash used in investing activities decreased by $32.1 million, or 39.6%, to $48.9 million for the nine months ended March 30, 2018, compared with net cash used in investing activities of $81.1 million for the nine months ended March 31, 2017. This decrease was primarily due to (1) a decrease in the purchase of marketable securities of $16.2 million, (2) a decrease in the purchase of property, plant and equipment of $29.0 million, and (3) a decrease of $9.9 million in payments in connection with the acquisition of Fabrinet UK, offset by a decrease in proceeds from sales and maturities of marketable securities of $23.4 million, compared with the nine months ended March 31, 2017.

Financing Activities

Net cash for financing activities decreased by $49.3 million, or 283.6%, to net cash used in financing activities of $31.9 million for the nine months ended March 30, 2018, compared with net cash provided by financing activities of $17.4 million for the nine months ended March 31, 2017. This decrease was primarily due to (1) an increase of $22.4 million in the repurchase of ordinary shares pursuant to our share repurchase program, (2) a decrease in the proceeds from our revolving bank loan of $22.7 million, (3) a decrease in the proceeds from the issuance of ordinary shares under employee share option plans of $4.9 million, and (4) an increase in withholding tax payment related to net share settlement of restricted share units of $2.8 million, compared with the same period last year. These were offset by a decrease in the repayment of long-term loans from bank of $4.5 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents, and marketable securities totaling $311.9 million and $285.3 million as of March 30, 2018 and June 30, 2017, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and marketable securities are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the nine months ended March 30, 2018 and March 31, 2017, our interest income would have decreased by approximately $0.2 million and $0.1 million, respectively, assuming consistent investment levels.

We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (“LIBOR”), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the nine months ended March 30, 2018 and March 31, 2017, our interest expense would have increased by approximately $0.5 million and $0.5 million, respectively, assuming consistent borrowing levels.

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

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. We recorded unrealized loss of $30 thousand and unrealized loss of $8 thousand related to derivatives that are not designated as hedging instruments, for the nine months ended March 30, 2018 and March 31, 2017, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $1.8 million and $4.8 million as of March 30, 2018 and June 30, 2017, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of March 30, 2018, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our marketable securities as of March 30, 2018 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During the three months ended March 30, 2018 and March 31, 2017, we had one customer that contributed 10% or more of our total revenues. This customer accounted for 17% and 15% of our total revenues during the respective periods. During the nine months ended March 30, 2018 and March 31, 2017, we had one customer that contributed 10% or more of our total revenues. This customer accounted for 16% and 18% of our total revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.

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

Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. For example, in March 2018, Lumentum Holdings Inc. and Oclaro, Inc., both of which are our customers, entered into an agreement for Lumentum to acquire Oclaro. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers acquired the capacity to manufacture products in-house.

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

Volatility in the functional and non-functional currencies of our entities and the U.S. dollar could seriously harm our business, financial condition, and operating results. The primary impact of currency exchange fluctuations is on our cash, receivables, and payables of our operating entities. We may experience significant unexpected losses from fluctuations in exchange rates. For example, in the three months ended March 30, 2018, we experienced a $2.4 million foreign exchange loss, which negatively affected our net income per share by $0.06.

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of March 30, 2018, the U.S. dollar had depreciated approximately 11.6% against the Thai baht since March 25, 2016. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the RMB and GBP and the U.S. dollar. The expenses of our subsidiaries located in the PRC and UK are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of March 30, 2018, the U.S. dollar had appreciated approximately 0.9% against the RMB since March 25, 2016. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of March 30, 2018, the U.S. dollar had depreciated approximately 8.3% against the GBP since September 14, 2016, the date we acquired Fabrinet UK. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill-to-location of customers outside of North America accounted for 51.6% and 57.8% of our total revenues for the three months ended March 30, 2018 and March 31, 2017, respectively, and 54.2% and 54.4% of our total revenues for the nine months ended March 30, 2018 and March 31, 2017, respectively. We expect that total revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

Political unrest and demonstrations, as well as changes in the political, social, business or economic conditions in Thailand, could harm our business, financial condition and operating results.

The majority of our assets and manufacturing operations are located in Thailand. Therefore, political, social, business and economic conditions in Thailand have a significant effect on our business. In March 2018, Thailand was assessed as a medium-high overall risk by AON Political Risk, a risk management, insurance and consulting firm. Any changes to tax regimes, laws, exchange controls or political action in Thailand may harm our business, financial condition and operating results.

Thailand has a history of political unrest that includes the involvement of the military as an active participant in the ruling government. In recent years, political unrest in the country has sparked political demonstrations and, in some instances, violence. In May 2014, the Thai military took over the government in a coup, and it continues to rule the country today. It is unknown how long it may take for the current political situation to be resolved and for democracy to be restored, or what effects the current political situation may have on Thailand and the surrounding region. In October 2016, Thailand’s King Bhumibol Adulyadej died at the age of 88, and was recently succeeded by his son King Maha Vajiralongkorn. While this was a peaceful succession, any future succession crisis or political instability in the Kingdom of Thailand could prevent shipments from entering or leaving the country, disrupt our ability to manufacture products in Thailand, and force us to transfer our operations to more stable, and potentially more costly, regions.

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

We anticipate that we will continue to invest in our customized optics manufacturing facilities located in Fuzhou, China. Because these operations are located in the PRC, they are subject to greater political, legal and economic risks than the geographies in which the facilities of many of our competitors and customers are located. In particular, the political and economic climate in the PRC (both at national and regional levels) is fluid and unpredictable. In March 2018, AON Political Risk assessed the PRC as a medium overall risk. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to change further. Any changes to the political, legal or economic climate in the PRC could harm our business, financial condition and operating results.

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

Our future success depends, in part, upon our ability to attract additional skilled employees and retain our current key personnel. We have identified several areas where we intend to expand our hiring, including business development, finance, human resources, operations and supply chain management. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive management team and other key management and technical personnel, each of whom would be difficult to replace. Although we have key person life insurance policies on some of our executive officers, the loss of any of our executive officers or key personnel or the inability to continue to attract qualified personnel could harm our business, financial condition and operating results.

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

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC, the United Kingdom and the United States. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 and June 2026 on income generated from projects to manufacture certain products at our Pinehurst campus and Chonburi campus, respectively. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted (i.e., at least until June 2020 in the case of our Pinehurst campus and until June 2026 in the case of our Chonburi campus). We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations.

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

We use professional investment management firms to manage our excess cash and cash equivalents. Our marketable securities as of March 30, 2018 are primarily investments in a fixed income portfolio, including corporate bonds and commercial paper, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in marketable securities with a maturity in excess of three years.

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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 30, 2018, we did not record any impairment charges associated with our investment portfolio of marketable securities, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

The Cayman Islands Parent is a Cayman Islands exempted company and substantially all of our assets are located outside of the United States. Given our domicile and the location of our assets, it may be difficult to enforce in U.S. courts judgments obtained in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us. In addition, there is uncertainty as to whether the courts of the Cayman Islands, Thailand or the PRC would recognize or enforce judgments of U.S. courts against us predicated upon the civil liability provisions of the securities laws of the United States or any state. In particular, a judgment in a U.S. court would not be recognized and accepted by Thai courts without a re-trial or examination of the merits of the case. In addition, there is uncertainty as to whether such Cayman Islands, Thai or PRC courts would be competent to hear original actions brought in the Cayman Islands, Thailand or the PRC against us predicated upon the securities laws of the United States or any state.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 21, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, at such time and such prices as management may decide. In February 2018, our board of directors approved an increase of $30.0 million to this share repurchase authorization, bringing the aggregate authorization to $60.0 million. The repurchased shares will be held as treasury stock. As of March 30, 2018, we had a remaining authorization to purchase up to an additional $37.6 million worth of our ordinary shares.

The following table summarizes share repurchase activity for the three months ended March 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
December 30, 2017 – January 31, 2018	—		$—	—		$20,089,748
February 1, 2018 – February 28, 2018	315,000		$28.80	315,000		$41,019,238
March 1, 2018 – March 30, 2018	107,452		$31.89	107,452		$37,592,858

Total	422,452	$		422,452	$

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.
10.1	Amended and Restated Offer Letter, dated January 9, 2018, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	8-K	10.1	January 16, 2018	001-34755

10.2	Amended and Restated Offer Letter, dated January 9, 2018, by and between Toh-Seng Ng and Fabrinet USA, Inc.	8-K	10.2	January 16, 2018	001-34755

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2018.

FABRINET

By:	/s/ TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)