Form 10-K
period 2018-06-29
Fabrinet
filed 2018-08-22
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of December 29, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of approximately $1.1 billion, based on the closing price for the registrant’s ordinary shares as reported on the New York Stock Exchange on such date.

As of August 13, 2018, the registrant had 36,454,146 ordinary shares, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FABRINET

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 29, 2018

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

Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities, such as optical communications, industrial lasers, automotive and sensors. Our customers in these industries support a growing number of end-markets, including automotive, biotechnology, communications, materials processing, medical devices, metrology and semiconductor processing. Our total revenues for the year ended June 29, 2018 (“fiscal year 2018”) decreased by $48.6 million, or 3.4%, from $1.42 billion for the year ended June 30, 2017 (“fiscal year 2017”) to $1.37 billion for fiscal year 2018. Our revenues from lasers, sensors and other markets as a percentage of total revenues increased from 22.0% for fiscal year 2017 to 27.1% for fiscal year 2018, while our revenues from optical communications products as a percentage of total revenues have decreased from 78.0% for fiscal year 2017 to 72.9% for fiscal year 2018.

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

As of June 29, 2018, our facilities comprised approximately 2.0 million total square feet, including approximately 0.2 million square feet of office space and approximately 1.8 million square feet devoted to manufacturing and related activities, of which approximately 0.8 million square feet are clean room facilities. Of the aggregate square footage of our facilities, approximately 1.5 million square feet are located in Thailand and the remaining balance is located in the People’s Republic of China (“PRC” or “China”), the United Kingdom, the United States and the Cayman Islands. See Part I, Item 2. Properties of this Annual Report on Form 10-K.

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

Demand for optical communications components and modules is influenced by the level and rate of development of optical communications infrastructure and carrier and enterprise network expansion, as well as rapid expansion of data center infrastructures. Carrier demand for optical communications network equipment has increased as a direct result of higher network utilization and increased demand for bandwidth capacity. The increase in network traffic volumes has been driven by increasing demand for voice, data and video services delivered over wired and wireless Internet protocol, or IP, networks. The bandwidth demands for data center access have been largely driven by social media applications and cloud services, and continue to increase very rapidly.

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

•

Evaluate Potential Strategic Alternatives such as Acquisitions and Joint Ventures: We will continue to evaluate opportunities to further expand our manufacturing capabilities and diversify our end-markets through the evaluation of various acquisition and joint venture opportunities around the globe. For example, in September 2016 we acquired Global CEM Solutions Ltd. and all of its subsidiaries (collectively, “Fabrinet UK”) to diversify our markets and customer base and accelerate our entrance into the European EMS market.

•

Broaden Our Client Base Geographically: Our manufacturing services are incorporated into products that are distributed in markets worldwide, but we intend to further build out our client base in strategic regions. We intend to focus on expanding our client base in Europe, Asia-Pacific, the Middle East and the United States. We believe these regions have a large and robust optics market, as well as a need for advanced manufacturing services in other growth markets, and would benefit from our precision optical and electromechanical manufacturing services.

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

In March 2018, we began laying the groundwork for a new facility in Israel, where we expect to continue our proven model of providing local NPI services, helping our customers with design for manufacturability, and then transferring those programs to Thailand for volume manufacturing.

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

Customers, Sales and Marketing

The optical communications market we serve is highly concentrated. Therefore, we expect a significant percentage of our total revenues will continue to come from a small number of customers. During fiscal year 2018 and fiscal year 2017, we had one customer, Lumentum Operations LLC, that contributed 10% or more of our total revenues. This customer accounted for 16% and 17% of our total revenues during the respective fiscal years.

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

Suppliers of Raw Materials

Our manufacturing operations use a wide variety of optical, semiconductor, mechanical and electronic components, assemblies and raw materials. We generally purchase materials from our suppliers through standard purchase orders, as opposed to long-term supply agreements. We rely on sole-source suppliers for a number of critical materials. Some of these sole-source suppliers are small businesses, which presents risks to us based on their financial health and reliability, which we continually monitor. We have historically experienced supply shortages resulting from various causes, including reduced yields by our suppliers, which have prevented us from manufacturing products for our customers in a timely manner. While we continually undertake programs to strengthen our supply chain, we are experiencing, and expect for the foreseeable future to continue to experience, strain on our supply chain, as well as periodic supplier problems. We have incurred, and expect to continue to incur for the foreseeable future, costs to address these problems.

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

Our quality management systems help to ensure that the products we provide to our customers meet or exceed industry standards. We maintain the following certifications: ISO9001 for Manufacturing Quality Management Systems; ISO14001 for Environmental Management Systems; TL9000 for Telecommunications Industry Quality Certification; IATF16949 for Automotive Industry Quality Certification; ISO13485 for Medical Devices Industry Quality Certification; AS9100 for Aerospace Industry Quality Certification; NADCAP (National Aerospace and Defense Contractors Accreditation Program) for Quality Assurance throughout the Aerospace and Defense Industries; and OHSAS18001 for Occupational Health and Safety Management Systems. We also maintain compliance with various additional standards imposed by the U.S. Food and Drug Administration, or FDA, with respect to the manufacture of medical devices.

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

Corporate Structure

Fabrinet was incorporated under the laws of the Cayman Islands in August 1999 and commenced business operations in January 2000. We have fifteen direct and indirect subsidiaries, all of which are wholly-owned. As the parent company, we enter into contracts directly with our customers, and have entered into various inter-company agreements with some of our subsidiaries, while our subsidiaries, Casix, Inc., FBN New Jersey Manufacturing, Inc., Fabrinet West, Inc., and Fabrinet UK Limited, each enter into sales contracts or purchase orders directly with their customers. We have inter-company agreements with Fabrinet Co., Ltd. and FBN New Jersey Manufacturing, Inc., whereby each provides manufacturing services to us. We also have inter-company agreements with Fabrinet USA, Inc. and Fabrinet Pte., Ltd. to provide us certain administrative and business development services.

Employees

As of June 29, 2018, we employed approximately 10,579 full-time employees worldwide, including approximately 10,271 employees in manufacturing operations and 308 employees in business development and general and administrative functions. None of our employees are represented by a labor union. We have not experienced any work stoppages, slowdowns, or strikes. We consider our relations with our employees to be positive.

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

Risks Related to Our Business

Our sales depend on a small number of customers. A reduction in orders from any of these customers, the loss of any of these customers, or a customer exerting significant pricing and margin pressures on us could harm our business, financial condition and operating results.

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During fiscal year 2018 and fiscal year 2017, we had one customer, Lumentum Operations LLC, that contributed 10% or more of our total revenues. This customer accounted for 16% and 17% of our total revenues during the respective fiscal years. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.

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

Our current property and casualty insurance covers loss or damage to our property and third-party property over which we have custody and control, as well as losses associated with business interruption, subject to specified exclusions and limitations such as coinsurance, facilities location sub-limits and other policy limitations and covenants. Even with insurance coverage, natural disasters or other catastrophic events, including acts of war, could cause us to suffer substantial losses in our operational capacity and could also lead to a loss of opportunity and to a potential adverse impact on our relationships with our existing customers resulting from our inability to produce products for them, for which we might not be compensated by existing insurance. This in turn could have a material adverse effect on our business, financial condition and operating results.

Fluctuations in foreign currency exchange rates and changes in governmental policies regarding foreign currencies could increase our operating costs, which would adversely affect our operating results.

Volatility in the functional and non-functional currencies of our entities and the U.S. dollar could seriously harm our business, financial condition, and operating results. The primary impact of currency exchange fluctuations is on our cash, receivables, and payables of our operating entities. We may experience significant unexpected losses from fluctuations in exchange rates. For example, in the three months ended June 29, 2018, we experienced a $0.9 million foreign exchange loss, which negatively affected our net income per share by $0.02.

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of June 29, 2018, the U.S. dollar had depreciated approximately 2% against the Thai baht since June 30, 2017. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of June 29, 2018, the U.S. dollar had depreciated approximately 10% against the RMB since June 30, 2017. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of June 29, 2018, the U.S. dollar had depreciated approximately 6% against the GBP since June 30, 2017. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill-to-location of customers outside of North America accounted for 53.1%, 53.4%, and 46.2% of our total revenues for fiscal year 2018, fiscal year 2017 and fiscal year 2016, respectively. We expect that total revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

Most recently, we expanded our manufacturing capacity by building a new facility in Chonburi, Thailand, which was completed in March 2017. We may continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

As a manufacturer of products for the optics industry, we are required to meet certain certification standards, including the following: ISO9001 for Manufacturing Quality Management Systems; ISO14001 for Environmental Management Systems; TL9000 for Telecommunications Industry Quality Certification; IATF16949 for Automotive Industry Quality Certification; ISO13485 for Medical Devices Industry Quality Certification; AS9100 for Aerospace Industry Quality Certification; NADCAP (National Aerospace and Defense Contractors Accreditation Program) for Quality Assurance throughout the Aerospace and Defense Industries; and OHSAS18001 for Occupational Health and Safety Management Systems. We also maintain compliance with various additional standards imposed by the U.S. Food and Drug Administration, or FDA, with respect to the manufacture of medical devices.

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

We are subject to income and other taxes in Thailand, the PRC, the United Kingdom and the United States. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. Our U.S. federal and state tax returns remain open to examination for the tax years 2014 through 2017. In addition, tax returns that remain open to examination in Thailand, the PRC and the United Kingdom range from the tax years 2012 through 2017. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC, the United Kingdom and the United States. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Under the current laws of the Cayman Islands, we are not subject to tax in the Cayman Islands on income or capital gains. We have received this undertaking for a 20-year period ending August 24, 2019. As that date approaches, we intend to request a renewal with the office of the Clerk of the Cabinet for another 20 years, which we believe is likely to be granted. In the event that the Cayman Islands does not renew our request for tax-free treatment, our financial condition and operating results would be harmed.

Preferential tax treatment from the Thai government in the form of a corporate tax exemption is also currently available to us through June 2020 and June 2026 on income generated from projects to manufacture certain products at our Pinehurst campus and Chonburi campus, respectively. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted (i.e., at least until June 2020 in the case of our Pinehurst campus and until June 2026 in the case of our Chonburi campus). We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we are able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of June 29 2018, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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

We are subject to the risk of increased tariffs on products and goods we purchase from off-shore sources (including Chinese sources) and directly or indirectly imported into the United States.

The U.S. Presidential Administration has recently implemented or announced plans to impose tariffs on a wide-range of products and goods manufactured in China that directly or indirectly are imported into the Unites States. In response, various countries and economic regions have announced plans or intentions to impose retaliatory tariffs on a wide-range of products they import from the United States. These newly imposed or threatened U.S. tariffs and retaliatory tariffs could have the effect of increasing the cost of materials we use to manufacture certain products, which could result in lower margins. The tariffs could also result in disruptions to our supply chain, as suppliers struggle to fill orders from companies trying to purchase goods in bulk ahead of announced tariffs. Although we currently believe that the incremental costs to us of these tariffs will be immaterial, should the amount of these tariffs increase, should they be applied to additional categories of components used in our manufacturing activities and should we for any reason be unable to pass on such tariffs to our customers, our operating results would be harmed.

The loan agreements for our long-term debt obligations and other credit facilities contain financial ratio covenants that may impair our ability to conduct our business.

The loan agreements for our long-term and short-term debt obligations contain financial ratio covenants that may limit management’s discretion with respect to certain business matters. These covenants require us to maintain a specified maximum total leverage ratio, minimum debt service coverage ratio (earnings before interest and depreciation and amortization plus cash on hand minus short-term debt), a minimum tangible net worth and a minimum quick ratio, which may restrict our ability to incur additional indebtedness and limit our ability to use our cash. In the event of our default on these loans or a breach of a covenant, the lenders may immediately cancel the loan agreement, deem the full amount of the outstanding indebtedness immediately due and payable, charge us interest on a monthly basis on the full amount of the outstanding indebtedness and, if we cannot repay all of our outstanding obligations, sell the assets pledged as collateral for the loan in order to fulfill our obligation. We may also be held responsible for any damages and related expenses incurred by the lender as a result of any default. Any failure by us or our subsidiaries to comply with these agreements could harm our business, financial condition and operating results.

Our business could be negatively affected as a result of activist shareholders.

If an activist investor takes an ownership position in our ordinary shares, responding to actions by such activist shareholder could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Additionally, perceived uncertainties as to our future direction as a result of shareholder activism or changes to the composition of our board of directors may lead to the perception of a change in the direction of our business or other instability, which may be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with us or do business with our competitors instead of us because of any such issues, then our business, financial condition and operating results would be adversely affected. In addition, our share price could experience periods of increased volatility as a result of shareholder activism.

Our investment portfolio may become impaired by deterioration of the capital markets.

We use professional investment management firms to manage our excess cash and cash equivalents. Our marketable securities as of June 29, 2018 are primarily investments in a fixed income portfolio, including corporate bonds and commercial paper, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in marketable securities with a maturity in excess of three years.

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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 29, 2018, we did not record any impairment charges associated with our investment portfolio of marketable securities, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

Based upon estimates of the value of our assets, which are based in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the taxable year 2018 or for the foreseeable future. However, despite our expectations, we cannot assure you that we will not be a PFIC for the taxable year 2018 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we are a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations and to burdensome reporting requirements.

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

Our principal registered office is located at c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman, KYI-9005, Cayman Islands. We have facilities located in Thailand, the PRC, the United Kingdom, the United States and the Cayman Islands that are used for manufacturing and/or general administration purposes. The following table presents the approximate square footage of our principal facilities as of June 29, 2018:

Location	Owned/Leased	Approximate Square Footage

Pinehurst Campus, Bangkok, Thailand	Owned	1,028,000 square feet
Hemaraj Campus, Chonburi, Thailand	Owned	517,000 square feet
Fuzhou, Fujian, PRC	Leased (1)	300,000 square feet
Santa Clara, California, United States	Owned	72,000 square feet
Wiltshire, United Kingdom	Leased (2)	71,000 square feet
Mountain Lakes, New Jersey, United States	Leased (3)	28,000 square feet
Grand Cayman, Cayman Islands	Leased (4)	1,700 square feet

(1)	The lease periods for the buildings located at this facility expire on September 30, 2018, September 30, 2020 and March 31, 2021, respectively.
(2)	Leased until August 31, 2023.
(3)	Leased until June 30, 2020.
(4)	Leased until January 31, 2019.

ITEM 3.	LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. There currently are no material claims or actions pending or threatened against us.

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

Fiscal Year 2018	High	Low
Fourth Quarter (March 31, 2018—June 29, 2018)	$37.73	$27.69
Third Quarter (December 30, 2017—March 30, 2018)	$33.92	$24.02
Second Quarter (September 30, 2017—December 29, 2017)	$38.89	$28.35
First Quarter (July 1, 2017—September 29, 2017)	$47.02	$34.41

Fiscal Year 2017	High	Low
Fourth Quarter (April 1, 2017—June 30, 2017)	$46.58	$31.97
Third Quarter (December 31, 2016—March 31, 2017)	$49.63	$33.98
Second Quarter (October 1, 2016—December 30, 2016)	$46.50	$36.42
First Quarter (June 25, 2016—September 30, 2016)	$45.01	$33.91

The equity compensation plan information required by this item, which includes a summary of the number of outstanding equity awards granted to employees and directors, as well as the number of securities remaining available for future issuance, under our equity compensation plans as of June 29, 2018, is incorporated by reference to our Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 29, 2018.

Holders of Record

As of August 13, 2018, there were approximately 6 shareholders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 21, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, at such time and such prices as management may decide. In February 2018, our board of directors approved an increase of $30.0 million to this share repurchase authorization, bringing the aggregate authorization to $60.0 million. The repurchased shares will be held as treasury stock. As of June 29, 2018, we had a remaining authorization to purchase up to an additional $17.6 million worth of our ordinary shares.

The following table summarizes share repurchase activity for the three months ended June 29, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
April 1, 2018 – April 30, 2018	—	$—	—	$37,592,858
May 1, 2018 – May 31, 2018	426,734	$36.30	1,165,159	$22,101,460
June 1, 2018 – June 29, 2018	123,944	$36.33	1,289,103	$17,598,987

Total	550,678	$36.31	1,289,103	$17,598,987

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

The graph assumes that $100 was invested in Fabrinet’s ordinary shares on June 28, 2013, and in each of the indices discussed above on June 30, 2013, including reinvestment of dividends. Historic stock performance is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of June 29, 2018 and June 30, 2017, and for the fiscal years ended June 29, 2018, June 30, 2017 and June 24, 2016 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data as of June 24, 2016, June 26, 2015 and June 27, 2014, and for the fiscal years ended June 26, 2015 and June 27, 2014 are derived from the audited consolidated financial statements not included in this Annual Report on Form 10-K. Each of the fiscal years in the table below consisted of 52 weeks, except fiscal year 2017, which consisted of 53 weeks. The results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Years Ended
(amount in thousands, except per share data)	June 29, 2018 (fiscal year 2018)	June 30, 2017 (fiscal year 2017)	June 24, 2016 (fiscal year 2016)	June 26, 2015 (fiscal year 2015)	June 27, 2014 (fiscal year 2014)
Selected Consolidated Statements of Operations Data:
Revenues	$1,371,925	$1,420,490	$976,747	$773,587	$677,854
Cost of revenues	(1,218,513)	(1,249,030)	(857,224)	(685,814)	(603,621)

Gross profit	153,412	171,460	119,523	87,773	74,233
Selling, general and administrative expenses	(57,812)	(65,626)	(49,753)	(39,460)	(27,664)
Other income related to flooding, net	—	—	36	—	44,748
Expenses related to reduction in workforce	(1,776)	—	—	(1,153)	—

Operating income	93,824	105,834	69,806	47,160	91,317
Interest income	3,925	1,977	1,535	1,253	1,793
Interest expense	(3,606)	(3,321)	(1,569)	(616)	(713)
Foreign exchange loss, net	(6,587)	(1,142)	(1,916)	(19)	(24)
Other income (expense)	473	509	376	(152)	797

Income before income taxes	88,029	103,857	68,232	47,626	93,170
Income tax expense	(3,862)	(6,742)	(6,335)	(3,984)	(1,439)

Net income	84,167	97,115	61,897	43,642	91,731
Other comprehensive (loss) income, net of tax	(909)	(939)	635	(44)	—

Net comprehensive income	$83,258	$96,176	$62,532	$43,598	$91,731

Earnings per share:
Basic	$2.26	$2.63	$1.73	$1.23	$2.63
Diluted	$2.21	$2.57	$1.68	$1.21	$2.58
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	37,257	36,927	35,857	35,354	34,938
Diluted	38,035	37,852	36,872	35,984	35,589

	As of
(amount in thousands)	June 29, 2018	June 30, 2017	June 24, 2016	June 26, 2015	June 27, 2014
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$158,102	$133,825	$142,804	$112,978	$233,477
Marketable securities	$174,269	$151,450	$141,709	$142,866	$—
Restricted cash in connection with business acquisition	$3,331	$3,312	$—	$—	$—
Working capital (1)	$284,440	$287,752	$205,592	$150,246	$130,885
Total assets	$1,088,018	$1,033,075	$855,857	$672,503	$564,557
Current and long-term debt	$64,188	$71,103	$60,407	$40,500	$16,500
Total liabilities	$347,079	$351,501	$301,438	$193,559	$137,721
Total shareholders’ equity	$740,939	$681,574	$554,419	$478,944	$426,836

(1)	Working capital is defined as trade accounts receivable plus inventory, less trade accounts payable.

	Years Ended
(amount in thousands)	June 29, 2018	June 30, 2017	June 24, 2016	June 26, 2015	June 27, 2014
Selected Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$138,080	$70,934	$47,088	$52,629	$66,550
Net cash (used in) provided by investing activities	$(58,649)	$(90,556)	$(39,603)	$(195,499)	$26,988
Net cash (used in) provided by financing activities	$(54,106)	$13,432	$22,862	$22,537	$(8,171)
Net increase (decrease) in cash, cash equivalents and restricted cash	$25,325	$(6,190)	$30,347	$(120,333)	$85,367

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our expectation that the portion of our future revenues attributable to customers in regions outside of North America will increase compared with the portion of those revenues for fiscal year 2018;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2019 selling, general and administrative (“SG&A”) expenses will decrease compared to our fiscal year 2018 SG&A expenses;

•	our expectation that our employee costs will increase in Thailand and the People’s Republic of China (“PRC”);

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	our plans to execute acquisitions;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.

These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, in particular, the risks discussed under the heading “Risk Factors” in Item 1A, as well as those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. “We,” “us” and “our” refer to Fabrinet and its subsidiaries.

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

Fiscal years

We utilize a 52-53 week fiscal year ending on the Friday in June closest to June 30. Fiscal year 2018 ended on June 29, 2018 and consisted of 52 weeks. Fiscal year 2017 ended on June 30, 2017 and consisted of 53 weeks. Fiscal year 2016 ended on June 24, 2016 and consisted of 52 weeks.

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

Revenues, by percentage, from individual customers representing 10% or more of our total revenues in the respective periods were as follows:

	Years Ended
	June 29, 2018	June 30, 2017	June 24, 2016
Lumentum Operations LLC	16%	17%	20%

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

The percentage of our revenues generated from a bill-to-location outside of North America decreased from 53.4% in fiscal year 2017 to 53.1% in fiscal year 2018, which was partially due to a decrease in sales to our customers in Asia-Pacific by 0.2% and in Europe by 0.1%. Based on the short and medium term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside of North America will increase as compared with the portion of revenues attributable to such customers during fiscal year 2018.

The following table presents percentages of total revenues by geographic regions:

	Years Ended
	June 29, 2018	June 30, 2017	June 24, 2016
North America	46.9%	46.6%	53.8%
Asia-Pacific	37.8	38.0	35.9
Europe	15.3	15.4	10.3

	100.0%	100.0%	100.0%

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

During fiscal year 2018, fiscal year 2017 and fiscal year 2016, discretionary merit-based bonus awards were made to our non-executive employees. Charges included in cost of revenues for bonus awards to non-executive employees were $3.5 million, $3.2 million and $2.8 million for fiscal year 2018, fiscal year 2017 and fiscal year 2016, respectively.

Share-based compensation expense included in cost of revenues was $6.8 million, $5.3 million and $2.0 million for fiscal year 2018, fiscal year 2017 and fiscal year 2016, respectively.

We expect to incur incremental costs of revenue as a result of our planned expansion into new geographic markets, though we are not able to determine the amount of these incremental expenses.

Selling, General and Administrative Expenses

Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2019, we expect our SG&A expenses will decrease compared with our fiscal year 2018 SG&A expenses.

The compensation committee of our board of directors approved a fiscal year 2018 executive incentive plan with quantitative objectives that were based solely on achieving certain revenue and non-GAAP gross margin targets for fiscal year 2018. Because we did not achieve the targets under our fiscal year 2018 executive incentive plan, no bonuses were paid under such plan. In fiscal year 2017, the compensation committee approved a fiscal year 2017 executive incentive plan with quantitative objectives that were based solely on achieving certain revenue and non-GAAP gross margin targets for our fiscal year ended June 30, 2017. In the three months ended September 29, 2017, the compensation committee awarded bonuses to our executive employees for Company achievements of performance under our fiscal 2017 executive incentive plan. Discretionary merit-based bonus awards are also available to our non-executive employees and payable on a quarterly basis.

Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $0.5 million, $4.4 million and $4.7 million for fiscal year 2018, fiscal year 2017 and fiscal year 2016, respectively.

Share-based compensation expense included in SG&A expenses was $15.8 million, $21.2 million and $7.9 million for fiscal year 2018, fiscal year 2017 and fiscal year 2016, respectively.

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

In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative instruments. We may enter into exchange currency forward or put option contracts to manage foreign currency exposures associated with certain assets and liabilities and other forecasted foreign currency transactions and may designate these instruments as hedging instruments. The forward and put option contracts generally have maturities of up to 12 months. All foreign currency exchange contracts are recognized in the audited consolidated balance sheet as other current assets or other current liabilities and are measured at fair value. Gain or loss on our forward and put option contracts generally offset the assets, liabilities, and transactions economically hedged.

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of June 29, 2018			As of June 30, 2017
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	980,778	$29,568	60.7	395,123	$11,628	47.3
RMB	18,455	2,789	5.7	26,965	3,980	16.2
GBP	12,514	16,392	33.6	6,896	8,982	36.5

Total		$48,749	100.0		$24,590	100.0

Liabilities
Thai baht	1,401,473	$42,251	84.5	1,875,338	$55,189	82.7
RMB	19,893	3,007	6.0	28,451	4,200	6.3
GBP	3,615	4,735	9.5	5,625	7,326	11.0

Total		$49,993	100.0		$66,715	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. The Company manages its exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 29, 2018 there were $7.0 million of foreign currency forward contracts and $30.0 million of foreign currency option contracts outstanding on the Thai baht payables. As of June 30, 2017, there was $1.0 million in foreign currency forward contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, trade accounts receivable, and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, and other payables. As of June 29, 2018 and June 30, 2017, we did not have any derivative contracts denominated in RMB.

The GBP assets represent cash, trade accounts receivable, inventory, and property, plant and equipment. The GBP liabilities primarily represent trade accounts payable. As of June 29, 2018 and June 30, 2017, we did not have any derivative contracts denominated in GBP.

For fiscal year 2018 and fiscal year 2017, we recorded realized loss of $0.4 million and realized gain of $0.3 million, respectively, related to derivatives that are not designated as hedging instruments in the consolidated statements of operations and comprehensive income.

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

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 and June 2026 on income generated from projects to manufacture certain products at our Pinehurst campus and Chonburi campus, respectively. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted (i.e., at least in the case of our Pinehurst campus and until June 2026 in the case of our Chonburi campus). In March 2016, the Thailand Revenue Department announced a permanent decrease of corporate income tax rates to 20% for tax periods beginning on or after January 1, 2016. As a result, corporate income tax rates for our Thai subsidiary are expected to remain at 20% from fiscal year 2017 onward.

As of June 30, 2017, we determined that it was more likely than not that deferred tax assets attributable to a subsidiary in the United States would not be realized, primarily due to uncertainties related to the subsidiary’s ability to utilize its net operating loss carryforwards before they expire. Accordingly, we established a valuation allowance for all deferred tax assets. If there is a change in our ability to realize deferred tax assets for which a valuation allowance has been established, then our tax provision may decrease in the period in which we determine that realization is more likely than not. Likewise, if we determine that it is not more likely than not that our deferred tax assets will be realized, then a valuation allowance may be established for such deferred tax assets and our tax provision may increase in the period in which we make the determination. During fiscal year 2018, the subsidiary in the United States generated taxable income sufficient for the utilization of loss carryforwards due to better operating performance and effective control of operating expenses and management determined that it is more likely than not that future taxable income would be sufficient to allow the benefit of the loss to be realized. Therefore, as of June 29, 2018, we partially reversed the deferred tax assets valuation allowance.

The Tax Cuts and Jobs Act, or the Tax Reform Act, was enacted on December 22, 2017 and provides for significant changes to U.S. tax law. Among other provisions, the Tax Reform Act reduces the U.S. corporate income tax rate to 21% effective in 2018. The Tax Reform Act also contains a number of provisions that may impact us in future years. Since the Tax Reform Act was recently finalized and ongoing guidance and accounting interpretation is expected over the next twelve months, we have made certain provisional accounting estimates, as permitted under Staff Accounting Bulletin No. 118, and continue to analyze our accounting policies in this area. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Reform Act will be applied or otherwise administered that is different from our interpretation. As we complete our analysis of the Tax Reform Act, collect and prepare necessary data, and interpret any additional guidance, we may make adjustments to provisional amounts that we have recorded that may be material in the period in which the adjustments are made. The final accounting analysis will occur no later than one year from the date the Tax Reform Act was enacted.

As a result of the reduction in the corporate rate, we have remeasured our U.S. deferred tax assets and liabilities as of June 29, 2018 to reflect the lower rate expected to apply when these temporary differences reverse. We provisionally estimate that the remeasurement resulted in a reduction in current income tax expenses of $0.1 million and deferred tax assets of $0.4 million. While we are able to make reasonable estimates of the impact of the reduction in corporate rate, the final impact of the Tax Reform Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take.

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

For information regarding the expected impact of the adoption of Accounting Standards Update 2014-09, “Revenue from Contracts with Customers (Topic 606)”, see Note 2 of our audited consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

We make provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or the financial positions of our customers or changes in economic conditions may require additional provisions for inventory due to our customers’ inability to fulfill their contractual obligations. During fiscal year 2018 and fiscal year 2017, a change of 10% for excess and obsolete materials, based on product demand and production requirements from our customers, would have affected our net income by approximately $0.3 million and $0.3 million, respectively.

Deferred Income Taxes

Our deferred income tax assets represent temporary differences between the carrying amount and the tax basis of existing assets and liabilities that will result in deductible and payable amounts in future years, including net operating loss carry forwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize these deferred income tax assets. Our judgments regarding future profitability may change owing to future market conditions, changes in U.S. or international tax laws, or other factors. If these estimates and related assumptions change in the future, we may be required to increase or decrease our valuation allowance against the deferred tax assets, resulting in additional or lesser income tax expense. As of June 30, 2017, we determined that it was more likely than not that deferred tax assets attributable to a subsidiary in the United States would not be realized, primarily due to uncertainties related to the subsidiary’s ability to utilize its operating loss carryforwards before they expire. As of June 30, 2017, we assessed all of our deferred tax assets as more likely than not to be realizable and, accordingly, recognized a valuation allowance for deferred tax assets of $6.4 million. During fiscal year 2018, this subsidiary generated taxable income sufficient for the utilization of loss carryforwards due to better operating performance and effective control of operating expenses such that it is now more likely than not that future taxable income would be sufficient to allow the benefit of the loss to be realized. Therefore, as of June 29, 2018, we partially reversed the deferred tax assets valuation allowance.

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

Business acquisition

For the acquisition of Fabrinet UK, we allocated the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation of consideration to the individual net assets has been finalized.

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

	Years Ended
	June 29, 2018	June 30, 2017	June 24, 2016
Revenues	$1,371,925	$1,420,490	$976,747
Cost of revenues	(1,218,513)	(1,249,030)	(857,224)

Gross profit	153,412	171,460	119,523
Selling, general and administrative expenses	(57,812)	(65,626)	(49,753)
Other income related to flooding, net	—	—	36
Expenses related to reduction in workforce	(1,776)	—	—

Operating income	93,824	105,834	69,806
Interest income	3,925	1,977	1,535
Interest expense	(3,606)	(3,321)	(1,569)
Foreign exchange loss, net	(6,587)	(1,142)	(1,916)
Other income, net	473	509	376

Income before income taxes	88,029	103,857	68,232
Income tax expense	(3,862)	(6,742)	(6,335)

Net income	84,167	97,115	61,897
Other comprehensive (loss) income, net of tax	(909)	(939)	635

Net comprehensive income	$83,258	$96,176	$62,532

The following table sets forth a summary of our consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Years Ended
	June 29, 2018	June 30, 2017	June 24, 2016
Revenues	100.0%	100.0%	100.0%
Cost of revenues	(88.8)	(87.9)	(87.8)

Gross profit	11.2	12.1	12.2
Selling, general and administrative expenses	(4.2)	(4.6)	(5.1)
Other income related to flooding, net	—	—	(0.0)
Expenses related to reduction in workforce	(0.1)	—	—

Operating income	6.9	7.5	7.1
Interest income	0.3	0.1	0.2
Interest expense	(0.3)	(0.2)	(0.1)
Foreign exchange loss, net	(0.5)	(0.1)	(0.2)
Other income, net	0.1	0.0	0.0

Income before income taxes	6.5	7.3	7.0
Income tax expense	(0.3)	(0.5)	(0.7)

Net income	6.2	6.8	6.3
Other comprehensive (loss) income, net of tax	(0.1)	(0.1)	0.1

Net comprehensive income	6.1%	6.7%	6.4%

The following table sets forth our revenues by end market for the periods indicated.

	Years Ended
(amount in thousands)	June 29, 2018	June 30, 2017	June 24, 2016
Optical communications	$1,000,256	$1,108,637	$727,580
Lasers, sensors, and other	371,669	311,853	249,167

Total	$1,371,925	$1,420,490	$976,747

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

We utilize a 52-53 week fiscal year ending on the Friday in June closest to June 30. Fiscal year 2018 ended on June 29, 2018 and consisted of 52 weeks. Fiscal year 2017 ended on June 30, 2017 and consisted of 53 weeks. Fiscal year 2016 ended on June 24, 2016 and consisted of 52 weeks.

Comparison of Fiscal Year 2018 with Fiscal Year 2017

Total revenues. Our total revenues decreased by $48.6 million, or 3.4%, to $1.37 billion for fiscal year 2018, compared with $1.42 billion for fiscal year 2017. This decrease was primarily due to a decrease in customers’ demand for optical communications manufacturing services, particularly telecom manufacturing services, for fiscal year 2018, driven by a slower growth rate in the data center market following a peak year in fiscal year 2017, partially offset by an increase in customers’ demand for non-optical communications manufacturing services. Revenues from optical communications products represented 72.9% of our total revenues for fiscal year 2018, compared with 78.0% for fiscal year 2017.

Cost of revenues. Our cost of revenues decreased by $30.5 million, or 2.4%, to $1.22 billion, or 88.8% of total revenues, for fiscal year 2018, compared with $1.25 billion, or 87.9% of total revenues, for fiscal year 2017. The decrease in cost of revenues was primarily due to a proportional decrease in sales volume.

Gross profit. Our gross profit decreased by $18.0 million, or 10.5%, to $153.4 million, or 11.2% of total revenues, for fiscal year 2018, compared with $171.5 million, or 12.1% of total revenues, for fiscal year 2017.

SG&A expenses. Our SG&A expenses decreased by $7.8 million, or 11.9%, to $57.8 million, or 4.2% of total revenues, for fiscal year 2018, compared with $65.6 million, or 4.6% of total revenues, for fiscal year 2017. Our SG&A expenses decreased during fiscal year 2018, compared with fiscal year 2017, mainly due to decreases in incentive-based compensation of $9.2 million because we did not achieve the targets under our fiscal year 2018 executive incentive plan, and expenses related to merger and acquisition activities of $1.7 million because we did not acquire any businesses during fiscal year 2018. These decreases were offset by an increase in severance payments of $2.1 million during fiscal year 2018 to the Executive Chairman of our board of directors in connection with his transition to non-executive Chairman of our board of directors.

Operating income. Our operating income decreased by $12.0 million to $93.8 million, or 6.8% of total revenues, for fiscal year 2018, compared with $105.8 million, or 7.5% of total revenues, for fiscal year 2017.

Interest income. Our interest income increased by $1.9 million to $3.9 million for fiscal year 2018, compared with $2.0 million for fiscal year 2017. The increase was primarily due to an increase in our average outstanding cash and marketable securities balances and interest rates.

Interest expense. Our interest expense increased by $0.3 million to $3.6 million for fiscal year 2018, compared with $3.3 million for fiscal year 2017. The increase was primarily due to an increase in the average interest rate.

Foreign exchange loss, net. We recorded foreign exchange loss, net of $6.6 million for fiscal year 2018, compared with $1.1 million for fiscal year 2017. The increase was primarily due to the fluctuation of the Thai baht and RMB against our functional currency, the U.S. dollar.

Income before income taxes. We recorded income before income taxes of $88.0 million for fiscal year 2018, compared with $103.9 million for fiscal year 2017.

Income tax expense. Our provision for income tax reflects an effective tax rate of 5.0% for fiscal year 2018, compared with an effective tax rate of 5.5% for fiscal year 2017. The decrease in income tax expense was primarily due to the fact that we had more income not subject to tax during fiscal year 2018 as compared with fiscal year 2017. The impact from the Tax Cuts and Jobs Act resulted in a reduction in income tax expense of $0.1 million during fiscal year 2018.

Net income. We recorded net income of $84.2 million, or 6.2% of total revenues, for fiscal year 2018, compared with net income of $97.1 million, or 6.8% of total revenues, for fiscal year 2017.

Other comprehensive (loss) income. Our other comprehensive loss remained flat at $0.9 million, or 0.1% of total revenues for each of fiscal year 2018 and fiscal year 2017.

Comparison of Fiscal Year 2017 with Fiscal Year 2016

Total revenues. Our total revenues increased by $443.7 million, or 45.4%, to $1.42 billion for fiscal year 2017, compared with $976.7 million for fiscal year 2016. This increase was primarily due to (1) an increase in customers’ demand for both optical and non-optical communication manufacturing services for fiscal year 2017; and (2) the positive impact from an additional week of revenue during fiscal year 2017. Revenues from optical communications products represented 78.0% of our total revenues for fiscal year 2017, compared with 74.5% for fiscal year 2016.

Cost of revenues. Our cost of revenues increased by $391.8 million, or 45.7%, to $1.25 billion, or 87.9% of total revenues, for fiscal year 2017, compared with $857.2 million, or 87.8% of total revenues, for fiscal year 2016. The increase in cost of revenues was primarily due to a proportional increase in sales volume. The increase in cost of revenues also included an increase of $3.3 million in share-based compensation expenses, primarily due to a higher number of restricted and performance share units granted to our executives when compared to the prior period.

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

Income tax expense. Our provision for income tax reflects an effective tax rate of 5.5% for fiscal year 2017, compared with an effective tax rate of 6.7% for fiscal year 2016. The decrease was primarily due to the fact that we had more income not subject to tax during fiscal year 2017 as compared with fiscal year 2016.

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

Liquidity and Capital Resources

We primarily finance our operations through cash flow from operations activities. As of June 29, 2018 and June 30, 2017, we had cash, cash equivalents, and marketable securities of $332.4 million and $285.3 million, respectively, and outstanding debt of $64.2 million and $71.1 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits and liquid investments with maturities of three months or less, are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents for fiscal year 2018, fiscal year 2017 and fiscal year 2016 was 0.8%, 0.6% and 0.7%, respectively.

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

During fiscal year 2018, we refinanced all existing term and revolving loans under our credit facility agreement (“Facility Agreement”) into a $65.0 million term loan that matures on June 4, 2023. As of June 29, 2018, we had a term loan borrowing of $64.2 million and no revolving loans outstanding under our Facility Agreement. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay this obligation. To better manage our cash on hand, we also held investments in short-term marketable securities of $174.3 million as of June 29, 2018.

We believe that our current cash, cash equivalents, marketable securities, cash flow from operations, and funds available through our credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months, subsequent to the filing of this annual report. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Item 1A of this Annual Report on Form 10-K.

We also believe that our current manufacturing capacity is sufficient to meet our anticipated production requirements for at least the next few quarters.

The following table shows our cash flows for the periods indicated:

	Years Ended
(amount in thousands)	June 29, 2018	June 30, 2017	June 24, 2016
Net cash provided by operating activities	$138,080	$70,934	$47,088
Net cash used in investing activities	$(58,649)	$(90,556)	$(39,603)
Net cash (used in) provided by financing activities	$(54,106)	$13,432	$22,862
Net increase (decrease) in cash, cash equivalents and restricted cash	$25,325	$(6,190)	$30,347
Cash, cash equivalents and restricted cash, beginning of period	$137,137	$142,804	$112,978
Cash, cash equivalents and restricted cash, end of period	$161,433	$137,137	$142,804

Operating Activities

Net cash provided by operating activities increased by $67.1 million, or 94.7%, to $138.1 million for fiscal year 2018, compared with net cash provided by operating activities of $70.9 million for fiscal year 2017 due to better working capital management. This increase was due to increase from cash received from trade accounts receivable of $82.0 million and a decrease of ending inventories of $34.4 million. These were offset by decreases in net income of $12.9 million and cash paid to trade accounts payable of $34.8 million.

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

Investing Activities

Net cash used in investing activities decreased by $31.9 million, or 35.2%, to $58.6 million for fiscal year 2018, compared with net cash used in investing activities of $90.6 million for fiscal year 2017. The decrease was primarily due to a decrease of 34.4 million in the purchase of property, plant and equipment as the construction of our new facility in Chonburi, Thailand was completed in March 2017 and there was no significant purchase of property, plant and equipment during fiscal year 2018, and a decrease of $9.9 million related to merger and acquisition activities because we did not acquire any businesses during fiscal year 2018. These decreases were offset by a net increase in investment in marketable securities of $12.9 million.

Net cash used in investing activities increased by $50.9 million, or 128.7%, to $90.6 million for fiscal year 2017, compared with net cash used in investing activities of $39.6 million for fiscal year 2016. The increase was primarily due to an increase of $27.6 million in the purchase of property, plant and equipment primarily for our new facility in Chonburi, Thailand, a net increase of $11.4 million in marketable securities and the net payment of $9.9 million in connection with the acquisition of Fabrinet UK.

Financing Activities

Net cash used in financing activities increased by $67.5 million, or 502.8%, to $54.1 million for fiscal year 2018, compared with net cash provided by financing activities of $13.4 million for fiscal year 2017. This increase was primarily due to (1) an increase in cash paid for repurchase of ordinary shares of $42.4 million (2) a decrease in cash received from short-term loans of $22.5 million, (3) an increase in cash paid for withholding tax related to net share settlement of restricted share units of $4.1million, and (4) a decrease in cash received from the issuance of ordinary shares under our employee share option plans of $4.5 million. These were offset by a decrease in repayment of long-term loans of $6.9 million.

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

Contractual Obligations

The following table sets forth certain of our contractual obligations as of June 29, 2018:

	Payments Due by Period
(amount in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$64,188	$3,250	$6,500	$54,438	$—
Interest expense obligation (1)	11,490	2,490	4,853	4,147	—
Capital lease obligations	967	451	516	—	—
Operating lease obligations	3,631	1,263	1,485	883	—
Severance liabilities (2)	10,162	400	1,826	1,602	6,334
Deferred liability in connection with business acquisition	3,331	3,331	—	—	—
Provision for uncertain income tax position	2,327	653	1,648	5	21

Total	$96,096	$11,838	$16,828	$61,075	$6,355

(1)

Interest expense obligation reflects the interest rate on long-term debt obligation as of June 29, 2018. The interest rates ranged between 3.6% and 4.1%. For further discussion of long-term and short-term debt obligations, see Note 13 of our audited consolidated financial statements.

(2)	Severance liabilities as of June 29, 2018 are determined based on management assumptions. See Note 14 of our audited consolidated financial statements.

As of June 29, 2018, our long-term debt obligations consisted of approximately $64.2 million outstanding under a loan agreement. The loan prescribes maximum ratios of total leverage and minimum levels of debt service coverage ratios (i.e., earnings before interest expenses and depreciation and amortization plus cash on hand minus short-term debts divided by current portion of long-term debts plus interest expenses). These financial ratio covenants could restrict our ability to incur additional indebtedness and limit our ability to use our cash. Our long-term debt obligation also includes customary events of default.

As of June 29, 2018, we were in compliance with our long-term loan agreements. Nonetheless, in the event of a default on these loans or a breach of a financial ratio covenant, the lenders may immediately cancel the loan agreements, deem the full amount of the outstanding indebtedness immediately due and payable; charge us interest on a monthly basis on the full amount of the outstanding indebtedness and, if we cannot repay all of our outstanding obligations, sell the assets pledged as collateral for the loans in order to fulfill our obligations to the lenders. We may also be held responsible for any damages and related expenses incurred by the lender as a result of any default.

We entered into the Facility Agreement with a consortium of banks on May 22, 2014, which provided for a $200.0 million credit line, comprised of a $150.0 million revolving loan facility and a $50.0 million delayed draw term loan facility with a maturity date of May 22, 2019. The revolving loan facility contained an accordion feature permitting us to request an increase in the facility up to $100.0 million subject to customary terms and conditions and provided that no default or event of default exists at the time of request.

On February 26, 2015, we entered into the Second Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from May 21, 2015 to July 31, 2015. It also allowed us, upon the satisfaction of certain conditions, to designate from time to time one or more of Fabrinet’s subsidiaries as borrowers under the Facility Agreement. On July 31, 2015, we entered into the Third Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from July 31, 2015 to July 31, 2016. On July 22, 2016, we entered into the Fourth Amendment to the Facility Agreement to change the timing of filing certain financial information with the bank.

On June 4, 2018, we entered into the Fifth Amendment to the Facility Agreement to (i) reduce the revolving commitments thereunder from $150.0 million to $25.0 million, (ii) extend the termination date of the revolving commitments from May 22, 2019 to June 4, 2023, (iii) refinance the then-existing term loan and revolving loans under the Facility Agreement into a $65.0 million term loan that matures on June 4, 2023 and (iv) reduce the applicable interest rate margins and commitment fees. The revolving loan facility contains an accordion feature permitting us to request an increase in the facility up to $200.0 million subject to customary terms and conditions and provided that no default or event of default exists at the time of request. The revolving loan facility terminates and all amounts outstanding are due and payable in full on June 4, 2023. The principal amount of any drawn term loans must be repaid according to the scheduled quarterly amortization payments, with final payment of all amounts outstanding, plus accrued interest, being due June 4, 2023.

As of June 29, 2018, $64.2 million of the term loan was outstanding under the Facility Agreement and there were available revolving credit facilities of $25.0 million.

In connection with our acquisition of Fabrinet UK in the first quarter of fiscal year 2017, we assumed lease agreements for certain machine and equipment, which are accounted for as capital leases. As of June 29, 2018, we included approximately $1.4 million of capital lease assets and $1.0 million of capital lease liability in our consolidated balance sheets associated with these acquired lease agreements.

As of June 29, 2018, we also had certain operating lease arrangements in which the lease payments are calculated using the straight-line method. Our rental expenses under these leases were $1.8 million, $1.9 million and $1.2 million for fiscal year 2018, fiscal year 2017 and fiscal year 2016, respectively.

Capital Expenditures

The following table sets forth our capital expenditures, which include amounts for which payments have been accrued, for the periods indicated.

	Years Ended
(amount in thousands)	June 29, 2018	June 30, 2017	June 24, 2016
Capital expenditures	$30,535	$56,194	$55,166

Our capital expenditures for fiscal year 2018, fiscal year 2017 and fiscal year 2016 principally related to investment in our new facilities in Thailand and the United States. During fiscal year 2018, we purchased additional equipment to continue to support the expansion of our manufacturing facilities in Thailand and the United Kingdom. During fiscal year 2017, we purchased equipment and entered into an agreement to purchase an additional parcel of land in Chonburi, to support the expansion of our manufacturing operations in Thailand, which was fully paid for during fiscal year 2018. During fiscal year 2016, we purchased a parcel of land and began construction of our Chonburi campus. During fiscal year 2019, we expect our capital expenditures to increase compared to fiscal year 2018 mainly related to investment in existing and new manufacturing facilities.

Off-Balance Sheet Commitments and Arrangements

As of June 29, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We had cash, cash equivalents, and marketable securities totaling $332.4 million, $285.3 million and $284.5 million, as of June 29, 2018, June 30, 2017 and June 24, 2016, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and marketable securities are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during fiscal year 2018, fiscal year 2017 and fiscal year 2016, our interest income would have decreased by approximately $0.3 million, $0.3 million and $0.1 million, respectively, assuming consistent investment levels.

We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (“LIBOR”), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during fiscal year 2018, fiscal year 2017 and fiscal year 2016, our interest expense would have increased by approximately $0.6 million, $0.8 million and $0.1 million, respectively, assuming consistent borrowing levels.

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

As a consequence, our gross profit margins, operating results, profitability and cash flows are adversely impacted when the dollar depreciates relative to the Thai baht, GBP or the RMB. We have a particularly significant currency rate exposure to changes in the exchange rate between the Thai baht, GBP, RMB and the U.S. dollar. We must translate foreign currency-denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our audited consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar compared with such foreign currencies will affect our reported results of operations and the value of our assets and liabilities on our audited consolidated balance sheets, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and shareholders’ equity.

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. We recognized unrealized loss of $1.7 million, unrealized gain of $0.02 million and unrealized loss of $1.8 million in the consolidated statements of operations and comprehensive income during fiscal year 2018, fiscal year 2017 and fiscal year 2016, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, RMB and GBP would have resulted in a decrease in our net dollar position of approximately $0.9 million and $4.8 million and $2.3 million as of June 29, 2018, June 30, 2017 and June 24, 2016, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of June 29, 2018 and June 30, 2017, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. As of June 29, 2018 and June 30, 2017, our marketable securities were held in various financial institutions with a maturity limit not to exceed three years, and all securities were rated A1, P-1, F1, or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Fabrinet

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fabrinet

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fabrinet and its subsidiaries as of June 29, 2018 and June 30, 2017, and the related consolidated statements of operations and comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows for each of the three years in the period ended June 29, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 29, 2018 and June 30, 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers ABAS Ltd.

Bangkok, Thailand

August 22, 2018

We have served as the Company’s auditor since 1999.

FABRINET

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	June 29, 2018	June 30, 2017
Assets
Current assets
Cash and cash equivalents	$158,102	$133,825
Restricted cash in connection with business acquisition	3,331	—
Marketable securities	174,269	151,450
Trade accounts receivable, net	246,912	264,349
Inventory, net	257,687	238,665
Prepaid expenses	8,061	6,306
Other current assets	5,948	4,159

Total current assets	854,310	798,754

Non-current assets
Restricted cash in connection with business acquisition	—	3,312
Property, plant and equipment, net	219,640	216,881
Intangibles, net	4,880	5,840
Goodwill	3,828	3,806
Deferred tax assets	5,280	2,905
Other non-current assets	80	1,577

Total non-current assets	233,708	234,321

Total Assets	$1,088,018	$1,033,075

Liabilities and Shareholders’ Equity
Current liabilities
Bank borrowings, net of unamortized debt issuance costs	$3,250	$48,402
Trade accounts payable	220,159	215,262
Capital lease liability, current portion	451	344
Income tax payable	709	1,976
Deferred liability in connection with business acquisition	3,331	—
Accrued payroll, bonus and related expenses	13,476	13,852
Accrued expenses	9,013	9,227
Other payables	19,728	22,209

Total current liabilities	270,117	311,272

Non-current liabilities
Long-term loan from bank, net of unamortized debt issuance costs	60,938	22,701
Deferred tax liability	2,284	1,981
Capital lease liability, non-current portion	516	1,024
Deferred liability in connection with business acquisition	—	3,312
Severance liabilities	10,162	8,488
Other non-current liabilities	3,062	2,723

Total non-current liabilities	76,962	40,229

Total Liabilities	347,079	351,501

Commitments and contingencies (Note 19)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of June 29, 2018 and June 30, 2017)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 37,723,733 shares and 37,340,496 shares issued; and 36,434,630 shares and 37,340,496 shares outstanding as of June 29, 2018 and June 30, 2017, respectively)	377	373
Additional paid-in capital	151,797	133,293
Less: Treasury shares (1,289,103 shares and zero shares as of June 29, 2018 and June 30, 2017, respectively)	(42,401)	—
Accumulated other comprehensive loss	(1,257)	(348)
Retained earnings	632,423	548,256

Total Shareholders’ Equity	740,939	681,574

Total Liabilities and Shareholders’ Equity	$1,088,018	$1,033,075

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended
(in thousands of U.S. dollars, except per share data)	June 29, 2018	June 30, 2017	June 24, 2016
Revenues	$1,371,925	$1,420,490	$976,747
Cost of revenues	(1,218,513)	(1,249,030)	(857,224)

Gross profit	153,412	171,460	119,523
Selling, general and administrative expenses	(57,812)	(65,626)	(49,753)
Other income related to flooding, net	—	—	36
Expenses related to reduction in workforce	(1,776)	—	—

Operating income	93,824	105,834	69,806
Interest income	3,925	1,977	1,535
Interest expense	(3,606)	(3,321)	(1,569)
Foreign exchange loss, net	(6,587)	(1,142)	(1,916)
Other income, net	473	509	376

Income before income taxes	88,029	103,857	68,232
Income tax expense	(3,862)	(6,742)	(6,335)

Net income	84,167	97,115	61,897

Other comprehensive (loss) income, net of tax:
Change in net unrealized (loss) gain on marketable securities	(1,019)	(471)	443
Change in net unrealized (loss) gain on derivative instruments	(1)	(158)	192
Change in foreign currency translation adjustment	111	(310)	—

Total other comprehensive (loss) income, net of tax	(909)	(939)	635

Net comprehensive income	$83,258	$96,176	$62,532

Earnings per share
Basic	$2.26	$2.63	$1.73
Diluted	$2.21	$2.57	$1.68

Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	37,257	36,927	35,857
Diluted	38,035	37,852	36,872

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Amount					Total
Balances at June 26, 2015	35,437,654	354	89,390	—	(44)	389,244	478,944
Net income	—	—	—	—	—	61,897	61,897
Other comprehensive income	—	—	—	—	635	—	635
Share-based compensation expense	—	—	9,927	—	—	—	9,927
Issuance of ordinary shares	718,792	8	5,471	—	—	—	5,479
Tax withholdings related to net share settlement of restricted share units	—	—	(2,463)	—	—	—	(2,463)

Balances at June 24, 2016	36,156,446	362	102,325	—	591	451,141	554,419
Net income	—	—	—	—	—	97,115	97,115
Other comprehensive loss	—	—	—	—	(939)	—	(939)
Share-based compensation expense	—	—	26,507	—	—	—	26,507
Issuance of ordinary shares	1,184,050	11	5,886	—	—	—	5,897
Tax withholdings related to net share settlement of restricted share units	—	—	(1,425)	—	—	—	(1,425)

Balances at June 30, 2017	37,340,496	373	133,293	—	(348)	548,256	681,574
Net income	—	—	—	—	—	84,167	84,167
Other comprehensive loss	—	—	—	—	(909)	—	(909)
Share-based compensation expense	—	—	22,581	—	—	—	22,581
Issuance of ordinary shares	383,237	4	1,432	—	—	—	1,436
Repurchase of 1,289,103 shares held as treasury shares	—	—	—	(42,401)	—	—	(42,401)
Tax withholdings related to net share settlement of restricted share units	—	—	(5,509)	—	—	—	(5,509)

Balances at June 29, 2018	37,723,733	377	151,797	(42,401)	(1,257)	632,423	740,939

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands of U. S. dollars)	June 29, 2018	June 30, 2017	June 24, 2016

Cash flows from operating activities
Net income for the year	$84,167	$97,115	$61,897
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	29,087	23,793	17,357
Loss (gain) on disposal of property, plant and equipment	18	(30)	(73)
Loss on disposal of intangibles	447	—	—
Loss from sales and maturities of marketable securities	364	822	194
Amortization of investment (discount) premium	(506)	(193)	798
Amortization of deferred debt issuance costs	994	1,396	758
Income related to flooding	—	—	(828)
Proceeds from insurers in settlement of claim related to flood damage	—	—	272
Reversal of allowance for doubtful accounts	(23)	(1)	(17)
Unrealized loss on exchange rate and fair value of derivative	4,222	1,884	1,905
Share-based compensation	22,581	26,507	9,927
Deferred income tax	(2,074)	754	864
Other non-cash expenses	2,133	2,173	1,744
(Reversal of) Inventory obsolescence	(436)	42	(521)
Loss from written-off inventory due to flood loss	—	—	233
Changes in operating assets and liabilities
Trade accounts receivable	17,852	(64,142)	(61,013)
Inventory	(19,432)	(53,802)	(50,598)
Other current assets and non-current assets	(4,464)	(2,231)	(5,901)
Trade accounts payable	3,502	38,293	56,308
Income tax payable	(1,267)	(67)	573
Other current liabilities and non-current liabilities	915	(1,379)	13,209

Net cash provided by operating activities	138,080	70,934	47,088

Cash flows from investing activities
Purchase of marketable securities	(152,908)	(122,778)	(108,341)
Proceeds from sales of marketable securities	61,795	39,578	41,836
Proceeds from maturities of marketable securities	67,417	72,361	67,113
Payments in connection with business acquisition, net of cash acquired	—	(9,917)	—
Purchase of property, plant and equipment	(33,825)	(68,262)	(40,616)
Gain on cash settlement of hedged forward contracts	—	—	34
Proceeds from disposal of property, plant and equipment	449	230	194
Purchase of intangibles	(1,577)	(1,768)	(379)
Proceeds from insurers in settlement of claims related to flood damage	—	—	556

Net cash used in investing activities	(58,649)	(90,556)	(39,603)

Cash flows from financing activities
Payment of debt issuance costs	—	—	(654)
Proceeds of short-term loan from bank	5,000	27,500	18,000
Repayment of short-term loan from bank	(1,003)	(157)	(41,500)
Proceeds of long-term loan from bank	—	—	50,000
Repayment of long-term loan from bank	(11,212)	(18,100)	(6,000)
Proceeds from issuance of ordinary shares under employee share option plan	1,436	5,890	5,479
Repayment of capital lease liability	(417)	(276)	—
Repurchase of ordinary shares	(42,401)	—	—
Withholding tax related to net share settlement of restricted share units	(5,509)	(1,425)	(2,463)

Net cash (used in) provided by financing activities	(54,106)	13,432	22,862

Net increase (decrease) in cash, cash equivalents and restricted cash	$25,325	$(6,190)	$30,347

FABRINET

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended
(in thousands of U. S. dollars)	June 29, 2018	June 30, 2017	June 24, 2016

Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	$137,137	$142,804	$112,978
Increase (decrease) in cash, cash equivalents and restricted cash	25,325	(6,190)	30,347
Effect of exchange rate on cash, cash equivalents and restricted cash	(1,029)	523	(521)

Cash, cash equivalents and restricted cash at end of period	$161,433	$137,137	$142,804

Supplemental disclosures
Cash paid for
Interest	$2,219	$1,924	$1,091
Taxes	$1,352	$5,218	$5,473
Cash received for interest	$3,945	$1,753	$1,049

Non-cash investing and financing activities
Construction, software related and equipment related payables	$5,144	$8,434	$20,628

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of same amounts shown in the consolidated statements of cash flows:

	As of
(amount in thousands)	June 29, 2018	June 30, 2017	June 24, 2016
Cash and cash equivalents	$158,102	$133,825	$142,804
Restricted cash in connection with business acquisition	3,331	3,312	—

Cash, cash equivalents and restricted cash	$161,433	$137,137	$142,804

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

The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products, such as optical communication components, modules and sub-systems, industrial lasers, medical devices and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and test. The Company focuses primarily on the production of low-volume, high-mix products. The principal subsidiaries of Fabrinet include Fabrinet Co., Ltd. (“Fabrinet Thailand”), Casix, Inc. (“Casix”), Fabrinet West, Inc. (“Fabrinet West”) and Fabrinet UK Limited, which was formerly known as Exception EMS Ltd.

2.	Summary of significant accounting policies

Principles of consolidation

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. Fiscal year 2018 ended on June 29, 2018 and consisted of 52 weeks. Fiscal year 2017 ended on June 30, 2017 and consisted of 53 weeks. Fiscal year 2016 ended on June 24, 2016 and consisted of 52 weeks.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include Fabrinet and its subsidiaries. All inter-company accounts and transactions have been eliminated.

On September 14, 2016, the Company acquired Global CEM Solutions, Ltd. and all of its subsidiaries (collectively, “Fabrinet UK”), a privately-held group located in Wiltshire, United Kingdom. The consolidated financial statements of the Company include the financial position, results of operations and the cash flows of Fabrinet UK commencing as of the acquisition date. See Note 9, Business acquisition for further details on the accounting for this transaction.

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

With respect to subsidiaries that use USD as their functional currency, transactions denominated in a currency other than USD are translated into USD at the rates of exchange in effect at the date of the transaction. Monetary assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rate prevailing at the consolidated balance sheet dates. Transaction gains and losses are included in foreign exchange gain (loss) in the accompanying consolidated statements of operations and comprehensive income.

Fabrinet translates the assets and liabilities of its subsidiaries that do not use USD as their functional currency into USD using exchange rates in effect at the end of each period. Revenue and expenses for such subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation adjustment included in accumulated other comprehensive income (loss) (“AOCI”) in the Company’s consolidated balance sheets.

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

Marketable securities

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the designations at each balance sheet date. The Company may sell certain of the Company’s marketable securities prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s marketable securities generally range from three months to three years. The Company’s marketable securities consist of investment in U.S. Treasury and fixed income securities and have been classified and accounted for as available-for-sale.

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

The Company reviews long-lived assets or asset groups for recoverability on a quarterly basis for any events or changes in circumstances that indicate that their carrying amount may not be recoverable. Recoverability of long-lived assets or asset groups is measured by comparing their carrying amount to the projected undiscounted cash flows that the long-lived assets or asset groups are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment exceeds its fair value.

Intangibles

Intangibles are stated at historical cost less amortization. Amortization of customer relationships is calculated using the accelerated method as to reflect the pattern in which the economic benefits of the intangible assets are consumed. Amortization of other intangibles is calculated using the straight-line method.

Intangible assets are reviewed for impairment quarterly or more frequently whenever changes or circumstances indicate the carrying amount of related assets may not be recoverable.

Business acquisition

For the acquisition of Fabrinet UK, the Company allocated the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation of consideration to the individual net assets was finalized in the fourth quarter of fiscal year 2017.

The acquired intangible assets, which consist of customer relationships and backlog, are recorded as intangibles in the consolidated balance sheets. The fair value of the acquired intangible assets was determined based on the multi-period excess earnings method. The Company reviews intangibles for impairment whenever changes or circumstances indicate the carrying amount may not be recoverable.

In connection with the business acquisition, $3.4 million of cash, net of foreign currency translation adjustment, for deferred consideration, was placed into an escrow account which is under the Company’s control. However, the Company has contractually agreed to remit this deferred consideration to the sellers of Fabrinet UK, subject to the resolution of claims that the Company may make against the funds with respect to indemnification and other claims within 24 months from the closing date of the transaction. As of June 29, 2018, the cash is presented as restricted cash in the consolidated balance sheets within current assets and the related liability is presented within current liabilities for the deferred consideration. As of June 30, 2017, the cash is presented as restricted cash in the consolidated balance sheets within non-current assets and the related liability is presented within non-current liabilities for the deferred consideration.

Goodwill

Goodwill arising from the acquisition is primarily attributable to the ability to expand future products and services and the assembled workforce. Goodwill is reviewed annually for impairment or more frequently whenever changes or circumstances indicate the carrying amount of goodwill may not be recoverable.

Treasury shares

Treasury share purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury shares. Gains and losses in excess of par value on the subsequent reissuance of shares are credited or charged to additional paid-in capital in the consolidated balance sheet using the average-cost method.

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

Derivatives

The derivatives assets and liabilities are recognized on the consolidated balance sheets as other current assets or other current liabilities and are measured at fair value.

The Company applies hedge accounting to arrangements that qualify and are designated for cash flow or fair value hedge accounting treatment. Hedge accounting is discontinued prospectively if the hedging relationship ceases to be effective or the hedging or hedged items cease to exist as a result of maturity, sale, termination or cancellation.

Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges which include forward currency contracts. In a cash flow hedging relationship, the effective portion of the change in the fair value of the hedging derivative is initially recorded in AOCI in the consolidated balance sheets, while any ineffective portion is recognized directly in earnings, as a component of foreign exchange gain (loss) in the consolidated statements of operations and comprehensive income. The portion of gain or loss on the derivative instrument remains in AOCI until the forecasted transaction is recognized in earnings.

The Company also enters into derivative contracts that are intended to economically hedge certain of the Company’s risks. The changes in the fair value of the derivatives are recorded directly in earnings as a component of foreign exchange gain (loss) in the consolidated statements of operations and comprehensive income. In accordance with the fair value measurement guidance, the Company’s accounting policy is to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio. The Company executes derivative instruments with financial institutions that are credit-worthy, which the Company defines as institutions that hold an investment grade credit rating.

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

Services revenue of $57.1 million, $75.4 million and $31.7 million were recognized in the consolidated statements of operations and comprehensive income for the years ended June 29, 2018, June 30, 2017 and June 24, 2016, respectively.

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

(Reversal of) warranty cost allowances of ($0.02 million), $1.0 million and $0.1 million were recognized in the consolidated statements of operations and comprehensive income for the years ended June 29, 2018, June 30, 2017 and June 24, 2016, respectively.

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

The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of both positive and negative evidence and the relative weight of the evidence. A company shall reduce its deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is “more likely than not” (i.e., a likelihood of greater than 50 percent) that some portion or all of the deferred tax assets will not be realized. The valuation allowance shall be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The valuation allowance shall be monitored and considered from all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance for deferred tax assets is not needed.

The accounting standard clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.

The Company recognizes a tax benefit in the financial statements for an uncertain tax position only if management’s assessment is that the position is “more likely than not” to be sustained upon examination by the tax jurisdiction based solely on the technical merits of the position. The term “tax position” refers to a position in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. The accounting interpretation also provides guidance on measurement methodology, derecognition thresholds, financial statement classification and disclosures, recognition of interest and penalties, and accounting for the cumulative-effect adjustment at the date of adoption.

New Accounting Pronouncements—not yet adopted by the Company

In November 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-14, “Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to the Staff Accounting Bulletin (“SAB”) No. 116 and SEC Release No. 33-10403”. This ASU amended, superseded and added certain SEC paragraphs in Topic 220, Topic 605 and Topic 606 to reflect the August 2017 issuance of SEC Staff Accounting Bulletin (SAB) 116 and SEC Release No. 33-10403. The SEC staff issued SAB 116 to align its revenue guidance with Accounting Standards Codification (ASC) 606. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company will implement this standard along with the implementation of ASC 606 effective June 30, 2018 and does not expect that the adoption of this standard will have a material impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” The amendments in this ASU provide guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company will adopt this new update effective June 30, 2018. The Company does not expect that the adoption of this update will have a material impact on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This new guidance requires certain equity investments to be measured at fair value, use of the exit price notion and separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements. The ASU on recognition and measurement will take effect for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. In addition, in February 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance clarifies certain aspects of the guidance issued in ASU 2016-01 on (1) equity securities without a readily determinable fair value – discontinuation, (2) equity securities without a readily determinable fair value – adjustments, (3) forward contracts and purchased options, (4) presentation requirements for certain fair value option liabilities, and (5) fair value option liabilities denominated in a foreign currency. The Company will adopt this new update effective June 30, 2018. The Company does not expect that the adoption of this update will have a material impact on its consolidated financial statements.

In May 2014, as part of its ongoing efforts to assist in the convergence of accounting principles generally accepted in the United States of America (“U.S. GAAP”), the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC 606”). The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual and interim periods beginning after December 15, 2017. The FASB has issued several updates to the standard which (1) defer the original effective date from January 1, 2017 to January 1, 2018, while allowing for early adoption as of January 1, 2017 (ASU 2015-14); (2) clarify the application of the principal versus agent guidance (ASU 2016-08); (3) clarify the guidance on inconsequential and perfunctory promises and licensing (ASU 2016-10); and (4) clarify the guidance on certain sections of the guidance providing technical corrections and improvements (ASU 2016-10). In May 2016, the FASB issued ASU

2016-12, “Revenue from Contracts with Customers (Topic 606) Narrow-Scope Improvements and Practical Expedients”, to address certain narrow aspects of the guidance including collectability criterion, collection of sales taxes from customers, noncash consideration, contract modifications and completed contracts. This issuance does not change the core principle of the guidance in the initial topic issued in May 2014.

The Company set up a team for the implementation of the new revenue recognition accounting standard, including hiring of external advisors to help with the implementation efforts of ASC 606, as amended. The Company utilized a comprehensive approach to evaluate the impact of adopting ASC 606 on its contract portfolio by reviewing the current revenue accounting policies and practices to identify differences that would result from applying the new guidance to the revenue contracts on amount and timing of revenue recognition.

The Company currently recognizes the majority of its manufacturing revenue when title and risk and rewards of ownership have passed, the price to the buyer is fixed or determinable and recoverability is reasonably assured, which generally is when the goods are shipped. The Company has determined that the new standard will have no substantial changes to its current revenue recognition policy as the Company’s revenues will continue to be recognized at a “point in time” model. However, there will be a portion of revenue contracts that will fall into an “over time” model as the customers take control of the products as they are produced, as opposed to at a “point in time” upon physical delivery. Service revenue will also continue to be recognized at an “over time” model as services are performed.

The Company has substantially completed a review of the accounting systems and processes required to apply this new guidance. Additionally, the Company has completed the majority of the assessment phase and documentation of new policies and is currently in the process of adjusting its accounting policies, operational and financial reporting processes, and relevant internal controls and gathering data for the new disclosure requirements.

ASC 606 allows for either “full retrospective” adoption, meaning the standard is applied to all periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements as of the adoption date. The Company will adopt the standard using the modified retrospective approach, effective as of June 30, 2018.

New Accounting Pronouncements—adopted by the Company

In February 2018, the FASB issued ASU 2018-02 “Income Statement – Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU which allows companies to reclassify stranded tax effects in accumulated other comprehensive income (loss) that have been caused by the Tax Cuts and Jobs Act of 2017 (the Act) to retained earnings for each period in which the effect of the change in the U.S. federal corporate income tax rate is recorded. The FASB has made the reclassification optional. In addition, in March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118,” which updates the income tax accounting in U.S. GAAP to reflect SEC guidance released on December 22, 2017, when the Act was signed into law. The Company adopted these updates with immaterial impact to the consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. The amendments also make certain targeted improvements to simplify the application of hedge accounting guidance and ease the administrative burden of hedge documentation requirements and assessing hedge effectiveness. This ASU is the final version of

Proposed Accounting Standards Update 2016-310—Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which has been deleted. During the fiscal year 2018, the Company adopted this update with no impact to the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents and restricted cash or restricted cash equivalents. The Company has early adopted this update in the second quarter of fiscal year 2017 on a retrospective basis. As of June 29, 2018 and June 30, 2017, restricted cash in connection with business acquisition of $3.3 million was presented in the statement of cash flows as cash, cash equivalents and restricted cash.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment award transactions, including, the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The amendments in this update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, for public companies. Early adoption is permitted for any entity in any interim or annual period. During fiscal year 2018, the Company adopted this update with no impact to the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815),” to clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815, does not, in and of itself, require designation of the hedging relationship, provided that all other hedge accounting criteria continue to be met. This guidance is effective for public entities for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. During fiscal year 2018, the Company adopted this update with no impact to the consolidated financial statements.

3.	Income taxes

Cayman Islands

Fabrinet is domiciled in the Cayman Islands. Under the current laws of the Cayman Islands, Fabrinet is not subject to tax in the Cayman Islands on income or capital gains. Fabrinet has received this undertaking for a 20-year period ending August 24, 2019. As that date approaches, Fabrinet intends to request a renewal with the office of the Clerk of the Cabinet for another 20 years.

Income of the Company exempted from corporate income tax in the Cayman Islands amounted to $58.4 million, $64.2 million and $41.0 million in the years ended June 29, 2018, June 30, 2017 and June 24, 2016, respectively.

Thailand

Fabrinet Thailand is where the majority of the Company’s operations and production takes place. The Company is not subject to tax from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6, and is not subject to tax from July 2018 through June 2026 on income generated from the manufacture of products at its Chonburi campus. Such preferential tax treatment is contingent on, among other things, the export of the Company’s customers’ products out of Thailand and the Company’s agreement not to move its manufacturing facilities out of its current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. In March 2016, the Thailand Revenue Department announced the permanent decrease of corporate income tax rates to 20% for tax periods beginning on or after January 1, 2016. As a result, corporate income tax rates for Fabrinet Thailand are expected to remain at 20% from fiscal year 2017 onwards.

People’s Republic of China

The corporate income tax rate for Casix is 25%.

The United States

The Tax Cuts and Jobs Act, or the Tax Reform Act, was enacted on December 22, 2017 and provides for significant changes to U.S. tax law. Among other provisions, the Tax Reform Act reduces the U.S. corporate income tax rate to 21% effective in 2018. Under the Tax Reform Act, our U.S. subsidiaries are subject to an average corporate income tax rate of 27.6% for fiscal year 2018. The subsidiaries’ corporate income tax rate will be 21% beginning in July 2018 for fiscal year 2019.

The United Kingdom

The corporate income tax rate for U.K. subsidiaries is 19%.

The Company’s income tax expense consisted of the following:

	Years Ended
(amount in thousands)	June 29, 2018	June 30, 2017	June 24, 2016
Current	$5,457	$5,986	$5,053
Deferred	(1,595)	756	1,282

Total income tax expense	$3,862	$6,742	$6,335

The reconciliation between the Company’s taxes that would arise by applying the statutory tax rate of the country of the Company’s principal operations, Thailand, to the Company’s effective tax charge is shown below:

	Years Ended
(amount in thousands)	June 29, 2018	June 30, 2017	June 24, 2016
Income before income taxes (1)	$88,029	$103,857	$68,232
Tax expense calculated at a statutory corporate income tax rate of 20%	17,606	20,771	13,646
Effect of income taxes from locations with tax rates different from Thailand	2,657	(48)	(3,309)
Income not subject to tax (2)	(12,824)	(17,212)	(10,493)
Income tax on unremitted earnings	1,007	798	527
Effect of different tax rate in relation to deferred tax utilization	423	—	894
Effect of foreign exchange rate adjustment	(134)	667	375
Tax rebate from research and development application	(454)	(226)	(145)
Provision for uncertain income tax position	277	260	214
Utilization of loss carryforward	(3,224)	—	—
(Reversal of) valuation allowance (3)	(1,587)	1,517	4,882
Others	115	215	(256)

Corporate income tax expense	$3,862	$6,742	$6,335

(1)	Income before income taxes was mostly generated from domestic income in the Cayman Islands.
(2)

Income not subject to tax relates to income earned in the Cayman Islands and income subject to an investment promotion privilege for Pinehurst Building 6. Income not subject to tax per ordinary share on a diluted basis was $0.34, $0.45, and $0.28 for the years ended June 29, 2018, June 30, 2017, and June 24, 2016, respectively.

(3)

As of June 29, 2018, the Company reversed valuation allowances of deferred tax assets of $5.2 million. The reversal was affected by utilization of deferred tax assets from loss carryforward of $3.2 million and effect of different tax rate in relation to deferred tax utilization of $0.4 million which have been separately presented in another line items.

The Company’s deferred tax assets and deferred tax liabilities, net of valuation allowance, at each balance sheet date are as follows:

	As of
(amount in thousands)	June 29, 2018	June 30, 2017
Deferred tax assets:
Depreciation	$2,151	$1,674
Severance liability	1,518	1,127
Reserves and allowance	1,545	1,046
Net operating loss carryforwards	1,228	496
Others	277	10

Total	$6,719	$4,353

	As of
(amount in thousands)	June 29, 2018	June 30, 2017
Deferred tax liabilities:
Temporary differences from intangibles and changes in the fair value of assets acquired	$(860)	$(944)
Deferred tax from unremitted earnings	(2,863)	(2,485)

Total	(3,723)	(3,429)

Net	$2,996	$924

As of June 30, 2017, the Company determined that it is more likely than not that deferred tax assets attributable to a subsidiary in the United States would not be realized, primarily due to uncertainties related to the subsidiary’s ability to utilize its net operating loss carryforwards before they expire. Accordingly, the Company established a valuation allowance for such deferred tax asset. During the year ended June 29, 2018, the subsidiary generated taxable income sufficient for the utilization of loss carryforwards due to better operating performance and effective control of operating expenses such that management determined that it is more likely than not that future taxable income would be sufficient to allow the benefit of the loss to be realized. Therefore, as of June 29, 2018, the Company partially set up the valuation allowance of deferred tax assets.

The changes in the valuation allowances of deferred tax assets were as follows:

(amount in thousands)	Valuation allowances of deferred tax assets
Balance as of June 24, 2016	$4,882
Additional	1,517

Balance as of June 30, 2017	6,399
Reversal	(5,234)

Balance as of June 29, 2018	$1,165

The Tax Reform Act contains a number of provisions that may impact us in future years. Since the Tax Reform Act was recently finalized and ongoing guidance and accounting interpretation is expected over the next twelve months, the Company has made certain provisional accounting estimates, as permitted under Staff Accounting Bulletin No. 118, and continued to analyze its accounting policies in this area. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Reform Act will be applied or otherwise administered that is different from the Company’s interpretation.

As the Company completes its analysis of the Tax Reform Act, collects and prepares necessary data, and interprets any additional guidance, it may make adjustments to provisional amounts that it has recorded that may be material in the period in which the adjustments are made. The final accounting analysis will occur no later than one year from the date the Tax Reform Act was enacted.

Currently, the Company has completed its assessment of the impact from the Tax Reform Act. The Company applied the new corporate tax rate to compute its current income tax and remeasured its deferred tax assets and liabilities for all U.S. subsidiaries as of June 29, 2018 to reflect the lower rate expected to apply when these temporary differences are utilized. The remeasurement resulted in (1) a reduction in current income tax expenses of $0.1 million and (2) a reduction in deferred tax assets of $0.4 million.

Income tax liabilities have not been established for withholding tax and other taxes that would be payable on the unremitted earnings of Fabrinet Thailand. Such amounts of Fabrinet Thailand are permanently reinvested; unremitted earnings for Fabrinet Thailand totaled $102.5 million and $97.3 million as of June 29, 2018 and June 30, 2017, respectively. Unrecognized deferred tax liabilities for such unremitted earnings were $5.8 million and $5.2 million as of June 29, 2018 and June 30, 2017, respectively.

Deferred tax liabilities of $1.0 million and $0.8 million have been established for withholding tax on the unremitted earnings of Casix for the year ended June 29, 2018 and June 30, 2017, respectively, which are included in non-current deferred tax liability in the consolidated balance sheets.

Uncertain income tax positions

Interest and penalties related to uncertain tax positions are recognized in income tax expense. The Company had approximately $0.9 million and $0.6 million of accrued interest and penalties related to uncertain tax positions on the consolidated balance sheets as of June 29, 2018 and June 30, 2017, respectively. The Company recorded interest and penalties of $0.3 million, $0.3 million and $0.2 million for the years ended June 29, 2018, June 30, 2017 and June 24, 2016, respectively, in the consolidated statements of operations and comprehensive income. With regard to the Thailand jurisdiction, tax years 2013 through 2017 remain open to examination by the local authorities.

The following table indicates the changes to the Company’s uncertain income tax positions for the years ended June 29, 2018, June 30, 2017 and June 24, 2016 included in other non-current liabilities.

	Years Ended
(amount in thousands)	June 29, 2018	June 30, 2017	June 24, 2016
Beginning balance	$1,420	$1,420	$1,420
Additions during the year	25	—	—
Reductions for tax positions of prior years	—	—	—

Ending balance	$1,445	$1,420	$1,420

4.	Earnings per ordinary share

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

	Years Ended
(amount in thousands except per share amounts)	June 29, 2018	June 30, 2017	June 24, 2016
Net income attributable to shareholders	$84,167	$97,115	$61,897

Weighted-average number of ordinary shares outstanding (thousands of shares)	37,257	36,927	35,857
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units and performance share units (thousands of shares)	778	925	1,015

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	38,035	37,852	36,872

Basic earnings per ordinary share	$2.26	$2.63	$1.73
Diluted earnings per ordinary share	$2.21	$2.57	$1.68

5.	Cash, cash equivalents and marketable securities

The Company’s cash, cash equivalents, and marketable securities can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities
As of June 29, 2018
Cash	$146,778	$—	$146,778	$—
Cash equivalents	11,324	—	11,324	—
Corporate bonds and commercial papers	128,441	(736)	—	127,705
U.S. agency and U.S. treasury securities	43,734	(324)	—	43,410
Sovereign and municipal securities	3,185	(31)	—	3,154

Total	$333,462	$(1,091)	$158,102	$174,269

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain (Loss)	Cash and Cash Equivalents	Marketable Securities
As of June 30, 2017
Cash	$131,240	$—	$131,240	$—
Cash equivalents	2,585	—	2,585	—
Corporate bonds and commercial papers	98,247	27	—	98,274

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain (Loss)	Cash and Cash Equivalents	Marketable Securities
U.S. agency and U.S. treasury securities	50,768	(102)	—	50,666
Sovereign and municipal securities	2,507	3	—	2,510

Total	$285,347	$(72)	$133,825	$151,450

The cash equivalents include short-term bank deposits, investments in money market funds, and marketable securities with maturities of three months or less at the date of purchase. The effective interest rate on short term bank deposits was 0.8% and 0.6% per annum for the years ended June 29, 2018 and June 30, 2017, respectively.

As of June 29, 2018 and June 30, 2017, 49% and 66%, respectively, of our cash and cash equivalents were held by the Parent Company.

The following table summarizes the cost and estimated fair value of marketable securities classified as available-for-sale securities based on stated effective maturities as of June 29, 2018:

(amount in thousands)	Carrying Cost	Fair Value
Due within one year	$28,216	$28,193
Due between one to three years	147,144	146,076

Total	$175,360	$174,269

During the year ended June 29, 2018, the net realized loss from changes in fair value of marketable securities recognized by the Company was $0.4 million.

As of June 29, 2018 and June 30, 2017, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the years ended June 29, 2018 and June 30, 2017.

As of June 29, 2018 and June 30, 2017, cash, cash equivalents, and marketable securities included a bank deposit of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement and comply with covenants. Under the terms and conditions of the Facility Agreement, the Company shall maintain cash, cash equivalents and/or marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits, and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. As discussed in Note 13, the Company must comply with this covenant from and after the effective date of the Facility Agreement.

6.	Fair Value

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 29, 2018
Assets
Cash equivalents	$—	$11,324		$—	$11,324
Corporate bonds and commercial papers	—	127,705		—	127,705
U.S. agency and U.S. treasury securities	—	43,410		—	43,410
Sovereign and municipal securities	—	3,154		—	3,154
Derivative assets	—	—		—	—

Total	$—	$185,593		$—	$185,593

Liabilities
Derivative liabilities	$—	$1,745	(1)	$—	$1,745

Total	$—	$1,745		$—	$1,745

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 30, 2017
Assets
Cash equivalents	$—	$2,585		$—	$2,585
Corporate bonds and commercial papers	—	98,274		—	98,274
U.S. agency and U.S. treasury securities	—	50,666		—	50,666
Sovereign and municipal securities	—	2,510		—	2,510
Derivative assets	—	15	(2)	—	15

Total	$—	$154,050		$—	$154,050

Liabilities
Derivative liabilities	$—	$—		$—	$—

Total	$—	$—		$—	$—

(1)	Foreign currency forward contracts with notional amount of $7.0 million and Canadian dollars 0.4 million. Foreign currency option contracts with notional amount of $30.0 million.
(2)	Foreign currency forward contracts with notional amount of $1.0 million and Canadian dollars 0.6 million.

Derivative Financial Instruments

As a result of foreign currency rate fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency denominated assets and liabilities change. The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency denominated assets and liabilities and other foreign currency transactions. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard. As of June 29, 2018, the Company recognized the fair value of foreign currency forward contracts of $1.7 million as derivative liabilities in the consolidated balance sheets under other current liabilities. As of June 30, 2017, the Company recognized the fair value of foreign currency forward contracts of $0.02 million as derivative assets in the consolidated balance sheets under other current assets.

As of June 29, 2018 and June 30, 2017, the Company had no foreign currency forward contracts designated as cash flow hedges. During the year ended June 30, 2017, the Company discontinued cash flow hedges and recognized a gain from unwinding foreign currency forward contracts of $0.3 million as foreign exchange gain, net in the consolidated statements of operations and comprehensive income.

As of June 29, 2018, the Company had five outstanding foreign currency forward contracts with notional amount of $7.0 million, four outstanding foreign currency option contracts with notional amount of $30.0 million and one foreign currency forward contract with notional amount of Canadian dollars 0.4 million with maturity dates from July through October 2018. These foreign currency forward and option contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollars. During the year ended June 29, 2018, the Company included unrealized loss of $1.7 million from changes in fair value of foreign currency contracts in earnings as foreign exchange loss, net in the consolidated statements of operations and comprehensive income.

As of June 30, 2017, the Company had two outstanding foreign currency forward contracts with notional amount of $1.0 million and Canadian dollars 0.6 million, with maturity dates from July through September 2017. These foreign currency forward contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollars. During the year ended June 30, 2017, the Company included unrealized gain of $0.02 million from changes in fair value of foreign currency contracts in the consolidated statements of operations and comprehensive income.

7.	Trade accounts receivable, net

(amount in thousands)	As of June 29, 2018	As of June 30, 2017
Trade accounts receivable	$246,972	$264,389
Less: Allowance for doubtful account	(60)	(40)

Trade accounts receivable, net	$246,912	$264,349

8.	Inventory

(amount in thousands)	As of June 29, 2018	As of June 30, 2017
Raw materials	$100,241	$88,640
Work in progress	121,797	105,732
Finished goods	20,690	33,998
Goods in transit	17,516	13,025

	260,244	241,395
Less: Inventory obsolescence	(2,557)	(2,730)

Inventory, net	$257,687	$238,665

9.	Business acquisition

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

The allocation of consideration to the individual net assets acquired was finalized in the fourth quarter of fiscal year 2017. As the functional currency of Fabrinet UK is pound sterling (“GBP”), for the year ended June 29, 2018, the Company recognized a $0.1 million gain from foreign currency translation adjustment in its consolidated statements of operations and comprehensive income, under other comprehensive (loss) income, net of tax.

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

In connection with the Company’s acquisition of Fabrinet UK, the Company assumed lease agreements for certain machine and equipment, which are accounted for as capital leases. As of June 29, 2018, the Company included approximately $1.4 million of capital lease assets and $1.0 million of capital lease liability in the consolidated balance sheets associated with these acquired lease agreements.

During the year ended June 30, 2017, the Company incurred approximately $1.5 million in transaction costs related to the acquisition, which primarily consisted of legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income.

During the year ended June 29, 2018, there were no transaction costs related to the acquisition.

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

Customer relationships represent the fair value of future projected revenues derived from the sale of products to existing customers of the acquired company. The fair value of $4.4 million will be amortized, using the accelerated method, over an estimated useful life of ten years.

Backlog represents the fair value of sales orders backlog as of the valuation date. The fair value of $0.1 million will be amortized, using an accelerated amortization method, over the respective estimated useful life of three years.

Goodwill

Goodwill arising from the acquisition is primarily attributable to the ability to expand future products and services and the assembled workforce. Goodwill is not deductible for tax purposes.

10.	Property, plant and equipment, net

The components of property, plant and equipment, net were as follows:

(amount in thousands)	Land and Land Improvements	Building and Building Improvements	Manufacturing Equipment	Office Equipment	Motor Vehicles	Computers	Construction and Machinery Under Installation	Total
As of June 29, 2018
Cost	$45,080	$139,342	$141,869	$7,582	$456	$21,250	$8,762	$364,341
Less: Accumulated depreciation	(6)	(38,265)	(86,989)	(4,454)	(334)	(14,653)	—	(144,701)

Net book value	$45,074	$101,077	$54,880	$3,128	$122	$6,597	$8,762	$219,640

As of June 30, 2017
Cost	$39,096	$138,578	$127,085	$7,688	$534	$19,642	$6,058	$338,681
Less: Accumulated depreciation	(2)	(31,881)	(72,130)	(4,163)	(376)	(13,248)	—	(121,800)

Net book value	$39,094	$106,697	$54,955	$3,525	$158	$6,394	$6,058	$216,881

On December 23, 2016, the Company entered into an agreement to purchase a parcel of land in Chonburi, Thailand to support the expansion of the Company’s production in Thailand. The aggregate purchase price was approximately $5.6 million, of which the first installment of $1.1 million was paid by the Company on January 10, 2017 and the remaining balance of the purchase price was fully paid on December 25, 2017.

Leased assets included above comprise certain machine and equipment from capital lease agreements assumed from the acquisition of Fabrinet UK.

(amount in thousands)	As of June 29, 2018	As of June 30, 2017
Cost—Capital leases	$2,481	2,725
Less: Accumulated depreciation	(1,043)	(856)

Net book value	$1,438	1,869

Depreciation expense amounted to $27.4 million, $22.5 million and $17.3 million for the years ended June 29, 2018, June 30, 2017 and June 24, 2016, respectively, and has been allocated between cost of revenues and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

The cost of fully depreciated property, plant and equipment written-off during the years ended June 29, 2018, June 30, 2017 and June 24, 2016 amounted to $3.5 million, $5.4 million and $2.0 million, respectively.

During the year ended June 29, 2018, the Company had no borrowing costs capitalized. During the year ended June 30, 2017, the Company capitalized $0.5 million of borrowing costs in construction in progress of its new manufacturing building at Chonburi Campus. The Company stopped capitalizing borrowing costs in the third quarter of fiscal year 2017 upon the completion of this campus.

11.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 29, 2018
Software	$6,269	$(4,324)	$—	$1,945
Customer relationships	4,373	(1,413)	(42)	2,918
Backlog	119	(101)	(1)	17

Total intangibles	$10,761	$(5,838)	$(43)	$4,880

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 30, 2017
Software	$5,944	$(3,850)	$—	$2,094
Customer relationships	4,373	(606)	(88)	3,679
Backlog	119	(51)	(1)	67

Total intangibles	$10,436	$(4,507)	$(89)	$5,840

In connection with the acquisition of Fabrinet UK, the Company recorded $4.4 million of customer relationships and $0.1 million of backlog in the consolidated balance sheets. As of June 29, 2018, the weighted-average remaining life of customer relationships and backlog was 6.1 years and 0.9 years, respectively. As of June 30, 2017, the weighted-average remaining life of customer relationships and backlog was 6.9 years and 1.6 years, respectively.

The Company recorded amortization expense relating to intangibles of $1.7 million, $1.2 million and $0.1 million for the years ended June 29, 2018, June 30, 2017 and June 24, 2016, respectively.

As of June 29, 2018, the estimated future amortization of intangible assets during each fiscal year was as follows:

(amount in thousand)
2019	$1,462
2020	1,038
2021	892
2022	657
2023	400
Thereafter	431

Total	$4,880

12.	Goodwill

In connection with the acquisition of Fabrinet UK, the Company recorded $3.8 million of goodwill in the consolidated balance sheets.

The	changes in the carrying amount of goodwill were as follows:

(amount in thousands)	Goodwill
Balance as of June 30, 2017	$3,806
Foreign currency translation adjustment	22

Balance as of June 29, 2018	$3,828

Goodwill is not deductible for tax purposes. Goodwill is reviewed annually for impairment or more frequently whenever changes or circumstances indicate the carrying amount of goodwill may not be recoverable. As of June 29, 2018, the Company performed the annual impairment test for goodwill, which indicated there was no goodwill impairment.

13. Borrowings

The Company’s total borrowings, including short-term and long-term borrowings, consisted of the following:

(dollars in thousands)

Rate (1)	Conditions	Maturity		As of June 29, 2018	As of June 30, 2017
Short-term borrowings:
Revolving borrowing:
LIBOR + 1.75% per annum	Repayable in 1 to 6 months	July 2017	(2)	$—	$34,000
Short-term borrowings from bank:
Bank of England base rate +1.85% per annum	Repayable based on credit terms of secured accounts receivable			—	1,003
Current portion of long-term borrowings				3,250	13,600

				3,250	48,603
Less: Unamortized debt issuance costs				—	(201)

				$3,250	$48,402

Long-term borrowings:
Term loan borrowing:
LIBOR + 1.75% per annum	Repayable in quarterly installments	May 2019	(2)	$—	$36,400
LIBOR + 1.50% per annum	Repayable in quarterly installments	June 2023	(2)	64,188	—

				64,188	36,400
Less: Current portion				(3,250)	(13,600)
Less: Unamortized debt issuance costs				—	(99)

Non-current portion of long-term borrowings				$60,938	$22,701

(1)	LIBOR is London Interbank Offered Rate.
(2)	In June 2018, the outstanding revolving and term loan borrowings were refinanced to one term loan borrowing and the maturity dates were extended from July 2017 and May 2019 to June 2023.

The movements of long-term borrowings were as follows for the years ended June 29, 2018 and June 30, 2017:

	Years ended
(amount in thousands)	June 29, 2018	June 30, 2017
Opening net book amount	$36,400	$54,500
Additional loan during the period	39,000	—
Repayment during the period	(11,212)	(18,100)

Closing net book amount	$64,188	$36,400

As of June 29, 2018, the future maturities of long-term borrowings during each fiscal year were as follows:

(amount in thousand)
2019	$3,250
2020	3,250
2021	3,250
2022	3,250
2023	51,188

Total	$64,188

Credit facilities:

The Company entered into a syndicated senior credit facility agreement (the “Facility Agreement”) with a consortium of banks on May 22, 2014. The Facility Agreement, led by Bank of America, provided for a $200.0 million credit line, comprised of a $150.0 million revolving loan facility and a $50.0 million delayed draw term loan facility. The revolving loan facility contains an accordion feature permitting Fabrinet to request an increase in the facility up to $100.0 million subject to customary terms and conditions and provided that no default or event of default exists at the time of request.

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

The Company fully drew down the term loan facility of $50.0 million in fiscal year 2016. As of June 30, 2017, $34.0 million of revolving borrowing and $36.4 million of term loan borrowing was outstanding under the Facility Agreement. Borrowings under the revolving credit facility are classified as current liabilities in the audited consolidated balance sheet as the Company has the periodic option to renew or pay, all or a portion of, the outstanding balance at the end of the maturity date, which is in the range of one to six months, without premium or penalty, upon notice to the administrative agent.

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

On June 4, 2018, the Company entered into the Fifth Amendment to the Facility Agreement to (i) reduce the revolving commitments thereunder from $150.0 million to $25.0 million, (ii) extend the termination date of the revolving commitments from May 22, 2019 to June 4, 2023, (iii) refinance the then-existing term loan and revolving loans under the Facility Agreement into a $65.0 million term loan and (iv) reduce the applicable interest rate margins and commitment fees. Term loans shall be repaid in quarterly installments, beginning on June 30, 2018, with the remaining outstanding principal and accrued and unpaid interest being due and payable on June 4, 2023. After giving effect to the amendment, $65.0 million aggregate principal amount of term loans and no revolving loans were outstanding under the Facility Agreement. In addition, the Fifth Amendment to the Facility Agreement contains an accordion feature permitting the Company to request an increase in the revolving loan facility to provide up to an aggregate of $200.0 million in additional commitments, subject to customary terms and conditions, and provided that no default or event of default exists at the time of such request. The Fifth Amendment is considered debt extinguishment of which the Company recognized interest expenses of $0.1 million from remaining unamortized debt issuance costs in consolidated statements of operations and comprehensive income. As of June 29, 2018, $64.2 million aggregate principal amount of term loans and no revolving loans were outstanding under the Facility Agreement.

After the Fifth Amendment, loans under the Facility Agreement bear interest, at Fabrinet’s option, at a rate per annum equal to a LIBOR rate plus a spread of 1.50% to 2.25%, or a base rate plus a spread of 0.50% to 1.25%, determined in accordance with the Facility Agreement in each case with such spread determined based on Fabrinet’s consolidated total leverage ratio for the preceding four fiscal quarter period.

Fabrinet’s obligations under the Facility Agreement are guaranteed by certain of its existing and future material direct subsidiaries. In addition, the Facility Agreement is secured by Fabrinet’s present and future accounts receivable, deposit accounts and cash, and a pledge of the capital stock of certain of Fabrinet’s direct subsidiaries. Fabrinet is required to maintain at least $40.0 million of cash, cash equivalents, and marketable securities at financial institutions located in the United States. Further, Fabrinet is required to maintain any of its deposits accounts or securities accounts with balances in excess of $20.0 million in a jurisdiction where a control agreement, or the equivalent under the local law, can be effected.

Moreover, the Fifth Amendment of Facility Agreement amends customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (1) a minimum tangible net worth of not less than $338.0 million plus 50% of quarterly net income after June 30, 2018, exclusive of quarterly losses; (2) a minimum debt service coverage ratio of not less than 1.50:1.00; (3) a maximum total leverage ratio of not more than 2.50:1.00; and (4) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of June 29, 2018, the Company was in compliance with all covenants under the Facility Agreement.

Fabrinet intends to use the proceeds of the credit line to finance its future expansion in the United States and Thailand, and for general corporate purposes including mergers and acquisitions of complementary manufacturing businesses or technology, although Fabrinet has no current commitments with respect to any such acquisitions.

On July 24, 2017, the Company entered into an interest rate swap agreement (the “Swap Agreement”), which the Company did not designate as hedging instruments. The Swap Agreement was used to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. The terms of the Swap Agreement effectively converted the floating interest rate of the term loans under the Facility Agreement to the fixed interest rate of 1.55% per annum through maturity of the term loan in May 2019. On June 4, 2018, the Company terminated the Swap Agreement in connection with entering into the Fifth Amendment to the Facility Agreement. During the year ended June 29, 2018, the Company included a net gain of $0.1 million from the settlement of the Swap Agreement as interest expenses in the consolidated statements of operations and comprehensive income.

Short-term borrowings from bank

In connection with the acquisition of Fabrinet UK in the first quarter of fiscal year 2017, the Company assumed a secured borrowing agreement. In the first quarter of fiscal year 2018, the Company fully repaid these short-term loans and sent a notification letter to the bank to terminate this secured borrowing agreement. As a result, the bank released secured trade accounts receivable and the way chattels mortgage over the plant and machine of Fabrinet UK.

Undrawn available credit facilities classified by available period of future borrowing as of June 29, 2018 and June 30, 2017 were as follows:

(amount in thousands)	June 29, 2018	June 30, 2017
Expiring within one year	$—	$1,965
Expiring beyond one year	$25,000	$116,000

14.	Severance liabilities

The following table provides information regarding severance liabilities:

(amount in thousands)	As of June 29, 2018	As of June 30, 2017
Balance, beginning of the fiscal year	$8,488	$6,684
Charged to selling, general and administrative expenses in the consolidated statements of operations and comprehensive income	1,674	1,804

Balance, end of the fiscal year	$10,162	$8,488

The amount recognized in the consolidated balance sheets under non-current liabilities was determined as follows:

(amount in thousands)	As of June 29, 2018	As of June 30, 2017
Present value of defined benefit obligation	$10,162	$8,488

Total	$10,162	$8,488

The amount recognized in the consolidated statements of operations and comprehensive income was as follows:

	Years Ended
(amount in thousands)	June 29, 2018	June 30, 2017	June 24, 2016
Current service cost	$1,751	$1,451	$842
Interest cost	295	213	203
Benefit paid	(3,212)	—	(11)
Curtailment gain	707	—	—
Actuarial loss on obligation	2,133	140	173

Total	$1,674	$1,804	$1,207

The principal actuarial assumptions used were as follows:

Years Ended
	June 29, 2018	June 30, 2017	June 24, 2016
Discount rate	2.5% - 3.7%	1.93% - 3.6%	2.0% - 3.2%
Future salary increases	3.5% - 10.0%	3.5% - 10.0%	4.1% - 10.0%

15.	Share-based compensation

Share-based compensation

In determining the grant date fair value of share option awards, the Company is required to make estimates of expected dividends to be issued, expected volatility of Fabrinet’s ordinary shares, expected forfeitures of the awards, risk free interest rates for the expected term of the awards and expected terms of the awards. Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The grant date fair value of restricted share units and performance share units is based on the market value of our ordinary shares on the date of grant.

The effect of recording share-based compensation expense for the years ended June 29, 2018, June 30, 2017 and June 24, 2016 was as follows:

	Years Ended
(amount in thousands)	June 29, 2018	June 30, 2017	June 24, 2016
Share-based compensation expense by type of award:
Share options	$—	$—	$16
Restricted share units	17,143	22,412	9,911
Performance share units	5,438	4,095	—

Total share-based compensation expense	22,581	26,507	9,927
Tax effect on share-based compensation expense	—	—	—

Net effect on share-based compensation expense	$22,581	$26,507	$9,927

Share-based compensation expense was recorded in the consolidated statements of operations and comprehensive income as follows:

	Years Ended
(amount in thousands)	June 29, 2018	June 30, 2017	June 24, 2016
Cost of revenue	$6,784	$5,318	$1,979
Selling, general and administrative expense	15,797	21,189	7,948

Total share-based compensation expense	$22,581	$26,507	$9,927

The Company did not capitalize any share-based compensation expense as part of any asset costs during the years ended June 29, 2018, June 30, 2017 and June 24, 2016.

Share-based award activity

Fabrinet maintains the following equity incentive plans: the Amended and Restated 1999 Share Option Plan (the “1999 Plan”), the Amended and Restated 2010 Performance Incentive Plan (the “2010 Plan”) and the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”). The 1999 Plan, 2010 Plan and 2017 Inducement Plan are collectively referred to as the “Share Option Plans”.

As of June 29, 2018, there were no outstanding equity awards under the 1999 Plan, and no additional grants may be made under the 1999 Plan.

On December 14, 2017, Fabrinet’s shareholders adopted amendments to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan by 2,100,000 shares. As of June 29, 2018, there were an aggregate of 2,900 share options outstanding, 1,024,927 restricted share units outstanding and 508,586 performance share units outstanding under the 2010 Plan. As of June 29, 2018, there were 2,426,271 ordinary shares available for future grant under the 2010 Plan.

On November 2, 2017, Fabrinet adopted the 2017 Inducement Plan with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual. As of June 29, 2018, there were an aggregate of 48,653 restricted share units outstanding and 97,306 performance share units outstanding under the 2017 Inducement Plan. As of June 29, 2018, there were 14,041 ordinary shares available for future grant under the 2017 Inducement Plan.

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

The following table summarizes share option activity:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 26, 2015	792,019	758,451	$16.33
Granted	—		—	—
Exercised	(325,530)		$16.83
Forfeited	(755)		$17.10
Expired	(1,400)		$23.62

Balance as of June 24, 2016	464,334	464,334	$15.95
Granted	—		—	—
Exercised	(367,641)		$16.02
Forfeited	—		—
Expired	(5)		$5.75

Balance as of June 30, 2017	96,688	96,688	$15.70
Granted	—		—	—
Exercised	(92,288)		$15.56
Forfeited	—		—
Expired	(1,500)		$25.50

Balance as of June 29, 2018	2,900	2,900	$15.16

Expected to vest as of June 29, 2018	2,900		$15.16

The fair value of each share option grant was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and management estimate to determine.

The total fair value of share options vested during the years ended June 29, 2018, June 30, 2017 and June 24, 2016 was nil, nil and $0.2 million, respectively. The total intrinsic value of options exercised during the years ended June 29, 2018, June 30, 2017 and June 24, 2016 was $2.0 million, $8.9 million and $3.6 million, respectively. In conjunction with these exercises, there was no tax benefit realized by the Company due to the fact that it is exempted from income tax. The amount of cash received from the exercise of share options was $1.4 million during the year ended June 29, 2018.

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

The following table summarizes information for share options outstanding as of June 29, 2018:

	Number of Shares Underlying Options	Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (amount in thousands)
	2,900	$15.16	0.13

Options outstanding	2,900		0.13	$63

Options exercisable	2,900		0.13	$63

Expected to vest as of June 29, 2018	2,900		0.13	$63

As of June 29, 2018, there was no unrecognized compensation cost under the Share Option Plans.

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

The following table summarizes restricted share unit activity under the 2010 Plan and 2017 Inducement Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 26, 2015	1,140,927	$16.03
Granted	654,589	$21.15
Issued	(507,621)	$15.60
Forfeited	(106,493)	$18.34

Balance as of June 24, 2016	1,181,402	$18.34
Granted	861,356	$38.95
Issued	(853,535)	$21.16
Forfeited	(130,618)	$29.31

Balance as of June 30, 2017	1,058,605	$31.59
Granted	552,637	$35.95
Issued	(436,867)	$27.81
Forfeited	(100,795)	$33.62

Balance as of June 29, 2018	1,073,580	$35.19

Expected to vest as of June 29, 2018	1,012,791	$34.87

The following table summarizes performance share unit activity under the 2010 Plan and 2017 Inducement Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2016	—	—
Granted	234,678	$40.48
Issued	—	—
Forfeited	(7,410)	—

Balance as of June 30, 2017	227,268	$40.48
Granted	378,624	$37.16
Issued	—	—
Forfeited	—	—

Balance as of June 29, 2018	605,892	$38.41

Expected to vest as of June 29, 2018	285,280	$33.98

The fair value of restricted share units and performance share units is based on the market value of our ordinary shares on the date of grant.

The total fair value of restricted share units and performance share units vested during the year ended June 29, 2018, June 30, 2017 and June 24, 2016 was $12.2 million, $18.1 million and $7.9 million, respectively. The aggregate intrinsic value of restricted share units outstanding as of June 29, 2018 was $39.6 million.

As of June 29, 2018, there was $14.2 million and $1.0 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the 2010 Plan and the 2017 Inducement Plan that is expected to be recorded over a weighted-average period of 2.6 years and 1.0 years, respectively.

For the years ended June 29, 2018 and June 30, 2017, the Company withheld an aggregate of 145,918 shares and 37,126 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For fiscal year 2018 and fiscal year 2017, the Company then remitted cash of $5.5 million and $1.4 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

16.	Employee benefit plans

Employee contribution plan

The Company operates a defined contribution plan, known as a provident fund, in its subsidiaries in Thailand and the United Kingdom. The assets of these plans are in separate trustee-administered funds. The provident fund is funded by matching payments from employees and by the subsidiaries on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company’s contributions to the provident fund amounted to $4.2 million, $3.6 million and $2.8 million during the years ended June 29, 2018, June 30, 2017 and June 24, 2016, respectively.

The Company sponsors the Fabrinet U.S. 401(k) Retirement Plan (“401(k) Plan”), a Defined Contribution Plan under ERISA, at its subsidiaries in the United States which provides retirement benefits for eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 80% of their annual compensation, subject to annual contributions limits established by the Internal Revenue Service. The Company provides for a 100% match of employees’ contributions to the 401(k) Plan up to the first 6% of annual compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $0.7 million, $0.6 million and $0.5 million during the years ended June 29, 2018, June 30, 2017 and June 24, 2016, respectively.

Executive incentive plan and employee performance bonuses

For the years ended June 29, 2018 and June 30, 2017, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP gross margin targets. For the year ended June 24, 2016, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP earnings per share targets as well as qualitative objectives, based on achieving individual performance goals. During the years ended June 29, 2018, June 30, 2017 and June 24, 2016, discretionary merit-based bonus awards were also available to Fabrinet’s non-executive employees.

Bonus distributions to employees were $4.0 million, $7.6 million and $7.5 million for the years ended June 29, 2018, June 30, 2017 and June 24, 2016, respectively.

17.	Shareholders’ equity

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the year ended June 29, 2018, Fabrinet issued 92,288 ordinary shares upon the exercise of options, for cash consideration at a weighted average exercise price of $15.56 per share, and 290,949 ordinary shares upon the vesting of restricted share units, net of shares withheld.

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

All such issued shares are fully paid.

Treasury shares

In August 2017, the Company’s board of directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, the Company’s board of directors approved a $30.0 million increase to the share repurchase authorization. During the year ended June 29, 2018, 1,289,103 shares were repurchased under the program, at an average price per share of $32.89 totaling $42.4 million. As of June 29, 2018, the Company had a remaining authorization to purchase up to an additional $17.6 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

18.	Accumulated other comprehensive income (loss)

The changes in AOCI by component for the years ended June 29, 2018 and June 30, 2017 were as follows:

(amount in thousands)	Unrealized net (Losses)/Gains on Marketable Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Total
Balance as of June 24, 2016	$399	$192	$—	$591
Other comprehensive income before reclassification	351	—	(310)	41
Amounts reclassified from AOCI	(822)	(158)	—	(980)
Tax effects	—	—	—	—

Other comprehensive income	(471)	(158)	(310)	(939)

Balance as of June 30, 2017	(72)	34	(310)	(348)
Other comprehensive income before reclassification	(655)	—	111	(544)
Amounts reclassified from AOCI	(364)	(1)	—	(365)
Tax effects	—	—	—	—

Other comprehensive income	(1,019)	(1)	111	(909)

Balance as of June 29, 2018	$(1,091)	$33	$(199)	$(1,257)

The following table presents the pre-tax amounts reclassified from AOCI into the consolidated statements of operations and comprehensive income for the years ended June 29, 2018 and June 30, 2017, respectively (amounts in thousands).

		Years ended
AOCI components	Financial statements line item	June 29, 2018	June 30, 2017
Unrealized losses on marketable securities	Interest income	$(364)	$(822)
Unrealized gains on derivative instruments	Selling, general and administrative expenses	(1)	(158)

Total amounts reclassified from AOCI		$(365)	$(980)

19.	Commitments and contingencies

Bank guarantees

As of June 29, 2018 and June 30, 2017, there were outstanding bank guarantees given by a bank on behalf of our subsidiary in Thailand for electricity usage and other normal business amounting to $1.5 million.

Operating lease commitments

The Company leases a portion of its capital equipment, vehicle, and certain land and buildings for its facilities in Thailand, Cayman Islands, China, the United States and the United Kingdom under operating lease arrangements that expire in various years through 2023. Rental expense under these operating leases amounted to $1.8 million, $1.7 million and $1.2 million for the years ended June 29, 2018, June 30, 2017 and June 24, 2016, respectively.

As of June 29, 2018, the future minimum lease payments due under non-cancelable operating leases during each fiscal year were as follows:

(amount in thousands)
2019	$1,263
2020	943
2021	542
2022	427
Thereafter	456

Total future minimum operating lease payments	$3,631

Capital lease commitments

In connection with the acquisition of Fabrinet UK, the Company assumed the capital lease commitments of several machines and equipment, with various expiration dates until September 2020. The equipment can be purchased at the determined prices upon expiration of such contracts.

As of June 29, 2018, the future minimum lease payments under non-cancelable capital leases during each fiscal year were as follows:

(amount in thousands)
2019	$481
2020	424
2021	106

Total minimum capital lease payments	1,011
Less: Future finance charge on capital leases	(44)

Present value of capital lease	$967

Representing capital lease liabilities

Current	$451
Non-current	516

Total capital lease liabilities	$967

As of June 29, 2018, the present value of capital lease during each fiscal year were as follows:

(amount in thousands)
2019	$451
2020	411
2021	105

Total future minimum capital lease payments	$967

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

On December 23, 2016, the Company entered into an agreement to purchase a parcel of land in Chonburi, Thailand, to support the expansion of the Company’s production in Thailand. The aggregate purchase price was approximately $5.6 million, of which the first installment of $1.1 million was paid by the Company on January 10, 2017 and the remainder was fully paid on December 25, 2017.

As of June 29, 2018, the Company had an outstanding commitment to third parties of $2.4 million.

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

20.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of June 29, 2018, June 30, 2017 and June 24, 2016, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customer. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Years Ended
(amount in thousands)	June 29, 2018	June 30, 2017	June 24, 2016
North America	$643,236	$661,267	$525,161
Asia-Pacific	519,203	539,317	351,033
Europe	209,486	219,906	100,553

Total	$1,371,925	$1,420,490	$976,747

As of June 29, 2018 and June 30, 2017, the Company had approximately $33.2 million and $34.9 million, respectively, of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

The following table presents revenues by end market:

	Years Ended
(amount in thousands)	June 29, 2018	June 30, 2017	June 24, 2016
Optical communications	$1,000,256	$1,108,637	$727,580
Lasers, sensors, and other	371,669	311,853	249,167

Total	$1,371,925	$1,420,490	$976,747

Significant customers

Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Years Ended
	June 29, 2018	June 30, 2017	June 24, 2016
Lumentum Operations LLC	16%	17%	20%

Accounts receivable from individual customers representing 10% or more of accounts receivable as of June 29, 2018 and June 30, 2017, respectively, were as follows:

	As of June 29, 2018	As of June 30, 2017
Lumentum Operations LLC	18%	15%
NeoPhotonics Corporation	11%	12%
Acacia Communications Inc.	*	10%

*	Represents less than 10% of total accounts receivable.

21.	Financial instruments

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

Foreign currency risk

The Company operates internationally and is exposed to foreign exchange risk arising from various currency exposures primarily with respect to the Thai baht, Chinese Renminbi (“RMB”) and GBP.

As of June 29, 2018 and June 30, 2017, the Company had outstanding foreign currency assets and liabilities as follows:

	As of June 29, 2018		As of June 30, 2017
(amount in thousands)	Currency	$	Currency	$
Assets
Thai baht	980,778	$29,568	395,123	$11,628
RMB	18,455	2,789	26,965	3,980
GBP	12,514	16,392	6,896	8,982

Total		$48,749		$24,590

Liabilities
Thai baht	1,401,473	$42,251	1,875,338	$55,189
RMB	19,893	3,007	28,451	4,200
GBP	3,615	4,735	5,625	7,326

Total		$49,993		$66,715

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. The Company manages its exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 29, 2018 there were $7.0 million of foreign currency forward contracts and $30.0 million of foreign currency option contracts outstanding on the Thai baht payables. As of June 30, 2017, there was $1.0 million in foreign currency forward contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of June 29, 2018 and June 30, 2017, there were no derivative contracts denominated in RMB.

The GBP assets primarily represent cash, trade accounts receivable, inventory and property, plant and equipment. The GBP liabilities primarily represent trade accounts payable. As of June 29, 2018, there were no derivative contracts denominated in GBP.

For fiscal year 2018, fiscal year 2017, and fiscal year 2016, the Company recorded unrealized loss of $1.7 million, unrealized gain of $0.02 million, and unrealized loss of $1.8 million, respectively, related to derivatives that are not designated as hedging instruments in its consolidated statements of operations and comprehensive income.

Interest Rate Risk

The Company’s principal interest bearing assets are time deposits and short-term investments with maturities of three months or less held with high quality financial institutions. The Company’s principal interest bearing liabilities are bank loans which bear interest at floating rates.

22.	Subsequent event

On August 1, 2018, a new subsidiary in Singapore, Casix Pte Ltd. was set up. The new subsidiary will support the reorganization of the Casix sales and marketing structure to improve the operating and tax efficiency.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following table sets forth a summary of the Company’s quarterly financial information for each of the four quarters in the fiscal years ended June 29, 2018 and June 30, 2017:

	Three Months Ended
(in thousands, except per share data)	Jun 29, 2018	Mar 30, 2018	Dec 29, 2017	Sep 29, 2017	Jun 30, 2017	Mar 31, 2017	Dec 30, 2016	Sep 30, 2016
Total revenues	$345,327	$332,313	$337,072	$357,313	$370,454	$366,837	$351,156	$332,043

Gross profit	$38,981	$36,933	$37,166	$40,332	$44,760	$44,046	$43,046	$39,608

Net income	$22,768	$21,053	$19,313	$21,033	$27,401	$21,656	$25,292	$22,766

Basic net income per share:
Net income	$0.62	$0.56	$0.52	$0.56	$0.73	$0.58	$0.69	$0.63

Weighted-average shares used in basic net income per share calculations	36,828	37,275	37,477	37,447	37,334	37,116	36,848	36,404

Diluted net income per share:
Net income	$0.60	$0.55	$0.51	$0.55	$0.72	$0.57	$0.67	$0.61

Weighted-average shares used in diluted net income per share calculations	37,766	38,055	38,156	38,163	38,118	37,872	37,805	37,330

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of June 29, 2018. In making this assessment, management used the criteria described in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of the end of fiscal year 2018, based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO. The effectiveness of our internal control over financial reporting as of June 29, 2018 has been audited by PricewaterhouseCoopers ABAS Ltd., an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “2018 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION.

Information responsive to this item is incorporated herein by reference to our 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information responsive to this item is incorporated herein by reference to our 2018 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information responsive to this item is incorporated herein by reference to our 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information responsive to this item is incorporated herein by reference to our 2018 Proxy Statement.

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

3. Exhibits: We have filed, or incorporated by reference into this Annual Report on Form 10-K, the exhibits listed in Item 15(b) of this Annual Report on Form 10-K.

(b)	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	3.1	May 3, 2010	333-163258

4.1	Specimen Ordinary Share Certificate	S-1/A	4.1	June 14, 2010	333-163258

10.1.1+	2010 Performance Incentive Plan, as amended and restated	8-K	10.1	December 15, 2017	001-34775

10.1.2+	2010 Performance Incentive Plan – Form of Share Option Agreement	10-Q	10.2	February 5, 2013	001-34775

10.1.3+	2010 Performance Incentive Plan – Form of Restricted Share Agreement	10-Q	10.3	February 5, 2013	001-34775

10.1.4+	2010 Performance Incentive Plan – Form of Restricted Share Unit Agreement	10-Q	10.4	February 5, 2013	001-34775

10.1.5+	2010 Performance Incentive Plan – Form of Performance Share Unit Agreement	10-Q	10.5	November 9, 2016	001-34775

10.2.1+	2017 Inducement Equity Incentive Plan	S-8	99.1.1	November 8, 2017	001-34755

10.2.2+	2017 Inducement Equity Incentive Plan – Form of Restricted Share Unit Agreement	S-8	99.1.2	November 8, 2017	001-34755

10.2.3+	2017 Inducement Equity Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	S-8	99.1.3	November 8, 2017	001-34755

10.3+	Letter agreement, dated May 3, 2018, regarding amendment of David T. Mitchell’s PSUs	8-K	10.1	May 7, 2018	001-34755

10.4+	Separation Agreement and Release, dated July 16, 2018, by and between David T. Mitchell and the registrant

10.5+	Offer letter, dated September 20, 2017, by and between Seamus Grady and Fabrinet	8-K	10.1	September 25, 2017	001-34755

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.6+	Amended and Restated Offer Letter, dated January 9, 2018, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	8-K	10.1	May 8, 2018	001-34755

10.7+	Employment Agreement, dated July 1, 2007, by and between Dr. Harpal Gill and Fabrinet Co., Ltd.	S-1	10.5	November 7, 2007	333-147191

10.8+	Description of Fiscal 2017 Executive Incentive Plan	8-K, Item 5.02	N/A	August 18, 2016	001-34755

10.9+	Description of Fiscal 2018 Executive Incentive Plan	8-K, Item 5.02	N/A	August 23, 2017	001-34755

10.10.1+	Offer Letter, dated November 5, 2015, between Hong Hou and Fabrinet USA, Inc.	10-Q	10.1	May 3, 2016	001-34755

10.10.2+	Letter Agreement, dated October 31, 2016, by and between Hong Hou and Fabrinet USA, Inc.	8-K	10.1	November 4, 2016	001-34755

10.10.3+	Separation Agreement and Release, dated August 20, 2018, by and among Fabrinet, Fabrinet USA, Inc. and Dr. Hong Hou	8-K	10.1	August 20, 2018	001-34755

10.11+	Amended and Restated Offer Letter, dated January 9, 2018, between Toh-Seng Ng and Fabrinet USA, Inc.	8-K	10.2	May 8, 2018	001-34755

10.12+	Form of Indemnification Agreement	S-1/A	10.10	January 28, 2010	333-163258

10.13	Manufacturing Agreement, dated May 29, 2005, by and between the registrant and FBN New Jersey Holdings Corp.	S-1	10.10	November 7, 2007	333-147191

10.14	Manufacturing Agreement, dated January 2, 2000, by and between the registrant and Fabrinet Co., Ltd.	S-1	10.11	November 7, 2007	333-147191

10.15	Administrative Services Agreement, dated January 2, 2000, by and between the registrant and Fabrinet USA, Inc.	S-1	10.12	November 7, 2007	333-147191

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.16	Administrative Services Agreement, dated July 3, 2008, by and between the registrant and Fabrinet Pte. Ltd.	S-1	10.14	November 20, 2009	333-163258

10.17.1	Credit Agreement, dated as of May 22, 2014, by and among Fabrinet, the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative agent	8-K	10.1	May 23, 2014	001-34775

10.17.2	First Amendment to Credit Agreement, effective as of September 25, 2014, by and among Fabrinet, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent	10-Q	10.1	November 5, 2014	001-34775

10.17.3	Second Amendment to Credit Agreement, dated as of February 26, 2015, by and among Fabrinet, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent	8-K	10.1	March 2, 2015	001-34775

10.17.4	Third Amendment to Credit Agreement, dated as of July 31, 2015, by and among Fabrinet, the designated borrowers party thereto, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent	8-K	10.1	August 5, 2015	001-34775

10.17.5	Fourth Amendment to Credit Agreement, dated as of July 22, 2016, by and among Fabrinet, the designated borrowers party thereto, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent	10-Q	10.3	November 7, 2017	001-34775

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.17.6	Fifth Amendment to Credit Agreement, dated as of June 4, 2018, by and among Fabrinet, the Designated Borrowers party thereto, the Guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent.	8-K	10.1	June 4, 2018	001-34775

10.18	Security and Pledge Agreement, dated as of May 22, 2014, by and between Fabrinet and Bank of America, N.A. as administrative agent	8-K	10.2	May 23, 2014	001-34775

10.19	Lease Agreement, dated July 1, 2013, by and between Donly Corporation and FBN New Jersey Manufacturing, Inc. DBA VitroCom	10-K	10.16	August 16, 2013	001-34775

10.20†	Primary Contract Manufacturing Agreement, dated January 1, 2008, by and between JDS Uniphase Corporation and the registrant	S-1/A	10.27	January 19, 2010	333-163258

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers ABAS Ltd.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been requested for portions of this exhibit.

(c)	Financial Statement Schedules: See Item 15(a)(2), above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2018.

FABRINET

By:	/S/ TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President and Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Seamus Grady and Toh-Seng Ng and each of them, as his true and lawful attorney-in-fact and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SEAMUS GRADY Seamus Grady	Chief Executive Officer (Principal Executive Officer)	August 22, 2018

/S/ TOH-SENG NG Toh-Seng Ng	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 22, 2018

/S/ DAVID T. MITCHELL David T. Mitchell	Chairman of the Board of Directors	August 22, 2018

/S/ HOMA BAHRAMI Homa Bahrami	Director	August 22, 2018

/S/ THOMAS F. KELLY Thomas F. Kelly	Director	August 22, 2018

/S/ FRANK H. LEVINSON Frank H. Levinson	Director	August 22, 2018

/S/ ROLLANCE E. OLSON Rollance E. Olson	Director	August 22, 2018