Form 10-Q
period 2018-09-28
Fabrinet
filed 2018-11-06
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of October 31, 2018, the registrant had 36,832,996 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED SEPTEMBER 28, 2018

Page No.
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Unaudited Condensed Consolidated Balance Sheets as of September 28, 2018 and June 29, 2018	3

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended September 28, 2018 and September 29, 2017	4

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 28, 2018 and September 29, 2017	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION	42

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 6. Exhibits	58

Signature	59

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data)	September 28, 2018	June 29, 2018
		(audited)
Assets
Current assets
Cash and cash equivalents	$219,976	$158,102
Restricted cash in connection with business acquisition	—	3,331
Marketable securities	132,383	174,269
Trade accounts receivable, net	258,705	246,912
Contract assets	10,157	—
Inventory, net	278,397	257,687
Prepaid expenses	10,978	8,061
Other current assets	6,512	5,948

Total current assets	917,108	854,310

Non-current assets
Property, plant and equipment, net	216,849	219,640
Intangibles, net	4,590	4,880
Goodwill	3,822	3,828
Deferred tax assets	5,378	5,280
Other non-current assets	57	80

Total non-current assets	230,696	233,708

Total Assets	$1,147,804	$1,088,018

Liabilities and Shareholders’ Equity
Current liabilities
Bank borrowings	$3,250	$3,250
Trade accounts payable	249,080	220,159
Capital lease liability, current portion	434	451
Income tax payable	2,389	709
Deferred liability in connection with business acquisition	—	3,331
Accrued payroll, bonus and related expenses	19,484	13,476
Accrued expenses	10,277	9,013
Other payables	20,862	19,728

Total current liabilities	305,776	270,117

Non-current liabilities
Long-term loan from bank	60,125	60,938
Deferred tax liability	2,387	2,284
Capital lease liability, non-current portion	414	516
Severance liabilities	10,835	10,162
Other non-current liabilities	2,110	3,062

Total non-current liabilities	75,871	76,962

Total Liabilities	381,647	347,079

Commitments and contingencies (Note 16)
Shareholders’ equity Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of September 28, 2018 and June 29, 2018)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 38,118,609 shares and 37,723,733 shares issued; and 36,829,506 shares and 36,434,630 share outstanding as of September 28, 2018 and June 29, 2018, respectively)	381	377
Additional paid-in capital	147,869	151,797
Less: Treasury shares (1,289,103 shares and 1,289,103 shares as of September 28, 2018 and June 29, 2018, respectively)	(42,401)	(42,401)
Accumulated other comprehensive loss	(1,170)	(1,257)
Retained earnings	661,478	632,423

Total Shareholders’ Equity	766,157	740,939

Total Liabilities and Shareholders’ Equity	$1,147,804	$1,088,018

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
(in thousands of U.S. dollars, except per share amounts)	September 28, 2018	September 29, 2017
Revenues	$377,177	$357,313
Cost of revenues	(336,901)	(316,981)

Gross profit	40,276	40,332
Selling, general and administrative expenses	(14,437)	(15,678)
Expenses related to reduction in workforce	(85)	—

Operating income	25,754	24,654
Interest income	1,444	809
Interest expense	(634)	(853)
Foreign exchange gain (loss), net	3,068	(1,934)
Other income	77	97

Income before income taxes	29,709	22,773
Income tax expense	(1,859)	(1,740)

Net income	27,850	21,033

Other comprehensive (loss) income, net of tax:
Change in net unrealized gain on marketable securities	288	29
Change in net unrealized loss on derivative instruments	(1)	(1)
Change in foreign currency translation adjustment	(200)	526

Total other comprehensive (loss) income, net of tax	87	554

Net comprehensive income	$27,937	$21,587

Earnings per share
Basic	$0.76	$0.56
Diluted	$0.75	$0.55
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	36,625	37,447
Diluted	37,140	38,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(in thousands of U.S. dollars)	September 28, 2018	September 29, 2017
Cash flows from operating activities
Net income for the period	$27,850	$21,033
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	7,412	7,419
Loss (Gain) on disposal of property, plant and equipment	46	(131)
Loss on intangibles assets written-off	149	—
Loss from sales and maturities of available-for-sale securities	178	353
Amortization of investment (premium) discount	(94)	(216)
Amortization of deferred debt issuance costs	—	150
(Reversal of) allowance for doubtful accounts	—	(1)
Unrealized (gain) loss on exchange rate and fair value of derivative instruments	(4,232)	2,026
Share-based compensation	4,980	6,920
Deferred income tax	3	(307)
Other non-cash expenses	590	629
Reversal of inventory obsolescence	(478)	(292)
Changes in operating assets and liabilities
Trade accounts receivable	(10,887)	(11,122)
Contract assets	(280)	—
Inventory	(28,904)	(16,032)
Other current assets and non-current assets	(1,029)	(7,263)
Trade accounts payable	29,182	(11,323)
Income tax payable	1,680	493
Other current liabilities and non-current liabilities	8,427	4,610

Net cash provided by (used in) operating activities	34,593	(3,054)

Cash flows from investing activities
Purchase of marketable securities	(1,955)	(26,969)
Proceeds from sales of marketable securities	24,181	11,730
Proceeds from maturities of marketable securities	19,863	14,947
Purchase of property, plant and equipment	(5,410)	(11,203)
Purchase of intangibles	(78)	(702)
Proceeds from disposal of property, plant and equipment	—	142

Net cash provided by (used in) investing activities	36,601	(12,055)

Cash flows from financing activities
Repayment of short-term loans from bank	—	(992)
Repayment of long-term loans from bank	(813)	(3,400)
Repayment of capital lease liability	(123)	(95)
Proceeds from issuance of ordinary shares under employee share option plans	—	931
Release of restricted cash held in connection with business acquisition	(3,478)	—
Withholding tax related to net share settlement of restricted share units	(8,904)	(3,550)

Net cash used in financing activities	(13,318)	(7,106)

Net decrease in cash, cash equivalents and restricted cash	57,876	(22,215)

Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	161,433	137,137
Increase (decrease) in cash, cash equivalents and restricted cash	57,876	(22,215)
Effect of exchange rate on cash, cash equivalents and restricted cash	667	123

Cash, cash equivalents and restricted cash at end of period	$219,976	$115,045

Non-cash investing and financing activities
Construction, software-related and equipment-related payables	$3,830	$4,658

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

FABRINET

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(amount in thousands)	As of September 28, 2018	As of September 29, 2017
Cash and cash equivalents	$219,976	$111,631
Restricted cash in connection with business acquisition (non-current assets)	—	3,414

Cash, cash equivalents and restricted cash	$219,976	$115,045

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

Basis of presentation

The accompanying unaudited condensed consolidated financial statements for Fabrinet as of September 28, 2018 and for the three months ended September 28, 2018 and September 29, 2017 includes normal recurring adjustments, necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 29, 2018.

The balance sheet as of June 29, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 28, 2018 may not be indicative of results for the year ending June 28, 2019 or any future periods.

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

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended September 28, 2018 and September 29, 2017 each consisted of 13 weeks. Fiscal year 2019 will be comprised of 52 weeks and will end on June 28, 2019.

Changes in Accounting Policies

Except for the adoption of the new revenue recognition accounting standard described below and as disclosed in Note 3—Revenue, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

Adoption of New Accounting Standard

On June 30, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606), which created Accounting Standards Codification Topic 606 (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of June 29, 2018. The modified retrospective method requires the Company to recognize the cumulative effect of the adoption of ASC 606, for all contracts with customers, to the opening balance of equity at June 30, 2018. Accordingly, the Company’s comparative financial information as of June 29, 2018 has not been adjusted and continues to be reported under ASC 605, Revenue Recognition (“ASC 605”).

The cumulative effect adjustment recorded was based on the timing difference of revenue recognition between ASC 605 and ASC 606 related to certain manufacturing contracts with vendor managed inventory arrangements. Under ASC 605, revenue for such contracts was recognized at the earlier of when the inventory was consumed by the customers or if not consumed, on the expiration of time specified in the contract. On adoption of ASC 606, revenue is recognized when inventory is shipped to the customers.

The following table shows the impact of adoption of ASC 606 on adoption date of June 29, 2018 on the unaudited condensed consolidated balance sheets:

Condensed Consolidated Balance Sheets

	Impact of Adopting ASC 606
(amount in thousands)	Balance at June 29, 2018	Adjustment		Balance at June 30, 2018
Assets
Contract assets	$—	$9,877	(1)	$9,877
Inventory, net	$257,687	$(8,672	)(2)	$249,015
Liabilities and Shareholders’ Equity
Retained earnings	$632,423	$1,205	(3)	$633,628

(1)	Majority of adjustment relates to certain manufacturing contracts with vendor managed inventory arrangements for which revenue was recognized on shipment.
(2)	Adjustment relates to reduction of finished goods inventory for certain vendor managed inventory arrangements.
(3)	Adjustment relates to cumulative effect adjustment upon adoption of ASC 606.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, marketable securities, derivatives, accounts receivable and contract assets.

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

New Accounting Pronouncements – not yet adopted by the Company

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. This ASU is intended to improve the effectiveness of disclosures in the notes to the financial statements including 1) the development of a framework that promotes consistent decisions by the Board about disclosure requirements and 2) the appropriate exercise of discretion by reporting entities. The amendment modifies the disclosure requirements on transferring between level 1 and level 2 and valuation processes of level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, “Leases (Topic 842), Target Improvements.” This ASU provided guidance on comparative reporting requirements for initial adoption. This ASU also provides additional guidance for lessors, on separating lease and non-lease components in a contract and allocating the consideration in the contract to the separate components. For public business entities, this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases.” The amendment in this update affects narrow aspects of the guidance issued in the amendments in update 2016-02 on various matters. For public business entities, this update is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

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

3.	Revenues

The Company derives total revenues primarily from the assembly of products under supply agreements with its customers and the fabrication of customized optics and glass. The Company recognizes revenue relating to contracts with customers that depicts the transfer of promised goods or services to customers in an amount reflecting the consideration to which the Company expects to be entitled in exchange for such goods or services. In order to meet this requirement, the Company applies the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. Revenue is recognized net of any taxes collected from customers, which is subsequently remitted to governmental authorities.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. In contracts with multiple performance obligations, the Company identifies each performance obligation and evaluates whether the performance obligation is distinct within the context of the contract at contract inception. The majority of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct.

The Company manufactures products that are customized to customers’ specifications, however, control of the products is typically transferred to the customer at the point in time the product is either shipped or delivered, depending on the terms of the arrangement, as the criteria for overtime recognition are not met. On the evaluation of the contracts the Company identified that it did not have contractual rights to bill profit for work in progress in the event of a contract termination which is expected to be infrequent. Further, in limited circumstances, substantive acceptance by the customer exists which results in the deferral of revenue until acceptance is formally received from the customer. Judgment may be required in determining if the acceptance clause is substantive.

Certain customers may request the Company to store finished products purchased by them at the Company’s warehouse. In these instances, the Company receives a written request from the customer asking the Company to hold the inventory at the Company’s warehouse and the ordered goods cannot be used to fulfill other customer orders. In these situations, revenue is only recognized when the goods are completed and ready for shipment and transferred to the Company’s warehouse.

Our customers generally are obligated to purchase finished goods that we have manufactured according to their demand requirements. Materials that are not consumed by our customers within a specified period of time, or are no longer required due to a product’s cancellation or end-of-life, are typically designated as excess or obsolete inventory under our contracts. Once materials are designated as either excess or obsolete inventory, our customers are typically required to purchase such inventory from us even if they have chosen to cancel production of the related products. The excess or obsolete inventory is shipped to the customer and revenue is recognized upon shipment.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company generally does not grant return privileges, except for defective products during the warranty period. The Company generally provides a warranty of between one to five years on the product.

Warranty provision

Provisions for estimated expenses relating to product warranties are made at the time the products are sold using historical experience. Generally, this warranty is limited to workmanship and the Company’s liability is capped at the price of the product. The provisions will be adjusted when experience indicates an expected settlement will differ from initial estimates.

Contract Assets and Liabilities

A contract asset is recognized when the Company has recognized revenues, but not yet an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheets and transferred to accounts receivable when rights to payment become unconditional. The following table summarizes the activity in the Company’s contract assets during the three-month period ended September 29, 2018:

(amount in thousands)	Contract Assets
Beginning balance, June 30, 2018	$—
Cumulative effect adjustment at June 30, 2018	9,877
Revenue recognized	27,954
Amounts collected or invoiced	(27,674)

Ending balance, September 28, 2018	$10,157

The Company continually evaluates whether advanced payment arrangements with customers result in the recognition of contract liabilities. No such liabilities existed as of September 28, 2018 or June 29, 2018. Separately, accounts receivable, net, represents receivables from contracts with customers.

Contract Costs

The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. During the three months ended September 28, 2018, the Company did not have any incremental costs of obtaining the contract.

Shipping and Handling

Shipping costs billed to customers are recorded as revenue. Shipping and handling expense related to costs incurred to deliver product are recognized within cost of goods sold. The Company accounts for shipping and handling activities that occur after control has transferred as a fulfillment cost as opposed to a separate performance obligation, and the costs of shipping and handling are recognized concurrently with the related revenue.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on the Company’s unaudited condensed consolidated statements of operations and comprehensive income for the three months ended September 28, 2018 and unaudited condensed consolidated balance sheets as of September 28, 2018 was as follows:

Condensed Consolidated Statement of Operations

Three Months Ended September 28, 2018

	Impact of Adopting ASC 606
(amount in thousands)	As Reported	Adjustment		Balance without ASC 606 Adoption
Revenues	$377,177	$(280	)(1)	$376,897
Cost of revenues	$(336,901)	$249	(2)	$(336,652)

Gross profit	$40,276	$(31	)(3)	$40,245

Net income	$27,850	$(31	)(3)	$27,819
Earnings per share
Basic	$0.76	$(0.00)		$0.76

Diluted	$0.75	$(0.00)		$0.75

(1)	Adjustment relates to certain manufacturing contracts with vendor managed inventory arrangements for which revenue was recognized at shipping.
(2)	Adjustment relates to costs associated with revenue recognized.
(3)	Adjustment relates to net impact on income upon adoption of ASC 606.

Condensed Consolidated Balance Sheets

As of September 28, 2018

	Impact of Adopting ASC 606
(amount in thousands)	As Reported	Adjustments		Balance without ASC 606 Adoption
Assets
Contract assets	$10,157	$(10,157	)(1)	$—
Inventory, net	$278,397	$8,921	(2)	$287,318
Liabilities and Shareholders’ Equity
Retained earnings	$661,478	$(1,236	)(3)	$660,242

(1)	Majority of adjustment relates to certain manufacturing contracts with vendor managed inventory arrangements for which revenue was recognized on shipment.
(2)	Adjustment relates to reduction of finished goods inventory for vendor managed inventory.
(3)	Adjustment relates to cumulative effect adjustment upon adoption of ASC 606.

Revenue by Geographic Area:

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

(amount in thousands)	Three Months Ended September 28, 2018	As a % of Total Revenues
North America	$179,826	47.7%
Asia-Pacific	151,947	40.3
Europe	45,404	12.0

	$377,177	100.0%

The following table sets forth our revenues by end market.

(amount in thousands)	Three Months Ended September 28, 2018	As a % of Total Revenues
Optical communications	$280,768	74.4%
Lasers, sensors and other	96,409	25.6

Total	$377,177	100.0%

4.	Earnings per ordinary share

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

	Three Months Ended
(amount in thousands except per share amounts)	September 28, 2018	September 29, 2017
Net income attributable to shareholders	$27,850	$21,033

Weighted-average number of ordinary shares outstanding (thousands of shares)	36,625	37,447
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units and performance share units (thousands of shares)	515	716

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,140	38,163

Basic earnings per ordinary share	$0.76	$0.56
Diluted earnings per ordinary share	$0.75	$0.55
Outstanding performance share units excluded in the computation of diluted earnings per ordinary share (thousands of shares) (1)	351	—

(1)

These performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.

As of September 28, 2018 and September 29, 2017, there were no anti-dilutive share options.

5.	Cash, cash equivalents and marketable securities

The Company’s cash, cash equivalents, and marketable securities can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/(Loss)	Cash and Cash Equivalents	Marketable Securities
As of September 28, 2018
Cash	$201,795	$—	$201,795	$—
Cash equivalents	18,181	—	18,181	—
Corporate bonds and commercial papers	96,810	(887)	—	95,923
U.S. agency and U.S. treasury securities	34,122	(377)	—	33,745
Sovereign and municipal securities	2,768	(53)	—	2,715

Total	$353,676	$(1,317)	$219,976	$132,383

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/(Loss)	Cash and Cash Equivalents	Marketable Securities
As of June 29, 2018
Cash	$146,778	$—	$146,778	$—
Cash equivalents	11,324	—	11,324	—
Corporate bonds and commercial papers	128,441	(736)	—	127,705
U.S. agency and U.S. treasury securities	43,734	(324)	—	43,410
Sovereign and municipal securities	3,185	(31)	—	3,154

Total	$333,462	$(1,091)	$158,102	$174,269

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

The following table summarizes the cost and estimated fair value of marketable securities classified as available-for-sale securities based on stated effective maturities as of September 28, 2018:

(amount in thousands)	Carrying Cost	Fair Value
Due within one year	$16,403	$16,350
Due between one to three years	117,297	116,033

Total	$133,700	$132,383

During the three months ended September 28, 2018, the Company recognized a realized gain of $0.1 million from sales and maturities of available-for-sale.

As of September 28, 2018, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the three months ended September 28, 2018.

As of September 28, 2018, cash, cash equivalents, and marketable securities included bank deposits of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement (as defined in Note 12) and comply with covenants. Under the terms and conditions of the Facility Agreement, the Company shall maintain cash, cash equivalents and/or marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits, and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. As discussed in Note 12, the Company must comply with this covenant from and after the effective date of the Facility Agreement.

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

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of September 28, 2018
Assets
Cash equivalents	$—	$18,181		$—	$18,181
Corporate bonds and commercial papers	—	95,923		—	95,923
U.S. agency and U.S. treasury securities	—	33,745		—	33,745
Sovereign and municipal securities	—	2,715		—	2,715
Derivative assets	—	249	(1)	—	249

Total	$—	$150,813		$—	$150,813

Liabilities
Derivative liabilities	$—	$—		$—	$—

Total	$—	$—		$—	$—

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 29, 2018
Assets
Cash equivalents	$—	$11,324		$—	$11,324
Corporate bonds and commercial papers	—	127,705		—	127,705
U.S. agency and U.S. treasury securities	—	43,410		—	43,410
Sovereign and municipal securities	—	3,154		—	3,154
Derivative assets	—	—		—	—

Total	$—	$185,593		$—	$185,593

Liabilities
Derivative liabilities	$—	$1,745	(2)	$—	$1,745

Total	$—	$1,745		$—	$1,745

(1)	Foreign currency forward contracts with a notional amount of $6.0 million. Foreign currency option contracts with a notional amount of $19.0 million.
(2)	Foreign currency forward contracts with a notional amount of $7.0 million and Canadian dollars 0.4 million. Foreign currency option contracts with a notional amount of $30.0 million.

Derivative Financial Instruments

As a result of foreign currency rate fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency denominated assets and liabilities are changed. The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency denominated assets and liabilities and other foreign currency transactions. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard. As of September 28, 2018, the Company recognized the fair value of foreign currency forward contracts of $0.2 million as derivative assets in the unaudited condensed consolidated balance sheets under other current assets. As of June 29, 2018, the Company recognized the fair value of foreign currency forward contracts of $1.7 million as derivative liabilities in the consolidated balance sheets under other current liabilities.

As of September 28, 2018 and June 29, 2018, the Company had no foreign currency forward contracts designated as cash flow hedges.

As of September 28, 2018, the Company had three outstanding foreign currency forward contracts with a notional amount of $6.0 million, and six outstanding foreign currency option contracts with a notional amount of $19.0 million with maturity dates from October through December 2018. These foreign currency forward contracts and option contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht. During the three months ended September 28, 2018, the Company included unrealized gain of $0.2 million from changes in the fair value of foreign currency contracts in earnings as foreign exchange gain, net in the unaudited condensed consolidated statements of operations and comprehensive income.

As of September 29, 2017, the Company had 15 outstanding foreign currency forward contracts with a notional amount of $26.0 million and Canadian dollars 0.6 million, maturing during October to December 2017. These foreign currency forward contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollar. During the three months ended September 29, 2017, the Company included unrealized loss of $0.4 million from changes in the fair value of foreign currency contracts in earnings as foreign exchange loss in the unaudited condensed consolidated statements of operations and comprehensive income.

7.	Trade accounts receivable, net

(amount in thousands)	As of September 28, 2018	As of June 29, 2018
Trade accounts receivable	$258,766	$246,972
Less: allowance for doubtful account	(61)	(60)

Trade accounts receivable, net	$258,705	$246,912

8.	Inventory

(amount in thousands)	As of September 28, 2018	As of June 29, 2018
Raw materials	$105,736	$100,241
Work in progress	136,042	121,797
Finished goods	18,802	20,690
Goods in transit	19,896	17,516

	280,476	260,244
Less: Inventory obsolescence	(2,079)	(2,557)

Inventory, net	$278,397	$257,687

9.	Business acquisition

On September 14, 2016, the Company acquired 100% shareholding in Fabrinet UK (formerly known as Exception EMS), a privately-held group located in Wiltshire, United Kingdom, for cash consideration of approximately $13.0 million, net of $0.5 million cash acquired. Fabrinet UK provides contract electronics manufacturing services to the global electronics industry with innovative solutions, adding value to the design, manufacture and testing of printed circuit board assemblies. Pursuant to the acquisition agreement, the Company has placed $3.4 million of cash, net of foreign currency translation adjustment, for deferred consideration in an escrow account which was under the Company control. On September 15, 2018, the cash was released from the escrow account to the sellers.

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

In connection with the Company’s acquisition of Fabrinet UK, the Company assumed lease agreements for certain machine and equipment, which are accounted for as capital leases. As of September 28, 2018 and June 29, 2018, the Company included approximately $1.3 million and $1.4 million, respectively, of capital lease assets and $0.8 million and $1.0 million, respectively, of capital lease liability in the unaudited condensed consolidated balance sheets associated with these acquired lease agreements.

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

10.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of September 28, 2018
Software	$6,304	$(4,461)	$—	$1,843
Customer relationships	4,373	(1,592)	(44)	2,737
Backlog	119	(109)	—	10

Total intangibles	$10,796	$(6,162)	$(44)	$4,590

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 29, 2018
Software	$6,269	$(4,324)	$—	$1,945
Customer relationships	4,373	(1,413)	(42)	2,918
Backlog	119	(101)	(1)	17

Total intangibles	$10,761	$(5,838)	$(43)	$4,880

The Company recorded amortization expense relating to intangibles of $0.3 million and $0.3 million for the three months ended September 28, 2018 and September 29, 2017, respectively.

The weighted-average remaining life of customer relationships and backlog are:

(years)	As of September 28, 2018	As of June 29, 2018
Customer relationships	5.9	6.1
Backlog	0.7	0.9

Based on the carrying amount of intangibles as of September 28, 2018, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousands)
2019 (remaining nine months)	$935
2020	1,098
2021	951
2022	717
2023	453
Thereafter	436

Total	$4,590

11.	Goodwill

The changes in the carrying amount of goodwill from the acquisition of Fabrinet UK were as follows:

(amount in thousands)	Goodwill
Balance as of June 29, 2018	$3,828
Foreign currency translation adjustment	(6)

Balance as of September 28, 2018	$3,822

(amount in thousands)	Goodwill
Balance as of June 30, 2017	$3,806
Foreign currency translation adjustment	22

Balance as of June 29, 2018	$3,828

Goodwill is not deductible for tax purposes. Goodwill is reviewed annually for impairment or more frequently whenever changes or circumstances indicate the carrying amount of goodwill may not be recoverable.

12.	Borrowings

The Company’s total borrowings, including short-term and long-term borrowings, consisted of the following:

Rate (1)	Conditions	Maturity	As of September 28, 2018	As of June 29, 2018
Short-term borrowings:
Current portion of long-term borrowing			$3,250	$3,250

Long-term borrowings:
Term loan borrowing:
LIBOR +1.50% per annum	Repayable in quarterly installments	June 2023	$63,375	$64,188

			63,375	64,188
Less: Current portion			(3,250)	(3,250)

Non-current portion of long-term borrowings			$60,125	$60,938

(1)	LIBOR is London Interbank Offered Rate.

The movements of long-term borrowings for the three months ended September 28, 2018 and September 29, 2017 were as follows:

	Three Months Ended
(amount in thousands)	September 28, 2018	September 29, 2017
Opening balance	$64,188	$36,400
Repayments during the period	(813)	(3,400)

Closing balance	$63,375	$33,000

As of September 28, 2018, future maturities of long-term borrowings during each fiscal year were as follows:

(amount in thousands)
2019 (remaining nine months)	$2,438
2020	3,250
2021	3,250
2022	3,250
2023	51,187

Total	$63,375

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

On February 26, 2015, the Company entered into the Second Amendment to the Facility Agreement. The amendment extended the availability period for draws on the term loan facility from May 21, 2015 to July 31, 2015. It also allowed the Company, upon the satisfaction of certain conditions, to designate from time to time one or more of its subsidiaries as borrowers under the Facility Agreement. On July 31, 2015, the Company entered into the Third Amendment to the Facility Agreement. This amendment extended the availability period for draws on the term loan facility from July 31, 2015 to July 31, 2016. On July 22, 2016, the Company entered into the Fourth Amendment to the Facility Agreement to change the timing of filing certain financial information with the bank.

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

On June 4, 2018, the Company entered into the Fifth Amendment to the Facility Agreement to (i) reduce the revolving commitments thereunder from $150.0 million to $25.0 million, (ii) extend the termination date of the revolving commitments from May 22, 2019 to June 4, 2023, (iii) refinance the then-existing term loan and revolving loans under the Facility Agreement into a $65.0 million term loan and (iv) reduce the applicable interest rate margins and commitment fees. Term loans must be repaid in quarterly installments, beginning on June 30, 2018, with the remaining outstanding principal and accrued and unpaid interest being due and payable on June 4, 2023. After giving effect to the amendment, $65.0 million aggregate principal amount of term loans and no revolving loans were outstanding under the Facility Agreement as of June 28, 2018. In addition, the Fifth Amendment to the Facility Agreement contains an accordion feature permitting the Company to request an increase in the revolving loan facility to provide up to an aggregate of $200.0 million in additional commitments, subject to customary terms and conditions, and provided that no default or event of default exists at the time of such request. The Fifth Amendment is considered debt extinguishment of which the Company recognized interest expenses of $0.1 million from remaining unamortized debt issuance costs in consolidated statements of operations and comprehensive income. As of September 28, 2018 and June 29, 2018, $63.4 million and $64.2 million aggregate principal amount of term loans and no revolving loans were outstanding under the Facility Agreement.

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

Moreover, the Fifth Amendment of Facility Agreement amends customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (1) a minimum tangible net worth of not less than $338.0 million plus 50% of quarterly net income after June 30, 2018, exclusive of quarterly losses; (2) a minimum debt service coverage ratio of not less than 1.50:1.00; (3) a maximum total leverage ratio of not more than 2.50:1.00; and (4) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of September 28, 2018, the Company was in compliance with all covenants under the Facility Agreement.

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

On July 25, 2018, the Company entered into Swap Agreement, which the Company did not designate as hedging instruments. The Swap Agreement was used to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. The terms of the Swap Agreement effectively converted the floating interest rate of the term loans under the Facility Agreement to the fixed interest rate of 2.86% per annum through maturity of the term loan in June 2023. The swap transactions are due and settled monthly. During the three months ended September 28, 2018, the Company included a net loss of $33 thousand from the settlement of the Swap Agreement as interest expenses in the unaudited condensed consolidated statements of operations and comprehensive income.

Undrawn available credit facilities classified by availability period of future borrowing as of September 28, 2018 and June 29, 2018 were as follows:

(amount in thousands)	September 28, 2018	June 29, 2018
Expiring within one year	$—	$—
Expiring beyond one year	$25,000	$25,000

13.	Income taxes

As of September 28, 2018 and June 29, 2018, the liability for uncertain tax positions including accrued interest and penalties was $2.4 million and $2.3 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.

The Company files income tax returns in the United States and foreign tax jurisdictions. The tax years from 2013 to 2017 remain open to examination by U.S. federal and state, and foreign tax authorities. The Company’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of each entity in the Company, adjusted for discrete items arising in that quarter. If the Company’s estimated annual effective tax rate changes, the Company makes a cumulative adjustment in that quarter.

The effective tax rate for the Company for the three months ended September 28, 2018 and September 29, 2017 was 6.7% and 6.3%, respectively, of net income. The increase was primarily due to the fact that the Company had higher income subject to tax during the first quarter of fiscal year 2019 as compared to the same period in fiscal year 2018.

14.	Share-based compensation

Share-based compensation

In determining the grant date fair value of share equity awards, the Company is required to make estimates of expected dividends to be issued, expected volatility of Fabrinet’s ordinary shares, expected forfeitures of the awards, risk free interest rates for the expected term of the awards and expected terms of the awards. Forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The grant date fair value of restricted share units and performance share units is based on the market value of our ordinary shares on the date of grant.

The effect of recording share-based compensation expense for the three months ended September 28, 2018 and September 29, 2017 was as follows:

	Three Months Ended
(amount in thousands)	September 28, 2018	September 29, 2017
Share-based compensation expense by type of award:
Restricted share units	$4,685	$4,847
Performance share units	295	2,073

Total share-based compensation expense	4,980	6,920
Tax effect on share-based compensation expense	—	—

Net effect on share-based compensation expense	$4,980	$6,920

Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended
(amount in thousands)	September 28, 2018	September 29, 2017
Cost of revenue	$1,847	$1,901
Selling, general and administrative expense	3,133	5,019

Total share-based compensation expense	$4,980	$6,920

The Company did not capitalize any share-based compensation expense as part of any asset costs during the three months ended September 28, 2018 and September 29, 2017.

Share-based award activity

Fabrinet maintains the following equity incentive plans: the Amended and Restated 2010 Performance Incentive Plan (the “2010 Plan”) and the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”). 2010 Plan and 2017 Inducement Plan are collectively referred to as the “Share Option Plans.”

On December 14, 2017, Fabrinet’s shareholders approved amendments to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan by 2,100,000 shares. As of September 28, 2018, there were an aggregate of 881,146 restricted share units outstanding and 455,358 performance share units outstanding under the 2010 Plan. As of September 28, 2018, there were 1,968,456 ordinary shares available for future grant under the 2010 Plan.

On November 2, 2017, Fabrinet adopted the 2017 Inducement Plan with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new key employee. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the rules of the New York Stock Exchange. As of September 28, 2018, there were an aggregate of 48,653 restricted share units outstanding and 97,306 performance share units outstanding under the 2017 Inducement Plan. As of September 28, 2018, there were 14,041 ordinary shares available for future grant under the 2017 Inducement Plan.

Share options

Fabrinet’s board of directors has the authority to determine the type of option and the number of shares subject to an option. Options generally vest and become exercisable over four years and expire, if not exercised, within seven years of the grant date. In the case of a grantee’s first grant, 25 percent of the underlying shares vest 12 months after the vesting commencement date and 1/48 of the underlying shares vest monthly over each of the subsequent 36 months. In the case of any additional grants to a grantee, 1/48 of the underlying shares vest monthly over four years, commencing one month after the vesting commencement date. Share options have been granted to directors and employees.

The following summarizes share option activity:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 29, 2018	2,900	2,900	$15.16
Granted	—		—	—
Exercised	—		—
Forfeited	—		—
Expired	(2,900)		$15.16

Balance as of September 28, 2018	—	—	—

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 30, 2017	96,688	96,688	$15.70
Granted	—		—	—
Exercised	(58,531)		$15.91
Forfeited	—		—
Expired	—		—

Balance as of September 29, 2017	38,157	38,157	$15.38

As of September 28, 2018, there was no unrecognized compensation cost under the Share Option Plans.

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

The following table summarizes restricted share unit activity under the 2010 Plan and 2017 Inducement Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 29, 2018	1,073,580	$35.19
Granted	255,821	$48.02
Issued	(369,757)	$34.34
Forfeited	(29,845)	$38.32

Balance as of September 28, 2018	929,799	$38.95

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2017	1,058,605	$31.59
Granted	321,405	$39.35
Issued	(259,033)	$26.17
Forfeited	(12,967)	$35.33

Balance as of September 29, 2017	1,108,010	$35.07

The following table summarizes performance share unit activity under the 2010 Plan and 2017 Inducement Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 29, 2018	605,892	$38.41
Granted	201,994	$48.02
Issued	(227,268)	$40.48
Forfeited	(27,954)	$39.35

Balance as of September 28, 2018	552,664	$41.02

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2017	227,268	$40.48
Granted	281,318	$39.95
Issued	—	—
Forfeited	—	—

Balance as of September 29, 2017	508,586	$39.86

As of September 28, 2018, there was $20.0 million and $7.9 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the 2010 Plan and the 2017 Inducement Plan that is expected to be recorded over a weighted-average period of 2.9 years and 1.9 years, respectively.

For the three months ended September 28, 2018 and September 29, 2017, the Company withheld an aggregate of 201,877 shares and 85,758 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the three months ended September 28, 2018 and September 29, 2017, the Company then remitted cash of $8.9 million and $3.6 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

15.	Shareholders’ equity

Share capital

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the three months ended September 28, 2018, Fabrinet issued 395,148 ordinary shares upon the vesting of restricted share units, net of shares withheld.

For the three months ended September 29, 2017, Fabrinet issued 58,531 ordinary shares upon the exercise of options, for cash consideration at a weighted-average exercise price of $15.91 per share, and 173,275 ordinary shares upon the vesting of restricted share units, net of shares withheld.

All such issued shares are fully paid.

Treasury stock

In August 2017, the Company’s board of directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, the Company’s board of directors approved a $30.0 million increase to the share repurchase authorization. During the three months ended September 28, 2018, no shares were repurchased under the program. As of September 28, 2018, the Company had a remaining authorization to purchase up to an additional $17.6 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

16. Accumulated other comprehensive income (loss)

The changes in AOCI for the three months ended September 28, 2018 were as follows:

(amount in thousands)	Unrealized net (Losses) Gains on Marketable Securities	Unrealized net (Losses) Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Total
Balance as of June 29, 2018	$(1,091)	$33	$(199)	$(1,257)
Other comprehensive income before reclassification adjustment	591	—	(200)	391
Amounts reclassified out of AOCI to foreign exchange loss in the unaudited condensed consolidated statements of operations and comprehensive income	(303)	(1)	—	(304)
Tax effects	—	—	—	—

Other comprehensive income (loss)	$288	$(1)	$(200)	$87

Balance as of September 28, 2018	$(803)	$32	$(399)	$(1,170)

(amount in thousands)	Unrealized net (Losses) Gains on Marketable Securities	Unrealized net (Losses) Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Total
Balance as of June 30, 2017	$(72)	$34	$(310)	$(348)
Other comprehensive income before reclassification adjustment	382	—	526	908
Amounts reclassified out of AOCI to foreign exchange loss in the unaudited condensed consolidated statements of operations and comprehensive income	(353)	(1)	—	(354)
Tax effects	—	—	—	—

Other comprehensive income (loss)	$29	$(1)	$526	$554

Balance as of September 29, 2017	$(43)	$33	$216	$206

17. Commitments and contingencies

Bank guarantees

As of September 28, 2018 and June 29, 2018, there were outstanding bank guarantees given by a bank on behalf of our subsidiary in Thailand for electricity usage and other normal business amounting to $1.5 million.

Operating lease commitments

The Company leases a portion of its capital equipment, vehicles, and certain land and buildings for its facilities in Thailand, Cayman Islands, China, the United States and the United Kingdom under operating lease arrangements that expire in various years through 2023. Rental expense under these operating leases amounted to $0.5 million and $0.5 million for the three months ended September 28, 2018 and September 29, 2017, respectively.

As of September 28, 2018, the future minimum lease payments due under non-cancelable operating leases during each fiscal year were as follows:

(amount in thousands)
2019 (remaining nine months)	$1,396
2020	1,721
2021	1,320
2022	1,204
2023	1,195
Thereafter	230

Total minimum operating lease payments	$7,066

Capital lease commitments

In connection with the acquisition of Fabrinet UK, the Company assumed the capital lease commitments of several machines and equipment, with various expiration dates until September 2020. The equipment can be purchased at the determined prices upon expiration of such contracts.

As of September 28, 2018, the future minimum lease payments due under non-cancelable capital leases during each fiscal year were as follows:

(amount in thousands)
2019 (remaining nine months)	$333
2020	410
2021	105
2022	—

Total minimum capital lease payments	$848

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

As of September 28, 2018, the Company had an outstanding commitment to third parties of $4.9 million.

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

18.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of September 28, 2018, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended
(amount in thousands)	September 28, 2018	September 29, 2017
North America	$179,826	$156,991
Asia-Pacific	151,947	142,863
Europe	45,404	57,459

	$377,177	$357,313

As of September 28, 2018 and September 29, 2017, the Company had approximately $32.5 million and $35.0 million, respectively, of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific and Europe.

Significant customers

The Company had a customer and two customers that contributed to 10% or more of its total trade accounts receivable as of September 28, 2018 and June 29, 2018, respectively.

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

•

our expectation that the portion of our future revenues attributable to customers in regions outside of North America will be in line with the portion of those revenues for the three months ended September 28, 2018;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2019 selling, general and administrative (“SG&A”) expenses will decrease as a percentage of revenue compared to fiscal year 2018 SG&A expenses;

•	our expectation that our employee costs will increase in Thailand and the People’s Republic of China (“PRC”);

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	our plans to execute acquisitions;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.

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

The percentage of our revenues generated from a bill-to location outside of North America decreased from 56.1% in the three months ended September 29, 2017 to 52.3% in the three months ended September 28, 2018, primarily because the increase in sales to our customers in North America was higher than the increase in sales to our customers outside of North America. Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America will be in line with the portion of revenues attributable to such customers during the three months ended September 28, 2018.

The following table presents percentages of total revenues by geographic regions:

	Three Months Ended
	September 28, 2018	September 29, 2017
North America	47.7%	43.9%
Asia-Pacific	40.3	40.0
Europe	12.0	16.1

	100.0%	100.0%

Our Contracts

We enter into supply agreements with our customers which generally have an initial term of up to three years, subject to automatic renewals for subsequent one-year terms unless expressly terminated. Although there are no minimum purchase requirements in our supply agreements, our customers provide us with rolling forecasts of their demand requirements. Our supply agreements generally include provisions for pricing and periodic review of pricing, consignment of our customer’s unique production equipment to us, and the sharing of benefits from cost-savings derived from our efforts. We are generally required to purchase materials, which may include long lead-time materials and materials that are subject to minimum order quantities and/or non-cancelable or non-returnable terms, to meet the stated demands of our customers. After procuring materials, we manufacture products for our customers based on purchase orders that contain terms regarding product quantities, delivery locations and delivery dates. Our customers generally are obligated to purchase finished goods that we have manufactured according to their demand requirements. Materials that are not consumed by our customers within a specified period of time, or are no longer required due to a product’s cancellation or end-of-life, are typically designated as excess or obsolete inventory under our contracts. Once materials are designated as either excess or obsolete inventory, our customers are typically required to purchase such inventory from us even if they have chosen to cancel production of the related products. The excess or obsolete inventory is shipped to the customer and revenue is recognized upon shipment.

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

Selling, General and Administrative Expenses

Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2019, we expect our SG&A expenses will decrease as a percentage of revenue compared with our fiscal year 2018 SG&A expenses.

The compensation committee of our board of directors approved a fiscal year 2019 executive incentive plan with quantitative objectives that are based solely on achieving certain revenue targets and non-GAAP gross margin targets for our fiscal year ending June 28, 2019. Bonuses under the fiscal year 2019 executive incentive plan are payable after the end of fiscal year 2019. In fiscal year 2018, the compensation committee approved a fiscal year 2018 executive incentive plan with quantitative objectives that were based solely on achieving certain revenue targets and non-GAAP gross margin targets for our fiscal year ended June 29, 2018. Because we did not achieve the targets under our fiscal year 2018 executive incentive plan, no bonuses were paid under such plan. In the three months ended September 29, 2017, the compensation committee awarded bonuses to our executive employees for Company achievements of performance under the fiscal 2017 executive incentive plan. Discretionary merit-based bonus awards are also available to our non-executive employees and payable on a quarterly basis.

In addition, during the three months ended September 28, 2018, $1.4 million share-based compensation expenses recorded in fiscal 2018 for the remaining portion of performance share units granted to our executives were reversed due to the unlikelihood that the performance targets would be achieved.

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

In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative instruments. We may enter into exchange currency forward or put option contracts to manage foreign currency exposures associated with certain assets and liabilities and other forecasted foreign currency transactions and may designate these instruments as hedging instruments. The forward and put option contracts generally have maturities of up to 12 months. All foreign currency exchange contracts are recognized in the unaudited condensed consolidated balance sheets at fair value. Gain or loss on our forward and put option contracts generally offset the assets, liabilities, and transactions economically hedged.

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of September 28, 2018			As of June 29, 2018
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	1,031,793	$31,836	75.3	980,778	$29,568	60.7
RMB	25,525	3,710	8.8	18,455	2,789	5.7
GBP	5,130	6,709	15.9	12,514	16,392	33.6

Total		$42,255	100.0		$48,749	100.0

Liabilities
Thai baht	1,800,696	$55,560	87.8	1,401,473	$42,251	84.5
RMB	27,380	3,980	6.2	19,893	3,007	6.0
GBP	2,886	3,775	6.0	3,615	4,735	9.5

Total		$63,315	100.0		$49,993	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of September 28, 2018 there were $6.0 million of foreign currency forward contracts and $19.0 million of foreign currency option contracts outstanding on the Thai baht payables. As of June 29, 2018, there were $7.0 million in foreign currency forward contracts and $30.0 million of foreign currency option contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of September 28, 2018 and June 29, 2018, we did not have any derivative contracts denominated in RMB.

The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of September 28, 2018 and June 29, 2018, we did not have any derivative contracts denominated in GBP.

For the three months ended September 28, 2018 and September 29, 2017, we recorded gain of $0.2 million and loss of $10 thousand, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.

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

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2018. The adoption of new accounting policies and the accounting standards are disclosed in Note 2 – Accounting policies to the unaudited condensed consolidated financial statements. There were no changes to our accounting policies other than the adoption of Revenue from Contracts with Customers (Topic 606), which created Accounting Standards Codification Topic 606 (“ASC 606”).

On June 30, 2018, we adopted ASC 606 using the modified retrospective method, which was applied to those contracts which were not completed as of June 29, 2018. The modified retrospective method requires us to recognize the cumulative effect of the adoption of ASC 606, for all contracts with customers, to the opening balance of equity at June 30, 2018. Accordingly, the comparative financial information as of June 29, 2018 has not been adjusted and continues to be reported under ASC 605, Revenue Recognition (“ASC 605”). Refer to Note 2 – Accounting policies and Note 3 – Revenue to the unaudited condensed consolidated financial statements for further details.

Results of Operations

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

(amount in thousands)	Three Months Ended
	September 29, 2017	September 29, 2017
Revenues	$377,177	$357,313
Cost of revenues	(336,901)	(316,981)

Gross profit	40,276	40,332
Selling, general and administrative expenses	(14,437)	(15,678)
Expenses related to reduction in workforce	(85)	—

Operating income	25,754	24,654
Interest income	1,444	809
Interest expense	(634)	(853)
Foreign exchange gain (loss), net	3,068	(1,934)
Other income	77	97

Income before income taxes	29,709	22,773
Income tax expense	(1,859)	(1,740)

Net income	27,850	21,033
Other comprehensive (loss) income, net of tax	87	554

Net comprehensive income	$27,937	$21,587

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Three Months Ended
	September 28, 2018	September 29, 2017
Revenues	100.0%	100.0%
Cost of revenues	(89.3)	(88.7)

Gross profit	10.7	11.3
Selling, general and administrative expenses	(3.8)	(4.4)
Expenses related to reduction in workforce	0.0	—

Operating income	6.9	6.9
Interest income	0.4	0.2
Interest expense	(0.2)	(0.2)
Foreign exchange gain (loss), net	0.8	(0.5)
Other income	0.0	0.0

Income before income taxes	7.9	6.4
Income tax expense	(0.5)	(0.5)

Net income	7.4	5.9
Other comprehensive (loss) income, net of tax	0.0	0.2

Net comprehensive income	7.4%	6.1%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended
(amount in thousands)	September 28, 2018	September 29, 2017
Optical communications	$280,768	$275,613
Lasers, sensors and other	96,409	81,700

Total	$377,177	$357,313

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three Months Ended September 28, 2018 with Three Months Ended September 29, 2017

Total revenues.

Our total revenues increased by $19.9 million, or 5.6%, to $377.2 million for the three months ended September 28, 2018, compared with $357.3 million for the three months ended September 29, 2017. This increase was primarily due to an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the three months ended September 28, 2018. Revenues from optical and non-optical communications products increased by $5.2 million and $14.7 million, or 1.9% and 18.0%, respectively, for the three months ended September 28, 2018.

Cost of revenues.

Our cost of revenues increased by $19.9 million, or 6.3%, to $336.9 million, or 89.3% of total revenues, for the three months ended September 28, 2018, compared with $317.0 million, or 88.7% of total revenues, for the three months ended September 29, 2017. This increase in cost of revenues was in line with the increase in sales volume.

Gross profit.

Our gross profit decreased by $56 thousand, or 0.1%, to $40.3 million, or 10.7% of total revenues, for the three months ended September 28, 2018, compared with $40.3 million, or 11.3% of total revenues, for the three months ended September 29, 2017. The decrease was primarily due to product mixed and the incremental employees cost from merit increase of our employees.

SG&A expenses.

Our SG&A expenses decreased by $1.2 million, or 7.9%, to $14.4 million, or 3.8% of total revenues, for the three months ended September 28, 2018, compared with $15.7 million, or 4.4% of total revenues, for the three months ended September 29, 2017. The decrease was primarily due to $1.4 million reversal of the remaining portion of share-based compensation expenses recorded in fiscal 2018 for performance share units granted to our executives in August 2017 due to the unlikelihood that the performance targets would be achieved.

Operating income.

Our operating income increased by $1.1 million to $25.8 million, or 6.9% of total revenues, for the three months ended September 28, 2018, compared with $24.7 million, or 6.9% of total revenues, for the three months ended September 29, 2017. The increase was primarily due to a decrease of SG&A expenses.

Interest income.

Our interest income increased by $0.6 million, or 78.5%, to $1.4 million, or 0.4% of total revenues, for the three months ended September 28, 2018, compared with $0.8 million, or 0.2% of total revenues, for the three months ended September 29, 2017. The increase was primarily due to the higher weighted average interest rate compared to the same period in the last year and an increase in the average balance of our outstanding cash.

Interest expense.

Our interest expense decreased by $0.3 million to $0.6 million for the three months ended September 28, 2018, compared with $0.9 million for the three months ended September 29, 2017. The decrease was primarily due to a decrease in the average balance of our bank borrowings.

Foreign exchange gain (loss), net.

We recorded foreign exchange gain, net of $3.1 million for the three months ended September 28, 2018, compared with $1.9 million loss for the three months ended September 29, 2017.

Income before income taxes.

We recorded income before income taxes of $29.7 million for the three months ended September 28, 2018, compared with $22.8 million for the three months ended September 29, 2017.

Income tax expense.

Our provision for income tax reflects an effective tax rate of 6.7% and 6.3% for the three months ended September 28, 2018 and September 29, 2017, respectively. The increase was primarily due to the fact that we had higher income subject to tax during the first quarter of fiscal year 2019 as compared to the same period in fiscal year 2018.

Net income.

We recorded net income of $27.9 million, or 7.4% of total revenues, for the three months ended September 28, 2018, compared with $21.0 million, or 5.9% of total revenues, for the three months ended September 29, 2017. The increase was mainly due to (1) the $1.4 million reversal of the remaining portion of share based compensation expenses recorded in fiscal 2018 for performance share units granted to our executives due to the unlikelihood that the performance targets would be achieved; (2) net increase of interest income and expenses of $ 0.7 million; and (3) net increase of foreign exchange gain of $5.0 million.

Other comprehensive income.

We recorded other comprehensive income of $87 thousand, or 0.0% of total revenues, for the three months ended September 28, 2018, compared with other comprehensive income of $0.6 million, or 0.2% of total revenues, for the three months ended September 29, 2017.

Liquidity and Capital Resources

Cash Flows and Working Capital

We primarily finance our operations through cash flow from operations. As of September 28, 2018 and September 29, 2017, we had cash, cash equivalents, and marketable securities of $352.4 million and $263.3 million, respectively, and outstanding debt of $63.4 million and $67.0 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents for the three months ended as of September 28, 2018 and September 29, 2017 was 1.9% and 0.9%, respectively.

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

During the three months ended September 28, 2018, we repaid a term loan of $0.8 million under our Facility Agreement; as a result, as of September 28, 2018, we had a long-term borrowing of $63.4 million under our Facility Agreement. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held investments in short-term marketable securities of $132.4 million as of September 28, 2018.

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

The following table shows our cash flows for the periods indicated:

	Three Months Ended
(amount in thousands)	September 28, 2018	September 29, 2017
Net cash provided by (used in) operating activities	$34,593	$(3,054)
Net cash provided by (used in) investing activities	$36,601	$(12,055)
Net cash used in financing activities	$(13,318)	$(7,106)
Net increase (decrease) in cash, cash equivalents and restricted cash	$57,876	$(22,215)

Operating Activities

Net cash provided by operating activities increased by $37.6 million, or 1,232.7%, to $34.6 million for the three months ended September 28, 2018, compared with net cash used in operating activities of $3.1 million for the three months ended September 29, 2017. This increase was primarily due to a decrease of $40.5 million in payments to trade accounts payable resulting from the implementation of new payment pattern in September 2018.

Investing Activities

Net cash provided by investing activities increased by $48.7 million, or 403.6%, to $36.6 million for the three months ended September 28, 2018, compared with net cash used in investing activities of $12.1 million for the three months ended September 29, 2017. This increase was primarily due to (1) a decrease of purchase of marketable securities of $25.0 million; (2) an increase in proceeds from sales of marketable securities of $12.5 million; (3) an increase of proceeds from maturities of marketable securities of $4.9 million; and (4) a decrease of investments in property, plant and equipment of $5.8 million.

Financing Activities

Net cash used in financing activities increased by $6.2 million, or 87.4%, to $13.3 million for the three months ended September 28, 2018, compared with net cash used by financing activities of $7.1 million for the three months ended September 29, 2017. This increase was primarily due to (1) an increase in withholding tax related to net share settlement of restricted share units of $5.4 million and (2) the release of restricted cash in connection with business acquisition of $3.5 million. These increases were offset by the decrease of repayment of a long-term loan of $2.6 million.

Off-Balance Sheet Commitments and Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are not reflected in our unaudited condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We also do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engage in leasing, hedging or research and development services with us.

Recent Accounting Pronouncements

See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents, and marketable securities totaling $352.4 million and $332.4 million as of September 28, 2018 and June 29, 2018, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and marketable securities are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three months ended September 28, 2018 and September 29, 2017, our interest income would have decreased by approximately $0.1 million and $0.1 million, respectively, assuming consistent investment levels.

We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the three months ended September 28, 2018 and September 29, 2017, our interest expense would have increased by approximately $0.2 million and $0.3 million, respectively, assuming consistent borrowing levels.

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

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. We recorded unrealized gain of $0.2 million and unrealized loss of $10 thousand related to derivatives that are not designated as hedging instruments, for the three months ended September 28, 2018 and September 29, 2017, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $2.3 million and $0.9 million as of September 28, 2018 and June 29, 2018, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of September 28, 2018, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our marketable securities as of September 28, 2018 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended September 28, 2018 other than those related to adoption of Contracts with Customers (Topic 606), which created Accounting Standards Codification Topic 606 (“ASC 606”) that we adopted on June 30, 2018. We implemented changes to our processes for revenue recognition and the control activities within them that included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

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

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During the three months ended September 28, 2018, we had a customer that contributed 18% of our total revenues, and during the three months ended September 29, 2017, we had two customers, that together contributed 25% of our total revenues. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.

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

Volatility in the functional and non-functional currencies of our entities and the U.S. dollar could seriously harm our business, financial condition, and operating results. The primary impact of currency exchange fluctuations is on our cash, receivables, and payables of our operating entities. We may experience significant unexpected gain or losses from fluctuations in exchange rates. For example, in the three months ended September 28, 2018, we experienced a $3.1 million foreign exchange gain, which positively affected our net income per share by $0.08.

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of September 28, 2018, the U.S. dollar had depreciated approximately 6.6% against the Thai baht since September 30, 2016. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of September 28, 2018, the U.S. dollar had depreciated approximately 1.1% against the RMB since September 30, 2016. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of September 28, 2018, the U.S. dollar had depreciated approximately 0.9% against the GBP since September 30, 2016. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill-to-location of customers outside of North America accounted for 52.3% and 56.1% of our total revenues for the three months ended September 28, 2018 and September 29, 2017, respectively. We expect that total revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

Political unrest and demonstrations, as well as changes in the political, social, business or economic conditions in Thailand, could harm our business, financial condition and operating results.

The majority of our assets and manufacturing operations are located in Thailand. Therefore, political, social, business and economic conditions in Thailand have a significant effect on our business. In March 2018, Thailand was assessed as a medium-high political risk by AON Political Risk, a risk management, insurance and consulting firm. Any changes to tax regimes, laws, exchange controls or political action in Thailand may harm our business, financial condition and operating results.

Thailand has a history of political unrest that includes the involvement of the military as an active participant in the ruling government. In recent years, political unrest in the country has sparked political demonstrations and, in some instances, violence. In May 2014, the Thai military took over the government in a coup, and it continues to rule the country today. It is unknown how long it will take for the current political situation to be resolved and for democracy to be restored, or what effects the current political situation may have on Thailand and the surrounding region. After several delays, however, the next general elections in Thailand presently are scheduled in late February 2019.

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

We anticipate that we will continue to invest in our customized optics manufacturing facilities located in Fuzhou, China. Because these operations are located in the PRC, they are subject to greater political, legal and economic risks than the geographies in which the facilities of many of our competitors and customers are located. In particular, the political and economic climate in the PRC (both at national and regional levels) is fluid and unpredictable. In March 2018, AON Political Risk assessed the PRC as a medium political risk. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to change further. Any changes to the political, legal or economic climate in the PRC could harm our business, financial condition and operating results.

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

We are subject to the risk of increased tariffs on products and goods we purchase from off-shore sources (particularly Chinese sources) and directly or indirectly imported into the United States.

The U.S. Presidential Administration has recently imposed tariffs on a wide-range of products and goods manufactured in China that are directly or indirectly imported into the Unites States, and it has announced plans to impose additional tariffs on products and goods manufactured in China. In response, various countries and economic regions have announced plans or intentions to impose retaliatory tariffs on a wide-range of products they import from the United States. These newly imposed, announced and threatened U.S. tariffs and retaliatory tariffs could have the effect of increasing the cost of materials we use to manufacture certain products, which could result in lower margins. The tariffs could also result in disruptions to our supply chain, as suppliers struggle to fill orders from companies trying to purchase goods in bulk ahead of announced tariffs. Although we currently believe that the incremental costs to us of these tariffs will be immaterial, should the amount of these tariffs increase, should they be applied to additional categories of components used in our manufacturing activities and should we for any reason be unable to pass on such tariffs to our customers, our operating results would be harmed.

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

We use professional investment management firms to manage our excess cash and cash equivalents. Our marketable securities as of September 28, 2018 are primarily investments in a fixed income portfolio, including corporate bonds and commercial paper, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in marketable securities with a maturity in excess of three years.

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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 28, 2018, we did not record any impairment charges associated with our investment portfolio of marketable securities, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

Based upon estimates of the value of our assets, which are based in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company, or PFIC, for U.S. federal income tax purposes for the taxable year 2019 or for the foreseeable future. However, despite our expectations, we cannot assure you that we will not be a PFIC for the taxable year 2019 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we are a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations and to burdensome reporting requirements.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 21, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, at such time and such prices as management may decide. In February 2018, our board of directors approved an increase of $30.0 million to this share repurchase authorization, bringing the aggregate authorization to $60.0 million. The repurchased shares will be held as treasury stock. During the three months ended September 28, 2018, no shares were repurchased under this program. As of September 28, 2018, we had a remaining authorization to purchase up to an additional $17.6 million worth of our ordinary shares.

The following table summarizes share repurchase activity for the three months ended September 28, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
June 30, 2018 – July 27, 2018	—	$—	—	$17,598,987
July 28, 2018 – August 24, 2018	—	$—	—	$17,598,987
August 25, 2018 – September 28, 2018	—	$—	—	$17,598,987

Total	—	$—	—	$17,598,987

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date

10.1	Description of Fiscal 2019 Executive Incentive Plan	8-K, Item 5.02	N/A	August 20, 2018

10.2	Separation Agreement and Release, dated August 20, 2018, by and among Fabrinet, Fabrinet USA, Inc. and Dr. Hong Hou	8-K	10.1	August 20, 2018

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2018.

FABRINET

By:	/s/ TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)