Form 10-Q
period 2018-12-28
Fabrinet
filed 2019-02-05
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 28, 2018

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-34775

FABRINET

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1228572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Intertrust Corporate Services (Cayman) Limited 190 Elgin Avenue George Town Grand Cayman Cayman Islands	KY1-9005
(Address of principal executive offices)	(Zip Code)

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

As of January 25, 2019, the registrant had 36,904,637 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED DECEMBER 28, 2018

Page No.
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of December 28, 2018 (unaudited) and June 29, 2018	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 28, 2018 and December 29, 2017 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months ended December 28, 2018 and December 29, 2017 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION	43

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 5. Other Information	59

Item 6. Exhibits	59

Signature	60

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data)	December 28, 2018	June 29, 2018
Assets
Current assets
Cash and cash equivalents	$230,996	$158,102
Restricted cash in connection with business acquisition	—	3,331
Short-term investments	151,508	174,269
Trade accounts receivable, net	261,519	246,912
Contract assets	13,336	—
Inventory, net	277,893	257,687
Prepaid expenses	9,809	8,061
Other current assets	5,044	5,948

Total current assets	950,105	854,310

Non-current assets
Property, plant and equipment, net	212,314	219,640
Intangibles, net	4,283	4,880
Goodwill	3,698	3,828
Deferred tax assets	5,454	5,280
Other non-current assets	72	80

Total non-current assets	225,821	233,708

Total Assets	$1,175,926	$1,088,018

Liabilities and Shareholders’ Equity
Current liabilities
Bank borrowings	$3,250	$3,250
Trade accounts payable	248,253	220,159
Capital lease liability, current portion	409	451
Income tax payable	2,568	709
Deferred liability in connection with business acquisition	—	3,331
Accrued payroll, bonus and related expenses	16,327	13,476
Accrued expenses	9,106	9,013
Other payables	17,637	19,728

Total current liabilities	297,550	270,117

Non-current liabilities
Long-term loan from bank	60,125	60,938
Deferred tax liability	2,939	2,284
Capital lease liability, non-current portion	302	516
Severance liabilities	11,173	10,162
Other non-current liabilities	2,304	3,062

Total non-current liabilities	76,843	76,962

Total Liabilities	374,393	347,079

Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of December 28, 2018 and June 29, 2018)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 38,138,159 shares and 37,723,733 shares issued; and 36,849,056 shares and 36,434,630 shares outstanding as of December 28, 2018 and June 29, 2018, respectively)	381	377
Additional paid-in capital	151,639	151,797
Less: Treasury shares (1,289,103 shares and 1,289,103 shares as of December 28, 2018 and June 29, 2018, respectively)	(42,401)	(42,401)
Accumulated other comprehensive loss	(1,077)	(1,257)
Retained earnings	692,991	632,423

Total Shareholders’ Equity	801,533	740,939

Total Liabilities and Shareholders’ Equity	$1,175,926	$1,088,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

FABRINET

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(in thousands of U.S. dollars, except per share amounts)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Revenues	$403,080	$337,072	$780,257	$694,385
Cost of revenues	(357,516)	(299,906)	(694,417)	(616,887)

Gross profit	45,564	37,166	85,840	77,498
Selling, general and administrative expenses	(12,727)	(13,157)	(27,164)	(28,835)
Expenses related to reduction in workforce	(319)	(1,776)	(404)	(1,776)

Operating income	32,518	22,233	58,272	46,887
Interest income	1,182	596	2,626	1,405
Interest expense	(1,616)	(826)	(2,250)	(1,679)
Foreign exchange (loss) gain, net	(421)	(1,348)	2,647	(3,282)
Other income	562	250	639	347

Income before income taxes	32,225	20,905	61,934	43,678
Income tax expense	(712)	(1,592)	(2,571)	(3,332)

Net income	31,513	19,313	59,363	40,346

Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	598	(462)	886	(432)
Change in net unrealized loss on derivative instruments	—	—	(1)	(1)
Change in foreign currency translation adjustment	(505)	44	(705)	569

Total other comprehensive income (loss), net of tax	93	(418)	180	136

Net comprehensive income	$31,606	$18,895	$59,543	$40,482

Earnings per share
Basic	$0.86	$0.52	$1.62	$1.08
Diluted	$0.84	$0.51	$1.59	$1.06
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	36,841	37,477	36,733	37,462
Diluted	37,471	38,156	37,305	38,160

The accompanying notes are an integral part of these condensed consolidated financial statements.

FABRINET

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(in thousands of U.S. dollars)	December 28, 2018	December 29, 2017
Cash flows from operating activities
Net income for the period	$59,363	$40,346
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	15,000	14,265
Loss on disposal of property, plant and equipment	528	—
Loss on disposal of intangibles	149	—
Loss from sales and maturities of available-for-sale securities	1,060	357
Amortization of investment premium	(533)	(163)
Amortization of deferred debt issuance costs	—	295
Allowance for doubtful accounts	—	5
Unrealized (gain) loss on exchange rate and fair value of derivative instruments	(5,775)	1,740
Share-based compensation	8,949	12,378
Deferred income tax	481	(153)
Other non-cash expenses	580	962
Inventory obsolescence	29	654
Changes in operating assets and liabilities
Trade accounts receivable	(14,381)	5,707
Contract assets	(3,459)	—
Inventory	(28,909)	(1,047)
Other current assets and non-current assets	2,128	(6,801)
Trade accounts payable	29,276	(33,626)
Income tax payable	1,859	(791)
Other current liabilities and non-current liabilities	2,953	2,985

Net cash provided by operating activities	69,298	37,113

Cash flows from investing activities
Purchase of short-term investments	(82,141)	(48,679)
Proceeds from sales of short-term investments	70,472	18,672
Proceeds from maturities of short-term investments	34,788	31,427
Purchase of property, plant and equipment	(9,732)	(21,405)
Purchase of intangibles	(251)	(689)
Proceeds from disposal of property, plant and equipment	5	35

Net cash provided by (used in) investing activities	13,141	(20,639)

Cash flows from financing activities
Proceeds of short-term loans from bank	—	5,000
Repayment of short-term loans from bank	—	(1,003)
Repayment of long-term loans from bank	(813)	(6,800)
Repayment of capital lease liability	(255)	(174)
Repurchase of ordinary shares	—	(9,910)
Proceeds from issuance of ordinary shares under employee share option plans	—	990
Release of restricted cash held in connection with business acquisition	(3,478)	—
Withholding tax related to net share settlement of restricted share units	(9,103)	(3,744)

Net cash used in financing activities	(13,649)	(15,641)

Net increase in cash, cash equivalents and restricted cash	68,790	833

Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	161,433	137,137
Increase in cash, cash equivalents and restricted cash	68,790	833
Effect of exchange rate on cash, cash equivalents and restricted cash	773	284

Cash, cash equivalents and restricted cash at end of period	$230,996	$138,254

Non-cash investing and financing activities
Construction, software-related and equipment-related payables	$2,888	$5,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

FABRINET

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

(amount in thousands)	As of December 28, 2018	As of December 29, 2017
Cash and cash equivalents	$230,996	$134,831
Restricted cash in connection with business acquisition (non-current assets)	—	3,423

Cash, cash equivalents and restricted cash	$230,996	$138,254

The accompanying notes are an integral part of these condensed consolidated financial statements.

FABRINET

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

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

Basis of presentation

The accompanying condensed consolidated financial statements for Fabrinet as of December 28, 2018 and for the three and six months ended December 28, 2018 and December 29, 2017 includes normal recurring adjustments, necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 29, 2018.

The balance sheet as of June 29, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 28, 2018 may not be indicative of results for the year ending June 28, 2019 or any future periods.

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

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended December 28, 2018 and December 29, 2017 each consisted of 13 weeks. The six months ended December 28, 2018 and December 29, 2017 each consisted of 26 weeks. Fiscal year 2019 will be comprised of 52 weeks and will end on June 28, 2019.

Changes in Accounting Policies

Except for the adoption of the new revenue recognition accounting standard described below and as disclosed in Note 3—Revenues, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

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

The cumulative effect adjustment recorded was based on the timing difference of revenue recognition between ASC 605 and ASC 606 related to certain manufacturing contracts with vendor-managed inventory arrangements. Under ASC 605, revenue for such contracts was recognized at the earlier of when the inventory was consumed by the customers or if not consumed, on the expiration of time specified in the contract. On adoption of ASC 606, revenue is recognized when inventory is shipped to the customers.

The following table shows the impact of adoption of ASC 606 on adoption date of June 29, 2018 on the condensed consolidated balance sheets:

Condensed Consolidated Balance Sheets

	Impact of Adopting ASC 606
(amount in thousands)	Balance at June 29, 2018	Adjustment		Balance at June 30, 2018
Assets
Contract assets	$—	$9,877	(1)	$9,877
Inventory, net	$257,687	$(8,672	)(2)	$249,015
Liabilities and Shareholders’ Equity
Retained earnings	$632,423	$1,205	(3)	$633,628

(1)	Majority of adjustment relates to certain manufacturing contracts with vendor-managed inventory arrangements for which revenue was recognized on shipment.
(2)	Adjustment relates to reduction of finished goods inventory for certain vendor-managed inventory arrangements.
(3)	Adjustment relates to cumulative effect adjustment upon adoption of ASC 606.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments, derivatives, accounts receivable and contract assets.

Cash, cash equivalents, and short-term investments are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate its credit risks by spreading such risks across multiple counterparties and monitoring the risk profiles of these counterparties. The Company limits its investments in short-term investments to term deposits and marketable securities to securities with a maturity not in excess of three years, and all marketable securities that the Company invests in are rated A1, P-1, F1, or better.

The Company performs ongoing credit evaluations for credit worthiness of its customers and usually does not require collateral from its customers. Management has implemented a program to closely monitor near term cash collection and credit exposures to mitigate any material losses.

New Accounting Pronouncements – not yet adopted by the Company

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU is intended to improve the effectiveness of disclosures in the notes to the financial statements including 1) the development of a framework that promotes consistent decisions by the Board about disclosure requirements and 2) the appropriate exercise of discretion by reporting entities. The amendment modifies the disclosure requirements on transferring between level 1 and level 2 and valuation processes of level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

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

The Company manufactures products that are customized to customers’ specifications, however, control of the products is typically transferred to the customer at the point in time the product is either shipped or delivered, depending on the terms of the arrangement, as the criteria for overtime recognition are not met. On the evaluation of the contracts, the Company identified that it did not have contractual rights to bill profit for work in progress in the event of a contract termination which is expected to be infrequent. Further, in limited circumstances, substantive acceptance by the customer exists which results in the deferral of revenue until acceptance is formally received from the customer. Judgment may be required in determining if the acceptance clause is substantive.

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

Customers generally are obligated to purchase finished goods that the Company has manufactured according to their demand requirements. Materials that are not consumed by customers within a specified period of time, or are no longer required due to a product’s cancellation or end-of-life, are typically designated as excess or obsolete inventory under the Company’s contracts. Once materials are designated as either excess or obsolete inventory, customers are typically required to purchase such inventory from the Company even if the customer has chosen to cancel production of the related products. The excess or obsolete inventory is shipped to the customer and revenue is recognized upon shipment.

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

Contract Assets and Liabilities

A contract asset is recognized when the Company has recognized revenues, but not yet an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheets and transferred to accounts receivable when rights to payment become unconditional. The following table summarizes the activity in the Company’s contract assets during the six-month period ended December 28, 2018:

(amount in thousands)	Contract Assets
Beginning balance, June 30, 2018	$—
Cumulative effect adjustment at June 30, 2018	9,877
Revenue recognized	58,484
Amounts collected or invoiced	(55,025)

Ending balance, December 28, 2018	$13,336

The Company continually evaluates whether advanced payment arrangements with customers result in the recognition of contract liabilities. No such liabilities existed as of December 28, 2018 or June 29, 2018. Separately, accounts receivable, net, represents receivables from contracts with customers.

Contract Costs

The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. During the three and six months ended December 28, 2018, the Company did not have any incremental costs of obtaining a contract.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption of ASC 606 on the Company’s condensed consolidated statements of operations and comprehensive income for the three and six months ended December 28, 2018 and condensed consolidated balance sheets as of December 28, 2018 was as follows:

Condensed Consolidated Statement of Operations

Three and Six Months Ended December 28, 2018

	Impact of Adopting ASC 606 (Three months)				Impact of Adopting ASC 606 (Six months)
(amount in thousands)	As Reported	Adjustment		Balance without ASC 606 Adoption	As Reported	Adjustment		Balance without ASC 606 Adoption
Revenues	$403,080	$(3,179	)(1)	$399,901	$780,257	$(3,459	)(1)	$776,798
Cost of revenues	$(357,516)	$2,791	(2)	$(354,725)	$(694,417)	$3,040	(2)	$(691,377)

Gross profit	$45,564	$(388	)(3)	$45,176	$85,840	$(419	)(3)	$85,421

Net income	$31,513	$(388	)(3)	$31,125	$59,363	$(419	)(3)	$58,944
Earnings per share
Basic	$0.86	$(0.02)		$(0.84)	$1.62	$(0.02)		$1.60

Diluted	$0.84	$(0.01)		$(0.83)	$1.59	$(0.01)		$1.58

(1)	Adjustment relates to certain manufacturing contracts with vendor-managed inventory arrangements for which revenue was recognized at shipping.
(2)	Adjustment relates to costs associated with revenue recognized.
(3)	Adjustment relates to net impact on net income upon adoption of ASC 606.

Condensed Consolidated Balance Sheets

As of December 28, 2018

	Impact of Adopting ASC 606
(amount in thousands)	As Reported	Adjustments		Balance without ASC 606 Adoption
Assets
Contract assets	$13,336	$(13,336	)(1)	$—
Inventory, net	$277,893	$11,712	(2)	$289,605
Liabilities and Shareholders’ Equity
Retained earnings	$692,991	$(1,624	)(3)	$691,367

(1)	Majority of adjustment relates to certain manufacturing contracts with vendor-managed inventory arrangements for which revenue was recognized on shipment.
(2)	Adjustment relates to reduction of finished goods inventory for vendor-managed inventory.
(3)	Adjustment relates to cumulative effect adjustment upon adoption of ASC 606.

Revenue by Geographic Area:

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

(amount in thousands)	Three Months Ended December 28, 2018	As a % of Total Revenues	Six Months Ended December 28, 2018	As a % of Total Revenues
North America	$182,698	45.3%	$362,524	46.5%
Asia-Pacific	166,711	41.4	318,658	40.8
Europe	53,671	13.3	99,075	12.7

	$403,080	100.0%	$780,257	100.0%

The following table sets forth revenues by end market.

(amount in thousands)	Three Months Ended December 28, 2018	As a % of Total Revenues	Six Months Ended December 28, 2018	As a % of Total Revenues
Optical communications	$305,547	75.8%	$586,315	75.1%
Lasers, sensors and other	97,533	24.2	193,942	24.9

	$403,080	100.0%	$780,257	100.0%

4.	Earnings per ordinary share

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

	Three Months Ended		Six Months Ended
(amount in thousands except per share amounts)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Net income attributable to shareholders	$31,513	$19,313	$59,363	$40,346

Weighted-average number of ordinary shares outstanding (thousands of shares)	36,841	37,477	36,733	37,462
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	630	679	572	698

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,471	38,156	37,305	38,160

Basic earnings per ordinary share	$0.86	$0.52	$1.62	$1.08
Diluted earnings per ordinary share	$0.84	$0.51	$1.59	$1.06
Outstanding performance share units excluded in the computation of diluted earnings per ordinary share (thousands of shares) (1)	401	284	401	284

(1)

Outstanding performance share units were not included in the computation of diluted earnings per ordinary shares because they are not expected to vest based on the Company’s current assessment of the related performance obligations.

As of December 28, 2018 and December 29, 2017, there were no anti-dilutive share options.

5.	Cash, cash equivalents and short-term investments

The Company’s cash, cash equivalents, and short-term investments can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of December 28, 2018
Cash	$170,802	$—	$170,802	$—	$—
Cash equivalents	60,194	—	60,194	—	—
Certificates of deposit	21,000	—	—	—	21,000
Corporate bonds and commercial papers	104,970	(518)	—	104,452	—
U.S. agency and U.S. treasury securities	25,275	(209)	—	25,066	—
Sovereign and municipal securities	1,004	(14)	—	990	—

Total	$383,245	$(741)	$230,996	$130,508	$21,000

As of June 29, 2018
Cash	$146,778	$—	$146,778	$—	$—
Cash equivalents	11,324	—	11,324	—	—
Certificates of deposit	—	—	—	—	—
Corporate bonds and commercial papers	128,441	(736)	—	127,705	—
U.S. agency and U.S. treasury securities	43,734	(324)	—	43,410	—
Sovereign and municipal securities	3,185	(31)	—	3,154	—

Total	$333,462	$(1,091)	$158,102	$174,269	$—

All highly liquid investments with original maturities of three months or less at the date of purchase are classified as cash equivalents. Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the designations at each balance sheet date. The Company may sell certain of its short-term investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s short-term investments generally range from three months to three years. The Company’s investments in marketable securities consist of investments in U.S. Treasuries and fixed income securities and have been classified and accounted for as available-for-sale.

The following table summarizes the cost and estimated fair value of marketable securities classified as available-for-sale securities based on stated effective maturities as of December 28, 2018:

(amount in thousands)	Carrying Cost	Fair Value
Due within one year	$22,935	$22,923
Due between one to three years	108,314	107,585

Total	$131,249	$130,508

During the six months ended December 28, 2018, the Company recognized a realized gain of $0.3 million from sales and maturities of available-for-sale securities.

As of December 28, 2018, the Company considered the declines in market value of its marketable securities investment portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the six months ended December 28, 2018.

As of December 28, 2018, cash, cash equivalents, and marketable securities included bank deposits of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement (as defined in Note 11) and comply with covenants. Under the terms and conditions of the Facility Agreement, the Company shall maintain cash, cash equivalents and/or marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits, and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. As discussed in Note 11, the Company must comply with this covenant from and after the effective date of the Facility Agreement.

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

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of December 28, 2018
Assets
Cash equivalents	$—	$60,194		$—	$60,194
Certificates of deposit	—	21,000		—	21,000
Corporate bonds and commercial papers	—	104,452		—	104,452
U.S. agency and U.S. treasury securities	—	25,066		—	25,066
Sovereign and municipal securities	—	990		—	990
Derivative assets	—	—		—	—

Total	$—	$211,702		$—	$211,702

Liabilities
Derivative liabilities	$—	$855	(1)	$—	$855

Total	$—	$855		$—	$855

As of June 29, 2018
Assets
Cash equivalents	$—	$11,324		$—	$11,324
Certificates of deposit	—	—		—	—
Corporate bonds and commercial papers	—	127,705		—	127,705
U.S. agency and U.S. treasury securities	—	43,410		—	43,410
Sovereign and municipal securities	—	3,154		—	3,154
Derivative assets	—	—		—	—

Total	$—	$185,593		$—	$185,593

Liabilities
Derivative liabilities	$—	$1,745	(2)	$—	$1,745

Total	$—	$1,745		—	$1,745

(1)

Foreign currency forward contracts with a notional amount of $8.0 million and Canadian dollars of $0.4 million. Foreign currency option contracts with a notional amount of $15.0 million. Interest rate swap agreement with notional amount of $64.2 million subject to the Amortization Schedule.

(2)	Foreign currency forward contracts with a notional amount of $7.0 million and Canadian dollars 0.4 million. Foreign currency option contracts with a notional amount of $30.0 million.

Derivative Financial Instruments

As a result of foreign currency rate fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency denominated assets and liabilities are changed. The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency denominated assets and liabilities and other foreign currency transactions. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard. As of December 28, 2018, the Company recognized the fair value of foreign currency forward contracts and foreign currency option contracts of $7.0 thousand and fair value of interest rate swap of $0.8 million as derivative liabilities in the condensed consolidated balance sheets under other current liabilities. As of June 29, 2018, the Company recognized the fair value of foreign currency forward contracts and foreign currency option contracts of $1.7 million as derivative liabilities in the consolidated balance sheets under other current liabilities.

As of December 28, 2018 and June 29, 2018, the Company had no foreign currency forward contracts designated as cash flow hedges.

On July 25, 2018, the Company entered into an interest rate swap agreement (the “Swap Agreement”), which the Company did not designate as hedging instruments. The Swap Agreement was used to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. The Swap Agreement effectively has a notional amount of $64.2 million and it effectively converts the floating interest rate of the term loans under the Facility Agreement to the fixed interest rate of 2.86% per annum through maturity in June 2023. The swap transactions are due and settled monthly. During the six months ended December 28, 2018, the Company included a net loss of $1.0 million from the settlement of the Swap Agreement as interest expense in the condensed consolidated statements of operations and comprehensive income.

As of December 28, 2018, the Company had four outstanding foreign currency forward contracts with a notional amount of $8.0 million, three outstanding U.S. dollars foreign currency option contracts with a notional amount of $15.0 million and one outstanding Canadian dollars forward contract with notional amount of $0.4 million with maturity dates from January through April 2019. These foreign currency forward contracts and option contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollars. During the six months ended December 28, 2018, the Company included unrealized loss of $9.7 thousand from changes in the fair value of foreign currency contracts in earnings as foreign exchange loss, net in the condensed consolidated statements of operations and comprehensive income.

As of December 29, 2017, the Company had 17 outstanding foreign currency forward contracts with an aggregate notional amount of $31.5 million and Canadian dollars 0.3 million, maturing during January to March 2018. These foreign currency forward contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollar. During the six months ended December 29, 2017, the Company included an unrealized loss of $0.1 million from changes in the fair value of foreign currency contracts in earnings as foreign exchange loss, net in the condensed consolidated statements of operations and comprehensive income.

7.	Trade accounts receivable, net

(amount in thousands)	As of December 28, 2018	As of June 29, 2018
Trade accounts receivable	$261,579	$246,972
Less: allowance for doubtful account	(60)	(60)

Trade accounts receivable, net	$261,519	$246,912

8.	Inventory

(amount in thousands)	As of December 28, 2018	As of June 29, 2018
Raw materials	$110,927	$100,241
Work in progress	139,333	121,797
Finished goods	18,661	20,690
Goods in transit	11,559	17,516

	280,480	260,244
Less: Inventory obsolescence	(2,587)	(2,557)

Inventory, net	$277,893	$257,687

9.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of December 28, 2018
Software	$6,380	$(4,585)	$—	$1,795
Customer relationships	4,373	(1,766)	(124)	2,483
Backlog	119	(114)	—	5

Total intangibles	$10,872	$(6,465)	$(124)	$4,283

As of June 29, 2018
Software	$6,269	$(4,324)	$—	$1,945
Customer relationships	4,373	(1,413)	(42)	2,918
Backlog	119	(101)	(1)	17

Total intangibles	$10,761	$(5,838)	$(43)	$4,880

The Company recorded amortization expense relating to intangibles of $0.3 million and $0.4 million for the three months ended December 28, 2018 and December 29, 2017, respectively, and $0.6 million and $0.7 million for the six months ended December 28, 2018 and December 29, 2017, respectively.

The weighted-average remaining life of customer relationships and backlog are:

(years)	As of December 28, 2018	As of June 29, 2018
Customer relationships	5.8	6.1
Backlog	0.5	0.9

Based on the carrying amount of intangibles as of December 28, 2018, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousands)
2019 (remaining six months)	$696
2020	1,080
2021	936
2022	705
2023	443
Thereafter	423

Total	$4,283

10.	Goodwill

The changes in the carrying amount of goodwill from the acquisition of Fabrinet UK were as follows:

(amount in thousands)	Goodwill
Balance as of June 29, 2018	$3,828
Foreign currency translation adjustment	(130)

Balance as of December 28, 2018	$3,698

Balance as of June 30, 2017	$3,806
Foreign currency translation adjustment	22

Balance as of June 29, 2018	$3,828

Goodwill is not deductible for tax purposes. Goodwill is reviewed annually for impairment or more frequently whenever changes or circumstances indicate the carrying amount of goodwill may not be recoverable.

11.	Borrowings

The Company’s total borrowings, including short-term and long-term borrowings, consisted of the following:

Rate (1)	Conditions	Maturity	As of December 28, 2018	As of June 29, 2018
Short-term borrowings:
Current portion of long-term borrowing			$3,250	$3,250

Long-term borrowings:
Term loan borrowing:
LIBOR +1.50% per annum	Repayable in quarterly installments	June 2023	$63,375	$64,188

			63,375	64,188
Less: Current portion			(3,250)	(3,250)

Non-current portion of long-term borrowings			$60,125	$60,938

(1)	LIBOR is London Interbank Offered Rate.

The movements of long-term borrowings for the six months ended December 28, 2018 and December 29, 2017 were as follows:

	Six Months Ended
(amount in thousands)	December 28, 2018	December 29, 2017
Opening balance	$64,188	$36,400
Repayments during the period	(813)	(6,800)

Closing balance	$63,375	$29,600

As of December 28, 2018, future maturities of long-term borrowings during each fiscal year were as follows:

(amount in thousands)
2019 (remaining six months)	$2,438
2020	3,250
2021	3,250
2022	3,250
2023	51,187

Total	$63,375

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

On June 4, 2018, the Company entered into the Fifth Amendment to the Facility Agreement to (i) reduce the revolving commitments thereunder from $150.0 million to $25.0 million, (ii) extend the termination date of the revolving commitments from May 22, 2019 to June 4, 2023, (iii) refinance the then-existing term loan and revolving loans under the Facility Agreement into a $65.0 million term loan and (iv) reduce the applicable interest rate margins and commitment fees. Term loans must be repaid in quarterly installments, beginning on June 30, 2018, with the remaining outstanding principal and accrued and unpaid interest being due and payable on June 4, 2023. After giving effect to the amendment, $65.0 million aggregate principal amount of term loans and no revolving loans were outstanding under the Facility Agreement as of June 28, 2018. In addition, the Fifth Amendment to the Facility Agreement contains an accordion feature permitting the Company to request an increase in the revolving loan facility to provide up to an aggregate of $200.0 million in additional commitments, subject to customary terms and conditions, and provided that no default or event of default exists at the time of such request. The Fifth Amendment is considered debt extinguishment of which the Company recognized interest expenses of $0.1 million from remaining unamortized debt issuance costs in consolidated statements of operations and comprehensive income. As of December 28, 2018 and June 29, 2018, $63.4 million and $64.2 million aggregate principal amount of term loans and no revolving loans were outstanding under the Facility Agreement.

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

Moreover, the Fifth Amendment of Facility Agreement amends customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (1) a minimum tangible net worth of not less than $338.0 million plus 50% of quarterly net income after June 30, 2018, exclusive of quarterly losses; (2) a minimum debt service coverage ratio of not less than 1.50:1.00; (3) a maximum total leverage ratio of not more than 2.50:1.00; and (4) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of December 28, 2018, the Company was in compliance with all covenants under the Facility Agreement.

Fabrinet intends to use the proceeds of the credit line to finance its future expansion in the United States and Thailand, and for general corporate purposes including mergers and acquisitions of complementary manufacturing businesses or technology, although Fabrinet has no current commitments with respect to any such acquisitions.

On July 25, 2018, the Company entered into the Swap Agreement, which the Company did not designate as a hedging instrument. The Swap Agreement was used to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. The terms of the Swap Agreement effectively convert the floating interest rate of the term loans under the Facility Agreement to the fixed interest rate of 2.86% per annum through maturity in June 2023. The swap transactions are due and settled monthly.

Undrawn available credit facilities classified by availability period of future borrowing as of December 28, 2018 and June 29, 2018 were as follows:

(amount in thousands)	December 28, 2018	June 29, 2018
Expiring within one year	$—	$—
Expiring beyond one year	$25,000	$25,000

12.	Income taxes

As of December 28, 2018 and June 29, 2018, the liability for uncertain tax positions including accrued interest and penalties was $1.8 million and $2.3 million, respectively.

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

The effective tax rate for the Company for the three months ended December 28, 2018 and December 29, 2017 was 4.2% and 6.3%, respectively, of net income. The decrease was primarily due to the fact that the Company had higher income from no tax jurisdiction during the second quarter of fiscal year 2019 as compared to the same period in fiscal year 2018.

The effective tax rates for the Company for the six months ended December 28, 2018 and December 29, 2017 were 5.1% and 6.3%, respectively, of net income. The decrease was primarily due to the fact that the Company had higher income from no tax jurisdiction during the six months ended December 28, 2018, compared with the six months ended December 29, 2017.

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

The effect of recording share-based compensation expense for the three and six months ended December 28, 2018 and December 29, 2017 was as follows:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Share-based compensation expense by type of award:
Restricted share units	3,344	4,586	8,029	9,433
Performance share units	625	872	920	2,945

Total share-based compensation expense	3,969	5,458	8,949	12,378
Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$3,969	$5,458	$8,949	$12,378

Share-based compensation expense was recorded in the condensed consolidated statements of operations and comprehensive income as follows:

	Three Months ended		Six Months Ended
(amount in thousands)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Cost of revenue	$1,300	$1,812	$3,147	$3,713
Selling, general and administrative expense	2,669	3,646	5,802	8,665

Total share-based compensation expense	$3,969	$5,458	$8,949	$12,378

The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and six months ended December 28, 2018 and December 29, 2017.

Share-based award activity

Fabrinet maintains the following equity incentive plans: the Amended and Restated 2010 Performance Incentive Plan (the “2010 Plan”) and the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”). The 2010 Plan and the 2017 Inducement Plan are collectively referred to as the “Share Option Plans.”

On December 14, 2017, Fabrinet’s shareholders approved amendments to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan by 2,100,000 shares. As of December 28, 2018, there were an aggregate of 917,199 restricted share units outstanding and 455,358 performance share units outstanding under the 2010 Plan. As of December 28, 2018, there were 1,918,441 ordinary shares available for future grant under the 2010 Plan.

On November 2, 2017, Fabrinet adopted the 2017 Inducement Plan with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new key employee. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the rules of the New York Stock Exchange. As of December 28, 2018, there were an aggregate of 48,653 restricted share units outstanding and 97,306 performance share units outstanding under the 2017 Inducement Plan. As of December 28, 2018, there were 14,041 ordinary shares available for future grant under the 2017 Inducement Plan.

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

The following summarizes share option activity:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 29, 2018	2,900	2,900	$15.16
Granted	—		—	—
Exercised	—		—
Forfeited	—		—
Expired	(2,900)		$15.16

Balance as of December 28, 2018	—	—	—

Balance as of June 30, 2017	96,688	96,688	$15.70
Granted	—		—	—
Exercised	(62,631)		$15.80
Forfeited	—		—
Expired	—		—

Balance as of December 29, 2017	34,057	34,057	$15.52

As of December 28, 2018, there was no unrecognized compensation cost under the Share Option Plans.

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

The following table summarizes restricted share unit activity under the 2010 Plan and the 2017 Inducement Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 29, 2018	1,073,580	$35.19
Granted	305,836	$48.33
Issued	(393,142)	$34.40
Forfeited	(69,075)	$38.53

Balance as of December 28, 2018	917,199	$39.65

Balance as of June 30, 2017	1,058,605	$31.59
Granted	430,948	$37.12
Issued	(285,902)	$27.00
Forfeited	(39,657)	$35.97

Balance as of December 29, 2017	1,163,994	$34.62

The following table summarizes performance share unit activity under the 2010 Plan and the 2017 Inducement Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 29, 2018	605,892	$38.41
Granted	201,994	$48.02
Issued	(227,268)	$40.48
Forfeited	(27,954)	$39.35

Balance as of December 28, 2018	552,664	$41.02

Balance as of June 30, 2017	227,268	$40.48
Granted	378,624	$37.16
Issued	—	—
Forfeited	—	—

Balance as of December 29, 2017	605,892	$38.41

As of December 28, 2018, there was $17.6 million and $3.4 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the 2010 Plan and the 2017 Inducement Plan that is expected to be recorded over a weighted-average period of 2.70 years and 1.65 years, respectively.

For the six months ended December 28, 2018 and December 29, 2017, the Company withheld an aggregate of 205,984 shares and 91,728 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the six months ended December 28, 2018 and December 29, 2017, the Company then remitted cash of $9.1 million and $3.7 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

14.	Shareholders’ equity

Share capital

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the three months ended December 28, 2018, Fabrinet issued 19,278 ordinary shares upon the vesting of restricted share units, net of shares withheld.

For the six months ended December 28, 2018, Fabrinet issued 414,426 ordinary shares upon the vesting of restricted share units, net of shares withheld.

All such issued shares are fully paid.

Treasury stock

In August 2017, the Company’s board of directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, the Company’s board of directors approved a $30.0 million increase to the share repurchase authorization. During the three and six months ended December 28, 2018, no shares were repurchased under the program. As of December 28, 2018, the Company had a remaining authorization to purchase up to an additional $17.6 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

15.	Accumulated other comprehensive income (loss)

The changes in AOCI for the six months ended December 28, 2018 were as follows:

(amount in thousands)	Unrealized net (Losses) Gains on Available-for- sale securities	Unrealized net (Losses) Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Total
Balance as of June 29, 2018	$(1,091)	$33	$(199)	$(1,257)
Other comprehensive income before reclassification adjustment	1,947	—	(705)	1,242
Amounts reclassified out of AOCI to foreign exchange loss in the condensed consolidated statements of operations and comprehensive income	(1,061)	(1)	—	(1,062)
Tax effects	—	—	—	—

Other comprehensive income (loss)	$886	$(1)	$(705)	$180

Balance as of December 28, 2018	$(205)	$32	$(904)	$(1,077)

Balance as of June 30, 2017	$(72)	$34	$(310)	$(348)
Other comprehensive income before reclassification adjustment	(75)	—	569	494
Amounts reclassified out of AOCI to foreign exchange loss in the condensed consolidated statements of operations and comprehensive income	(357)	(1)	—	(358)
Tax effects	—	—	—	—

Other comprehensive (loss) income	$(432)	$(1)	$569	$136

Balance as of December 29, 2017	$(504)	$33	$259	$(212)

16.	Commitments and contingencies

Bank guarantees

As of December 28, 2018 and June 29, 2018, there were outstanding bank guarantees given by a bank on behalf of our subsidiary in Thailand for electricity usage and other normal business amounting to $1.5 million.

Operating lease commitments

The Company leases a portion of its capital equipment, vehicles, and certain land and buildings for its facilities in Thailand, Cayman Islands, China, the United States and the United Kingdom under operating lease arrangements that expire in various years through 2023. Rental expense under these operating leases amounted to $0.9 million and $0.9 million for the six months ended December 28, 2018 and December 29, 2017, respectively.

As of December 28, 2018, the future minimum lease payments due under non-cancelable operating leases during each fiscal year were as follows:

(amount in thousands)
2019 (remaining six months)	$905
2020	1,724
2021	1,322
2022	1,194
2023	1,168
Thereafter	225

Total minimum operating lease payments	$6,538

Capital lease commitments

In connection with the acquisition of Fabrinet UK, the Company assumed the capital lease commitments of several machines and equipment, with various expiration dates until September 2020. The equipment can be purchased at the determined prices upon expiration of such contracts.

As of December 28, 2018, the future minimum lease payments due under non-cancelable capital leases during each fiscal year were as follows:

(amount in thousands)
2019 (remaining six months)	$212
2020	397
2021	102

Total minimum capital lease payments	$711

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

As of December 28, 2018, the Company had an outstanding commitment to third parties of $4.6 million.

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

17.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of December 28, 2018, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
North America	$182,698	$152,167	$362,524	$309,158
Asia-Pacific	166,711	130,354	318,658	273,217
Europe	53,671	54,551	99,075	112,010

	$403,080	$337,072	$780,257	$694,385

As of December 28, 2018 and December 29, 2017, the Company had approximately $32.3 million and $34.4 million, respectively, of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific and Europe.

Significant customers

The Company had a customer and two customers that contributed to 10% or more of its total trade accounts receivable as of December 28, 2018 and June 29, 2018.

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

•

our expectation that the portion of our future revenues attributable to customers in regions outside of North America will be in line with the portion of those revenues for the six months ended December 28, 2018;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2019 selling, general and administrative (“SG&A”) expenses will decrease as a percentage of revenue compared to fiscal year 2018 SG&A expenses;

•	our expectation that our employee costs will increase in Thailand and the People’s Republic of China (“PRC”);

•	our intent to apply for, and our expectation that we will be granted, a renewal of our 20-years period Cayman Islands tax exemption;

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	our plans to execute acquisitions;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.

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

The percentage of our revenues generated from a bill-to location outside of North America decreased slightly from 54.9% in the three months ended December 29, 2017 to 54.7% in the three months ended December 28, 2018, and decreased from 55.5% in the six months ended December 29, 2017 to 53.5% in the six months ended December 28, 2018, primarily because the increase in sales to our customers in North America was higher than the increase in sales to our customers outside of North America. Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America will be in line with the portion of revenues attributable to such customers during the six months ended December 28, 2018.

The following table presents percentages of total revenues by geographic regions:

	Three Months Ended		Six Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
North America	45.3%	45.1%	46.5%	44.5%
Asia-Pacific	41.4	38.7	40.8	39.3
Europe	13.3	16.2	12.7	16.2

	100.0%	100.0%	100.0%	100.0%

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

In addition, during the six months ended December 28, 2018, $1.4 million share-based compensation expenses recorded in fiscal year 2018 for the remaining portion of performance share units granted to our executives were reversed due to the unlikelihood that the performance targets would be achieved.

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

In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative instruments. We may enter into exchange currency forward or put option contracts to manage foreign currency exposures associated with certain assets and liabilities and other forecasted foreign currency transactions and may designate these instruments as hedging instruments. The forward and put option contracts generally have maturities of up to 12 months. All foreign currency exchange contracts are recognized in the condensed consolidated balance sheets at fair value. Gain or loss on our forward and put option contracts generally offset the assets, liabilities, and transactions economically hedged.

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of December 28, 2018			As of June 29, 2018
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	1,495,411	$46,084	84.3	980,778	$29,568	60.7
RMB	26,427	3,850	7.0	18,455	2,789	5.7
GBP	3,769	4,770	8.7	12,514	16,392	33.6

Total		$54,704	100.0		$48,749	100.0

Liabilities
Thai baht	1,840,234	$56,710	87.7	1,401,473	$42,251	84.5
RMB	31,130	4,535	7.0	19,893	3,007	6.0
GBP	2,729	3,454	5.3	3,615	4,735	9.5

Total		$64,699	100.0		$49,993	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of December 28, 2018 there were $8.0 million of foreign currency forward contracts and $15.0 million of foreign currency option contracts outstanding on the Thai baht payables. As of June 29, 2018, there were $7.0 million in foreign currency forward contracts and $30.0 million of foreign currency option contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of December 28, 2018 and June 29, 2018, we did not have any derivative contracts denominated in RMB.

The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of December 28, 2018 and June 29, 2018, we did not have any derivative contracts denominated in GBP.

For the six months ended December 28, 2018 and December 29, 2017, we recorded loss of $7.0 thousand and $0.1 million, respectively, related to derivatives that are not designated as hedging instruments in the condensed consolidated statements of operations and comprehensive income.

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

Income Tax

Our effective tax rate is a function of the mix of tax rates in the various jurisdictions in which we do business. We are domiciled in the Cayman Islands. Under the current laws of the Cayman Islands, we are not subject to tax in the Cayman Islands on income or capital gains. We have received this undertaking for a 20-year period expiring August 24, 2019. The earliest we can apply for a renewal with the office of the Clerk of the Cabinet is three months prior to the expiration date. Therefore, we intend to request a renewal with the office of the Clerk of the Cabinet for another 20 years in May 2019, which we believe is likely to be granted.

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

The Tax Cuts and Jobs Act, or the Tax Reform Act, was enacted on December 22, 2017 and provides for significant changes to U.S. tax law. Among other provisions, the Tax Reform Act reduces the U.S. corporate income tax rate to 21% effective in 2018. The Tax Reform Act also contains a number of provisions that may impact us in future years. Since the Tax Reform Act was recently finalized and ongoing guidance and accounting interpretation is expected over the next twelve months, we have made certain provisional accounting estimates, as permitted under Staff Accounting Bulletin No. 118. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Reform Act will be applied or otherwise administered that is different from our interpretation. At December 28, 2018, we have completed our accounting for all of the enactment-date income tax effects of the Act and concluded that the impact to us is immaterial.

Critical Accounting Policies and Use of Estimates

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities on the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The evaluation results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our condensed consolidated financial statements, as their application places the most significant demands on our management’s judgment.

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 29, 2018. The adoption of new accounting policies and the accounting standards are disclosed in Note 2 – Accounting policies to the condensed consolidated financial statements. There were no changes to our accounting policies other than the adoption of Revenue from Contracts with Customers (Topic 606), which created Accounting Standards Codification Topic 606 (“ASC 606”).

On June 30, 2018, we adopted ASC 606 using the modified retrospective method, which was applied to those contracts which were not completed as of June 29, 2018. The modified retrospective method requires us to recognize the cumulative effect of the adoption of ASC 606, for all contracts with customers, to the opening balance of equity at June 30, 2018. Accordingly, the comparative financial information as of June 29, 2018 has not been adjusted and continues to be reported under ASC 605, Revenue Recognition (“ASC 605”). Refer to Note 2 – Accounting policies and Note 3 – Revenues to the condensed consolidated financial statements for further details.

Results of Operations

The following table sets forth a summary of our condensed consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

(amount in thousands)	Three Months Ended		Six Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Revenues	$403,080	$337,072	$780,257	$694,385
Cost of revenues	(357,516)	(299,906)	(694,417)	(616,887)

Gross profit	45,564	37,166	85,840	77,498
Selling, general and administrative expenses	(12,727)	(13,157)	(27,164)	(28,835)
Expenses related to reduction in workforce	(319)	(1,776)	(404)	(1,776)

Operating income	32,518	22,233	58,272	46,887
Interest income	1,182	596	2,626	1,405
Interest expense	(1,616)	(826)	(2,250)	(1,679)
Foreign exchange (loss) gain, net	(421)	(1,348)	2,647	(3,282)
Other income	562	250	639	347

Income before income taxes	32,225	20,905	61,934	43,678
Income tax expense	(712)	(1,592)	(2,571)	(3,332)

Net income	31,513	19,313	59,363	40,346
Other comprehensive income (loss), net of tax	93	(418)	180	136

Net comprehensive income	$31,606	$18,895	$59,543	$40,482

The following table sets forth a summary of our condensed consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(88.7)	(89.0)	(89.0)	(88.8)

Gross profit	11.3	11.0	11.0	11.2
Selling, general and administrative expenses	(3.2)	(3.9)	(3.5)	(4.1)
Expenses related to reduction in workforce	(0.0)	(0.5)	(0.0)	(0.3)

Operating income	8.1	6.6	7.5	6.8
Interest income	0.3	0.2	0.3	0.2
Interest expense	(0.4)	(0.3)	(0.3)	(0.2)
Foreign exchange (loss) gain, net	(0.1)	(0.4)	0.3	(0.5)
Other income	0.1	0.1	0.1	0.0

Income before income taxes	8.0	6.2	7.9	6.3
Income tax expense	(0.2)	(0.5)	(0.3)	(0.5)

Net income	7.8	5.7	7.6	5.8
Other comprehensive income (loss), net of tax	0.0	(0.1)	0.0	0.1

Net comprehensive income	7.8%	5.6%	7.6%	5.9%

The following table sets forth our revenues by end market for the periods indicated.

(amount in thousands)	Three Months Ended		Six Months Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017
Optical communications	$305,547	$241,889	$586,315	$517,501
Lasers, sensors and other	97,533	95,183	193,942	176,884

Total	$403,080	$337,072	$780,257	$694,385

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three and Six Months Ended December 28, 2018 with Three and Six Months Ended December 29, 2017

Total revenues.

Our total revenues increased by $66.0 million, or 19.6%, to $403.1 million for the three months ended December 28, 2018, compared with $337.1 million for the three months ended December 29, 2017. This increase was primarily due to an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the three months ended December 28, 2018. Revenues from optical and non-optical communications products increased by $63.7 million and $2.3 million, or 26.3% and 2.5%, respectively, for the three months ended December 28, 2018.

Our total revenues increased by $85.9 million, or 12.4%, to $780.3 million for the six months ended December 28, 2018, compared with $694.4 million for the six months ended December 29, 2017. This increase was primarily due to an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the six months ended December 28, 2018. Revenues from optical and non-optical communications products increased by $68.8 million and $17.1million, or 13.3% and 9.6%, respectively, for the six months ended December 28, 2018.

Cost of revenues.

Our cost of revenues increased by $57.6 million, or 19.2%, to $357.5 million, or 88.7% of total revenues, for the three months ended December 28, 2018, compared with $299.9 million, or 89.0% of total revenues, for the three months ended December 29, 2017. This increase in cost of revenues was in line with the increase in sales volume.

Our cost of revenues increased by $77.5 million, or 12.6%, to $694.4 million, or 89.0% of total revenues, for the six months ended December 28, 2018, compared with $616.9 million, or 88.8% of total revenues, for the six months ended December 29, 2017. This increase in cost of revenues was in line with the increase in sales volume.

Gross profit.

Our gross profit increased by $8.4 million, or 22.6%, to $45.6 million, or 11.3% of total revenues, for the three months ended December 28, 2018, compared with $37.2 million, or 11.0% of total revenues, for the three months ended December 29, 2017. The increase was primarily due to an increase in revenue and effective cost controls.

Our gross profit increased by $8.3 million, or 10.8%, to $85.8 million, or 11.0% of total revenues, for the six months ended December 28, 2018, compared with $77.5 million, or 11.2% of total revenues, for the six months ended December 29, 2017. The increase was primarily due to an increase in revenues.

SG&A expenses.

Our SG&A expenses decreased by $0.4 million, or 3.3%, to $12.7 million, or 3.2% of total revenues, for the three months ended December 28, 2018, compared with $13.1 million, or 3.9% of total revenues, for the three months ended December 29, 2017. The decrease was primarily due to (1) a decrease of executive and management expenses of $0.5 million relating to the Executive Chairman who stepped down at the end of June 2018; and (2) a decrease of share-based compensation expenses of $0.9 million including $0.7 million from a reduction in restricted share-based compensation expenses and $0.2 million from reversal of performance share, partially offset by (1) an increase of severance liabilities of $0.4 million; and (2) an increase of public company costs and other expenses of $0.7 million.

Our SG&A expenses decreased by $1.6 million, or 5.8%, to $27.2 million, or 3.5% of total revenues, for the six months ended December 28, 2018, compared with $28.8 million, or 4.1% of total revenues, for the six months ended December 29, 2017. The decrease was primarily due to (1) a decrease of share-based compensation expenses of $2.8 million including $0.8 million from a reduction in restricted share-based compensation expenses and $2.0 million from the reversal of performance share units; (2) a decrease of sale and marketing expenses of $0.1 million, partially offset by (1) an increase of severance liabilities of $0.5 million; (2) an increase of consulting expenses related to executive search of $0.6 million; and (3) an increase of expenses related to new subsidiary in Israel of $0.3 million.

Operating income.

Our operating income increased by $10.3 million to $32.5 million, or 8.1% of total revenues, for the three months ended December 28, 2018, compared with $22.2 million, or 6.6% of total revenues, for the three months ended December 29, 2017. The increase was primarily due to an increase in gross profit and a decrease of SG&A expenses.

Our operating income increased by $11.4 million to $58.3 million, or 7.5% of total revenues, for the six months ended December 28, 2018, compared with $46.9 million, or 6.8% of total revenues, for the six months ended December 29, 2017. The increase was primarily due to a decrease of SG&A expenses.

Interest income.

Our interest income increased by $0.6 million, or 98.3%, to $1.2 million, or 0.3% of total revenues, for the three months ended December 28, 2018, compared with $0.6 million, or 0.2% of total revenues, for the three months ended December 29, 2017. The increase was primarily due to the higher weighted average interest rate compared to the same period in the last year and an increase in the average balance of our outstanding cash.

Our interest income increased by $1.2 million, or 86.9%, to $2.6 million, or 0.3% of total revenues, for the six months ended December 28, 2018, compared with $1.4 million, or 0.2% of total revenues, for the six months ended December 29, 2017. The increase was primarily due to the higher weighted average interest rate compared to the same period in the last year and an increase in the average balance of our outstanding cash.

Interest expense.

Our interest expense increased by $0.8 million to $1.6 million for the three months ended December 28, 2018, compared with $0.8 million for the three months ended December 29, 2017. The increase was due to the unrealized loss of $0.8 million for mark-to-market of interest rate swap related to our term loan.

Our interest expense increased by $0.6 million to $2.3 million for the six months ended December 28, 2018, compared with $1.7 million for the six months ended December 29, 2017. The increase was due to the unrealized loss of $0.8 million for mark-to-market of interest rate swap related to our term loan.

Foreign exchange gain (loss), net.

We recorded foreign exchange loss, net of $0.4 million for the three months ended December 28, 2018, compared with $1.3 million loss for the three months ended December 29, 2017. We recorded foreign exchange gain, net of $2.6 million for the six months ended December 28, 2018, compared with $3.3 million loss for the six months ended December 29, 2017.

Income before income taxes.

We recorded income before income taxes of $32.2 million and $61.9 million for the three and six months ended December 28, 2018, compared with $20.9 million and $43.7 million for the three and six months ended December 29, 2017, respectively.

Income tax expense.

Our provision for income tax reflects an effective tax rate of 4.2% and 6.3% for the three months ended December 28, 2018 and December 29, 2017, respectively. The decrease was primarily due to the fact that we had higher income from no tax jurisdiction during the second quarter of fiscal year 2019 as compared to the same period in fiscal year 2018.

Our provision for income tax reflects an effective tax rate of 5.1% and 6.3% for the six months ended December 28, 2018 and December 29, 2017, respectively. The decrease was primarily due to the fact that we had higher income from no tax jurisdiction during the six months ended December 28, 2018 as compared to the same period in fiscal year 2018.

Net income.

We recorded net income of $31.5 million, or 7.8% of total revenues, for the three months ended December 28, 2018, compared with $19.3 million, or 5.7% of total revenues, for the three months ended December 29, 2017. The increase was primarily due to (1) an increase of gross profit of $8.4 million due to increase of revenue and effective cost control; (2) net decrease of SG&A of $0.4 million; (3) a decrease of expenses related to reduction in workforce of $1.5 million; (4) net decrease of interest income and expense of $0.2 million; and (5) net decrease of foreign exchange loss of $0.9 million.

We recorded net income of $59.4 million, or 7.6% of total revenues, for the six months ended December 28, 2018, compared with $40.3 million, or 5.8% of total revenues, for the six months ended December 29, 2017. The increase was primarily due to (1) an increase of gross profit of $8.3 million due to increase of revenue; (2) net decrease of SG&A of $1.7 million; (3) a decrease of expenses related to reduction in workforce of $1.4 million; (4) net increase of interest income and expense of $0.7 million; and (5) net decrease of foreign exchange loss of $5.9 million.

Other comprehensive income.

We recorded other comprehensive income of $93 thousand, or 0.0% of total revenues, for the three months ended December 28, 2018, compared with other comprehensive (loss) of $(0.4) million, or (0.1)% of total revenues, for the three months ended December 29, 2017.

We recorded other comprehensive income of $0.2 million, or 0.0% of total revenues, for the six months ended December 28, 2018, compared with other comprehensive income of $0.1 million, or 0.1% of total revenues, for the six months ended December 29, 2017.

Liquidity and Capital Resources

Cash Flows and Working Capital

We primarily finance our operations through cash flow from operations. As of December 28, 2018 and December 29, 2017, we had cash, cash equivalents, and short-term investments of $382.5 million and $284.2 million, respectively, and outstanding debt of $63.4 million and $68.4 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents for the three and six months ended December 28, 2018 was 1.4% and 1.6% and for the three and six months ended December 29, 2017 was 1.0%.

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

During the six months ended December 28, 2018, we repaid a term loan of $0.8 million under our Facility Agreement; as a result, as of December 28, 2018, we had a long-term borrowing of $63.4 million under our Facility Agreement. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held investments in short-term marketable securities and certificates of deposit of $151.5 million as of December 28, 2018.

We believe that our current cash and cash equivalents, short-term investments, cash flow from operations, and funds available through our credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.

We also believe that our current manufacturing capacity is sufficient to meet our anticipated production requirements for at least the next few quarters.

The following table shows our cash flows for the periods indicated:

	Six Months Ended
(amount in thousands)	December 28, 2018	December 29, 2017
Net cash provided by operating activities	$69,298	$37,113
Net cash provided by (used in) investing activities	$13,141	$(20,639)
Net cash used in financing activities	$(13,649)	$(15,641)
Net increase in cash, cash equivalents and restricted cash	$68,790	$833

Operating Activities

Net cash provided by operating activities increased by $32.2 million, or 86.7%, to $69.3 million for the six months ended December 28, 2018, compared with net cash provided in operating activities of $37.1 million for the six months ended December 29, 2017. This increase was primarily due to (1) an increase of net income of $19.0 million; (2) a decrease of $62.9 million in payments to trade accounts payable due to better working capital management; and (3) an increase of income tax payable of $2.7 million. These increases were offset by (1) an increase of $20.1 million from trade accounts receivable and an increase of inventory of $27.9 million primarily due to an increase of revenues; and (3) an increase of contract assets of $3.5 million.

Investing Activities

Net cash provided by investing activities increased by $33.8 million, or 163.7%, to $13.1 million for the six months ended December 28, 2018, compared with net cash used in investing activities of $20.6 million for the six months ended December 29, 2017. This increase was primarily due to (1) net cash received from short-term investments of $21.7 million; and (2) a decrease of investments in property, plant and equipment of $11.7 million primarily due to no new major investments.

Financing Activities

Net cash used in financing activities decreased by $2.0 million, or 12.7%, to $13.6 million for the six months ended December 28, 2018, compared with net cash used by financing activities of $15.6 million for the six months ended December 29, 2017. This decrease was primarily due to (1) a decrease of $2.0 million in net payments of loans from bank; and (2) a decrease of $10.0 million in payments to repurchase of ordinary shares. These decreases were offset by (1) the release of restricted cash in connection with business acquisition of $3.5 million; (2) an increase in withholding tax related to net share settlement of restricted share units of $5.4 million; and (3) a decrease in cash received from issuance of ordinary shares under employee share option plans of $1.0 million.

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

Recent Accounting Pronouncements

See Note 2 of Notes to Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents, and short-term investments totaling $382.5 million and $332.4 million as of December 28, 2018 and June 29, 2018, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the six months ended December 28, 2018 and December 29, 2017, our interest income would have decreased by approximately $0.2 million and $0.1 million, respectively, assuming consistent investment levels.

We also have interest rate risk exposure in movements in interest rates associated with our interest-bearing liabilities. The interest-bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the six months ended December 28, 2018 and December 29, 2017, our interest expense would have increased by approximately $0.2 million and $0.3 million, respectively, assuming consistent borrowing levels.

We therefore entered into an interest rate swap agreement (the “Swap Agreement”) to manage this risk and increase the profile of the Company’s debt obligation. The terms of the Swap Agreement allow the Company to effectively convert the floating interest rate to a fixed interest rate. This locks the variable in interest expenses associated with our floating rate borrowings and results in fixed interest expenses which is unsusceptible to market rate increase. As we did not designate the Swap Agreement as a hedging instrument, the net position of gain or loss from the Swap Agreement is recognized as interest expense in the condensed consolidated statements of operations and comprehensive income.

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

As a consequence, our gross profit margins, operating results, profitability and cash flows are adversely impacted when the dollar depreciates relative to the Thai baht, RMB or GBP. We have a particularly significant currency rate exposure to changes in the exchange rate between the Thai baht and the U.S. dollar. We must translate foreign currency-denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our condensed consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar compared with such foreign currencies will affect our reported results of operations and the value of our assets and liabilities on our condensed consolidated balance sheets, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and shareholders’ equity.

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. We recorded unrealized loss of $9.7 thousand and unrealized gain of $0.1 million related to derivatives that are not designated as hedging instruments, for the six months ended December 28, 2018 and December 29, 2017, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $1.1 million and $0.9 million as of December 28, 2018 and June 29, 2018, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of December 28, 2018, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of December 28, 2018 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 28, 2018 other than those related to adoption of Contracts with Customers (Topic 606), which created Accounting Standards Codification Topic 606 (“ASC 606”) that we adopted on June 30, 2018. We implemented changes to our processes for revenue recognition and the control activities within them that included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

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

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During the three months ended December 28, 2018 and December 29, 2017, we had a customer that accounted for 19% and 17%, respectively, of our total revenues. During the six months ended December 28, 2018 and December 29, 2017, we had a customer that accounted for 18% and 15% of our total revenues. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.

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

Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. For example, in December 2018, Lumentum Holdings Inc. completed the acquisition of Oclaro, Inc., both of which are our customers. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers acquired the capacity to manufacture products in-house.

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

We provide manufacturing services to companies, and rely on suppliers, that have in the past and may in the future experience financial difficulty, particularly in light of uncertainty in the credit markets and the overall economy that affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. If our suppliers experience financial difficulty, we could have trouble sourcing materials necessary to fulfill production requirements and meet scheduled shipments. Any such financial difficulty could adversely affect our operating results and financial condition by resulting in a reduction in our revenues, a charge for inventory write-offs, a provision for doubtful accounts, and an increase in working capital requirements due to increases in days in inventory and in days in accounts receivable. For example, in July 2014, one of our customers filed for bankruptcy protection under the Local Trade Court in France; however, the potential losses from this particular customer did not have a significant effect on our consolidated financial statements, although that may not necessarily be the case were there to be a bankruptcy of a significant customer in the future.

Fluctuations in foreign currency exchange rates and changes in governmental policies regarding foreign currencies could increase our operating costs, which would adversely affect our operating results.

Volatility in the functional and non-functional currencies of our entities and the U.S. dollar could seriously harm our business, financial condition, and operating results. The primary impact of currency exchange fluctuations is on our cash, receivables, and payables of our operating entities. We may experience significant unexpected gains or losses from fluctuations in exchange rates. For example, in the three months ended December 28, 2018, we experienced a $0.4 million foreign exchange loss, which negatively affected our net income per share by $0.01.

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of December 28, 2018, the U.S. dollar had depreciated approximately 8.3% against the Thai baht since December 30, 2016. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of December 28, 2018, the U.S. dollar had appreciated approximately 4.7% against the RMB since December 30, 2016. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of December 28, 2018, the U.S. dollar had appreciated approximately 2.4% against the GBP since December 30, 2016. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill-to-location of customers outside of North America accounted for 54.7% and 54.9% of our total revenues for the three months ended December 28, 2018 and December 29, 2017, respectively. We expect that total revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

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

Thailand has a history of political unrest that includes the involvement of the military as an active participant in the ruling government. In recent years, political unrest in the country has sparked political demonstrations and, in some instances, violence. In May 2014, the Thai military took over the government in a coup, and it continues to rule the country today. It is unknown how long it will take for the current political situation to be resolved and for democracy to be restored, or what effects the current political situation may have on Thailand and the surrounding region. After several delays, however, the next general elections in Thailand presently are scheduled in late March 2019.

In October 2016, Thailand’s King Bhumibol Adulyadej died at the age of 88, and was succeeded by his son King Maha Vajiralongkorn. While this was a peaceful succession, any future succession crisis or political instability in the Kingdom of Thailand could prevent shipments from entering or leaving the country, disrupt our ability to manufacture products in Thailand, and force us to transfer our operations to more stable, and potentially more costly, regions.

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

Manufacturing yields depend on a number of factors, including the following:

•	the quality of input, materials and equipment;

•	the quality and feasibility of our customers’ design;

•	the repeatability and complexity of the manufacturing process;

•	the experience and quality of training of our manufacturing and engineering teams; and

•	the monitoring of the manufacturing environment.

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

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC, the United Kingdom and the United States. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Under the current laws of the Cayman Islands, we are not subject to tax in the Cayman Islands on income or capital gains. We have received this undertaking for a 20-year period expiring August 24, 2019. The earliest we can apply for a renewal with the office of the Clerk of the Cabinet is three months prior to the expiration date. Therefore, we intend to request a renewal with the office of the Clerk of the Cabinet for another 20 years in May 2019, which we believe is likely to be granted. In the event that the Cayman Islands does not renew our request for tax-free treatment, our financial condition and operating results would be harmed.

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

We anticipate that our current cash and cash equivalents, together with cash provided by operating activities and funds available through our working capital and credit facilities, will be sufficient to meet our current and anticipated needs for general corporate purposes for at least the next 12 months. However, we operate in a market that makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies.

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

We are subject to the risk of increased tariffs on products and goods that we purchase from off-shore sources (particularly Chinese sources) and that are directly or indirectly imported into the United States.

The U.S. Presidential Administration has recently imposed tariffs on a wide-range of products and goods manufactured in China that are directly or indirectly imported into the Unites States, and it has announced plans to impose additional tariffs on products and goods manufactured in China. In response, various countries and economic regions have announced plans or intentions to impose retaliatory tariffs on a wide-range of products they import from the United States. These newly imposed, announced and threatened U.S. tariffs and retaliatory tariffs could have the effect of increasing the cost of materials we use to manufacture certain products, which could result in lower margins. The tariffs could also result in disruptions to our supply chain, as suppliers struggle to fill orders from companies trying to purchase goods in bulk ahead of announced tariffs. Although we currently believe that the incremental costs to us of these tariffs will be immaterial, if the amount of these tariffs increases or it the tariffs apply to additional categories of components used in our manufacturing activities, and if we are unable to pass on the costs of tariffs to our customers, our operating results would be harmed.

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

We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of December 28, 2018 is primarily investments in a fixed income portfolio, including corporate bonds and commercial paper, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.

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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 28, 2018, we did not record any impairment charges associated with our investment portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 21, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, at such time and such prices as management may decide.    In February 2018, our board of directors approved an increase of $30.0 million to this share repurchase authorization, bringing the aggregate authorization to $60.0 million. The repurchased shares will be held as treasury stock. During the three months ended December 28, 2018, no shares were repurchased under this program. As of December 28, 2018, we had a remaining authorization to purchase up to an additional $17.6 million worth of our ordinary shares.

The following table summarizes share repurchase activity for the three months ended December 28, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
September 29, 2018 – October 26, 2018	—	$—	—	$17,598,987
October 27, 2018 – November 23, 2018	—	$—	—	$17,598,987
November 24, 2018 – December 28, 2018	—	$—	—	$17,598,987

Total	—	$—	—	$17,598,987

ITEMS 3 and 4 are not applicable and have been omitted.

ITEM 5. OTHER INFORMATION

On November 5, 2018, we issued a press release regarding our financial results for the fiscal quarter ended September 28, 2018. A copy of that press release is furnished herewith as Exhibit 99.1 pursuant to Item 2.02 of Form 8-K. On November 5, 2018, we also held our financial results conference call for the fiscal quarter ended September 28, 2018. A copy of the script for that conference call is furnished herewith as Exhibit 99.2, and a recorded version of the conference is available on our website. This information under this Item 5 and Exhibits 99.1 and 99.2 shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall they be deemed incorporated by reference in any filing under the Securities Act.

ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release dated November 5, 2018

99.2	November 5, 2018 Financial Results Conference Call Script

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 5, 2019.

FABRINET

By:	/s/ TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)