Form 10-Q
period 2019-03-29
Fabrinet
filed 2019-05-07
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 29, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.01 par value	FN	New York Stock Exchange

As of April 26, 2019, the registrant had 36,833,298 ordinary shares, $0.01 par value, outstanding.

FABRINET

FORM 10-Q

QUARTER ENDED MARCH 29, 2019

Page No.
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of March 29, 2019 (unaudited) and June 29, 2018	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended March 29, 2019 and March 30, 2018 (unaudited)	4

Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended March 29, 2019 and March 30, 2018 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended March 29, 2019 and March 30, 2018 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	44

PART II. OTHER INFORMATION	45

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 6. Exhibits	61

Signature	62

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FABRINET

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data)	March 29, 2019	June 29, 2018
Assets
Current assets
Cash and cash equivalents	$166,407	$158,102
Restricted cash in connection with business acquisition	—	3,331
Short-term investments	242,484	174,269
Trade accounts receivable, net	265,110	246,912
Contract assets	10,543	—
Inventory, net	285,431	257,687
Prepaid expenses	12,299	8,061
Other current assets	5,236	5,948

Total current assets	987,510	854,310

Non-current assets
Property, plant and equipment, net	209,084	219,640
Intangibles, net	4,112	4,880
Goodwill	3,823	3,828
Deferred tax assets	5,734	5,280
Other non-current assets	354	80

Total non-current assets	223,107	233,708

Total Assets	$1,210,617	$1,088,018

Liabilities and Shareholders’ Equity
Current liabilities
Bank borrowings	$3,250	$3,250
Trade accounts payable	256,282	220,159
Capital lease liability, current portion	417	451
Income tax payable	2,651	709
Deferred liability in connection with business acquisition	—	3,331
Accrued payroll, bonus and related expenses	17,900	13,476
Accrued expenses	8,772	9,013
Other payables	16,370	19,728

Total current liabilities	305,642	270,117

Non-current liabilities
Long-term loan from bank	58,500	60,938
Deferred tax liability	3,177	2,284
Capital lease liability, non-current portion	209	516
Severance liabilities	11,837	10,162
Other non-current liabilities	2,364	3,062

Total non-current liabilities	76,087	76,962

Total Liabilities	381,729	347,079

Commitments and contingencies (Note 16)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of March 29, 2019 and June 29, 2018)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 38,216,231 shares and 37,723,733 shares issued; and 36,827,128 shares and 36,434,630 shares outstanding as of March 29, 2019 and June 29, 2018, respectively)	382	377
Additional paid-in capital	154,738	151,797
Less: Treasury shares (1,389,103 shares and 1,289,103 shares as of March 29, 2019 and June 29, 2018, respectively)	(47,779)	(42,401)
Accumulated other comprehensive loss	(79)	(1,257)
Retained earnings	721,626	632,423

Total Shareholders’ Equity	828,888	740,939

Total Liabilities and Shareholders’ Equity	$1,210,617	$1,088,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

FABRINET

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of U.S. dollars, except per share amounts)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenues	$398,951	$332,213	$1,179,208	$1,026,598
Cost of revenues	(352,193)	(295,280)	(1,046,610)	(912,167)

Gross profit	46,758	36,933	132,598	114,431
Selling, general and administrative expenses	(14,132)	(12,418)	(41,296)	(41,253)
Expenses related to reduction in workforce	(323)	—	(727)	(1,776)

Operating income	32,303	24,515	90,575	71,402
Interest income	2,144	1,149	4,770	2,554
Interest expense	(1,423)	(820)	(3,673)	(2,499)
Foreign exchange loss, net	(3,055)	(2,428)	(408)	(5,710)
Other income, net	159	91	798	438

Income before income taxes	30,128	22,507	92,062	66,185
Income tax expense	(1,493)	(1,454)	(4,064)	(4,786)

Net income	28,635	21,053	87,998	61,399

Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	513	(616)	1,399	(1,048)
Change in net unrealized loss on derivative instruments	(1)	—	(2)	(1)
Change in foreign currency translation adjustment	486	789	(219)	1,358

Total other comprehensive income, net of tax	998	173	1,178	309

Net comprehensive income	$29,633	$21,226	$89,176	$61,708

Earnings per share
Basic	$0.78	$0.56	$2.39	$1.64
Diluted	$0.76	$0.55	$2.35	$1.61
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	36,891	37,275	36,786	37,400
Diluted	37,539	38,055	37,383	38,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

FABRINET

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

For the three months ended March 29, 2019

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balances at December 28, 2018	38,138,159	381	151,639	(42,401)	(1,077)	692,991	801,533
Net income	—	—	—	—	—	28,635	28,635
Other comprehensive income	—	—	—	—	998	—	998
Share-based compensation expense	—	—	4,424	—	—	—	4,424
Issuance of ordinary shares	78,072	1	(1)	—	—	—	—
Repurchase of 100,000 shares held as treasury shares	—	—	—	(5,378)	—	—	(5,378)
Tax withholdings related to net share settlement of restricted share units	—	—	(1,324)	—	—	—	(1,324)

Balances at March 29, 2019	38,216,231	382	154,738	(47,779)	(79)	721,626	828,888

For the nine months ended March 29, 2019

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balances at June 29, 2018	37,723,733	377	151,797	(42,401)	(1,257)	632,423	740,939
Net income	—	—	—	—	—	87,998	87,998
Other comprehensive income	—	—	—	—	1,178	—	1,178
Cumulative effect adjustment from adoption of ASC 606	—	—	—	—	—	1,205	1,205
Share-based compensation expense	—	—	13,373	—	—	—	13,373
Issuance of ordinary shares	492,498	5	(5)	—	—	—	—
Repurchase of 100,000 shares held as treasury shares	—	—	—	(5,378)	—	—	(5,378)
Tax withholdings related to net share settlement of restricted share units	—	—	(10,427)	—	—	—	(10,427)

Balances at March 29, 2019	38,216,231	382	154,738	(47,779)	(79)	721,626	828,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

FABRINET

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (Continued)

For the three months ended March 30, 2018

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balances at December 29, 2017	37,597,301	376	142,914	(9,910)	(212)	588,602	721,770
Net income	—	—	—	—	—	21,053	21,053
Other comprehensive income	—	—	—	—	173	—	173
Share-based compensation expense	—	—	5,326	—	—	—	5,326
Issuance of ordinary shares	42,914	—	4	—	—	—	4
Repurchase of 422,452 shares held as treasury shares	—	—	—	(12,497)	—	—	(12,497)
Tax withholdings related to net share settlement of restricted share units	—	—	(286)	—	—	—	(286)

Balances at March 30, 2018	37,640,215	376	147,958	(22,407)	(39)	609,655	735,543

For the nine months ended March 30, 2018

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
	Shares	Amount
Balances at June 30, 2017	37,340,496	373	133,293	—	(348)	548,256	681,574
Net income	—	—	—	—	—	61,399	61,399
Other comprehensive income	—	—	—	—	309	—	309
Share-based compensation expense	—	—	17,704	—	—	—	17,704
Issuance of ordinary shares	299,719	3	991	—	—	—	994
Repurchase of 738,425 shares held as treasury shares	—	—	—	(22,407)	—	—	(22,407)
Tax withholdings related to net share settlement of restricted share units	—	—	(4,030)	—	—	—	(4,030)

Balances at March 30, 2018	37,640,215	376	147,958	(22,407)	(39)	609,655	735,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

FABRINET

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(in thousands of U.S. dollars)	March 29, 2019	March 30, 2018
Cash flows from operating activities
Net income for the period	$87,998	$61,399
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,521	21,288
Loss (gain) on disposal of property, plant and equipment	81	(153)
Loss on disposal of intangibles	149	—
(Gain) loss from sales and maturities of available-for-sale securities	(196)	362
Amortization of investment premium	(604)	(31)
Amortization of deferred debt issuance costs	—	433
Allowance for doubtful accounts	12	44
Unrealized (gain) loss on exchange rate and fair value of derivative instruments	(5,351)	1,393
Share-based compensation	13,373	17,704
Deferred income tax	438	19
Other non-cash expenses	1,142	1,941
Inventory (reversal of inventory) obsolescence	280	(291)
Changes in operating assets and liabilities
Trade accounts receivable	(17,942)	21,411
Contract assets	(666)	—
Inventory	(36,698)	(973)
Other current assets and non-current assets	(1,568)	(9,853)
Trade accounts payable	37,576	(22,518)
Income tax payable	1,942	(1,678)
Other current liabilities and non-current liabilities	3,017	(703)

Net cash provided by operating activities	105,504	89,794

Cash flows from investing activities
Purchase of short-term investments	(202,328)	(84,519)
Proceeds from sales of short-term investments	85,941	22,169
Proceeds from maturities of short-term investments	50,370	42,977
Purchase of property, plant and equipment	(13,211)	(28,268)
Purchase of intangibles	(290)	(1,487)
Proceeds from disposal of property, plant and equipment	473	202

Net cash used in investing activities	(79,045)	(48,926)

Cash flows from financing activities
Proceeds of short-term loans from bank	—	5,000
Repayment of short-term loans from bank	—	(1,003)
Repayment of long-term loans from bank	(2,438)	(10,200)
Repayment of capital lease liability	(342)	(293)
Repurchase of ordinary shares	(5,378)	(22,407)
Proceeds from issuance of ordinary shares under employee share option plans	—	993
Release of restricted cash held in connection with business acquisition	(3,478)	—
Withholding tax related to net share settlement of restricted share units	(10,427)	(4,030)

Net cash used in financing activities	(22,063)	(31,940)

Net increase in cash, cash equivalents and restricted cash	4,396	8,928

Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	161,433	137,137
Increase in cash, cash equivalents and restricted cash	4,396	8,928
Effect of exchange rate on cash, cash equivalents and restricted cash	578	(89)

Cash, cash equivalents and restricted cash at end of period	$166,407	$145,976

Non-cash investing and financing activities
Construction, software-related and equipment-related payables	$3,286	$4,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

FABRINET

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows:

(amount in thousands)	As of March 29, 2019	As of March 30, 2018
Cash and cash equivalents	$166,407	$142,407
Restricted cash in connection with business acquisition	—	3,569

Cash, cash equivalents and restricted cash	$166,407	$145,976

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

The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products, such as optical communication components, modules and sub-systems, industrial lasers, medical devices and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and testing. The Company focuses primarily on the production of low-volume, high-mix products. The principal subsidiaries of Fabrinet include Fabrinet Co., Ltd. (“Fabrinet Thailand”), Casix, Inc. (“Casix”), Fabrinet West, Inc. (“Fabrinet West”) and Fabrinet UK Limited, which was formerly known as Exception EMS Ltd. (“Fabrinet UK”).

2.	Accounting policies

Basis of presentation

The accompanying condensed consolidated financial statements for Fabrinet as of March 29, 2019 and for the three and nine months ended March 29, 2019 and March 30, 2018 include normal recurring adjustments, necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 29, 2018.

The balance sheet as of June 29, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 29, 2019 may not be indicative of results for the year ending June 28, 2019 or any future periods.

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

Fiscal years

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended March 29, 2019 and March 30, 2018 each consisted of 13 weeks. The nine months ended March 29, 2019 and March 30, 2018 each consisted of 39 weeks. Fiscal year 2019 will be comprised of 52 weeks and will end on June 28, 2019.

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

The cumulative effect adjustment recorded was based on the timing difference of revenue recognition between ASC 605 and ASC 606 related to certain manufacturing contracts with vendor-managed inventory arrangements. Under ASC 605, revenue for such contracts was recognized at the earlier of when the inventory was consumed by the customers or if not consumed, on the expiration of time specified in the contract. On adoption of ASC 606, revenue is recognized when inventory is shipped to customers.

The following table shows the impact of adoption of ASC 606 on the adoption date of June 29, 2018 on the condensed consolidated balance sheets:

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

New Accounting Pronouncements – not yet adopted by the Company

In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-01, “Leases (Topic 842), Codification Improvements.” This ASU provided guidance transition disclosure in the annual period in which a change in accounting principle is made. For public business entities, this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU is intended to improve the effectiveness of disclosures in the notes to the financial statements including 1) the development of a framework that promotes consistent decisions by the FASB about disclosure requirements and 2) the appropriate exercise of discretion by reporting entities. The amendment modifies the disclosure requirements on transferring between level 1 and level 2 and valuation processes of level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This amendment modified the concept of impairment assessment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Public companies that are SEC filers should adopt the amendment for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the amendments will impact its consolidated financial statements.

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

New Accounting Pronouncements – adopted by the Company

In November 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-14, “Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to the Staff Accounting Bulletin (“SAB”) No. 116 and SEC Release No. 33-10403”. This ASU amended, superseded and added certain SEC paragraphs in Topic 220, Topic 605 and Topic 606 to reflect the August 2017 issuance of SEC Staff Accounting Bulletin (SAB) 116 and SEC Release No. 33-10403. The SEC staff issued SAB 116 to align its revenue guidance with Accounting Standards Codification (ASC) 606. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company adopted this standard along with the implementation of ASC 606 effective June 30, 2018 with immaterial impact to the unaudited condensed consolidated financial statements.

In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendment delays the mandatory adoption of Topic 606 and Topic 842 for certain entities, revises the guidance related to performance-based incentive fees in Topic 605 and revises the guidance related to leases in Topic 840 and Topic 842. The revisions to the lease guidance eliminate language specific to certain sale-leaseback arrangements, guarantees of lease residual assets and loans made by lessees to owner-lessors. Also included is an amendment to Topic 842 to retain the guidance in Topic 840 covering the impact of changes in tax rates on investments in leveraged leases. This guidance, which is effective immediately, generally relates to the adoption of Topic 606 and Topic 842. The Company adopted this standard along with the implementation of ASC 606 effective June 30, 2018 with immaterial impact to the unaudited condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects: Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.” The amendment provides guidance to the Company in relation to the disclosure of the impact that ASU 2014-09, ASU 2016-02 and ASU 2016-13 will have on the Company’s financial statements when adopted. The Company adopted this standard along with the implementation of ASC 606 effective June 30, 2018 with immaterial impact to the unaudited condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” The amendments in this ASU provide guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopt this new update effective June 30, 2018 with no impact to the unaudited condensed consolidated financial statements.

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

The Company manufactures products that are customized to customers’ specifications; however, control of the products is typically transferred to the customer at the point in time the product is either shipped or delivered, depending on the terms of the arrangement, as the criteria for overtime recognition are not met. On the evaluation of the contracts, the Company identified that it did not have contractual rights to bill profit for work in progress in the event of a contract termination which is expected to be infrequent. Further, in limited circumstances, substantive acceptance by the customer exists which results in the deferral of revenue until acceptance is formally received from the customer. Judgment may be required in determining if the acceptance clause is substantive.

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

Contract Assets and Liabilities

A contract asset is recognized when the Company has recognized revenues, but not yet an invoice for payment. Contract assets are classified separately on the condensed consolidated balance sheets and transferred to accounts receivable when rights to payment become unconditional. The following table summarizes the activity in the Company’s contract assets during the nine-month period ended March 29, 2019:

(amount in thousands)	Contract Assets
Beginning balance, June 30, 2018	$—
Cumulative effect adjustment upon adoption of ASC 606	9,877
Revenue recognized	89,131
Amounts collected or invoiced	(88,465)

Ending balance, March 29, 2019	$10,543

The Company continually evaluates whether advance payment arrangements with customers result in the recognition of contract liabilities. No such liabilities existed as of March 29, 2019 or June 29, 2018. Separately, accounts receivable, net, represents receivables from contracts with customers.

Contract Costs

The Company has elected the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the Company otherwise would have recognized is one year or less. During the three and nine months ended March 29, 2019, the Company did not have any incremental costs of obtaining a contract.

Shipping and Handling

Shipping costs billed to customers are recorded as revenue. Shipping and handling expense related to costs incurred to deliver product are recognized within cost of goods sold. The Company accounts for shipping and handling activities that occur after control has transferred as a fulfillment cost, as opposed to a separate performance obligation, and the costs of shipping and handling are recognized concurrently with the related revenue.

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption of ASC 606 on the Company’s condensed consolidated statements of operations and comprehensive income for the three and nine months ended March 29, 2019 and condensed consolidated balance sheets as of March 29, 2019 was as follows:

Condensed Consolidated Statement of Operations and Comprehensive Income (Unaudited)

Three and Nine Months Ended March 29, 2019

	Impact of Adopting ASC 606 (Three months)				Impact of Adopting ASC 606 (Nine months)
(amount in thousands)	As Reported	Adjustment		Balance without ASC 606 Adoption	As Reported	Adjustment		Balance without ASC 606 Adoption
Revenues	$398,951	$2,793	(1)	$401,744	$1,179,208	$(666	)(1)	$1,178,542
Cost of revenues	$(352,193)	$(2,699	)(2)	$(354,892)	$(1,046,610)	$341	(2)	$(1,046,269)

Gross profit	$46,758	$94	(3)	$46,852	$132,598	$(325	)(3)	$132,273

Net income	$28,635	$94	(3)	$28,729	$87,998	$(325	)(3)	$87,673
Earnings per share
Basic	$0.78	$0.00		$0.78	$2.39	$(0.01)		$2.38

Diluted	$0.76	$0.00		$0.76	$2.35	$(0.01)		$2.34

(1)	Adjustment relates to certain manufacturing contracts with vendor-managed inventory arrangements for which revenue was recognized at shipping.
(2)	Adjustment relates to costs associated with revenue recognized.
(3)	Adjustment relates to net impact on net income upon adoption of ASC 606.

Condensed Consolidated Balance Sheets (Unaudited)

As of March 29, 2019

	Impact of Adopting ASC 606
(amount in thousands)	As Reported	Adjustments		Balance without ASC 606 Adoption
Assets
Contract assets	$10,543	$(10,543	)(1)	$—
Inventory, net	$285,431	$9,013	(2)	$294,444
Liabilities and Shareholders’ Equity
Retained earnings	$721,626	$(1,530	)(3)	$720,096

(1)	Majority of adjustment relates to certain manufacturing contracts with vendor-managed inventory arrangements for which revenue was recognized on shipment.
(2)	Adjustment relates to reduction of finished goods inventory for vendor-managed inventory.
(3)	Adjustment relates to cumulative effect adjustment upon adoption of ASC 606.

Revenue by Geographic Area

Total revenues are attributed to a particular geographic area based on the bill-to-location of customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

(amount in thousands)	Three Months Ended March 29, 2019	As a % of Total Revenues	Nine Months Ended March 29, 2019	As a % of Total Revenues
North America	$195,504	49.0%	$558,028	47.3%
Asia-Pacific	151,263	37.9	469,921	39.9
Europe	52,184	13.1	151,259	12.8

	$398,951	100.0%	$1,179,208	100.0%

The following table sets forth revenues by end market.

(amount in thousands)	Three Months Ended March 29, 2019	As a % of Total Revenues	Nine Months Ended March 29, 2019	As a % of Total Revenues
Optical communications	$298,139	74.7%	$884,454	75.0%
Lasers, sensors and other	100,812	25.3	294,754	25.0

	$398,951	100.0%	$1,179,208	100.0%

4.	Earnings per ordinary share

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

	Three Months Ended		Nine Months Ended
(amount in thousands except per share amounts)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Net income attributable to shareholders	$28,635	$21,053	$87,998	$61,399

Weighted-average number of ordinary shares outstanding (thousands of shares)	36,891	37,275	36,786	37,400
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units (thousands of shares)	648	780	597	725

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,539	38,055	37,383	38,125

Basic earnings per ordinary share	$0.78	$0.56	$2.39	$1.64
Diluted earnings per ordinary share	$0.76	$0.55	$2.35	$1.61
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (thousands of shares) (1)	401	284	401	284

(1)

Outstanding performance share units were not included in the computation of diluted earnings per ordinary shares because they are not expected to vest based on the Company’s current assessment of the related performance obligations.

As of March 29, 2019 and March 30, 2018, there were no anti-dilutive share options.

5.	Cash, cash equivalents and short-term investments

The Company’s cash, cash equivalents, and short-term investments can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Loss	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of March 29, 2019
Cash	$160,494	$—	$160,494	$—	$—
Cash equivalents	5,913	—	5,913	—	—
Liquidity fund	20,387	—	—	—	20,387
Certificates of deposit and time deposit	26,027	—	—	—	26,027
Corporate bonds and commercial papers	130,418	(154)	—	130,264	—
U.S. agency and U.S. treasury securities	65,895	(89)	—	65,806	—
Sovereign and municipal securities	—	—	—	—	—

Total	$409,134	$(243)	$166,407	$196,070	$46,414

As of June 29, 2018
Cash	$146,778	$—	$146,778	$—	$—
Cash equivalents	11,324	—	11,324	—	—
Liquidity fund	—	—	—	—	—
Certificates of deposit and time deposit	—	—	—	—	—
Corporate bonds and commercial papers	128,441	(736)	—	127,705	—
U.S. agency and U.S. treasury securities	43,734	(324)	—	43,410	—
Sovereign and municipal securities	3,185	(31)	—	3,154	—

Total	$333,462	$(1,091)	$158,102	$174,269	$—

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

The following table summarizes the cost and estimated fair value of marketable securities classified as available-for-sale securities based on stated effective maturities as of March 29, 2019:

(amount in thousands)	Carrying Cost	Fair Value
Due within one year	$63,149	$63,146
Due between one to three years	126,071	125,861
Due after three years	7,093	7,063

Total	$196,313	$196,070

During the nine months ended March 29, 2019, the Company recognized a realized gain of $0.2 million from sales and maturities of available-for-sale securities.

As of March 29, 2019, the Company considered the declines in market value of its short-term investments portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the nine months ended March 29, 2019.

As of March 29, 2019, cash, cash equivalents, and short-term investments included bank deposits of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement (as defined in Note 11) and comply with covenants. Under the terms and conditions of the Facility Agreement, the Company must maintain cash, cash equivalents and/or marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits, and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. As discussed in Note 11, the Company must comply with this covenant from and after the effective date of the Facility Agreement.

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

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of March 29, 2019
Assets
Cash equivalents	$—	$5,913		$—	$5,913
Liquidity fund	—	20,387		—	20,387
Certificates of deposit and time deposit	—	26,027		—	26,027
Corporate bonds and commercial papers	—	130,264		—	130,264
U.S. agency and U.S. treasury securities	—	65,806		—	65,806
Sovereign and municipal securities	—	—		—	—
Derivative assets	—	—		—	—

Total	$—	$248,397		$—	$248,397

Liabilities
Derivative liabilities	$—	$2,626	(1)	$—	$2,626

Total	$—	$2,626		$—	$2,626

As of June 29, 2018
Assets
Cash equivalents	$—	$11,324		$—	$11,324
Liquidity fund	—	—		—	—
Certificates of deposit and time deposit	—	—		—	—
Corporate bonds and commercial papers	—	127,705		—	127,705
U.S. agency and U.S. treasury securities	—	43,410		—	43,410
Sovereign and municipal securities	—	3,154		—	3,154
Derivative assets	—	—		—	—

Total	$—	$185,593		$—	$185,593

Liabilities
Derivative liabilities	$—	$1,745	(2)	$—	$1,745

Total	$—	$1,745		—	$1,745

(1)

Foreign currency forward contracts with a notional amount of $98.0 million and Canadian dollars of $0.4 million. Foreign currency option contracts with a notional amount of $5.0 million. Interest rate swap agreement with a notional amount of $64.2 million subject to the Amortization Schedule—as of March 29, 2019, the outstanding amount was $61.8 million.

(2)	Foreign currency forward contracts with a notional amount of $7.0 million and Canadian dollars of $0.4 million. Foreign currency option contracts with a notional amount of $30.0 million.

Derivative Financial Instruments

As a result of foreign currency rate fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency denominated assets and liabilities also fluctuate. The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency denominated assets and liabilities and other foreign currency transactions. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard. As of March 29, 2019, the Company recognized the fair value of foreign currency forward contracts and foreign currency option contracts of $1.0 million and fair value of interest rate swap of $1.6 million as derivative liabilities in the condensed consolidated balance sheets under other current liabilities. As of June 29, 2018, the Company recognized the fair value of foreign currency forward contracts and foreign currency option contracts of $1.7 million as derivative liabilities in the consolidated balance sheets under other current liabilities.

As of March 29, 2019 and June 29, 2018, the Company had no foreign currency forward contracts designated as cash flow hedges.

On July 25, 2018, the Company entered into an interest rate swap agreement (the “Swap Agreement”), which the Company did not designate as a hedging instrument. The Swap Agreement was used to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. The Swap Agreement has a notional amount of $64.2 million and it effectively converts the floating interest rate of the term loans under the Facility Agreement to the fixed interest rate of 2.86% per annum through maturity in June 2023. The swap transactions are due and settled monthly. During the nine months ended March 29, 2019, the Company included a net unrealized loss of $1.6 million from the Swap Agreement in interest expense in the condensed consolidated statements of operations and comprehensive income.

As of March 29, 2019, the Company had forty-five outstanding foreign currency forward contracts with an aggregate notional amount of $98.0 million, one outstanding U.S. dollar foreign currency option contract with a notional amount of $5.0 million and one outstanding Canadian dollars forward contract with notional amount of $0.4 million with maturity dates ranging from April to August 2019. These foreign currency forward contracts and option contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollars. During the nine months ended March 29, 2019, the Company included an unrealized gain of $1.5 million from changes in the fair value of foreign currency contracts in earnings as foreign exchange loss, net in the condensed consolidated statements of operations and comprehensive income.

As of March 30, 2018, the Company had six outstanding foreign currency forward contracts with an aggregate notional amount of $14.0 million and Canadian dollars 0.1 million, with maturity dates ranging from April to June 2018. These foreign currency forward contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollars. During the nine months ended March 30, 2018, the Company included an unrealized loss of $26 thousand from changes in the fair value of foreign currency contracts in earnings as foreign exchange loss, net in the condensed consolidated statements of operations and comprehensive income.

7.	Trade accounts receivable, net

(amount in thousands)	As of March 29, 2019	As of June 29, 2018
Trade accounts receivable	$265,182	$246,972
Less: allowance for doubtful account	(72)	(60)

Trade accounts receivable, net	$265,110	$246,912

8.	Inventory

(amount in thousands)	As of March 29, 2019	As of June 29, 2018
Raw materials	$104,322	$100,241
Work in progress	154,407	121,797
Finished goods	19,902	20,690
Goods in transit	9,638	17,516

	288,269	260,244
Less: Inventory obsolescence	(2,838)	(2,557)

Inventory, net	$285,431	$257,687

9.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of March 29, 2019
Software	$6,450	$(4,740)	$—	$1,710
Customer relationships	4,373	(1,934)	(38)	2,401
Backlog	119	(118)	—	1

Total intangibles	$10,942	$(6,792)	$(38)	$4,112

As of June 29, 2018
Software	$6,269	$(4,324)	$—	$1,945
Customer relationships	4,373	(1,413)	(42)	2,918
Backlog	119	(101)	(1)	17

Total intangibles	$10,761	$(5,838)	$(43)	$4,880

The Company recorded amortization expense relating to intangibles of $0.3 million and $0.5 million for the three months ended March 29, 2019 and March 30, 2018, respectively, and $0.9 million and $1.4 million for the nine months ended March 29, 2019 and March 30, 2018, respectively.

The weighted-average remaining life of customer relationships and backlog are:

(years)	As of March 29, 2019	As of June 29, 2018
Customer relationships	5.6	6.1
Backlog	0.3	0.9

Based on the carrying amount of intangibles as of March 29, 2019, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousands)
2019 (remaining three months)	$421
2020	1,130
2021	952
2022	718
2023	454
Thereafter	437

Total	$4,112

10.	Goodwill

The changes in the carrying amount of goodwill from the acquisition of Fabrinet UK were as follows:

(amount in thousands)	Goodwill
Balance as of June 29, 2018	$3,828
Foreign currency translation adjustment	(5)

Balance as of March 29, 2019	$3,823

Balance as of June 30, 2017	$3,806
Foreign currency translation adjustment	22

Balance as of June 29, 2018	$3,828

Goodwill is not deductible for tax purposes. Goodwill is reviewed annually for impairment or more frequently whenever changes or circumstances indicate the carrying amount of goodwill may not be recoverable.

11.	Borrowings

The Company’s total borrowings, including short-term and long-term borrowings, consisted of the following:

Rate (1)	Conditions	Maturity	As of March 29, 2019	As of June 29, 2018
Short-term borrowing:
Current portion of long-term borrowing			$3,250	$3,250

Long-term borrowing:
Term loan borrowing:
LIBOR +1.50% per annum	Repayable in quarterly installments	June 2023	$61,750	$64,188

			61,750	64,188
Less: Current portion			(3,250)	(3,250)

Non-current portion of long-term borrowing			$58,500	$60,938

(1)	LIBOR is London Interbank Offered Rate.

The movements of long-term borrowing for the nine months ended March 29, 2019 and March 30, 2018 were as follows:

	Nine Months Ended
(amount in thousands)	March 29, 2019	March 30, 2018
Opening balance	$64,188	$36,400
Repayments during the period	(2,438)	(10,200)

Closing balance	$61,750	$26,200

As of March 29, 2019, future maturities of long-term borrowing during each fiscal year were as follows:

(amount in thousands)
2019 (remaining three months)	$813
2020	3,250
2021	3,250
2022	3,250
2023	51,187

Total	$61,750

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

On June 4, 2018, the Company entered into the Fifth Amendment to the Facility Agreement to (i) reduce the revolving commitments thereunder from $150.0 million to $25.0 million, (ii) extend the termination date of the revolving commitments from May 22, 2019 to June 4, 2023, (iii) refinance the then-existing term loan and revolving loans under the Facility Agreement into a $65.0 million term loan and (iv) reduce the applicable interest rate margins and commitment fees. Term loans must be repaid in quarterly installments, beginning on June 30, 2018, with the remaining outstanding principal and accrued and unpaid interest being due and payable on June 4, 2023. After giving effect to the amendment, $65.0 million aggregate principal amount of term loans and no revolving loans were outstanding under the Facility Agreement. In addition, the Fifth Amendment to the Facility Agreement contains an accordion feature permitting the Company to request an increase in the revolving loan facility to provide up to an aggregate of $200.0 million in additional commitments, subject to customary terms and conditions, and provided that no default or event of default exists at the time of such request. As of March 29, 2019 and June 29, 2018, $61.8 million and $64.2 million aggregate principal amount of term loans, respectively, and no revolving loans were outstanding under the Facility Agreement.

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

Fabrinet’s obligations under the Facility Agreement are guaranteed by certain of existing and future material of its direct subsidiaries. In addition, the Facility Agreement is secured by Fabrinet’s present and future accounts receivable, deposit accounts and cash, and a pledge of the capital stock of certain of Fabrinet’s direct subsidiaries. Fabrinet is required to maintain at least $40.0 million of cash, cash equivalents, and marketable securities at financial institutions located in the United States. Further, Fabrinet is required to maintain any of its deposits accounts or securities accounts with balances in excess of $20.0 million in a jurisdiction where a control agreement, or the equivalent under the local law, can be effected.

Moreover, the Fifth Amendment to the Facility Agreement amends customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (1) a minimum tangible net worth of not less than $338.0 million plus 50% of quarterly net income after June 30, 2018, exclusive of quarterly losses; (2) a minimum debt service coverage ratio of not less than 1.50:1.00; (3) a maximum total leverage ratio of not more than 2.50:1.00; and (4) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of March 29, 2019, the Company was in compliance with all covenants under the Facility Agreement.

Fabrinet intends to use the proceeds of the credit line to finance its future expansion in the United States and Thailand, and for general corporate purposes including mergers and acquisitions of complementary manufacturing businesses or technology, although Fabrinet has no current commitments with respect to any such acquisitions.

On July 25, 2018, the Company entered into the Swap Agreement, which the Company did not designate as a hedging instrument. The Swap Agreement was used to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. The terms of the Swap Agreement effectively convert the floating interest rate of the term loans under the Facility Agreement to the fixed interest rate of 2.86% per annum through maturity in June 2023. The swap transactions are due and settled monthly. During the nine months ended March 29, 2019, the Company included a net loss of $0.2 million from the Swap Agreement in interest expense in the condensed consolidated statements of operations and comprehensive income.

Undrawn available credit facilities classified by availability period of future borrowing as of March 29, 2019 and June 29, 2018 were as follows:

(amount in thousands)	March 29, 2019	June 29, 2018
Expiring within one year	$—	$—
Expiring beyond one year	$25,000	$25,000

12.	Income taxes

As of March 29, 2019 and June 29, 2018, the liability for uncertain tax positions including accrued interest and penalties was $1.8 million and $2.3 million, respectively.

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

The Company’s effective tax rate is a function of the mix of tax rates in various jurisdictions. The Company is domiciled in the Cayman Islands. Under the current laws of the Cayman Islands, the Company is not subject to tax in the Cayman Islands on income or capital gains. The Company initially received this undertaking for a 20-year period ending August 24, 2019, but was recently granted a renewal until March 6, 2039.

The Company’s effective tax rate for the three months ended March 29, 2019 and March 30, 2018 was 5.2% and 6.2%, respectively, of net income. The decrease was primarily due to the fact that the Company had higher income derived from a “no tax” jurisdiction during the three months ended March 29, 2019 as compared with the three months ended March 30, 2018.

The Company’s effective tax rate for the nine months ended March 29, 2019 and March 30, 2018 was 5.2% and 6.3%, respectively, of net income. The decrease was primarily due to the fact that the Company had higher income derived from a “no tax” jurisdiction during the nine months ended March 29, 2019, as compared with the nine months ended March 30, 2018.

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

The effect of recording share-based compensation expense for the three and nine months ended March 29, 2019 and March 30, 2018 was as follows:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Share-based compensation expense by type of award:
Restricted share units	3,621	3,904	11,650	13,338
Performance share units	803	1,422	1,723	4,366

Total share-based compensation expense	4,424	5,326	13,373	17,704
Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$4,424	$5,326	$13,373	$17,704

Share-based compensation expense was recorded in the condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
(amount in thousands)
Cost of revenue	$1,237	$1,564	$4,384	$5,277
Selling, general and administrative expense	3,187	3,762	8,989	12,427

Total share-based compensation expense	$4,424	$5,326	$13,373	$17,704

The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and nine months ended March 29, 2019 and March 30, 2018.

Share-based award activity

Fabrinet maintains the following equity incentive plans: the Amended and Restated 2010 Performance Incentive Plan (the “2010 Plan”) and the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”).

On December 14, 2017, Fabrinet’s shareholders approved an amendment to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan by 2,100,000 shares. As of March 29, 2019, there were an aggregate of 777,790 restricted share units outstanding and 455,358 performance share units outstanding under the 2010 Plan. As of March 29, 2019, there were 1,882,529 ordinary shares available for future grant under the 2010 Plan.

On November 2, 2017, Fabrinet adopted the 2017 Inducement Plan with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new key employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the rules of the New York Stock Exchange. As of March 29, 2019, there were an aggregate of 36,490 restricted share units outstanding and 97,306 performance share units outstanding under the 2017 Inducement Plan. As of March 29, 2019, there were 14,041 ordinary shares available for future grant under the 2017 Inducement Plan.

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

The following summarizes share option activity under the 2010 Plan:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 29, 2018	2,900	2,900	$15.16
Granted	—		—	—
Exercised	—		—
Forfeited	—		—
Expired	(2,900)		$15.16

Balance as of March 29, 2019	—	—	—

Balance as of June 30, 2017	96,688	96,688	$15.70
Granted	—		—	—
Exercised	(62,862)		$15.80
Forfeited	—		—
Expired	(1,500)		$25.05

Balance as of March 30, 2018	32,326	32,326	$15.05

As of March 29, 2019, there was no unrecognized compensation cost under the 2010 Plan.

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

Performance share units granted to executives will vest, if at all, at the end of a two-year performance period based on the Company’s achievement of pre-defined performance criteria, which consist of revenue targets and non-U.S. GAAP gross margin targets. The actual number of performance share units that may vest at the end of a performance period ranges from 0% to 100% of the award grant.

The following table summarizes restricted share unit activity under the 2010 Plan and the 2017 Inducement Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 29, 2018	1,073,580	$35.19
Granted	341,748	$48.77
Issued	(496,854)	$34.08
Forfeited	(104,194)	$38.50

Balance as of March 29, 2019	814,280	$41.14

Balance as of June 30, 2017	1,058,605	$31.59
Granted	474,777	$36.04
Issued	(337,937)	$28.01
Forfeited	(95,981)	$33.52

Balance as of March 30, 2018	1,099,464	$34.44

The following table summarizes performance share unit activity under the 2010 Plan and the 2017 Inducement Plan:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 29, 2018	605,892	$38.41
Granted	201,994	$48.02
Issued	(227,268)	$40.48
Forfeited	(27,954)	$39.35

Balance as of March 29, 2019	552,664	$41.02

Balance as of June 30, 2017	227,268	$40.48
Granted	378,624	$37.16
Issued	—	—
Forfeited	—	—

Balance as of March 30, 2018	605,892	$38.41

As of March 29, 2019, there was $14.7 million and $2.6 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the 2010 Plan and the 2017 Inducement Plan that is expected to be recorded over a weighted-average period of 2.59 years and 1.41 years, respectively.

For the nine months ended March 29, 2019 and March 30, 2018, the Company withheld an aggregate of 231,624 shares and 101,080 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date, to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the nine months ended March 29, 2019 and March 30, 2018, the Company then remitted cash of $10.4 million and $4.0 million, respectively, to the appropriate tax authorities, and presented it as a financing activity within the condensed consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

14.	Shareholders’ equity

Share capital

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the three months ended March 29, 2019, Fabrinet issued 78,072 ordinary shares upon the vesting of restricted share units, net of shares withheld.

For the nine months ended March 29, 2019, Fabrinet issued 492,498 ordinary shares upon the vesting of restricted share units, net of shares withheld.

All such issued shares are fully paid.

Treasury stock

In August 2017, the Company’s board of directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, the Company’s board of directors approved a $30.0 million increase to the share repurchase authorization. During the three and nine months ended March 29, 2019, 100,000 shares were repurchased under the program, at an average price per share of $53.78, totaling $5.4 million. As of March 29, 2019, the Company had a remaining authorization to purchase up to an additional $12.2 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

15.	Accumulated other comprehensive income (loss)

The changes in AOCI for the nine months ended March 29, 2019 and March 30, 2018 were as follows:

(amount in thousands)	Unrealized net (Losses) Gains on Available-for-sale securities	Unrealized net (Losses) Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Total
Balance as of June 29, 2018	$(1,091)	$33	$(199)	$(1,257)
Other comprehensive income (loss) before reclassification adjustment	1,203	—	(219)	984
Amounts reclassified out of AOCI to foreign exchange loss in the condensed consolidated statements of operations and comprehensive income	196	(2)	—	194
Tax effects	—	—	—	—

Other comprehensive income (loss)	$1,399	$(2)	$(219)	$1,178

Balance as of March 29, 2019	$308	$31	$(418)	$(79)

Balance as of June 30, 2017	$(72)	$34	$(310)	$(348)
Other comprehensive (loss) income before reclassification adjustment	(361)	—	1,358	997
Amounts reclassified out of AOCI to foreign exchange loss in the condensed consolidated statements of operations and comprehensive income	(687)	(1)	—	(688)
Tax effects	—	—	—	—

Other comprehensive (loss) income	$(1,048)	$(1)	$1,358	$309

Balance as of March 30, 2018	$(1,120)	$33	$1,048	$(39)

16.	Commitments and contingencies

Bank guarantees

As of March 29, 2019 and June 29, 2018, there were outstanding bank guarantees given by a bank on behalf of our subsidiary in Thailand for electricity usage and other normal business amounting to $1.6 million and $1.5 million, respectively.

Operating lease commitments

The Company leases a portion of its capital equipment, vehicles, and certain land and buildings for its facilities in Thailand, the Cayman Islands, China, the United States and the United Kingdom under operating lease arrangements that expire in various years through 2023. Rental expense under these operating leases amounted to $1.4 million and $1.3 million for the nine months ended March 29, 2019 and March 30, 2018, respectively.

As of March 29, 2019, the future minimum lease payments due under non-cancelable operating leases during each fiscal year were as follows:

(amount in thousands)
2019 (remaining three months)	$450
2020	1,739
2021	1,336
2022	1,208
2023	1,182
Thereafter	227

Total minimum operating lease payments	$6,142

Capital lease commitments

In connection with the acquisition of Fabrinet UK, the Company assumed the capital lease commitments of several machines and equipment, with various expiration dates until September 2020. The equipment can be purchased at the determined prices upon expiration of such contracts.

As of March 29, 2019, the future minimum lease payments due under non-cancelable capital leases during each fiscal year were as follows:

(amount in thousands)
2019 (remaining three months)	$110
2020	410
2021	105

Total minimum capital lease payments	$625

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

As of March 29, 2019, the Company had an outstanding commitment to third parties of $8.6 million.

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

17.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of March 29, 2019, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
North America	$195,504	$160,926	$558,028	$470,084
Asia-Pacific	151,263	122,631	469,921	395,848
Europe	52,184	48,656	151,259	160,666

	$398,951	$332,213	$1,179,208	$1,026,598

As of March 29, 2019 and March 30, 2018, the Company had approximately $31.7 million and $33.7 million, respectively, of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific and Europe.

Significant customers

The Company had two customers that each contributed to 10% or more of the Company’s total trade accounts receivable as of both March 29, 2019 and June 29, 2018.

18.	Subsequent events

On December 13, 2018, Thailand’s National Legislative Assembly (NLA) passed an amendment bill to the Thai Labour Protection Act B.E. 2541 (1998) to increase the required severance payment compensation for employees with 20 or more years of service from 300 days of wage to 400 days of wage. The law became effective on May 4, 2019. The Company has engaged an independent actuary to consider the effect of this change.

In May 2019, Fabrinet’s board of directors approved the repurchase of up to an additional $50.0 million of Fabrinet’s outstanding ordinary shares, bringing the aggregate authorization under Fabrinet’s existing share repurchase program to $110.0 million.

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

•

our expectation that the portion of our future revenues attributable to customers in regions outside of North America will be in line with the portion of those revenues for the nine months ended March 29, 2019;

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

The percentage of our revenues generated from a bill-to location outside of North America decreased slightly from 51.6% in the three months ended March 30, 2018 to 51.0% in the three months ended March 29, 2019, and decreased from 54.2% in the nine months ended March 30, 2018 to 52.7% in the nine months ended March 29, 2019, primarily because the increase in sales to our customers in North America was higher than the increase in sales to our customers outside of North America. Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America will be in line with the portion of revenues attributable to such customers during the nine months ended March 29, 2019.

The following table presents percentages of total revenues by geographic regions:

	Three Months Ended		Nine Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
North America	49.0%	48.4%	47.3%	45.8%
Asia-Pacific	37.9	36.9	39.9	38.5
Europe	13.1	14.7	12.8	15.7

	100.0%	100.0%	100.0%	100.0%

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

The compensation committee of our board of directors approved a fiscal year 2019 executive incentive plan with quantitative objectives that are based solely on achieving certain revenue targets and non-U.S. GAAP gross margin targets for our fiscal year ending June 28, 2019. Bonuses under the fiscal year 2019 executive incentive plan are payable after the end of fiscal year 2019. In fiscal year 2018, the compensation committee approved a fiscal year 2018 executive incentive plan with quantitative objectives that were based solely on achieving certain revenue targets and non-U.S. GAAP gross margin targets for our fiscal year ended June 29, 2018. Because we did not achieve the targets under our fiscal year 2018 executive incentive plan, no bonuses were paid under such plan. Discretionary merit-based bonus awards are also available to our non-executive employees and payable on a quarterly basis.

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

In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative instruments. We may enter into foreign currency exchange forward or option contracts to manage foreign currency exposures associated with certain assets and liabilities and other forecasted foreign currency transactions and may designate these instruments as hedging instruments. The forward and option contracts generally have maturities of up to 12 months. All foreign currency exchange contracts are recognized in the condensed consolidated balance sheets at fair value. Gain or loss on our forward and option contracts generally offset the assets, liabilities, and transactions economically hedged.

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of March 29, 2019			As of June 29, 2018
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	638,497	$20,072	60.0	980,778	$29,568	60.7
RMB	48,983	7,275	21.7	18,455	2,789	5.7
GBP	4,674	6,114	18.3	12,514	16,392	33.6

Total		$33,461	100.0		$48,749	100.0

Liabilities
Thai baht	1,874,891	$58,940	88.6	1,401,473	$42,251	84.5
RMB	27,134	4,030	6.1	19,893	3,007	6.0
GBP	2,714	3,549	5.3	3,615	4,735	9.5

Total		$66,519	100.0		$49,993	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of March 29, 2019 there were $98.0 million in foreign currency forward contracts and $5.0 million in foreign currency option contracts outstanding on the Thai baht payables. As of June 29, 2018, there were $7.0 million in foreign currency forward contracts and $30.0 million in foreign currency option contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of March 29, 2019 and June 29, 2018, we did not have any derivative contracts denominated in RMB.

The GBP assets represent cash, trade accounts receivable and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of March 29, 2019 and June 29, 2018, we did not have any derivative contracts denominated in GBP.

For the nine months ended March 29, 2019 and March 30, 2018, we recorded unrealized gain of $1.5 million and recorded unrealized loss of $26 thousand, respectively, related to derivatives that are not designated as hedging instruments in the condensed consolidated statements of operations and comprehensive income.

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

Income Tax

Our effective tax rate is a function of the mix of tax rates in the various jurisdictions in which we do business. We are domiciled in the Cayman Islands. Under the current laws of the Cayman Islands, we are not subject to tax in the Cayman Islands on income or capital gains. We initially received this undertaking for a 20-year period ending August 24, 2019, but were recently granted a renewal until March 6, 2039.

Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption is currently available to us through June 2020 and June 2026 on income generated from projects to manufacture certain products at our Pinehurst campus and Chonburi campus, respectively. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted (i.e., at least until June 2020 in the case of our Pinehurst campus and until June 2026 in the case of our Chonburi campus). Currently, the corporate income tax rate for our Thai subsidiary is 20%.

The Tax Cuts and Jobs Act, or the Tax Reform Act, was enacted on December 22, 2017 and provides for significant changes to U.S. tax law. Among other provisions, the Tax Reform Act reduces the U.S. corporate income tax rate to 21% effective in 2018. The Tax Reform Act also contains a number of provisions that may impact us in future years. Since the Tax Reform Act was recently finalized and ongoing guidance and accounting interpretation is expected over the next twelve months, we have made certain provisional accounting estimates, as permitted under Staff Accounting Bulletin No. 118. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Reform Act will be applied or otherwise administered that is different from our interpretation. At December 28, 2018, we have completed our accounting for all of the enactment-date income tax effects of the Tax Reform Act and concluded that the impact to us is immaterial.

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

(amount in thousands)	Three Months Ended		Nine Months Ended

	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenues	$398,951	$332,213	$1,179,208	$1,026,598
Cost of revenues	(352,193)	(295,280)	(1,046,610)	(912,167)

Gross profit	46,758	36,933	132,598	114,431
Selling, general and administrative expenses	(14,132)	(12,418)	(41,296)	(41,253)
Expenses related to reduction in workforce	(323)	—	(727)	(1,776)

Operating income	32,303	24,515	90,575	71,402
Interest income	2,144	1,149	4,770	2,554
Interest expense	(1,423)	(820)	(3,673)	(2,499)
Foreign exchange loss, net	(3,055)	(2,428)	(408)	(5,710)
Other income	159	91	798	438

Income before income taxes	30,128	22,507	92,062	66,185
Income tax expense	(1,493)	(1,454)	(4,064)	(4,786)

Net income	28,635	21,053	87,998	61,399
Other comprehensive income, net of tax	998	173	1,178	309

Net comprehensive income	$29,633	$21,226	$89,176	$61,708

The following table sets forth a summary of our condensed consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(88.3)	(88.9)	(88.8)	(88.9)

Gross profit	11.7	11.1	11.2	11.1
Selling, general and administrative expenses	(3.5)	(3.7)	(3.5)	(4.0)
Expenses related to reduction in workforce	(0.1)	—	(0.1)	(0.2)

Operating income	8.1	7.4	7.6	6.9
Interest income	0.5	0.3	0.4	0.2
Interest expense	(0.4)	(0.2)	(0.3)	(0.2)
Foreign exchange gain, net	(0.8)	(0.7)	0.0	(0.6)
Other income	0.1	0.0	0.1	0.0

Income before income taxes	7.5	6.8	7.8	6.3
Income tax expense	(0.4)	(0.4)	(0.3)	(0.5)

Net income	7.1	6.4	7.5	5.8
Other comprehensive income, net of tax	0.3	0.1	0.1	0.0

Net comprehensive income	7.4%	6.5%	7.6%	5.8%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018
Optical communications	$298,139	$240,798	$884,454	$758,299
Lasers, sensors and other	100,812	91,415	294,754	268,299

Total	$398,951	$332,213	$1,179,208	$1,026,598

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three and Nine Months Ended March 29, 2019 with Three and Nine Months Ended March 30, 2018

Total revenues.

Our total revenues increased by $66.7 million, or 20.1%, to $399.0 million for the three months ended March 29, 2019, compared with $332.2 million for the three months ended March 30, 2018. This increase was primarily due to an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the three months ended March 29, 2019. Revenues from optical and non-optical communications products increased by $57.3 million and $9.4 million, or 23.8% and 10.3%, respectively, for the three months ended March 29, 2019.

Our total revenues increased by $152.6 million, or 14.9%, to $1,179.2 million for the nine months ended March 29, 2019, compared with $1,026.6 million for the nine months ended March 30, 2018. This increase was primarily due to an increase in our customers’ demand for both optical and non-optical communications manufacturing services during the nine months ended March 29, 2019. Revenues from optical and non-optical communications products increased by $126.2 million and $26.4 million, or 16.6% and 9.9%, respectively, for the nine months ended March 29, 2019.

Cost of revenues.

Our cost of revenues increased by $56.9 million, or 19.3%, to $352.2 million, or 88.3% of total revenues, for the three months ended March 29, 2019, compared with $295.3 million, or 88.9% of total revenues, for the three months ended March 30, 2018. This increase in cost of revenues was in line with the increase in sales volume.

Our cost of revenues increased by $134.4 million, or 14.7%, to $1,046.6 million, or 88.8% of total revenues, for the nine months ended March 29, 2019, compared with $912.2 million, or 88.9% of total revenues, for the nine months ended March 30, 2018. This increase in cost of revenues was in line with the increase in sales volume.

Gross profit.

Our gross profit increased by $9.8 million, or 26.6%, to $46.8 million, or 11.7% of total revenues, for the three months ended March 29, 2019, compared with $36.9 million, or 11.1% of total revenues, for the three months ended March 30, 2018. The increase was primarily due to an increase in revenue and effective cost controls.

Our gross profit increased by $18.2 million, or 15.9%, to $132.6 million, or 11.2% of total revenues, for the nine months ended March 29, 2019, compared with $114.4 million, or 11.1% of total revenues, for the nine months ended March 30, 2018. The increase was primarily due to an increase in revenues.

SG&A expenses.

Our SG&A expenses increased by $1.7 million, or 13.8%, to $14.1 million, or 3.5% of total revenues, for the three months ended March 29, 2019, compared with $12.4 million, or 3.7% of total revenues, for the three months ended March 30, 2018. The increase was primarily due to (1) an increase in executive bonuses of $1.5 million, (2) an increase of $0.5 million in salary and fringe benefits due to the hiring of new executives, and (3) an increase of $0.2 million in the expenses of our new subsidiary in Israel which we established in March 2018, partially offset by (1) a decrease in executive and management expenses of $0.4 million relating to our former Executive Chairman becoming a non-employee director at the end of June 2018 and (2) a decrease in share-based compensation expenses of $0.6 million because we did not expect to achieve the pre-defined performance targets.

Our SG&A expenses remained flat at $41.3 million, or 3.5% of total revenues, for the nine months ended March 29, 2019, compared with $41.3 million, or 4.0% of total revenues, for the nine months ended March 30, 2018.

Operating income.

Our operating income increased by $7.8 million to $32.3 million, or 8.1% of total revenues, for the three months ended March 29, 2019, compared with $24.5 million, or 7.4% of total revenues, for the three months ended March 30, 2018. The increase was primarily due to an increase in gross profit and a decrease in SG&A expenses.

Our operating income increased by $19.2 million to $90.6 million, or 7.7% of total revenues, for the nine months ended March 29, 2019, compared with $71.4 million, or 6.9% of total revenues, for the nine months ended March 30, 2018. The increase was primarily due to a decrease in SG&A expenses.

Interest income.

Our interest income increased by $1.0 million, or 86.6%, to $2.1 million, or 0.5% of total revenues, for the three months ended March 29, 2019, compared with $1.1 million, or 0.3% of total revenues, for the three months ended March 30, 2018. The increase was primarily due to the higher weighted average interest rate compared to the same period in the last year and an increase in the average balance of our outstanding cash.

Our interest income increased by $2.2 million, or 86.8%, to $4.8 million, or 0.4% of total revenues, for the nine months ended March 29, 2019, compared with $2.6 million, or 0.2% of total revenues, for the nine months ended March 30, 2018. The increase was primarily due to the higher weighted average interest rate compared to the same period in the last year and an increase in the average balance of our outstanding cash.

Interest expense.

Our interest expense increased by $0.6 million to $1.4 million for the three months ended March 29, 2019, compared with $0.8 million for the three months ended March 30, 2018. The increase was due to a $0.1 million decrease in interest expense on our term loan, which was offset by the unrealized loss of $0.7 million for mark-to-market of interest rate swap related to our term loan.

Our interest expense increased by $1.2 million to $3.7 million for the nine months ended March 29, 2019, compared with $2.5 million for the nine months ended March 30, 2018. The increase was due to a $0.4 million decrease in interest expense on our term loan, which was offset by the unrealized loss of $1.6 million for mark-to-market of interest rate swap related to our term loan.

Foreign exchange loss, net.

We recorded foreign exchange loss, net of $3.1 million for the three months ended March 29, 2019, compared with a $2.4 million loss for the three months ended March 30, 2018. The increase was mainly due to unrealized loss of $1.0 million for mark-to-market of forward contracts related to hedging of Thai Baht spending, as Thai Baht was depreciated as of March 29, 2019.

We recorded foreign exchange loss, net of $0.4 million for the nine months ended March 29, 2019, compared with a $5.7 million loss for the nine months ended March 30, 2018. The decrease was due to realized foreign exchange gain from receipts and payments of $0.8 million for the nine months ended March 29, 2019 as compared to $4.4 million realized foreign exchange loss from receipts and payments for the nine months ended March 30, 2018.

Income before income taxes.

We recorded income before income taxes of $30.1 million and $92.1 million for the three and nine months ended March 29, 2019, respectively, compared with $22.5 million and $66.2 million for the three and nine months ended March 30, 2018, respectively.

Income tax expense.

Our provision for income tax reflects an effective tax rate of 5.2% and 6.2% for the three months ended March 29, 2019 and March 30, 2018, respectively. The decrease was primarily due to the fact that we had higher income derived from a “no tax” jurisdiction during the three months ended March 29, 2019 as compared to the three months ended March 30, 2018.

Our provision for income tax reflects an effective tax rate of 5.2% and 6.3% for the nine months ended March 29, 2019 and March 30, 2018, respectively. The decrease was primarily due to the fact that we had higher income derived from a “no tax” jurisdiction during the nine months ended March 29, 2019 as compared to the three months ended March 30, 2018.

Net income.

We recorded net income of $28.6 million, or 7.1% of total revenues, for the three months ended March 29, 2019, compared with $21.1 million, or 6.4% of total revenues, for the three months ended March 30, 2018. The increase was primarily due to (1) an increase in gross profit of $9.8 million due to an increase in revenue and effective cost control, and (2) a net increase in interest income and expense of $0.4 million, partially offset by (1) a net increase in SG&A expenses of $1.7 million, (2) an increase in expenses related to reduction in workforce of $0.3 million, and (3) a net increase in foreign exchange loss of $0.6 million.

We recorded net income of $88.0 million, or 7.5% of total revenues, for the nine months ended March 29, 2019, compared with $61.4 million, or 5.8% of total revenues, for the nine months ended March 30, 2018. The increase was primarily due to (1) an increase in gross profit of $18.2 million due to an increase of revenue, (2) a decrease in expenses related to reduction in workforce of $1.0 million, (3) a net increase in interest income and expense of $1.0 million, and (4) a net decrease in foreign exchange loss of $5.3 million.

Other comprehensive income.

We recorded other comprehensive income of $1.0 million, or 0.3% of total revenues, for the three months ended March 29, 2019, compared with other comprehensive income of $0.2 million, or 0.1% of total revenues, for the three months ended March 30, 2018. The increase of $0.8 million was primarily due to an increase in net unrealized gain on available-for-sale securities of $1.1 million, partially offset by a decrease in foreign currency translation adjustments of $0.3 million.

We recorded other comprehensive income of $1.2 million, or 0.1% of total revenues, for the nine months ended March 29, 2019, compared with other comprehensive income of $0.3 million, or 0.0% of total revenues, for the nine months ended March 30, 2018. The increase of $0.9 million was primarily due to an increase in net unrealized gain on available-for-sale securities of $2.5 million, partially offset by a decrease in foreign currency translation adjustments of $1.6 million.

Liquidity and Capital Resources

Cash Flows and Working Capital

We primarily finance our operations through cash flow from operations. As of March 29, 2019 and March 30, 2018, we had cash, cash equivalents, and short-term investments of $408.9 million and $311.9 million, respectively, and outstanding debt of $61.8 million and $65.1 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents for the three and nine months ended March 29, 2019 was 2.3% and 1.9%, respectively, and for the three and nine months ended March 30, 2018 was 1.2% and 1.1%, respectively.

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

During the nine months ended March 29, 2019, we repaid a term loan of $2.4 million under our Facility Agreement; as a result, as of March 29, 2019, we had a long-term borrowing of $61.8 million under our Facility Agreement. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held investments in short-term marketable securities, liquidity fund, certificates of deposit and time deposit of $242.5 million as of March 29, 2019.

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

The following table shows our cash flows for the periods indicated:

	Nine Months Ended
(amount in thousands)	March 29, 2019	March 30, 2018
Net cash provided by operating activities	$105,504	$89,794
Net cash used in investing activities	$(79,045)	$(48,926)
Net cash used in financing activities	$(22,063)	$(31,940)
Net increase in cash, cash equivalents and restricted cash	$4,396	$8,928

Operating Activities

Net cash provided by operating activities increased by $15.7 million, or 17.5%, to $105.5 million for the nine months ended March 29, 2019, compared with net cash provided by operating activities of $89.8 million for the nine months ended March 30, 2018. This increase was primarily due to (1) an increase in net income of $26.6 million, (2) a decrease of $60.1 million in payments to trade accounts payable due to better working capital management, and (3) an increase in income tax payable of $3.6 million primarily from higher taxable income. These increases were offset by (1) an increase of $39.4 million from trade accounts receivable due to an increase in revenues, and (2) an increase in inventory of $35.7 million primarily due to an increase in work in process resulting from an increase in customer demand.

Investing Activities

Net cash used in investing activities increased by $30.1 million, or 61.6%, to $79.0 million for the nine months ended March 29, 2019, compared with net cash used in investing activities of $48.9 million for the nine months ended March 30, 2018. This increase was primarily due to net cash invested in short-term investments of $46.6 million; offset by a decrease of investments in property, plant and equipment of $15.1 million primarily due to no new major investments.

Financing Activities

Net cash used in financing activities decreased by $9.9 million, or 30.9%, to $22.0 million for the nine months ended March 29, 2019, compared with net cash used in financing activities of $31.9 million for the nine months ended March 30, 2018. This decrease was primarily due to (1) a decrease of $1.0 million in payments of a short-term loan, (2) a decrease of $7.8 million in payments of a long-term loan; and (3) a decrease of $17.0 million in payments to repurchase our ordinary shares. These decreases were offset by (1) the release of restricted cash in connection with a business acquisition of $3.5 million, (2) an increase in withholding tax related to net share settlement of restricted share units of $6.4 million, (3) a decrease in cash received from issuance of ordinary shares under employee share option plans of $1.0 million, and (4) a decrease in proceeds of a short-term loan from a bank of $5.0 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We had cash, cash equivalents, and short-term investments totaling $408.9 million and $332.4 million as of March 29, 2019 and June 29, 2018, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the nine months ended March 29, 2019 and March 30, 2018, our interest income would have decreased by approximately $0.3 million and $0.2 million, respectively, assuming consistent investment levels.

We also have interest rate risk exposure in movements in interest rates associated with our interest-bearing liabilities. The interest-bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the nine months ended March 29, 2019 and March 30, 2018, our interest expense would have increased by approximately $0.2 million and $0.5 million, respectively, assuming consistent borrowing levels.

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

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity.

Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market values of our fixed-rate securities decline if interest rates rise, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may be less than we expect because of changes in interest rates or we may suffer losses in principal if we are forced to sell securities that have experienced a decline in market value because of changes in interest rates.

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

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. We recorded unrealized gain of $1.5 million and unrealized loss of $26 thousand related to derivatives that are not designated as hedging instruments, for the nine months ended March 29, 2019 and March 30, 2018, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $3.7 million and $0.9 million as of March 29, 2019 and June 29, 2018, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our condensed consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of March 29, 2019, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of March 29, 2019 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than those related to adoption of Contracts with Customers (Topic 606), which created Accounting Standards Codification Topic 606 (“ASC 606”) that we adopted on June 30, 2018. We implemented changes to our processes for revenue recognition and the control activities within them that included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

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

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During the three months ended March 29, 2019 and March 30, 2018, we had one customer that contributed 10% or more of our total revenues. This customer accounted for 20% and 17% of our total revenues during the respective periods. During the nine months ended March 29, 2019 and March 30, 2018, we had one customer that contributed 10% or more of our total revenues. This customer accounted for 19% and 16% of our total revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.

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

Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. For example, in December 2018, Lumentum Holdings Inc. completed its acquisition of Oclaro, Inc., both of which are our customers. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers acquired the capacity to manufacture products in-house.

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

We provide manufacturing services to companies, and rely on suppliers, that have in the past and may in the future experience financial difficulty, particularly in light of uncertainty in the credit markets and the overall economy that affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. For example, in July 2014, one of our customers filed for bankruptcy protection under the Local Trade Court in France; although the bankruptcy of this customer did not have a significant effect on our consolidated financial statements, that may not be the case if a significant customer were to file for bankruptcy protection in the future. In addition, in December 2018, a customer temporarily ceased operations and is currently on a payment plan with us. We have not recorded any impairment charges related to this customer but are continuing to monitor their situation. If our suppliers experience financial difficulty, we could have trouble sourcing materials necessary to fulfill production requirements and meet scheduled shipments. Any such financial difficulty could adversely affect our operating results and financial condition by resulting in a reduction in our revenues, a charge for inventory write-offs, a provision for doubtful accounts, and an increase in working capital requirements due to increases in days in inventory and in days in accounts receivable.

Fluctuations in foreign currency exchange rates and changes in governmental policies regarding foreign currencies could increase our operating costs, which would adversely affect our operating results.

Volatility in the functional and non-functional currencies of our entities and the U.S. dollar could seriously harm our business, financial condition, and operating results. The primary impact of currency exchange fluctuations is on our cash, receivables, and payables of our operating entities. We may experience significant unexpected gains or losses from fluctuations in exchange rates. For example, in the three months ended March 29, 2019, we experienced a $3.1 million foreign exchange loss, which negatively affected our net income per share by $0.08.

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of March 29, 2019, the U.S. dollar had depreciated approximately 7.7% against the Thai baht since March 31, 2017. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of March 29, 2019, the U.S. dollar had depreciated approximately 0.4% against the RMB since March 31, 2017. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of March 29, 2019, the U.S. dollar had depreciated approximately 4.5% against the GBP since March 31, 2017. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.

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

Our customers are located throughout the world. Total revenues from the bill-to-location of customers outside of North America accounted for 51.0% and 51.6% of our total revenues for the three months ended March 29, 2019 and March 30, 2018, respectively. We expect that total revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. In addition, our international operations and sales subject us to a variety of domestic and foreign trade regulatory requirements.

Political unrest and demonstrations, as well as changes in the political, social, business or economic conditions in Thailand, could harm our business, financial condition and operating results.

The majority of our assets and manufacturing operations are located in Thailand. Therefore, political, social, business and economic conditions in Thailand have a significant effect on our business. In March 2019, Thailand was assessed as a medium-high political risk by AON Political Risk, a risk management, insurance and consulting firm. Any changes to tax regimes, laws, exchange controls or political action in Thailand may harm our business, financial condition and operating results.

Thailand has a history of political unrest that includes the involvement of the military as an active participant in the ruling government. In recent years, political unrest in the country has sparked political demonstrations and, in some instances, violence. In May 2014, the Thai military took over the government in a coup, and it continues to rule the country today. In March 2019, Thailand held its first general election since the 2014 coup. Although unofficial results were announced shortly following the election, official results are not expected until May 2019. The outcome of the election could reignite tensions between supporters of the different political factions in Thailand.

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

We anticipate that we will continue to invest in our customized optics manufacturing facilities located in Fuzhou, China. Because these operations are located in the PRC, they are subject to greater political, legal and economic risks than the geographies in which the facilities of many of our competitors and customers are located. In particular, the political and economic climate in the PRC (both at national and regional levels) is fluid and unpredictable. In March 2019, AON Political Risk assessed the PRC as a medium political risk. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to change further. Any changes to the political, legal or economic climate in the PRC could harm our business, financial condition and operating results.

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

We most recently expanded our manufacturing capacity by building a new facility in Chonburi, Thailand, which was completed in March 2017. We may continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

We are subject to income and other taxes in Thailand, the PRC, the United Kingdom and the United States. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. Our U.S. federal and state tax returns remain open to examination for the tax years 2013 through 2017. In addition, tax returns that remain open to examination in Thailand, the PRC and the United Kingdom range from the tax years 2011 through 2017. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC, the United Kingdom and the United States. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Under the current laws of the Cayman Islands, we are not subject to tax in the Cayman Islands on income or capital gains. We initially received this undertaking for a 20-year period ending August 24, 2019, but were recently granted a renewal until March 6, 2039.

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

Certain of our subsidiaries provide products and services to, and may from time to time undertake certain significant transactions with, us and our other subsidiaries in different jurisdictions. For instance, we have intercompany agreements in place that provide for our California and Singapore subsidiaries to provide administrative services for the Cayman Islands Parent, and the Cayman Islands Parent has entered into manufacturing agreements with our Thai subsidiary. In general, related party transactions and, in particular, related party financing transactions, are subject to close review by tax authorities. Moreover, several jurisdictions in which we operate have tax laws with detailed transfer pricing rules that require all transactions with non-resident related parties to be priced using arm’s length pricing principles and require the existence of contemporaneous documentation to support such pricing. Tax authorities in various jurisdictions could challenge the validity of our related party transfer pricing policies. Such a challenge generally involves a complex area of taxation and a significant degree of judgment by management. If any tax authorities are successful in challenging our financing or transfer pricing policies, our income tax expense may be adversely affected and we could become subject to interest and penalty charges, which may harm our business, financial condition and operating results.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we were able to assert in our Annual Report on Form 10-K that our internal control over financial reporting was effective as of June 29, 2018, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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

Increased tariffs on products and goods that we purchase from off-shore sources (particularly Chinese sources) and changes in international trade policies and relations could have an adverse effect on our customers and operating results.

The U.S. Presidential Administration has recently imposed tariffs on a wide-range of products and goods manufactured in China that are directly or indirectly imported into the Unites States, and it has announced plans to impose additional tariffs on products and goods manufactured in China. In response, various countries and economic regions have announced plans or intentions to impose retaliatory tariffs on a wide-range of products they import from the United States. These newly imposed, announced and threatened U.S. tariffs and retaliatory tariffs could have the effect of increasing the cost of materials we use to manufacture certain products, which could result in lower margins. The tariffs could also result in disruptions to our supply chain, as suppliers struggle to fill orders from companies trying to purchase goods in bulk ahead of announced tariffs. Although we currently believe that the incremental costs to us of these tariffs will be immaterial, if the amount of these tariffs increases or if the tariffs apply to additional categories of components used in our manufacturing activities, and if we are unable to pass on the costs of tariffs to our customers, our operating results would be harmed. In addition, changes in the political environment, governmental policies, international trade policies and relations, or U.S.-China relations could result in revisions to laws or regulations or their interpretation and enforcement, trade sanctions, or retaliatory actions by China in response to U.S. actions, which could have an adverse effect on our customers, business plans and operating results.

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

We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of March 29, 2019 are primarily investments in a fixed income portfolio, including certificates of deposit, corporate bonds and commercial papers, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.

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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 29, 2019, we did not record any impairment charges associated with our investment portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 21, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, at such time and such prices as management may decide. In February 2018, our board of directors approved an increase of $30.0 million to this share repurchase authorization, bringing the aggregate authorization to $60.0 million. The repurchased shares will be held as treasury stock. During the three months ended March 29, 2019, 100,000 shares were repurchased under the program, at an average price per share of $53.78, for an aggregate purchase price of $5.4 million. As of March 29, 2019, we had a remaining authorization to purchase up to an additional $12.2 million worth of our ordinary shares.

The following table summarizes share repurchase activity for the three months ended March 29, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
December 29, 2018 – January 25, 2019	—	$—	—	$17,598,987
January 26, 2019 – February 22, 2019	—	$—	—	$17,598,987
February 23, 2019 – March 29, 2019	100,000	$53.78	100,000	$12,220,607

Total	100,000	$53.78	100,000	$12,220,607

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Exhibit		Incorporated by reference herein
Number	Description	Form	Exhibit No.	Filing Date	File No.

10.1	Change in Control and Severance Agreement, dated February 26, 2019, by and between Seamus Grady and Fabrinet	8-K	10.1	February 28, 2019	001-34755

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2019.

FABRINET

By:	/s/ TOH-SENG NG
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)