Form 10-K
period 2019-06-28
Fabrinet
filed 2019-08-20
CIK 1408710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-34775

FABRINET

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1228572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Intertrust Corporate Services (Cayman) Limited 190 Elgin Avenue George Town Grand Cayman Cayman Islands	KY1-9005
8(Address of principal executive offices)	(Zip Code)

+66 2-524-9600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.01 par value	FN	New York Stock Exchange

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

As of December 28, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of approximately $1.9 billion, based on the closing price for the registrant’s ordinary shares as reported on the New York Stock Exchange on such date.

As of August 12, 2019, the registrant had 36,858,545 ordinary shares, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

FABRINET

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended June 28, 2019

PART I

ITEM 1.	BUSINESS.

Overview

We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products such as optical communication components, modules and sub-systems, industrial lasers, automotive components, medical devices and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and testing. Although we focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix,” we also have the capability to accommodate high-volume production. Based on our experience with and positive feedback from our customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers and automotive markets.

Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities, such as optical communications, industrial lasers, automotive and sensors. Our customers in these industries support a growing number of end-markets, including automotive, biotechnology, communications, materials processing, medical devices, metrology and semiconductor processing. Our total revenues for the year ended June 28, 2019 (“fiscal year 2019”) increased by $212.4 million, or 15.5%, from $1.37 billion for the year ended June 29, 2018 (“fiscal year 2018”) to $1.58 billion for fiscal year 2019. Our revenues from lasers, sensors and other markets as a percentage of total revenues decreased from 27.1% in fiscal year 2018 to 25.2% in fiscal year 2019, while our revenues from optical communications products as a percentage of total revenues increased from 72.9% in fiscal year 2018 to 74.8% in fiscal year 2019.

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

As of June 28, 2019, our facilities comprised approximately 2.0 million total square feet, including approximately 0.2 million square feet of office space and approximately 1.8 million square feet devoted to manufacturing and related activities, of which approximately 0.8 million square feet are clean room facilities. Of the aggregate square footage of our facilities, approximately 1.5 million square feet are located in Thailand and the remaining balance is located in the People’s Republic of China (“PRC” or “China”), the United Kingdom, the United States and the Cayman Islands. See Part I, Item 2. Properties of this Annual Report on Form 10-K.

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

In March 2018, we began laying the groundwork for a new NPI facility in Israel, where we expect to continue our proven model of providing local NPI services, helping our customers with design for manufacturability, and then transferring those programs to Thailand for volume manufacturing.

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

Dedicated New Product Introduction

We are committed to providing NPI capabilities designed to ensure that our customers’ products get to market as quickly as possible. Co-locating strong engineering services in process design, prototyping, design for manufacturability (“DFM”) and test at these locations gives customers a full suite of NPI services for quick-turn PCBA to box-build to full system assembly. Stringent IP protection protocols are strictly enforced throughout the entire process, safeguarding our customers’ intellectual property. Our NPI sites are outfitted with state-of-the-art production equipment that mirrors the equipment used in our low-cost manufacturing facilities, ensuring a fast, smooth transition to a low-cost production environment once the product is qualified.

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

Customers, Sales and Marketing

The optical communications market we serve is highly concentrated. Therefore, we expect a significant percentage of our total revenues will continue to come from a small number of customers. During fiscal years

2019 and 2018, we had one customer, Lumentum Operations LLC, that contributed 10% or more of our total revenues, with 20% of our total revenues in fiscal year 2019 and 16% in fiscal year 2018.

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

Our quality management systems help to ensure that the products we provide to our customers meet or exceed industry standards. We maintain the following certifications: ISO 9001 for Manufacturing Quality Management Systems; ISO 14001 for Environmental Management Systems; TL 9000 for Telecommunications Industry Quality Certification; IATF 16949 for Automotive Industry Quality Certification; ISO 13485 for Medical Devices Industry Quality Certification; AS 9100 for Aerospace Industry Quality Certification; NADCAP (National Aerospace and Defense Contractors Accreditation Program) for Quality Assurance throughout the Aerospace and Defense Industries; and OHSAS 18001 for Occupational Health and Safety Management Systems. We also maintain compliance with various additional standards imposed by the U.S. Food and Drug Administration, or FDA, with respect to the manufacture of medical devices.

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

Social Responsibility

Our corporate social responsibility practices focus on creating better social, economic and environmental outcomes for all stakeholders in the global electronics supply chain. These outcomes include: improved conditions for workers, increased efficiency and productivity for customers and suppliers, economic development, and a clean environment for our communities. We are committed to implementing programs that focus on driving continuous improvements in social, ethical, and environmental compliance throughout all of our global operating units in accordance with our Code of Business Conduct. As a guide to achieve this end, we look at principles, policies and standards as prescribed by the Responsible Business Alliance (“RBA”), formerly the Electronics Industry Citizenship Coalition, an association of global electronics companies whose mission is to enable companies to improve the social and environmental conditions in the global supply chain. Fabrinet is a full member of the RBA.

Corporate Structure

Fabrinet was incorporated under the laws of the Cayman Islands in August 1999 and commenced business operations in January 2000. We have seventeen direct and indirect subsidiaries, all of which are wholly-owned. As the parent company, we enter into contracts directly with our customers, and have entered into various inter-company agreements with some of our subsidiaries, while our subsidiaries, Casix, Inc., FBN New Jersey Manufacturing, Inc., Fabrinet West, Inc., and Fabrinet UK Limited, each enter into sales contracts or purchase orders directly with their customers. We have inter-company agreements with Fabrinet Co., Ltd. and FBN New Jersey Manufacturing, Inc., whereby each provides manufacturing services to us. We also have inter-company agreements with Fabrinet USA, Inc. and Fabrinet Pte., Ltd. to provide us certain administrative and business development services.

Employees

As of June 28, 2019, we employed approximately 11,670 full-time employees worldwide, including approximately 11,372 employees in manufacturing operations and 298 employees in business development and general and administrative functions. None of our employees are represented by a labor union. We have not experienced any work stoppages, slowdowns, or strikes. We consider our relations with our employees to be positive.

Available Information

Our website is located at www.fabrinet.com. The information posted on our website is not incorporated into this Annual Report on Form 10-K. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge through the “Investors” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission (“SEC”). The SEC maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Fabrinet.

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

We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During fiscal years 2019 and 2018, we had one customer, Lumentum Operations LLC, that contributed 10% or more of our total revenues, with 20% of our total revenues in fiscal year 2019 and 16% in fiscal year 2018. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.

Further, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress, or have static or declining revenues, all of which may be exacerbated by adverse conditions in the credit markets, continual uncertainty in global economies, the impact of the U.S.-China trade dispute, and the impact of Brexit. Certain of our customers have gone out of business, declared bankruptcy, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers.

Our reliance on a small number of customers gives our customers substantial purchasing power and leverage in negotiating contracts with us. In addition, although we enter into master supply agreements with our customers, the level of business to be transacted under those agreements is not guaranteed. Instead, we are awarded business under those agreements on a project-by-project basis. Some of our customers have at times significantly reduced or delayed the volume of manufacturing services that they order from us. If we are unable to maintain our relationships with our existing significant customers, our business, financial condition and operating results could be harmed.

Consolidation in the markets we serve could harm our business, financial condition and operating results.

Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. For example, Cisco entered into an agreement in July 2019 to acquire Acacia Communications, Lumentum Holdings Inc. completed its acquisition of Oclaro, Inc. in December 2018, and II-VI Incorporated entered into an agreement in November 2018 to acquire Finisar Corporation. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers acquired the capacity to manufacture products in-house.

Consolidation among our customers and their customers will continue to adversely affect our business, financial condition and operating results in several ways. Consolidation among our customers and their customers may result in a smaller number of large customers whose size and purchasing power give them increased leverage that may result in, among other things, decreases in our average selling prices. In addition to pricing pressures, this consolidation may also reduce overall demand for our manufacturing services if customers obtain new capacity to manufacture products in-house or discontinue duplicate or competing product lines in order to streamline operations. If demand for our manufacturing services decreases, our business, financial condition and operating results could be harmed.

If the optical communications market does not expand as we expect, our business may not grow as fast as we expect, which could adversely impact our business, financial condition and operating results.

Revenues from optical communications products represented 74.8% and 72.9% of our total revenues for fiscal year 2019 and fiscal year 2018, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.

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

We provide manufacturing services to companies, and rely on suppliers, that have in the past and may in the future experience financial difficulty, particularly in light of uncertainty in the credit markets and the overall economy that affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. For example, in July 2014, one of our customers filed for bankruptcy protection under the Local Trade Court in France; although the bankruptcy of this customer did not have a significant effect on our consolidated financial statements, the same may not be the case if a significant customer were to file for bankruptcy protection in the future. As another example, another customer temporarily ceased operations in December 2018 and is currently on a payment plan with us. We have not recorded any impairment charges related to this customer but are continuing to monitor its situation. If our suppliers experience financial difficulty, we could have trouble sourcing materials necessary to fulfill production requirements and meet scheduled shipments. Any such financial difficulty could adversely affect our operating results and financial condition by resulting in a reduction in our revenues, a charge for inventory write-offs, a provision for doubtful accounts, and larger working capital requirements due to increased days in inventory and days in accounts receivable.

Fluctuations in foreign currency exchange rates and changes in governmental policies regarding foreign currencies could increase our operating costs, which would adversely affect our operating results.

Volatility in the functional and non-functional currencies of our entities and the U.S. dollar could seriously harm our business, financial condition, and operating results. The primary impact of currency exchange fluctuations is on our cash, receivables, and payables of our operating entities. We may experience significant unexpected losses from fluctuations in exchange rates. For example, in the three months ended March 29, 2019, we experienced a $3.1 million foreign exchange loss, which negatively affected our net income per share for the same period by $0.08.

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of June 28, 2019, the U.S. dollar had depreciated approximately 9.5% against the Thai baht since June 30, 2017. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.

Also, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of June 28, 2019, the U.S. dollar had depreciated approximately 0.6% against the RMB since June 30, 2017. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of June 28, 2019, the U.S. dollar had appreciated approximately 2.7% against the GBP since June 30, 2017. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.

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

We conduct operations in a number of countries, which creates logistical and communications challenges for us and exposes us to other risks and challenges that could harm our business, financial condition and operating results.

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

Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Total revenues from the bill-to-location of customers outside of North America accounted for 52.3%, 53.1%, and 53.4% of our total revenues for fiscal year 2019, fiscal year 2018 and fiscal year 2017, respectively. We expect that total revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:

•	compliance with a variety of domestic and foreign laws and regulations, including trade regulatory requirements;

•	periodic changes in a specific country’s or region’s economic conditions, such as recession;

•

unanticipated restrictions on our ability to sell to foreign customers where sales of products and the provision of services may require export licenses or are prohibited by government action (for example, in early 2018, the U.S. Department of Commerce prohibited the export and sale of a broad category of U.S. products, as well as the provision of services, to ZTE Corporation, and in 2019, to Huawei, both of which are customers of certain of our customers);

•	fluctuations in currency exchange rates;

•	inadequate protection of intellectual property rights in some countries; and

•

potential political, legal and economic instability, foreign conflicts, and the impact of regional and global infectious illnesses in the countries in which we and our customers and suppliers are located.

Our failure to manage the risks and challenges associated with our international operations could have a material adverse effect on our business.

We are subject to governmental export and import controls in several jurisdictions that subject us to a variety of risks, including liability, impairment of our ability to compete in international markets, and decreased sales and customer orders.

We are subject to governmental export and import controls in Thailand, the PRC, the United Kingdom and the United States that may limit our business opportunities. Various countries regulate the import of certain technologies and have enacted laws or taken actions that could limit (1) our ability to export or sell the products we manufacture and (2) our customers’ ability to export or sell products that we manufacture for them. The export of certain technologies from the United States, the United Kingdom and other nations to the PRC is barred by applicable export controls, and similar prohibitions could be extended to Thailand, thereby limiting our ability to manufacture certain products. Any change in export or import regulations or related legislation, shift in approach to the enforcement of existing regulations, or change in the countries, persons or technologies targeted by such regulations, could limit our ability to offer our manufacturing services to existing or potential customers, which could harm our business, financial condition and operating results.

For example, in May 2019, the U.S. Commerce Department’s Bureau of Industry and Security (BIS) added Huawei and certain affiliates to the BIS Entity List. This action denied Huawei the ability to purchase products, software and technology that are subject to U.S. Export Administration Regulations (EAR). Although we do not sell directly to Huawei, some of our customers do sell to Huawei directly. To ensure compliance, some of our customers immediately suspended shipments to Huawei in order to begin assessments of the products they sold to Huawei (and its affiliates), to determine whether these products were subject to the restrictions resulting from the ban. This had an immediate impact on our customer orders in the fourth quarter of fiscal 2019, which affected our revenue for the quarter. We expect this ban to continue to adversely affect orders from our customers for the foreseeable future.

We are subject to risks related to the ongoing U.S.-China trade dispute, including increased tariffs on materials that we use in manufacturing, which could adversely affect our business, financial condition and operating result.

The U.S. Presidential Administration recently imposed tariffs on a wide-range of products and goods manufactured in China that are directly or indirectly imported into the Unites States, and it has announced plans to impose additional tariffs on products and goods manufactured in China. In response, various countries and economic regions have announced plans or intentions to impose retaliatory tariffs on a wide-range of products they import from the United States. These newly imposed, announced and threatened U.S. tariffs and retaliatory tariffs could have the effect of increasing the cost of materials we use to manufacture certain products, which could result in lower margins. The tariffs could also result in disruptions to our supply chain, as suppliers struggle to fill orders from companies trying to purchase goods in bulk ahead of announced tariffs. The institution of trade tariffs both globally and between the U.S. and China specifically could also cause a decrease in the sales of our customers’ products to end users located in China, which could directly impact our revenues in the form of reduced orders. If existing tariffs are raised further or if new tariffs are imposed on additional categories of components used in our manufacturing activities, and if we are unable to pass on the costs of such tariffs to our customers, our operating results would be harmed.

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

The majority of our assets and manufacturing operations are located in Thailand. Therefore, political, social, business and economic conditions in Thailand have a significant effect on our business. In March 2019, Thailand was assessed as a medium-high overall risk by AON Political Risk, a risk management, insurance and consulting firm. Any changes to tax regimes, laws, exchange controls or political action in Thailand may harm our business, financial condition and operating results.

Thailand has a history of political unrest that includes the involvement of the military as an active participant in the ruling government. In recent years, political unrest in the country has sparked political demonstrations and, in some instances, violence. In March 2019, Thailand held its first general election since the Thai military took over the government in a coup in May 2014. In June 2019, General Prayut Chan-o-cha was elected as Prime Minister, and in July 2019, the new Prime Minister’s nominees for cabinet ministers were appointed. Any future political instability in the Kingdom of Thailand could prevent shipments from entering or leaving the country, disrupt our ability to manufacture products in Thailand, and force us to transfer our operations to more stable, and potentially more costly, regions.

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

We anticipate that we will continue to invest in our customized optics manufacturing facilities located in Fuzhou, China. Because these operations are located in the PRC, they are subject to greater political, legal and economic risks than the geographies in which the facilities of many of our competitors and customers are located. In particular, the political and economic climate in the PRC (both at national and regional levels) is fluid and unpredictable. In March 2019, AON Political Risk assessed the PRC as a medium overall risk. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to change further. Any changes to the political, legal or economic climate in the PRC could harm our business, financial condition and operating results.

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

We are subject to income and other taxes in Thailand, the PRC, the United Kingdom and the United States. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. Our U.S. federal and state tax returns remain open to examination for the tax years 2014 through 2017. In addition, tax returns that remain open to examination in Thailand, the PRC and the United Kingdom range from the tax years 2013 through 2018. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.

We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC, the United Kingdom and the United States. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Under the current laws of the Cayman Islands, we are not subject to tax in the Cayman Islands on income or capital gains until March 6, 2039.

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

The phase-out of the London Interbank Offered Rate (“LIBOR”) could affect interest rates under our existing credit facility agreement, as well as our ability to seek future debt financing.

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our credit facility agreement (“Facility Agreement”). In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. If LIBOR ceases to exist, we will need to agree upon a replacement index with the banks under our Facility Agreement, and certain of the interest rates under our Facility Agreement may change. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out. In addition, the transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR. The transition may also result in reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. Any such effects of the transition away from LIBOR, as well as other unforeseen effects, may result in expenses, difficulties, complications or delays in connection with future financing efforts, which could have a material adverse impact on our business, financial condition and results of operations.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we are able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of June 28, 2019, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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

The preparation of financial statements in accordance with U.S. GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets (including goodwill and intangible assets), liabilities and related reserves, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could result in corresponding changes to the amounts of assets, liabilities, revenues, expenses and income. Any such changes could have a material adverse effect on our business, financial condition and operating results.

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

We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of June 28, 2019 are primarily investments in a fixed income portfolio, including certificates of deposit, time deposits, corporate bonds and commercial papers, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.

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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 28, 2019, we did not record any impairment charges associated with our investment portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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

Our principal registered office is located at c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman, KYI-9005, Cayman Islands. We have facilities located in Thailand, the PRC, the United States, the United Kingdom and the Cayman Islands that are used for manufacturing and/or general administration purposes. The following table presents the approximate square footage of our principal facilities as of June 28, 2019:

Location	Owned/Leased	Approximate Square Footage

Pinehurst Campus, Bangkok, Thailand	Owned	1,028,000 square feet
Hemaraj Campus, Chonburi, Thailand	Owned	517,000 square feet
Fuzhou, Fujian, PRC	Leased(1)	300,000 square feet
Santa Clara, California, United States	Owned	72,000 square feet
Wiltshire, United Kingdom	Leased(2)	71,000 square feet
Mountain Lakes, New Jersey, United States	Leased(3)	28,000 square feet
Grand Cayman, Cayman Islands	Leased(4)	1,700 square feet

(1)	Buildings located at this facility have lease terms that expire on various dates: September 30, 2020, March 31, 2021, or September 30, 2023.
(2)	Leased until August 31, 2023.
(3)	Leased until June 30, 2020.
(4)	Leased until January 31, 2022.

ITEM 3.	LEGAL PROCEEDINGS.

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

Holders of Record

As of August 12, 2019, there were approximately 6 shareholders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

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

Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 18, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, at such time and such prices as management may decide. In February 2018 and May 2019, we announced that our board of directors approved increases of $30.0 million and $50.0 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $110.0 million. The repurchased shares will be held as treasury stock. During the year ended June 28, 2019, 100,000 shares were repurchased under the program, at an average price per share of $53.78, for an aggregate purchase price of $5.4 million. As of June 28, 2019, we had a remaining authorization to purchase up to an additional $62.2 million worth of our ordinary shares.

The following table summarizes share repurchase activity for the three months ended June 28, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
March 30, 2019 – April 26, 2019	—	$—	—	$12,220,607
April 27, 2019 – May 24, 2019	—	$—	—	$62,220,607
May 25, 2019 – June 28, 2019	—	$—	—	$62,220,607

Total	—	$—	—	$62,220,607

Equity Compensation Plan Information

The equity compensation plan information required by this item, which includes a summary of the number of outstanding equity awards granted to employees and directors, as well as the number of securities remaining available for future issuance, under our equity compensation plans as of June 28, 2019, is incorporated by reference to our Proxy Statement for our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 28, 2019.

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

The graph assumes that $100 was invested in Fabrinet’s ordinary shares and in each of the indices discussed above on June 27, 2014, and that all dividends were reinvested. Historic stock performance is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The selected financial data set forth below as of June 28, 2019 and June 29, 2018, and for the fiscal years ended June 28, 2019, June 29, 2018 and June 30, 2017 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data as of June 30, 2017, June 24, 2016 and June 26, 2015, and for the fiscal years ended June 30, 2017, June 24, 2016 and June 26, 2015 are derived from the audited consolidated financial statements not included in this Annual Report on Form 10-K. No retrospective accounting changes have impacted the periods presented. Each of the fiscal years in the table below consisted of 52 weeks, except fiscal year 2017, which consisted of 53 weeks. The results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Years Ended
(amount in thousands, except per share data)	June 28, 2019 (fiscal year 2019)	June 29, 2018 (fiscal year 2018)	June 30, 2017 (fiscal year 2017)	June 24, 2016 (fiscal year 2016)	June 26, 2015 (fiscal year 2015)
Selected Consolidated Statements of Operations Data:
Revenues	$1,584,335	$1,371,925	$1,420,490	$976,747	$773,587
Cost of revenues	(1,405,111)	(1,218,513)	(1,249,030)	(857,224)	(685,814)

Gross profit	179,224	153,412	171,460	119,523	87,773
Selling, general and administrative expenses	(55,067)	(57,812)	(65,626)	(49,753)	(39,460)
Other income related to flooding, net	—	—	—	36	—
Expenses related to reduction in workforce	(1,516)	(1,776)	—	—	(1,153)

Operating income	122,641	93,824	105,834	69,806	47,160
Interest income	6,699	3,925	1,977	1,535	1,253
Interest expense	(5,381)	(3,606)	(3,321)	(1,569)	(616)
Foreign exchange gain (loss), net	1,406	(6,587)	(1,142)	(1,916)	(19)
Other income (expense)	868	473	509	376	(152)

Income before income taxes	126,233	88,029	103,857	68,232	47,626
Income tax expense	(5,278)	(3,862)	(6,742)	(6,335)	(3,984)

Net income	120,955	84,167	97,115	61,897	43,642

Other comprehensive (loss) income, net of tax	(1,129)	(909)	(939)	635	(44)

Net comprehensive income	$119,826	$83,258	$96,176	$62,532	$43,598

Earnings per share:
Basic	$3.29	$2.26	$2.63	$1.73	$1.23
Diluted	$3.23	$2.21	$2.57	$1.68	$1.21
Weighted average number of ordinary shares outstanding (thousands of shares):
Basic	36,798	37,257	36,927	35,857	35,354
Diluted	37,415	38,035	37,852	36,872	35,984

	As of
(amount in thousands)	June 28, 2019	June 29, 2018	June 30, 2017	June 24, 2016	June 26, 2015
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$180,839	$158,102	$133,825	$142,804	$112,978
Short-term investments	$256,493	$174,269	$151,450	$141,709	$142,866
Restricted cash in connection with business acquisition	$—	$3,331	$3,312	$—	$—
Working capital (1)	$296,597	$284,440	$287,752	$205,592	$150,246
Total assets	$1,255,318	$1,088,018	$1,033,075	$855,857	$672,503
Current and long-term debt	$60,938	$64,188	$71,103	$60,407	$40,500
Total liabilities	$392,219	$347,079	$351,501	$301,438	$193,559
Total shareholders’ equity	$863,099	$740,939	$681,574	$554,419	$478,944

(1)	Working capital is defined as trade accounts receivable plus inventory, less trade accounts payable.

	Years Ended
(amount in thousands)	June 28, 2019	June 29, 2018	June 30, 2017	June 24, 2016	June 26, 2015
Selected Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$147,394	$138,080	$70,934	$47,088	$52,629
Net cash used in investing activities	$(98,067)	$(58,649)	$(90,556)	$(39,603)	$(195,499)
Net cash (used in) provided by financing activities	$(23,223)	$(54,106)	$13,432	$22,862	$22,537
Net increase (decrease) in cash, cash equivalents and restricted cash	$26,104	$25,325	$(6,190)	$30,347	$(120,333)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our expectation that the portion of our future revenues attributable to customers in regions outside of North America will increase compared with the portion of those revenues for fiscal year 2019;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2020 selling, general and administrative (“SG&A”) expenses will increase compared to our fiscal year 2019 SG&A expenses;

•

our expectation that our employee costs will increase in Thailand and the People’s Republic of China (“PRC”), including as a result of a recent change in labor protection law in Thailand that increases the required severance payment compensation for employees with 20 or more years of service;

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

Overview

We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products such as optical communication components, modules and sub-systems, industrial lasers, automotive components, medical devices and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and testing. Although we focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix,” we also have the capability to accommodate high-volume production. Based on our experience with and positive feedback from our customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers and automotive markets.

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

Fiscal years

We utilize a 52-53 week fiscal year ending on the Friday in June closest to June 30. Fiscal year 2019 ended on June 28, 2019 and consisted of 52 weeks. Fiscal year 2018 ended on June 29, 2018 and consisted of 52 weeks. Fiscal year 2017 ended on June 30, 2017 and consisted of 53 weeks.

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

Revenues, by percentage, from individual customers representing 10% or more of our total revenues in the respective periods were as follows:

	Years Ended
	June 28, 2019	June 29, 2018	June 30, 2017
Lumentum Operations LLC	20%	16%	17%

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

On June 30, 2018, we adopted Revenue from Contracts with Customers (Topic 606), which created Accounting Standards Codification Topic 606 (“ASC 606”), using the modified retrospective method applied to those contracts which were not completed as of June 29, 2018. The modified retrospective method requires us to recognize the cumulative effect of the adoption of ASC 606, for all contracts with customers, to the opening balance of equity at June 30, 2018. Accordingly, our comparative financial information as of June 29, 2018 has not been adjusted and continues to be reported under ASC 605, Revenue Recognition (“ASC 605”).

In accordance with the new revenue standard requirements, the impact of adoption of ASC 606 on our consolidated statements of operations and comprehensive income for the year ended June 28, 2019 was as follows:

Consolidated Statement of Operations and Comprehensive Income

For the Year Ended June 28, 2019
	Impact of Adopting ASC 606
(amount in thousands)	As Reported	Adjustment		Balance without ASC 606 Adoption
Revenues	$1,584,335	$(2,560	) (1)	$1,581,775
Cost of revenues	$(1,405,111)	$1,745	(2)	$(1,403,366)

Gross profit	$179,224	$(815	) (3)	$178,409

Net income	$120,955	$(825	) (3)	$120,130
Earnings per share
Basic	$3.29	$(0.02)		$3.27

Diluted	$3.23	$(0.02)		$3.21

(1)	Adjustment relates to certain manufacturing contracts with vendor-managed inventory arrangements for which revenue was recognized at shipping.
(2)	Adjustment relates to costs associated with revenue recognized.
(3)	Adjustment relates to net impact on net income upon adoption of ASC 606.

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

The percentage of our revenues generated from a bill-to-location outside of North America decreased from 53.1% in fiscal year 2018 to 52.3% in fiscal year 2019, which was partially due to a decrease in sales to our customers in Europe by 1.4%. Based on the short and medium term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside of North America will increase as compared with the portion of revenues attributable to such customers during fiscal year 2019.

The following table presents percentages of total revenues by geographic regions:

	Years Ended
	June 28, 2019	June 29, 2018	June 30, 2017
North America	47.7%	46.9%	46.6%
Asia-Pacific	38.4	37.8	38.0
Europe	13.9	15.3	15.4

	100.0%	100.0%	100.0%

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

During fiscal years 2019, 2018 and 2017, discretionary merit-based bonus awards were made to our non-executive employees. Charges included in cost of revenues for bonus awards to non-executive employees were $3.9 million, $3.5 million and $3.2 million for fiscal years 2019, 2018 and 2017, respectively.

Share-based compensation expense included in cost of revenues was $5.7 million, $6.8 million and $5.3 million for fiscal years 2019, 2018 and 2017, respectively.

We expect to incur incremental costs of revenue as a result of our planned expansion into new geographic markets, though we are not able to determine the amount of these incremental expenses.

Selling, General and Administrative Expenses

Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2020, we expect our SG&A expenses will increase compared with our fiscal year 2019 SG&A expenses.

The compensation committee of our board of directors approved a fiscal year 2019 executive incentive plan with quantitative objectives based solely on achieving certain revenue targets and non-U.S. GAAP gross margin targets for fiscal year 2019. Bonuses under the fiscal year 2019 executive incentive plan are payable after the end of fiscal year 2019. In fiscal year 2018, the compensation committee approved a fiscal year 2018 executive incentive plan with quantitative objectives that were based solely on achieving certain revenue targets and non-U.S. GAAP gross margin targets for fiscal year 2018. Because we did not achieve the targets under our fiscal year 2018 executive incentive plan, no bonuses were paid under such plan. Discretionary merit-based bonus awards are also available to our non-executive employees and payable on a quarterly basis.

Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $3.7 million, $0.5 million and $4.4 million for fiscal years 2019, 2018 and 2017, respectively.

Share-based compensation expense included in SG&A expenses was $11.5 million, $15.8 million and $21.2 million for fiscal years 2019, 2018 and 2017, respectively.

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

In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative instruments. We may enter into foreign currency exchange forward or option contracts to manage foreign currency exposures associated with certain assets and liabilities and other forecasted foreign currency transactions and may designate these instruments as hedging instruments. The forward and option contracts generally have maturities of up to 12 months. All foreign currency exchange contracts are recognized in the consolidated balance sheets at fair value. Gain or loss on our forward and option contracts generally offset the assets, liabilities, and transactions economically hedged.

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of June 28, 2019			As of June 29, 2018
(amount in thousands, except percentages)	Foreign Currency	$	%	Foreign Currency	$	%
Assets
Thai baht	664,860	$21,628	60.0	980,778	$29,568	60.7
RMB	53,393	7,767	21.5	18,455	2,789	5.7
GBP	5,270	6,682	18.5	12,514	16,392	33.6

Total		$36,077	100.0		$48,749	100.0

Liabilities
Thai baht	1,961,972	$63,825	90.0	1,401,473	$42,251	84.5
RMB	26,373	3,836	5.4	19,893	3,007	6.0
GBP	2,598	3,294	4.6	3,615	4,735	9.5

Total		$70,955	100.0		$49,993	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 28, 2019 there were $72.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 29, 2018 there were $7.0 million of foreign currency forward contracts and $30.0 million of foreign currency option contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of June 28, 2019 and June 29, 2018, we did not have any derivative contracts denominated in RMB.

The GBP assets represent cash, trade accounts receivable and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of June 28, 2019 and June 29, 2018, we did not have any derivative contracts denominated in GBP.

For fiscal years 2019 and 2018, we recorded an unrealized gain of $4.8 million and an unrealized loss of $1.7 million, respectively, related to derivatives that are not designated as hedging instruments in the consolidated statements of operations and comprehensive income.

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

Income Tax

Our effective tax rate is a function of the mix of tax rates in the various jurisdictions in which we do business. We are domiciled in the Cayman Islands. Under the current laws of the Cayman Islands, we are not subject to tax in the Cayman Islands on income or capital gains until March 6, 2039.

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

During fiscal year 2018, one of our subsidiaries in the United States generated taxable income sufficient for the utilization of loss carryforwards due to better operating performance and effective control of operating expenses and management determined that it was more likely than not that future taxable income would be sufficient to allow the benefit of the loss to be realized. As of June 29, 2018, we reversed certain deferred tax assets valuation allowance as management expected it was more likely than not that we would realize profits in subsequent fiscal years so that the loss carryforwards could be partially utilized. Consequently, as of June 28, 2019, we have assessed and set up a partial valuation allowance for the deferred tax assets at the same level as in fiscal year 2018.

The Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted on December 22, 2017 and provided for significant changes to U.S. tax law. Among other provisions, the Tax Reform Act reduced the U.S. corporate income tax rate to 21% effective in 2018. Under the Tax Reform Act, our U.S. subsidiaries were subject to an average Federal statutory tax rate of 27.6% for fiscal year 2018. Beginning in July 2019 and effective for fiscal year 2019, our U.S. subsidiaries’ corporate income tax rate was 21%.

During fiscal year 2019, we completed our assessment of the income tax effects resulting from the Tax Reform Act and we concluded that no cumulative remeasurement adjustments were required. During fiscal year 2018, we made certain provisional accounting estimates, as permitted under Staff Accounting Bulletin No. 118, to account for the impact of the Tax Reform Act. As of June 29, 2018, we applied the new corporate tax rate to compute our current income tax and remeasured our deferred tax assets and liabilities for all U.S. subsidiaries as of June 29, 2018 to reflect the lower rate expected to apply when these provisional accounting estimates were utilized. The remeasurement resulted in (1) a reduction in current income tax expenses of $0.1 million and (2) a reduction in deferred tax assets of $0.4 million.

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

Our critical accounting policies and the adoption of new accounting policies are disclosed in Note 2 – Summary of significant accounting policies. There were no changes to our accounting policies other than the adoption of Revenue from Contracts with Customers (Topic 606), which resulted from Accounting Standards Codification Topic 606 (“ASC 606”).

Revenue Recognition

On June 30, 2018, we adopted ASC 606 using the modified retrospective method, which was applied to those contracts which were not completed as of June 29, 2018. The modified retrospective method required us to recognize the cumulative effect of the adoption of ASC 606, for all contracts with customers, to the opening balance of equity at June 30, 2018.

We derive total revenues primarily from the assembly of products under supply agreements with our customers and the fabrication of customized optics and glass. We recognize revenue relating to contracts that depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which we expect to be entitled in exchange for such goods or services. In order to meet this requirement, we apply the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. Revenue is recognized net of any taxes collected from customers, which is subsequently remitted to governmental authorities.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligation is distinct within the context of the contract at contract inception. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct.

Sales of finished goods

We manufacture products that are customized to customers’ specifications; however, control of the products is typically transferred to the customer at the point in time the product is either shipped or delivered, depending on the terms of the arrangement, as the criteria for over time recognition are not met. On evaluation of the contracts, we identified that there were no contractual rights to bill profit for work in progress in the event of a contract termination, which is expected to be infrequent. Further, in limited circumstances, contracts provide for substantive acceptance by the customer, which results in the deferral of revenue until formal notice of acceptance is received from the customer. Judgment may be required in determining if an acceptance clause provides for substantive acceptance.

Certain customers may request us to store finished products at our warehouse where customers bear risks of loss themselves. In these instances, we receive a written request from the customer asking us to hold the inventory at our warehouse and refrain from using the ordered goods to fulfill other customer orders. In these situations, revenue is only recognized when the completed goods are ready for shipment and transferred to our warehouse.

Customers generally are obligated to purchase finished goods that we have manufactured according to their demand requirements. Materials that are not consumed by customers within a specified period of time, or are no longer required due to a product’s cancellation or end-of-life, are typically designated as excess or obsolete inventory under our contracts. Once materials are designated as either excess or obsolete inventory, customers are typically required to purchase such inventory from us even if the customer has chosen to cancel production of the related products. The excess or obsolete inventory is shipped to the customer and revenue is recognized upon shipment.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In determining the net consideration to which we expect to be entitled, we evaluate whether the price is subject to refund or adjustment. We generally do not grant return privileges, except for in the case of defective products during the warranty period. We generally provide a warranty of between one to five years on any given product. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue to work as specified.

The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved. We recognized revenue net of rebates and other similar allowances. Revenues are recognized only if these estimates can be reasonably and reliably determined. We base our estimates on historical results taking into consideration the type of customer, the type of transaction and the specifics of each arrangement.

Services

We provide services for customers that are related to our manufacturing activities. In many cases, although the nature of work performed is service in nature, revenue is only recognizable on shipping of the product because the customer has specific requirements as to how many items can be shipped at any given point in time, i.e. at point-in-time. The related costs are expensed as incurred.

Long-Lived Assets

We review property, plant and equipment for impairment on a quarterly basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or assets group exceeds its fair value. Recoverability of property and equipment is measured by comparing its carrying amount to the projected undiscounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment exceeds its fair value.

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

Inventory Valuation

Our inventory is stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments, and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand on a quarterly basis and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or the financial positions of our customers or changes in economic conditions may require additional provisions for inventory due to our customers’ inability to fulfill their contractual obligations. During fiscal year 2019 and fiscal year 2018, a change of 10% for excess and obsolete materials, based on product demand and production requirements from our customers, would have affected our net income by approximately $0.2 million and $0.3 million, respectively.

Deferred Income Taxes

Our deferred income tax assets represent temporary differences between the carrying amount and the tax basis of existing assets and liabilities that will result in deductible and payable amounts in future years, including net operating loss carry forwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize these deferred income tax assets. Our judgments regarding future profitability may change depending on future market conditions, changes in U.S. or international tax laws, or other factors. If these estimates and related assumptions change in the future, we may be required to increase or decrease our valuation allowance against the deferred tax assets, resulting in additional or lesser income tax expense. During fiscal year 2018, one of our subsidiaries in the United States generated taxable income sufficient for the utilization of loss carryforwards due to better operating performance and effective control of operating expenses and management determined that it was more likely than not that future taxable income would be sufficient to allow the benefit of the loss to be realized. As of June 29, 2018, we reversed certain deferred tax assets valuation allowance as management expected it was more likely than not that we would realize profits in subsequent fiscal years so that the loss carryforwards could be partially utilized. Consequently, as of June 28, 2019, we have assessed and set up a partial valuation allowance for the deferred tax assets at the same level as in fiscal year 2018.

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

	Years Ended
(amount in thousands)	June 28, 2019	June 29, 2018	June 30, 2017
Revenues	$1,584,335	$1,371,925	$1,420,490
Cost of revenues	(1,405,111)	(1,218,513)	(1,249,030)

Gross profit	179,224	153,412	171,460
Selling, general and administrative expenses	(55,067)	(57,812)	(65,626)
Expenses related to reduction in workforce	(1,516)	(1,776)	—

Operating income	122,641	93,824	105,834
Interest income	6,699	3,925	1,977
Interest expense	(5,381)	(3,606)	(3,321)
Foreign exchange gain (loss), net	1,406	(6,587)	(1,142)
Other income, net	868	473	509

Income before income taxes	126,233	88,029	103,857
Income tax expense	(5,278)	(3,862)	(6,742)

Net income	120,955	84,167	97,115
Other comprehensive (loss) income, net of tax	(1,129)	(909)	(939)

Net comprehensive income	$119,826	$83,258	$96,176

The following table sets forth a summary of our consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Years Ended
	June 28, 2019	June 29, 2018	June 30, 2017
Revenues	100.0%	100.0%	100.0%
Cost of revenues	(88.7)	(88.8)	(87.9)

Gross profit	11.3	11.2	12.1
Selling, general and administrative expenses	(3.5)	(4.2)	(4.6)
Expenses related to reduction in workforce	(0.1)	(0.1)	—

Operating income	7.7	6.9	7.5
Interest income	0.4	0.3	0.1
Interest expense	(0.3)	(0.3)	(0.2)
Foreign exchange gain (loss), net	0.1	(0.5)	(0.1)
Other income, net	0.0	0.1	0.0

Income before income taxes	7.9	6.5	7.3
Income tax expense	(0.3)	(0.3)	(0.5)

Net income	7.6	6.2	6.8
Other comprehensive (loss) income, net of tax	0.0	(0.1)	(0.1)

Net comprehensive income	7.6%	6.1%	6.7%

The following table sets forth our revenues by end market for the periods indicated.

	Years Ended
(amount in thousands)	June 28, 2019	June 29, 2018	June 30, 2017
Optical communications	$1,184,936	$1,000,256	$1,108,637
Lasers, sensors, and other	399,399	371,669	311,853

Total	$1,584,335	$1,371,925	$1,420,490

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

We utilize a 52-53 week fiscal year ending on the Friday in June closest to June 30. Fiscal year 2019 ended on June 28, 2019 and consisted of 52 weeks. Fiscal year 2018 ended on June 29, 2018 and consisted of 52 weeks. Fiscal year 2017 ended on June 30, 2017 and consisted of 53 weeks.

Comparison of Fiscal Year 2019 with Fiscal Year 2018

Total revenues. Our total revenues increased by $212.4 million, or 15.5%, to $1.58 billion for fiscal year 2019, compared with $1.37 billion for fiscal year 2018. This increase was primarily due to an increase in customers’ demand for optical communications manufacturing services, particularly telecom manufacturing services, for fiscal year 2019. Revenues from optical communications products represented 74.8% of our total revenues for fiscal year 2019, compared with 72.9% for fiscal year 2018.

Cost of revenues. Our cost of revenues increased by $186.6 million, or 15.3%, to $1.41 billion, or 88.7% of total revenues, for fiscal year 2019, compared with $1.22 billion, or 88.8% of total revenues, for fiscal year 2018. The increase in cost of revenues was primarily due to a proportional increase in sales volume.

Gross profit. Our gross profit increased by $25.8 million, or 16.8%, to $179.2 million, or 11.3% of total revenues, for fiscal year 2019, compared with $153.4 million, or 11.2% of total revenues, for fiscal year 2018. The increase in gross profit percentage in fiscal year 2019 was due to higher revenue and fixed costs leverage.

SG&A expenses. Our SG&A expenses decreased by $2.7 million, or 4.7%, to $55.1 million, or 3.5% of total revenues, for fiscal year 2019, compared with $57.8 million, or 4.2% of total revenues, for fiscal year 2018. Our SG&A expenses decreased during fiscal year 2019, compared with fiscal year 2018, mainly due to (1) a decrease in share-based compensation expenses of $4.3 million because we did not expect to achieve the pre-defined performance targets for vesting of certain performance-based restricted share units awarded under our 2017 Inducement Equity Incentive Plan and (2) a decrease in executive severance payments of $2.1 million and a decrease in key executive benefits of $1.8 million in connection with the transition of the Executive Chairman of our board of directors to non-executive Chairman during fiscal year 2018. The decrease was offset by (1) an increase of $2.4 million in executive cash bonuses under our fiscal year 2019 executive incentive plan due to our expectation that certain pre-defined revenue targets and non-U.S. GAAP gross margin targets would be achieved; (2) an increase in severance payment of $1.0 million in connection with non-executive management separations; (3) an increase in public company cost of $0.6 million; and (4) an increase in severance liability expense of $0.4 million due to an increase in headcount as well as a change in labor protection law in Thailand that increased the required severance payment compensation for employees with 20 or more years of service from 300 days of wage to 400 days of wage.

Operating income. Our operating income increased by $28.8 million to $122.6 million, or 7.7% of total revenues, for fiscal year 2019, compared with $93.8 million, or 6.9% of total revenues, for fiscal year 2018.

Interest income. Our interest income increased by $2.8 million to $6.7 million for fiscal year 2019, compared with $3.9 million for fiscal year 2018. The increase was primarily due to the higher weighted average interest rate compared to the same period in the last year and an increase in the average balance of our outstanding cash and cash equivalents and short-term investments.

Interest expense. Our interest expense increased by $1.8 million to $5.4 million for fiscal year 2019, compared with $3.6 million for fiscal year 2018. The increase was due to (1) unrealized loss of $2.6 million from mark-to-market of interest rate swap related to our term loan; and (2) an increase of $0.5 million from the increase in the fixed interest rate from interest rate swap. The increase was offset by (1) the amortization and write off of deferred debt issuance costs from loan borrowing paid up in fiscal year 2018 of $1.0 million; and (2) a decrease in loan commitment fee of $0.3 million.

Foreign exchange gain (loss), net. We recorded foreign exchange gain, net of $1.4 million for fiscal year 2019, compared with foreign exchange loss, net of $6.6 million for fiscal year 2018. The foreign exchange gain for fiscal year 2019 was mainly due to unrealized gain of $4.8 million for mark-to-market of forward contracts related to hedging of Thai baht spending, compared to unrealized loss of $2.6 million in fiscal year 2018. Moreover, we recorded realized foreign exchange loss from receipts and payments of $4.6 million in fiscal year 2018.

Income before income taxes. We recorded income before income taxes of $126.2 million for fiscal year 2019, compared with $88.0 million for fiscal year 2018.

Income tax expense. Our provision for income tax reflects an effective tax rate of 4.6% for fiscal year 2019 and 5.0% for fiscal year 2018.

Net income. We recorded net income of $121.0 million, or 7.6% of total revenues, for fiscal year 2019, compared with net income of $84.2 million, or 6.2% of total revenues, for fiscal year 2018.

Other comprehensive loss. Our other comprehensive loss increased by $0.2 million to $1.1 million for fiscal year 2019 compared with $0.9 million for fiscal year 2018.

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

SG&A expenses. Our SG&A expenses decreased by $7.8 million, or 11.9%, to $57.8 million, or 4.2% of total revenues, for fiscal year 2018, compared with $65.6 million, or 4.6% of total revenues, for fiscal year 2017. Our SG&A expenses decreased during fiscal year 2018, compared with fiscal year 2017, mainly due to (1) decreases in incentive-based compensation of $9.2 million because we did not achieve the targets under our fiscal year 2018 executive incentive plan, and expenses related to merger and acquisition activities of $1.7 million because we did not acquire any businesses during fiscal year 2018; partially offset by (2) an increase related to a payment of $2.1 million in severance during fiscal year 2018 to the Executive Chairman of our board of directors in connection with his transition to non-executive Chairman of our board of directors.

Operating income. Our operating income decreased by $12.0 million to $93.8 million, or 6.8% of total revenues, for fiscal year 2018, compared with $105.8 million, or 7.5% of total revenues, for fiscal year 2017.

Interest income. Our interest income increased by $1.9 million to $3.9 million for fiscal year 2018, compared with $2.0 million for fiscal year 2017. The increase was primarily due to an increase in our average outstanding cash and short-term investments balances and interest rates.

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

Liquidity and Capital Resources

Cash Flows and Working Capital

We primarily finance our operations through cash flow from operating activities. As of June 28, 2019 and June 29, 2018, we had cash, cash equivalents, and short-term investments of $437.3 million and $332.4 million, respectively, and outstanding debt of $60.9 million and $64.2 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents for fiscal year 2019, fiscal year 2018 and fiscal year 2017 was 1.9%, 0.8% and 0.6%, respectively.

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

During fiscal year 2019, we repaid a term loan of $3.3 million under our Facility Agreement. As of June 28, 2019, we had long-term borrowing of $60.9 million under our Facility Agreement. We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held investments in short-term marketable securities, liquidity funds, certificates of deposit and time deposits of $256.5 million as of June 28, 2019.

We believe that our current cash, cash equivalents, marketable securities, cash flow from operations, and funds available through our credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the 12 months following the filing of this Annual Report on Form 10-K. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Item 1A of this Annual Report on Form 10-K.

We also believe that our current manufacturing capacity is sufficient to meet our anticipated production requirements for at least the next few quarters.

The following table shows our cash flows for the periods indicated:

	Years Ended
(amount in thousands)	June 28, 2019	June 29, 2018	June 30, 2017
Net cash provided by operating activities	$147,394	$138,080	$70,934
Net cash used in investing activities	$(98,067)	$(58,649)	$(90,556)
Net cash (used in) provided by financing activities	$(23,223)	$(54,106)	$13,432
Net increase (decrease) in cash, cash equivalents and restricted cash	$26,104	$25,325	$(6,190)
Cash, cash equivalents and restricted cash, beginning of period	$161,433	$137,137	$142,804
Cash, cash equivalents and restricted cash, end of period	$188,241	$161,433	$137,137

Operating Activities

Net cash provided by operating activities increased by $9.3 million, or 6.7%, to $147.4 million for fiscal year 2019, compared with net cash provided by operating activities of $138.1 million for fiscal year 2018 due to better working capital management. This increase was due to an increase in net income of $36.8 million and a decrease in cash paid to settle accounts payable of $35.3 million. These increases in cash were offset by a decrease in cash receipts related to the timing of collection of trade accounts receivable of $31.3 million, an increase in gain on exchange rate and fair value of derivative instruments of $11.2 million, an increase in ending inventories intended for sale in future quarters of $24.6 million and a decrease in share-based compensation of $5.4 million.

Net cash provided by operating activities increased by $67.1 million, or 94.7%, to $138.1 million for fiscal year 2018, compared with net cash provided by operating activities of $70.9 million for fiscal year 2017 due to better working capital management. This increase was due to an increase in cash received from trade accounts receivable of $82.0 million and a decrease in ending inventories of $34.4 million. These were offset by decreases in net income of $12.9 million and cash paid to trade accounts payable of $34.8 million.

Investing Activities

Net cash used in investing activities increased by $39.4 million, or 67.2%, to $98.1 million for fiscal year 2019, compared with net cash used in investing activities of $58.6 million for fiscal year 2018. The increase was primarily due to a net increase in investment in short-term investments of $56.0 million, offset by a decrease of $16.5 million in the purchase of property, plant and equipment and intangible assets.

Net cash used in investing activities decreased by $31.9 million, or 35.2%, to $58.6 million for fiscal year 2018, compared with net cash used in investing activities of $90.6 million for fiscal year 2017. The decrease was primarily due to a decrease of $34.4 million in the purchase of property, plant and equipment as the construction of our new facility in Chonburi, Thailand was completed in March 2017 and there was no significant purchase of property, plant and equipment during fiscal year 2018, and a decrease of $9.9 million related to merger and acquisition activities because we did not acquire any businesses during fiscal year 2018. These decreases were offset by a net increase in investment in marketable securities of $12.9 million.

Financing Activities

Net cash used in financing activities decreased by $30.9 million, or 57.1%, to $23.2 million for fiscal year 2019, compared with net cash provided by financing activities of $54.1 million for fiscal year 2018. This decrease was primarily due to a decrease in cash paid for the repurchase of ordinary shares of $37.0 million and a decrease in cash paid for long-term loans of $8.0 million. These were offset by (1) an increase in cash paid for withholding tax related to net share settlement of restricted share units of $5.1 million, (2) a decrease in cash received from short-term loans from bank of $5.0 million, and (3) the release of restricted cash in connection with a business acquisition of $3.5 million.

Net cash used in financing activities increased by $67.5 million, or 502.8%, to $54.1 million for fiscal year 2018, compared with net cash provided by financing activities of $13.4 million for fiscal year 2017. This increase was primarily due to (1) an increase in cash paid for repurchase of ordinary shares of $42.4 million, (2) a decrease in cash received from short-term loans of $22.5 million, (3) an increase in cash paid for withholding tax related to net share settlement of restricted share units of $4.1million, and (4) a decrease in cash received from the issuance of ordinary shares under our employee share option plans of $4.5 million. These were offset by a decrease in repayment of long-term loans of $6.9 million.

Contractual Obligations

The following table sets forth certain of our contractual obligations as of June 28, 2019:

	Payments Due by Period
(amount in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$60,938	$3,250	$6,500	$51,188	$—
Interest expense obligation (1)	8,563	2,383	4,340	1,840	—
Capital lease obligations	500	398	102	—	—
Operating lease obligations	5,709	1,746	2,561	1,402	—
Severance liabilities (2)	15,473	840	2,255	2,260	10,118
Provision for uncertain income tax position	2,100	931	913	256	—

Total	$93,283	$9,548	$16,671	$56,946	$10,118

(1)

Interest expense obligation reflects the interest rate on long-term debt obligation as of June 28, 2019. The interest rates ranged between 3.6% and 4.0%. For further discussion of long-term and short-term debt obligations, see Note 15 of our audited consolidated financial statements.

(2)	Severance liabilities as of June 28, 2019 are determined based on management assumptions. See Note 16 of our audited consolidated financial statements.

As of June 28, 2019, our long-term debt obligations consisted of approximately $60.9 million outstanding under a loan agreement. The loan prescribes maximum ratios of total leverage and minimum levels of debt service coverage ratios (i.e., earnings before interest expenses and depreciation and amortization plus cash on hand minus short-term debts divided by current portion of long-term debts plus interest expenses). These financial ratio covenants could restrict our ability to incur additional indebtedness and limit our ability to use our cash. Our long-term debt obligation also includes customary events of default.

As of June 28, 2019, we were in compliance with our long-term loan agreements. Nonetheless, in the event of a default on these loans or a breach of a financial ratio covenant, the lenders may immediately cancel the loan agreements, deem the full amount of the outstanding indebtedness immediately due and payable; charge us interest on a monthly basis on the full amount of the outstanding indebtedness and, if we cannot repay all of our outstanding obligations, sell the assets pledged as collateral for the loans in order to fulfill our obligations to the lenders. We may also be held responsible for any damages and related expenses incurred by the lender as a result of any default.

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

On February 26, 2015, we entered into the Second Amendment to the Facility Agreement, which extended the availability period for draws on the term loan facility from May 21, 2015 to July 31, 2015 and allowed us, upon the satisfaction of certain conditions, to designate from time to time one or more of Fabrinet’s subsidiaries as borrowers under the Facility Agreement. On July 31, 2015, we entered into the Third Amendment to the Facility Agreement, which extended the availability period for draws on the term loan facility from July 31, 2015 to July 31, 2016. On July 22, 2016, we entered into the Fourth Amendment to the Facility Agreement to change the timing of filing certain financial information with the bank.

On June 4, 2018, we entered into the Fifth Amendment to the Facility Agreement to (1) reduce the revolving commitments thereunder from $150.0 million to $25.0 million, (2) extend the termination date of the revolving commitments from May 22, 2019 to June 4, 2023, (3) refinance the then-existing term loan and revolving loans under the Facility Agreement into a $65.0 million term loan that matures on June 4, 2023, and (4) reduce the applicable interest rate margins and commitment fees. The revolving loan facility contains an accordion feature permitting us to request an increase in the facility up to $200.0 million subject to customary terms and conditions and provided that no default or event of default exists at the time of request. The revolving loan facility terminates and all amounts outstanding are due and payable in full on June 4, 2023. The principal amount of any drawn term loans must be repaid according to the scheduled quarterly amortization payments, with final payment of all amounts outstanding, plus accrued interest, being due June 4, 2023.

As of June 28, 2019, $60.9 million of the term loan was outstanding under the Facility Agreement and there were available revolving credit facilities of $25.0 million.

As of June 28, 2019, we also had certain operating lease arrangements in which the lease payments are calculated using the straight-line method. Our rental expenses under these leases were $1.9 million, $1.8 million and $1.7 million for fiscal year 2019, fiscal year 2018 and fiscal year 2017, respectively.

Capital Expenditures

The following table sets forth our capital expenditures, which include amounts for which payments have been accrued, for the periods indicated.

	Years Ended
(amount in thousands)	June 28, 2019	June 29, 2018	June 30, 2017
Capital expenditures	$20,834	$30,535	$56,194

Our capital expenditures for fiscal year 2019, fiscal year 2018 and fiscal year 2017 principally related to investment in our new facilities in Thailand and the United States. During fiscal year 2019, we purchased additional equipment to continue to support the expansion of our manufacturing facilities in Thailand. During fiscal year 2018, we purchased additional equipment to continue to support the expansion of our manufacturing facilities in Thailand and the United Kingdom. During fiscal year 2017, we purchased equipment and entered into an agreement to purchase an additional parcel of land in Chonburi, to support the expansion of our manufacturing operations in Thailand, which was fully paid for during fiscal year 2018. During fiscal year 2020, we expect our capital expenditures to increase compared to fiscal year 2019 mainly related to investment in existing and new manufacturing facilities.

Off-Balance Sheet Commitments and Arrangements

As of June 28, 2019, we had an outstanding standby letter of credit of 6.0 million Euros related to our support of a customer with the transfer of certain manufacturing operations from Berlin, Germany to our facilities in Thailand. As of June 28, 2019, the standby letter of credit was backed by cash collateral of $7.4 million.

Recent Accounting Pronouncements

See Note 2 of the Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

We had cash, cash equivalents, and short-term investments totaling $437.3 million, $332.4 million and $285.3 million, as of June 28, 2019, June 29, 2018 and June 30, 2017, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during fiscal year 2019, fiscal year 2018 and fiscal year 2017, our interest income would have decreased by approximately $0.3 million, $0.3 million and $0.3 million, respectively, assuming consistent investment levels.

We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (“LIBOR”), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during fiscal year 2019, fiscal year 2018 and fiscal year 2017, our interest expense would have increased by approximately $0.6 million, $0.6 million and $0.8 million, respectively, assuming consistent borrowing levels.

We therefore entered into an interest rate swap agreement (the “Swap Agreement”) to manage this risk and increase the profile of our debt obligation. The terms of the Swap Agreement allow us to effectively convert the floating interest rate to a fixed interest rate. This locks the variable interest expenses associated with our floating rate borrowings and results in fixed interest expenses that are unsusceptible to market rate increase. As we did not designate the Swap Agreement as a hedging instrument, the net position of gain or loss from the Swap Agreement is recognized as interest expense in the consolidated statements of operations and comprehensive income.

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

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. We recognized an unrealized gain of $4.8 million, unrealized loss of $1.7 million and unrealized gain of $0.02 million in the consolidated statements of operations and comprehensive income during fiscal year 2019, fiscal year 2018 and fiscal year 2017, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, RMB and GBP would have resulted in a decrease in our net dollar position of approximately $0.4 million, $0.9 million and $4.8 million as of June 28, 2019, June 29, 2018 and June 30, 2017, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.

Credit Risk

Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of June 28, 2019 and June 29, 2018, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. As of June 28, 2019 and June 29, 2018, our short-term investments were held in various financial institutions with a maturity limit not to exceed three years, and all securities were rated A1, P-1, F1, or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements of Fabrinet

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Fabrinet

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Fabrinet and its subsidiaries (the “Company”) as of June 28, 2019 and June 29, 2018, and the related consolidated statements of operations and comprehensive income, consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for each of the three years in the period ended June 28, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 28, 2019 and June 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 28, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers ABAS Ltd.

Bangkok, Thailand

August 20, 2019

We have served as the Company’s auditor since 1999.

FABRINET

CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data and par value)	June 28, 2019	June 29, 2018
Assets
Current assets
Cash and cash equivalents	$180,839	$158,102
Restricted cash in connection with business acquisition	—	3,331
Short-term investments	256,493	174,269
Trade accounts receivable, net	260,602	246,912
Contract assets	12,447	—
Inventory, net	293,612	257,687
Prepaid expenses	8,827	8,061
Other current assets	11,015	5,948

Total current assets	1,023,835	854,310

Non-current assets
Long-term restricted cash	7,402	—
Property, plant and equipment, net	210,686	219,640
Intangibles, net	3,887	4,880
Goodwill	3,705	3,828
Deferred tax assets	5,679	5,280
Other non-current assets	124	80

Total non-current assets	231,483	233,708

Total Assets	$1,255,318	$1,088,018

Liabilities and Shareholders’ Equity
Current liabilities
Bank borrowings	$3,250	$3,250
Trade accounts payable	257,617	220,159
Contract liabilities	2,239	—
Capital lease liability, current portion	398	451
Income tax payable	1,801	709
Deferred liability in connection with business acquisition	—	3,331
Accrued payroll, bonus and related expenses	16,510	13,476
Accrued expenses	8,997	9,013
Other payables	22,236	19,728

Total current liabilities	313,048	270,117

Non-current liabilities
Long-term loan from bank	57,688	60,938
Deferred tax liability	3,561	2,284
Capital lease liability, non-current portion	102	516
Severance liabilities	15,209	10,162
Other non-current liabilities	2,611	3,062

Total non-current liabilities	79,171	76,962

Total Liabilities	392,219	347,079

Commitments and contingencies (Note 21)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of June 28, 2019 and June 29, 2018)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 38,230,753 shares and 37,723,733 shares issued as of June 28, 2019 and June 29, 2018, respectively; and 36,841,650 shares and 36,434,630 shares outstanding as of June 28, 2019 and June 29, 2018, respectively)	382	377
Additional paid-in capital	158,299	151,797
Less: Treasury shares (1,389,103 shares and 1,289,103 shares as of June 28, 2019 and June 29, 2018, respectively)	(47,779)	(42,401)
Accumulated other comprehensive loss	(2,386)	(1,257)
Retained earnings	754,583	632,423

Total Shareholders’ Equity	863,099	740,939

Total Liabilities and Shareholders’ Equity	$1,255,318	$1,088,018

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended
(in thousands of U.S. dollars, except per share data)	June 28, 2019	June 29, 2018	June 30, 2017
Revenues	$1,584,335	$1,371,925	$1,420,490
Cost of revenues	(1,405,111)	(1,218,513)	(1,249,030)

Gross profit	179,224	153,412	171,460
Selling, general and administrative expenses	(55,067)	(57,812)	(65,626)
Expenses related to reduction in workforce	(1,516)	(1,776)	—

Operating income	122,641	93,824	105,834
Interest income	6,699	3,925	1,977
Interest expense	(5,381)	(3,606)	(3,321)
Foreign exchange gain (loss), net	1,406	(6,587)	(1,142)
Other income, net	868	473	509

Income before income taxes	126,233	88,029	103,857
Income tax expense	(5,278)	(3,862)	(6,742)

Net income	120,955	84,167	97,115

Other comprehensive loss, net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	2,043	(1,019)	(471)
Change in net unrealized loss on derivative instruments	(1)	(1)	(158)
Change in retirement benefits plan – prior service cost	(2,537)	—	—
Change in foreign currency translation adjustment	(634)	111	(310)

Total other comprehensive loss, net of tax	(1,129)	(909)	(939)

Net comprehensive income	$119,826	$83,258	$96,176

Earnings per share
Basic	$3.29	$2.26	$2.63
Diluted	$3.23	$2.21	$2.57

Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	36,798	37,257	36,927
Diluted	37,415	38,035	37,852

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balances at June 24, 2016	36,156,446	362	102,325	—	591	451,141	554,419
Net income	—	—	—	—	—	97,115	97,115
Other comprehensive loss	—	—	—	—	(939)	—	(939)
Share-based compensation	—	—	26,507	—	—	—	26,507
Issuance of ordinary shares	1,184,050	11	5,886	—	—	—	5,897
Tax withholdings related to net share settlement of restricted share units	—	—	(1,425)	—	—	—	(1,425)

Balances at June 30, 2017	37,340,496	373	133,293	—	(348)	548,256	681,574
Net income	—	—	—	—	—	84,167	84,167
Other comprehensive loss	—	—	—	—	(909)	—	(909)
Share-based compensation	—	—	22,581	—	—	—	22,581
Issuance of ordinary shares	383,237	4	1,432	—	—	—	1,436
Repurchase of 1,289,103 shares held as treasury shares	—	—	—	(42,401)	—	—	(42,401)
Tax withholdings related to net share settlement of restricted share units	—	—	(5,509)	—	—	—	(5,509)

Balances at June 29, 2018	37,723,733	377	151,797	(42,401)	(1,257)	632,423	740,939
Net income	—	—	—	—	—	120,955	120,955
Other comprehensive loss	—	—	—	—	(1,129)	—	(1,129)
Cumulative effect adjustment from adoption of ASC 606	—	—	—	—	—	1,205	1,205
Share-based compensation	—	—	17,157	—	—	—	17,157
Issuance of ordinary shares	507,020	5	(6)	—	—	—	(1)
Repurchase of 100,000 shares held as treasury shares	—	—	—	(5,378)	—	—	(5,378)
Tax withholdings related to net share settlement of restricted share units	—	—	(10,649)	—	—	—	(10,649)

Balances at June 28, 2019	38,230,753	382	158,299	(47,779)	(2,386)	754,583	863,099

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands of U. S. dollars)	June 28, 2019	June 29, 2018	June 30, 2017

Cash flows from operating activities
Net income	$120,955	$84,167	$97,115
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	29,944	29,087	23,793
(Gain) loss on disposal and impairment of property, plant and equipment	(4)	18	(30)
Loss on disposal of intangibles	149	447	—
Loss from sales and maturities of available-for-sale securities	135	364	822
Amortization of investment discount	(592)	(506)	(193)
Amortization of deferred debt issuance costs	—	994	1,396
Allowance for doubtful accounts (reversal)	36	(23)	(1)
Unrealized (gain) loss on exchange rate and fair value of derivative	(6,980)	4,222	1,884
Share-based compensation	17,157	22,581	26,507
Deferred income tax	879	(2,074)	754
Severance liabilities	3,343	1,801	1,519
Other non-cash expenses	(450)	332	654
(Reversal of) Inventory obsolescence	(563)	(436)	42
Changes in operating assets and liabilities
Trade accounts receivable	(13,494)	17,852	(64,142)
Contract assets	(2,570)	—	—
Inventory	(44,035)	(19,432)	(53,802)
Other current assets and non-current assets	(186)	(4,464)	(2,231)
Trade accounts payable	38,807	3,502	38,293
Contract liabilities	2,239	—	—
Income tax payable	1,092	(1,267)	(67)
Other current liabilities and non-current liabilities	1,532	915	(1,379)

Net cash provided by operating activities	147,394	138,080	70,934

Cash flows from investing activities
Purchase of short-term investments	(233,080)	(152,908)	(122,778)
Proceeds from sales of short-term investments	99,142	61,795	39,578
Proceeds from maturities of short-term investments	54,215	67,417	72,361
Payments in connection with business acquisition, net of cash acquired	—	—	(9,917)
Purchase of property, plant and equipment	(18,661)	(33,825)	(68,262)
Proceeds from disposal of property, plant and equipment	599	449	230
Purchase of intangibles	(282)	(1,577)	(1,768)

Net cash used in investing activities	(98,067)	(58,649)	(90,556)

Cash flows from financing activities
Proceeds of short-term loan from bank	—	5,000	27,500
Repayment of short-term loan from bank	—	(1,003)	(157)
Repayment of long-term loan from bank	(3,250)	(11,212)	(18,100)
Proceeds from issuance of ordinary shares under employee share option plan	—	1,436	5,890
Repayment of capital lease liability	(468)	(417)	(276)
Repurchase of ordinary shares	(5,378)	(42,401)	—
Release of restricted cash held in connection with business acquisition	(3,478)	—	—
Withholding tax related to net share settlement of restricted share units	(10,649)	(5,509)	(1,425)

Net cash (used in) provided by financing activities	(23,223)	(54,106)	13,432

Net increase (decrease) in cash, cash equivalents and restricted cash	$26,104	$25,325	$(6,190)

FABRINET

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended
(in thousands of U. S. dollars)	June 28, 2019	June 29, 2018	June 30, 2017

Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	$161,433	$137,137	$142,804
Increase (decrease) in cash, cash equivalents and restricted cash	26,104	25,325	(6,190)
Effect of exchange rate on cash, cash equivalents and restricted cash	704	(1,029)	523

Cash, cash equivalents and restricted cash at end of period	$188,241	$161,433	$137,137

Supplemental disclosures
Cash paid for
Interest	$2,605	$2,219	$1,924
Taxes	$7,637	$1,352	$5,218
Cash received for interest	$5,811	$3,945	$1,753

Non-cash investing and financing activities
Construction, software and equipment related payables	$7,317	$5,144	$8,434

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sums to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
(amount in thousands)	June 28, 2019	June 29, 2018	June 30, 2017
Cash and cash equivalents	$180,839	$158,102	$133,825
Restricted cash	7,402	3,331	3,312

Cash, cash equivalents and restricted cash	$188,241	$161,433	$137,137

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

The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products, such as optical communication components, modules and sub-systems, industrial lasers, automotive components, medical devices and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and testing. The Company focuses primarily on the production of low-volume, high-mix products. The principal subsidiaries of Fabrinet include Fabrinet Co., Ltd. (“Fabrinet Thailand”), Casix, Inc. (“Casix”), Fabrinet West, Inc. (“Fabrinet West”) and Fabrinet UK Limited (“Fabrinet UK”).

2.	Summary of significant accounting policies

Principles of consolidation

The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. Fiscal year 2019 ended on June 28, 2019 and consisted of 52 weeks. Fiscal year 2018 ended on June 29, 2018 and consisted of 52 weeks. Fiscal year 2017 ended on June 30, 2017 and consisted of 53 weeks.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and include Fabrinet and its subsidiaries. All inter-company accounts and transactions have been eliminated.

On September 14, 2016, the Company acquired Global CEM Solutions, Ltd. and all of its subsidiaries (collectively, “Fabrinet UK”), a privately-held group located in Wiltshire, United Kingdom. The consolidated financial statements of the Company include the financial position, results of operations and the cash flows of Fabrinet UK commencing as of the acquisition date. See Note 11, Business acquisition for further details on the accounting for this transaction.

Use of estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of total revenues and expenses during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for doubtful accounts, income taxes, inventory obsolescence and valuation of intangible assets related to a business acquisition, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that estimates or assumptions prove to differ from actual results, adjustments will be made in subsequent periods to reflect more current information.

Changes in Accounting Policies

Except for the adoption of the new revenue recognition accounting standard disclosed in Note 3—Revenues from contracts with customers, the Company has consistently applied the accounting policies to all periods presented in these consolidated financial statements.

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

Fabrinet translates the assets and liabilities of its subsidiaries that do not use USD as their functional currency into USD using exchange rates in effect at the end of each period. Revenue and expenses for such subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in foreign currency translation adjustment included in accumulated other comprehensive loss (“AOCI”) in the Company’s consolidated balance sheets.

Cash and cash equivalents

All highly liquid investments with original maturities of three months or less at the date of purchase are classified as cash equivalents. Cash and cash equivalents consist of cash deposited in checking accounts, time deposits with maturities of less than three months, money market accounts, and short-term investments with maturities of three months or less at the date of purchase.

Short-term investments

Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the designations at each balance sheet date. The Company may sell certain of the Company’s short-term investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s short-term investments generally range from three months to three years. The Company’s short-term investments consist of investments in U.S. Treasury, fixed income securities, liquidity funds which invest in short-term debt securities and certificates of deposit and time deposits and have been classified and accounted for as available-for-sale.

The Company’s investments in marketable securities are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are recognized in AOCI in the Company’s consolidated balance sheets. Changes in the fair value of available-for-sale securities impact the Company’s net income only when such securities are sold or other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis.

The Company reviews its short-term investments on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. The Company considers factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issue and the Company’s intent to sell, or whether it is more likely than not the Company will be required to sell the investment before recovery of the investment’s amortized cost basis. If the Company believes that an other-than-temporary decline exists in one of these securities, the Company will write down these investments to fair value.

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

Contract assets

A contract asset is recognized when the Company has recognized revenues prior to an invoice for payment. Contract assets are classified separately on the consolidated balance sheets and transferred to accounts receivable when rights to payment become unconditional. The Company reviews for impairment of contract assets on a quarterly basis for any events or changes in circumstances that indicate that their carrying amount may not be recoverable.

Contract liabilities

A contract liability is recognized when the Company has advance payment arrangements with customers. The contract liabilities balance is normally recognized as revenue within six months.

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

Capital lease

Certain machines and equipment held under capital leases are classified as property, plant and equipment and amortized using the straight-line method over the terms of the lease contracts. The related obligations from the capital lease are recorded as liabilities in the consolidated balance sheets.

Property, plant and equipment

Land is stated at historical cost. Other property, plant and equipment, except for construction in process and machinery under installation, are stated at historical cost less accumulated depreciation. Repair and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method to write-off the cost of each asset to its residual value over its estimated useful life as follows:

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

Gains and losses on disposal are determined by comparing proceeds with carrying amounts and are included in other income in the consolidated statements of operations and comprehensive income.

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

The acquired intangible assets, which consisted of customer relationships and backlog, were recorded as intangibles in the consolidated balance sheets. The fair value of the acquired intangible assets was determined based on the multi-period excess earnings method. The Company reviews intangibles for impairment whenever changes or circumstances indicate the carrying amount may not be recoverable.

In connection with the acquisition of Fabrinet UK, $3.4 million of cash, net of foreign currency translation adjustment, for deferred consideration, was placed into an escrow account under the Company’s control. The Company contractually agreed to remit this deferred consideration to the sellers of Fabrinet UK, subject to the resolution of claims that the Company may make against the funds with respect to indemnification and other claims within 24 months from the closing date of the transaction. As of June 28, 2019, there were no balances of restricted cash and deferred consideration in connection with business acquisitions. As of June 29, 2018, the cash is presented as restricted cash in the consolidated balance sheets within current assets and the related liability is presented within current liabilities for the deferred consideration.

Goodwill

Goodwill arising from the acquisition is primarily attributable to the ability to expand future products and services and the assembled workforce. Goodwill is reviewed annually for impairment or more frequently whenever changes or circumstances indicate the carrying amount of goodwill may not be recoverable.

Treasury shares

Treasury share purchases are accounted for under the cost method whereby the entire cost of the acquired stock is recorded as treasury shares. Gains and losses in excess of par value on the subsequent reissuance of shares are credited or charged to additional paid-in capital in the consolidated balance sheets using the average-cost method.

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

The carrying amounts of certain financial instruments, which include cash and cash equivalents, trade accounts receivable, contract assets, trade accounts payable, and contract liabilities, approximate their fair values due to their short maturities. The carrying amounts of borrowings approximate their fair values as the applicable interest rate is based on market interest rates. The particular recognition methods adopted are disclosed in the individual policy statements associated with each item.

Derivatives

The derivative assets and liabilities are recognized on the consolidated balance sheets as other current assets or other current liabilities and are measured at fair value.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments, derivatives and accounts receivable.

Cash, cash equivalents and short-term investments are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate its credit risks by spreading such risks across multiple counterparties and monitoring the risk profiles of these counterparties. The Company limits its investments in marketable securities to securities with a maturity not in excess of three years, and all marketable securities that the Company invests in are rated A1, P-1, F1, or better.

The Company performs ongoing credit evaluations for credit worthiness of its customers and usually does not require collateral from its customers. Management has implemented a program to closely monitor near term cash collection and credit exposures to mitigate any material losses.

Revenue recognition

The Company derives total revenues primarily from the assembly of products under supply agreements with its customers and the fabrication of customized optics and glass. The Company recognizes revenue relating to contracts that depict the transfer of promised goods or services to customers in an amount reflecting the consideration to which the Company expects to be entitled in exchange for such goods or services. In order to meet this requirement, the Company applies the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. Revenue is recognized net of any taxes collected from customers, which is subsequently remitted to governmental authorities.

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

Sales of finished goods

The Company manufactures products that are customized to customers’ specifications; however, control of the products is typically transferred to the customer at the point in time the product is either shipped or delivered, depending on the terms of the arrangement, as the criteria for over time recognition are not met. On evaluation of the contracts, the Company identified that there were no contractual rights to bill profit for work in progress in the event of a contract termination, which is expected to be infrequent. Further, in limited circumstances, contracts provide for substantive acceptance by the customer, which results in the deferral of revenue until formal notice of acceptance is received from the customer. Judgment may be required in determining if an acceptance clause provides for substantive acceptance.

Certain customers may request the Company to store finished products at the Company’s warehouse where customers bear risks of loss themselves. In these instances, the Company receives a written request from the customer asking the Company to hold the inventory at the Company’s warehouse and refrain from using the ordered goods to fulfill other customer orders. In these situations, revenue is only recognized when the completed goods are ready for shipment and transferred to the Company’s warehouse.

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

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In determining the net consideration to which the Company expects to be entitled, the Company evaluates whether the price is subject to refund or adjustment. The Company generally does not grant return privileges, except for in the case of defective products during the warranty period. The Company generally provides a warranty of between one to five years on any given product. These standard warranties are assurance type warranties and do not offer any services in addition to the assurance that the product will continue to work as specified.

The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved. The Company recognized revenue net of rebates and other similar allowances. Revenues are recognized only if these estimates can be reasonably and reliably determined. The Company bases its estimates on historical results taking into consideration the type of customer, the type of transaction and the specifics of each arrangement.

Services

The Company provides services for customers that are related to the Company’s manufacturing activities. In many cases, although the nature of work performed is service in nature, revenue is only recognizable on shipping of the product because the customer has specific requirements as to how many items can be shipped at any given point in time, i.e. at point-in-time. The related costs are expensed as incurred.

Service revenues of $106.1 million, $73.5 million and $92.8 million were recognized in the consolidated statements of operations and comprehensive income for the years ended June 28, 2019, June 29, 2018 and June 30, 2017, respectively.

Warranty provision

Provisions for estimated expenses relating to product warranties are made at the time the products are sold using historical experience. Generally, this warranty is limited to workmanship and the Company’s liability is capped at the price of the product. The provisions will be adjusted when experience indicates an expected settlement will differ from initial estimates.

Warranty cost allowances (reversal) of $0.07 million, ($0.02 million) and $1.0 million were recognized in the consolidated statements of operations and comprehensive income for the years ended June 28, 2019, June 29, 2018 and June 30, 2017, respectively.

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

Severance liabilities

Under labor protection laws applicable in Thailand and the Company’s subsidiary in Thailand’s employment policy, all employees of such subsidiary with more than 120 days of service are entitled to severance pay on forced termination or retrenchment or in the event that the employee reaches the retirement age of 55. The entitlement to severance pay is determined according to an employee’s individual employment tenure with the Company and is subject to a maximum benefit of 400 days of salary unless otherwise agreed upon in an employee’s employment contract. For employees of other subsidiaries who have a specific termination date, the entitlement to severance pay is determined according to their employment tenure, until their designated termination date.

The Company accounts for these severance liabilities on an actuarial basis using the Projected Unit Credit Method, using the long-term Thai government bond yield as a discount rate. There are no separate plan assets held in respect of these liabilities.

The Company’s subsidiary in the United Kingdom operates a defined benefit pension plan that defines the pension benefit an employee will receive on retirement, usually dependent upon several factors including but not limited to age, length of service and remuneration. The defined benefit obligation is calculated using the projected unit credit method. Annually the Company engages independent actuaries to calculate the obligation. The present value is determined by discounting the estimated future payments using market yields on high quality corporate bonds that are denominated in sterling and that have terms approximating the estimated period of the future payments (discount rate). The plan assets are held separately from those of the Company in independently administered funds and are measured at fair value.

Severance liabilities are recognized in the Company’s consolidated balance sheet under non-current liabilities. The related expenses, if incurred during the period, are recognized in the Company’s consolidated statements of operations and comprehensive income as selling, general and administrative expenses. Prior service cost is initially recognized to other comprehensive income (loss) at the date of plan amendment. Such prior service cost is amortized as expenses as a component of net periodic pension cost by the weighted average remaining years of service to full eligibility date of active employees.

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

New Accounting Pronouncements—not yet adopted by the Company

In May 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-05, “Financial Instruments—Credit Losses (Topic 326)” The amendments in this Update provide entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments—Credit Losses—Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments—Overall, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics 820-10, Fair Value Measurement—Overall, and 825-10. For public business entities, this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In April 2019, FASB issued ASU 2019-04, “Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments (Topic 825) Codification Improvements.” The amendments in this Update apply to all reporting entities within the scope of the affected accounting guidance. For public business entities, this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU is intended to improve the effectiveness of disclosures in the notes to the financial statements, including (1) the development of a framework that promotes consistent decisions by the FASB about disclosure requirements and (2) the appropriate exercise of discretion by reporting entities. The amendment modifies the disclosure requirements on transferring between level 1 and level 2 and valuation processes of level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”: The amendment requires the Company to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right of use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. For public companies, this update is effective in the fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The FASB has issued three additional updates to the standard which (1) provide guidance on comparative reporting requirements for initial adoption and also provide additional guidance for lessors, on separating lease and non-lease components in a contract and allocating the consideration in the contract to the separate components (ASU 2018-11); (2) provide guidance on transition disclosure in the annual period in which a change in accounting principle is made; and (3) narrow aspects of the guidance issued in the amendments in update 2016-02 on various matters (ASU 2018-10). The effective date for all amendments is the same as ASU 2016-02.

The Company will adopt the new lease accounting standard (“ASC 842”) using the modified retrospective transition approach, effective on June 29, 2019. Accordingly, the Company’s comparative financial statements as of June 28, 2019 will not be adjusted. ASC 842 also provides practical expedients for the Company’s ongoing accounting. The Company plans to elect the short-term lease recognition exemption for its operating leases with term of less than 12 months, which will not require recognition of right of use assets or lease liabilities for these leases.

The most significant impact of the adoption of ASC 842 is expected to be recognition of right of use assets and lease liabilities for the operating leases with a term of greater than 12 months, while the accounting for finance leases will remain substantially unchanged. ASC 842 will require the Company to provide significant new disclosures about its leasing activities in its interim financial information effective in the first quarter of fiscal year 2020. The Company has assessed the preliminary impact of adopting ASC 842 to the Company’s first quarter financial statements of fiscal year 2020 to be recognized right of use under non-current assets of $4.8 million, lease liabilities totaling $5.2 million, with $1.3 million under current liabilities and $3.9 million under non-current liabilities, and a decrease in retained earnings of $0.4 million.

New Accounting Pronouncements—adopted by the Company

In November 2017, the FASB issued ASU 2017-14, “Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606): Amendments to SEC Paragraphs Pursuant to the Staff Accounting Bulletin (“SAB”) No. 116 and SEC Release No. 33-10403”. This ASU amended, superseded and added certain SEC paragraphs in Topic 220, Topic 605 and Topic 606 to reflect the August 2017 issuance of SEC Staff Accounting Bulletin (SAB) 116 and SEC Release No. 33-10403. The SEC staff issued SAB 116 to align its revenue guidance with Accounting Standards Codification (ASC) 606. For public business entities, this update is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. The Company adopted this standard along with the implementation of ASC 606 effective June 30, 2018 with immaterial impact to the consolidated financial statements.

In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.” The amendment delays the mandatory adoption of Topic 606 and Topic 842 for certain entities, revises the guidance related to performance-based incentive fees in Topic 605 and revises the guidance related to leases in Topic 840 and Topic 842. The revisions to the lease guidance eliminate language specific to certain sale-leaseback arrangements, guarantees of lease residual assets and loans made by lessees to owner-lessors. Also included is an amendment to Topic 842 to retain the guidance in Topic 840 covering the impact of changes in tax rates on investments in leveraged leases. This guidance, which is effective immediately, generally relates to the adoption of Topic 606 and Topic 842. The Company adopted this standard along with the implementation of ASC 606 effective June 30, 2018 with immaterial impact to the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects: Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.” The amendment provides guidance to the

Company in relation to the disclosure of the impact that ASU 2014-09, ASU 2016-02 and ASU 2016-13 will have on the Company’s financial statements when adopted. The Company adopted this standard along with the implementation of ASC 606 effective June 30, 2018 with immaterial impact to the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” The amendments in this ASU provide guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company adopted this new update effective June 30, 2018 with no impact to the consolidated financial statements.

3.	Revenues from contracts with customers

On June 30, 2018, the Company adopted Revenue from Contracts with Customers (Topic 606), under Accounting Standards Codification Topic 606 (“ASC 606”), and applied the modified retrospective method to those contracts which were not completed as of June 29, 2018. The modified retrospective method requires the Company to recognize the cumulative effect of the adoption of ASC 606, for all contracts with customers, to the opening balance of equity at June 30, 2018. Accordingly, the Company’s comparative financial information as of June 29, 2018 has not been adjusted and continues to be reported under ASC 605, Revenue Recognition (“ASC 605”).

The cumulative effect adjustment recorded was based on the timing difference of revenue recognition between ASC 605 and ASC 606 and mostly related to certain manufacturing contracts with vendor-managed inventory arrangements. Under ASC 605, revenue for such contracts was recognized at the earlier of when the inventory was consumed by the customers or if not consumed, on the expiration of time specified in the contract. On adoption of ASC 606, revenue is recognized when inventory is shipped to customers.

The following table shows the impact of adoption of ASC 606 on the adoption date of June 29, 2018 on the consolidated balance sheets:

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

Contract Assets and Liabilities

A contract asset is recognized when the Company has recognized revenues prior to an invoice for payment. Contract assets are classified separately on the consolidated balance sheets and transferred to accounts receivable when rights to payment become unconditional. During the year ended June 28, 2019, the Company had no impairment for contract assets recognized.

A contract liability is recognized when the Company has advance payment arrangements with customers. The contract liabilities balance is normally recognized as revenue within six months.

The following tables summarize the activity in the Company’s contract assets and contract liabilities during the year ended June 28, 2019:

(amount in thousands)	Contract Assets
Beginning balance, June 30, 2018	$—
Cumulative effect adjustment upon adoption of ASC 606	9,877
Revenue recognized	112,739
Amounts collected or invoiced	(110,169)

Ending balance, June 28, 2019	$12,447

(amount in thousands)	Contract Liabilities
Beginning balance, June 30, 2018	$—
Additions during the year, net	4,458
Revenue recognized	(2,219)

Ending balance, June 28, 2019	$2,239

Contract Costs

Consistent with the guidance in ASC 340-40-25-1, the incremental costs of obtaining a contract with a customer are recognized as an asset (not expensed as incurred) if these costs are expected to be recovered. Incremental costs of obtaining a contract are those the Company would not have incurred if the contract had not been obtained (e.g., sales commissions or similar incentive payments linked directly to new or modified customer contracts). Costs that would have been incurred regardless of whether a customer contract was obtained (e.g., costs of pursuing the contact, legal advice, etc.) are expensed as incurred, unless those costs are explicitly chargeable to the customer. During the year ended June 28, 2019, the Company did not have any incremental costs of obtaining a contract.

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

The impact of adoption of ASC 606 on the Company’s consolidated statements of operations and comprehensive income for the year ended June 28, 2019 and consolidated balance sheets as of June 28, 2019 was as follows:

Consolidated Statement of Operations and Comprehensive Income

For the Year Ended June 28, 2019

	Impact of Adopting ASC 606
(amount in thousands)	As Reported	Adjustment		Balance without ASC 606 Adoption
Revenues	$1,584,335	$(2,560	)(1)	$1,581,775
Cost of revenues	$(1,405,111)	$1,745	(2)	$(1,403,366)

Gross profit	$179,224	$(815	)(3)	$178,409

Net income	$120,955	$(825	)(3)	$120,130
Earnings per share
Basic	$3.29	$(0.02)		$3.27

Diluted	$3.23	$(0.02)		$3.21

(1)	Adjustment relates to certain manufacturing contracts with vendor-managed inventory arrangements for which revenue was recognized at shipping.
(2)	Adjustment relates to costs associated with revenue recognized.
(3)	Adjustment relates to net impact on net income upon adoption of ASC 606.

Consolidated Balance Sheets

As of June 28, 2019

	Impact of Adopting ASC 606
(amount in thousands)	As Reported	Adjustments		Balance without ASC 606 Adoption
Assets
Contract assets	$12,447	$(12,447	)(1)	$—
Inventory, net	$293,612	$10,417	(2)	$304,029
Liabilities and Shareholders’ Equity
Contract liabilities	$2,239	$(2,239	)(3)	$—
Retained earnings	$754,583	$(2,030	)(4)	$752,553

(1)	Majority of adjustment relates to certain manufacturing contracts with vendor-managed inventory arrangements for which revenue was recognized on shipment.
(2)	Adjustment relates to reduction of finished goods inventory for vendor-managed inventory.
(3)	Adjustment relates to advance payment arrangements with customers result in the recognition of contract liabilities.
(4)	Adjustment relates to cumulative effect adjustment upon adoption of ASC 606.

Revenue by Geographic Area

Total revenues are attributed to a particular geographic area based on the bill-to-location of customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

(amount in thousands)	Year ended June 28, 2019	As a % of Total Revenues	Year ended June 29, 2018	As a % of Total Revenues
North America	$756,278	47.7%	$643,236	46.9%
Asia-Pacific	608,386	38.4	519,203	37.8
Europe	219,671	13.9	209,486	15.3

	$1,584,335	100.0%	$1,371,925	100.0%

The following table sets forth revenues by end market.

(amount in thousands)	Year ended June 28, 2019	As a % of Total Revenues	Year ended June 29, 2018	As a % of Total Revenues
Optical communications	$1,184,936	74.8%	$1,000,256	72.9%
Lasers, sensors and other	399,399	25.2	371,669	27.1

	$1,584,335	100.0%	$1,371,925	100.0%

4.	Income taxes

Cayman Islands

Fabrinet is domiciled in the Cayman Islands. Under the current laws of the Cayman Islands, Fabrinet is not subject to tax in the Cayman Islands on income or capital gains until March 6, 2039.

Income of the Company exempted from corporate income tax in the Cayman Islands amounted to $104.6 million, $58.4 million and $64.2 million in the years ended June 28, 2019, June 29, 2018 and June 30, 2017, respectively.

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

The United States

The Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted on December 22, 2017 and provided for significant changes to U.S. tax law. Among other provisions, the Tax Reform Act reduced the U.S. corporate income tax rate to 21% effective January 1, 2018. The subsidiaries in the U.S. were subject to an average Federal statutory tax rate of 27.6% for fiscal year 2018 and 21% for fiscal year 2019.

The United Kingdom

The corporate income tax rate for U.K. subsidiaries is 19%.

The Company’s income tax expense consisted of the following:

	Years Ended
(amount in thousands)	June 28, 2019	June 29, 2018	June 30, 2017
Current	$4,384	$5,457	$5,986
Deferred	894	(1,595)	756

Total income tax expense	$5,278	$3,862	$6,742

The reconciliation between the Company’s taxes that would arise by applying the statutory tax rate of the country of the Company’s principal operations, Thailand, to the Company’s effective tax charge is shown below:

	Years Ended
(amount in thousands)	June 28, 2019	June 29, 2018	June 30 2017
Income before income taxes (1)	$126,233	$88,029	$103,857

Tax expense calculated at a statutory corporate income tax rate of 20%	25,247	17,606	20,771
Effect of income taxes from locations with tax rates different from Thailand	977	2,657	(48)
Income not subject to tax (2)	(21,161)	(12,824)	(17,212)
Income tax on unremitted earnings	1,260	1,007	798
Effect of different tax rate in relation to deferred tax utilization	—	423	—
Effect of foreign exchange rate adjustment	603	(134)	667
Tax rebate from research and development application	(649)	(454)	(226)
Provision for uncertain income tax position	(229)	277	260
Utilization of loss carryforward	—	(3,224)	—
(Reversal of) valuation allowance	—	(1,587)	1,517
Others	(770)	115	215

Corporate income tax expense	$5,278	$3,862	$6,742

(1)	Income before income taxes was mostly generated from domestic income in the Cayman Islands.
(2)

Income not subject to tax relates to income earned in the Cayman Islands and income subject to an investment promotion privilege for Pinehurst Building 6 and the Company’s Chonburi campus. Income not subject to tax per ordinary share on a diluted basis was $0.57, $0.34, and $0.45 for the years ended June 28, 2019, June 29, 2018, and June 30, 2017, respectively.

The Company’s deferred tax assets and deferred tax liabilities, net of valuation allowance, at each balance sheet date are as follows:

	As of
(amount in thousands)	June 28, 2019	June 29, 2018
Deferred tax assets:
Depreciation	$1,957	$2,151
Severance liability	2,012	1,518
Reserves and allowance	1,485	1,545
Net operating loss carryforwards	1,616	1,228
Others	13	277

Total	$7,083	$6,719

	As of
(amount in thousands)	June 28, 2019	June 29, 2018
Deferred tax liabilities:
Temporary differences from intangibles and changes in the fair value of assets acquired	$(590)	$(860)
Deferred tax from unremitted earnings	(4,123)	(2,863)
Others	(252)	—

Total	(4,965)	(3,723)

Net	$2,118	$2,996

During fiscal year 2018, one of the Company’s subsidiary in the United States generated taxable income sufficient for the utilization of loss carryforwards due to better operating performance and effective control of operating expenses and management determined that it was more likely than not that future taxable income would be sufficient to allow the benefit of the loss to be realized. As of June 29, 2018, the Company reversed certain deferred tax assets valuation allowance as management expected it was more likely than not that the Company would realize profits in subsequent fiscal years so that the loss carryforwards could be partially utilized. Consequently, as of June 28, 2019, the Company has assessed and established a partial valuation allowance for the deferred tax assets at the same level as in fiscal year 2018.

The changes in the valuation allowances of deferred tax assets were as follows:

(amount in thousands)	Valuation allowances of deferred tax assets
Balance as of June 30, 2017	$6,399
Reversal	(5,234)

Balance as of June 29, 2018	1,165
Additional	126

Balance as of June 28, 2019	$1,291

During fiscal year 2019, the Company completed its assessment of the income tax effects resulting from the Tax Reform Act and concluded that no cumulative remeasurement adjustments were required.

During fiscal year 2018, the Company made certain provisional accounting estimates, as permitted under Staff Accounting Bulletin No. 118, to account for the impact of the Tax Reform Act.

As of June 29, 2018, the Company applied the new corporate tax rate to compute its current income tax and remeasured its deferred tax assets and liabilities for all U.S. subsidiaries to reflect the lower rate expected to apply when these provisional accounting estimates were utilized. The remeasurement resulted in (1) a reduction in current income tax expenses of $0.1 million and (2) a reduction in deferred tax assets of $0.4 million.

Income tax liabilities have not been established for withholding tax and other taxes that would be payable on the unremitted earnings of Fabrinet Thailand. Such amounts of Fabrinet Thailand are permanently reinvested; unremitted earnings for Fabrinet Thailand totaled $109.7 million and $102.5 million as of June 28, 2019 and June 29, 2018, respectively. Unrecognized deferred tax liabilities for such unremitted earnings were $6.9 million and $5.8 million as of June 28, 2019 and June 29, 2018, respectively.

Deferred tax liabilities of $1.3 million and $1.0 million have been established for withholding tax on the unremitted earnings of Casix for the years ended June 28, 2019 and June 29, 2018, respectively, which are included in non-current deferred tax liability in the consolidated balance sheets.

Uncertain income tax positions

Interest and penalties related to uncertain income tax positions are recognized in income tax expense. The Company had approximately $0.8 million and $0.9 million of accrued interest and penalties related to uncertain income tax positions on the consolidated balance sheets as of June 28, 2019 and June 29, 2018, respectively. The Company (reversed) recorded interest and penalties of $(0.1) million, $0.3 million and $0.3 million for the years ended June 28, 2019, June 29, 2018 and June 30, 2017, respectively, in the consolidated statements of operations and comprehensive income. With regard to the Thailand jurisdiction, tax years 2014 through 2018 remain open to examination by the local authorities.

The following table indicates the changes to the Company’s uncertain income tax positions for the years ended June 28, 2019, June 29, 2018 and June 30, 2017 included in other non-current liabilities.

	Years Ended
(amount in thousands)	June 28, 2019	June 29, 2018	June 30, 2017
Beginning balance	$1,445	$1,420	$1,420
Additions during the year	235	25	—
Release of tax positions of prior years	(357)	—	—

Ending balance	$1,323	$1,445	$1,420

5.	Earnings per ordinary share

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

	Years Ended
(amount in thousands except per share amounts)	June 28, 2019	June 29, 2018	June 30, 2017
Net income attributable to shareholders	$120,955	$84,167	$97,115

Weighted-average number of ordinary shares outstanding (thousands of shares)	36,798	37,257	36,927
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units and performance share units (thousands of shares)	617	778	925

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,415	38,035	37,852

Basic earnings per ordinary share	$3.29	$2.26	$2.63
Diluted earnings per ordinary share	$3.23	$2.21	$2.57
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (thousands of shares) (1)	401	284	—

(1)

Outstanding performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.

As of June 28, 2019, June 29, 2018 and June 30, 2017, there were no anti-dilutive share options.

6.	Cash, cash equivalents and short-term investments

The Company’s cash, cash equivalents, and short-term investments can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of June 28, 2019
Cash	$178,019	$—	$178,019	$—	$—
Cash equivalents	2,820	—	2,820	—	—
Liquidity funds	20,552	—	—	—	20,552
Certificates of deposit and time deposits	35,028	—	—	—	35,028
Corporate bonds and commercial papers	130,959	297	—	131,256	—
U.S. agency and U.S. treasury securities	69,552	105	—	69,657	—

Total	$436,930	$402	$180,839	$200,913	$55,580

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of June 29, 2018
Cash	$146,778	$—	$146,778	$—	$—
Cash equivalents	11,324	—	11,324	—	—
Liquidity funds	—	—	—	—	—
Certificates of deposit and time deposits	—	—	—	—	—
Corporate bonds and commercial papers	128,441	(736)	—	127,705	—
U.S. agency and U.S. treasury securities	43,734	(324)	—	43,410	—
Sovereign and municipal securities	3,185	(31)	—	3,154	—

Total	$333,462	$(1,091)	$158,102	$174,269	$—

The cash equivalents include short-term bank deposits, investments in money market funds, and marketable securities with maturities of three months or less at the date of purchase. The effective interest rate on short term bank deposits was 1.9% and 0.8% per annum for the years ended June 28, 2019 and June 29, 2018, respectively.

As of June 28, 2019 and June 29, 2018, 58% and 49%, respectively, of our cash and cash equivalents were held by the Parent Company.

The following table summarizes the cost and estimated fair value of marketable securities classified as available-for-sale securities based on stated effective maturities as of June 28, 2019:

(amount in thousands)	Carrying Cost	Fair Value
Due within one year	$69,746	$69,830
Due between one to five years	130,765	131,083

Total	$200,511	$200,913

During the year ended June 28, 2019, the Company recognized a realized gain of $0.2 million from sales and maturities of available-for-sale securities.

As of June 28, 2019 and June 29, 2018, the Company considered the declines in market value of its short-term investment portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the years ended June 28, 2019 and June 29, 2018.

As of June 28, 2019 and June 29, 2018, cash, cash equivalents, and short-term investments included a bank deposit of $40.0 million held in various financial institutions located in the United States in order to support the availability of the Facility Agreement and comply with covenants. Under the terms and conditions of the Facility Agreement, the Company shall maintain cash, cash equivalents and/or marketable securities in an aggregate amount not less than $40.0 million in unencumbered deposits, and/or securities in accounts located in the United States at all times during the term of the Facility Agreement. As discussed in Note 15, the Company must comply with this covenant from and after the effective date of the Facility Agreement.

7.	Fair Value

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 28, 2019
Assets
Cash equivalents	$—	$2,820		$—	$2,820
Liquidity funds	—	20,552		—	20,552
Certificates of deposit and time deposits	—	35,028		—	35,028
Corporate bonds and commercial papers	—	131,256		—	131,256
U.S. agency and U.S. treasury securities	—	69,657		—	69,657
Derivative assets	—	2,201	(1)	—	2,201

Total	$—	$261,514		$—	$261,514

Liabilities
Derivative liabilities	$—	$2,591	(2)	$—	$2,591

Total	$—	$2,591		$—	$2,591

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 29, 2018
Assets
Cash equivalents	$—	$11,324		$—	$11,324
Liquidity funds	—	—		—	—
Certificates of deposit and time deposits	—	—		—	—
Corporate bonds and commercial papers	—	127,705		—	127,705
U.S. agency and U.S. treasury securities	—	43,410		—	43,410
Sovereign and municipal securities	—	3,154		—	3,154
Derivative assets	—	—		—	—

Total	$—	$185,593		$—	$185,593

Liabilities
Derivative liabilities	$—	$1,745	(3)	$—	$1,745

Total	$—	$1,745		$—	$1,745

(1)	Foreign currency forward contracts with notional amount of $72.0 million and Canadian dollars 0.6 million.
(2)	Interest rate swap agreement with an outstanding amount of $60.9 million.
(3)	Foreign currency forward contracts with notional amount of $7.0 million and Canadian dollars 0.4 million. Foreign currency option contracts with notional amount of $30.0 million.

Derivative Financial Instruments

As a result of foreign currency rate fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency denominated assets and liabilities change. The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency denominated assets and liabilities and other foreign currency transactions. The Company minimizes the credit risk in derivative instruments by limiting its exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard. As of June 28, 2019, the Company recognized the fair value of foreign currency forward contracts of $2.2 million as derivative assets in the consolidated balance sheets under other current assets and the Company recognized the fair value of interest rate swap agreement of $2.6 million as derivative liabilities in the consolidated balance sheets under other current liabilities. As of June 29, 2018, the Company recognized the fair value of foreign currency forward contracts of $1.7 million as derivative liabilities in the consolidated balance sheets under other current liabilities.

As of June 28, 2019 and June 29, 2018, the Company had no foreign currency forward contracts designated as cash flow hedges. During the year ended June 30, 2017, the Company discontinued cash flow hedges and recognized a gain from unwinding foreign currency forward contracts of $0.3 million as foreign exchange gain, net in the consolidated statements of operations and comprehensive income.

As of June 28, 2019, the Company had forty-five outstanding foreign currency forward contracts with an aggregate notional amount of $72.0 million and one foreign currency forward contract with notional amount of Canadian dollars 0.6 million with maturity dates from July through September 2019. These foreign currency forward contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollars. During the year ended June 28, 2019, the Company included unrealized gain of $4.8 million from changes in fair value of foreign currency contracts in earnings as foreign exchange gain (loss), net in the consolidated statements of operations and comprehensive income.

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

8.	Trade accounts receivable, net

(amount in thousands)	As of June 28, 2019	As of June 29, 2018
Trade accounts receivable	$260,698	$246,972
Less: Allowance for doubtful account	(96)	(60)

Trade accounts receivable, net	$260,602	$246,912

9.	Inventory

(amount in thousands)	As of June 28, 2019	As of June 29, 2018
Raw materials	$115,008	$100,241
Work in progress	142,039	121,797
Finished goods	24,916	20,690
Goods in transit	13,645	17,516

	295,608	260,244
Less: Inventory obsolescence	(1,996)	(2,557)

Inventory, net	$293,612	$257,687

10.	Restricted cash

As of June 28, 2019, the Company had an outstanding standby letter of credit of 6.0 million Euros related to the Company’s support of a customer with the transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand. As of June 28, 2019, the standby letter of credit was backed by cash collateral of $7.4 million. As of June 29, 2018, the Company had a restricted cash balance of $3.3 million in connection with business acquisitions.

11.	Business acquisition

On September 14, 2016, the Company acquired 100% shareholding in Fabrinet UK for cash consideration of approximately $13.0 million, net of $0.5 million cash acquired. Fabrinet UK provides contract electronics manufacturing services to the global electronics industry with innovative solutions, adding value to the design, manufacture and testing of printed circuit board assemblies. Pursuant to the acquisition agreement, the Company placed $3.4 million of cash, net of foreign currency translation adjustment, for deferred consideration in an escrow account which is under the Company’s control. However, the Company contractually agreed to remit this deferred consideration to the sellers of Fabrinet UK, subject to the resolution of claims that the Company may make against the funds with respect to indemnification and other claims, within 24 months from the closing date of the transaction.

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

The allocation of consideration to the individual net assets acquired was finalized in the fourth quarter of fiscal year 2017. As the functional currency of Fabrinet UK is pound sterling (“GBP”), for the year ended June 28, 2019, the Company recognized a $0.6 million loss from foreign currency translation adjustment in its consolidated statements of operations and comprehensive income, under other comprehensive (loss) income, net of tax.

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

In connection with the Company’s acquisition of Fabrinet UK, the Company assumed lease agreements for certain machine and equipment, which are accounted for as capital leases. As of June 28, 2019, the Company included approximately $0.9 million of capital lease assets and $0.5 million of capital lease liability in the consolidated balance sheets associated with these acquired lease agreements.

During the year ended June 30, 2017, the Company incurred approximately $1.5 million in transaction costs related to the acquisition, which primarily consisted of legal, accounting and valuation-related expenses. These expenses were recorded in selling, general and administrative expense in the accompanying consolidated statements of operations and comprehensive income.

During the year ended June 28, 2019 and June 29, 2018 there were no transaction costs related to the acquisition.

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

12.	Property, plant and equipment, net

The components of property, plant and equipment, net were as follows:

(amount in thousands)	Land and Land Improvements	Building and Building Improvements	Manufacturing Equipment	Office Equipment	Motor Vehicles	Computers	Construction and Machinery Under Installation	Total
As of June 28, 2019
Cost	$45,080	$142,909	$163,795	$5,029	$870	$13,987	$10,815	$382,485
Less: Accumulated depreciation	(11)	(44,736)	(110,980)	(3,656)	(658)	(10,900)	—	(170,941)
Less: Impairment reserve	—	—	(856)	—	—	(2)	—	(858)

Net book value	$45,069	$98,173	$51,959	$1,373	$212	$3,085	$10,815	$210,686

As of June 29, 2018
Cost	$45,080	$139,342	$141,869	$7,582	$456	$21,250	$8,762	$364,341
Less: Accumulated depreciation	(6)	(38,265)	(86,989)	(4,454)	(334)	(14,653)	—	(144,701)

Net book value	$45,074	$101,077	$54,880	$3,128	$122	$6,597	$8,762	$219,640

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

Leased assets included in manufacturing equipment comprise certain machine and equipment from capital lease agreements assumed from the acquisition of Fabrinet UK.

(amount in thousands)	As of June 28, 2019	As of June 29, 2018
Cost—Capital leases	$2,034	2,481
Less: Accumulated depreciation	(1,090)	(1,043)

Net book value	$944	1,438

Depreciation expense amounted to $28.7 million, $27.4 million and $22.5 million for the years ended June 28, 2019, June 29, 2018 and June 30, 2017, respectively, and has been allocated between cost of revenues and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.

The cost of fully depreciated property, plant and equipment written-off during the years ended June 28, 2019, June 29, 2018 and June 30, 2017 amounted to $2.0 million, $3.5 million and $5.4 million, respectively.

During the year ended June 28, 2019 the Company recognized impairment reserves for property, plant and equipment of $0.9 million. During the year ended June 29, 2018, no impairment was recognized for property, plant and equipment.

During the year ended June 28, 2019 and June 29, 2018, the Company had no borrowing costs capitalized.

13.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 28, 2019
Software	$6,582	$(4,868)	$—	$1,714
Customer relationships	4,373	(2,096)	(104)	2,173
Backlog	119	(119)	—	—

Total intangibles	$11,074	$(7,083)	$(104)	$3,887

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 29, 2018
Software	$6,269	$(4,324)	$—	$1,945
Customer relationships	4,373	(1,413)	(42)	2,918
Backlog	119	(101)	(1)	17

Total intangibles	$10,761	$(5,838)	$(43)	$4,880

In connection with the acquisition of Fabrinet UK, the Company recorded $4.4 million of customer relationships and $0.1 million of backlog in the consolidated balance sheets. As of June 28, 2019, the weighted-average remaining life of customer relationships was 5.4 years. As of June 29, 2018, the weighted-average remaining life of customer relationships and backlog was 6.1 years and 0.9 years, respectively.

The Company recorded amortization expense relating to intangibles of $1.2 million, $1.7 million and $1.2 million for the years ended June 28, 2019, June 29, 2018 and June 30, 2017, respectively.

As of June 28, 2019, the estimated future amortization of intangible assets during each fiscal year was as follows:

(amount in thousand)
2020	$1,359
2021	952
2022	707
2023	445
2024	231
Thereafter	193

Total	$3,887

14.	Goodwill

In connection with the acquisition of Fabrinet UK, the Company recorded $3.8 million of goodwill in the consolidated balance sheets.

The changes in the carrying amount of goodwill were as follows:

(amount in thousands)	Goodwill
Balance as of June 29, 2018	$3,828
Foreign currency translation adjustment	(123)

Balance as of June 28, 2019	$3,705

Goodwill is not deductible for tax purposes. Goodwill is reviewed annually for impairment or more frequently whenever changes or circumstances indicate the carrying amount of goodwill may not be recoverable. As of June 28, 2019, the Company performed the annual impairment test for goodwill, which indicated there was no goodwill impairment.

15.	Borrowings

The Company’s total borrowings, including short-term and long-term borrowings, consisted of the following:

(amount in thousands)

Rate (1)	Conditions	Maturity	As of June 28, 2019	As of June 29, 2018
Short-term borrowing:
Current portion of long-term borrowing			$3,250	$3,250

Long-term borrowing:
Term loan borrowing:
LIBOR +1.50% per annum	Repayable in quarterly installments	June 2023	$60,938	$64,188

			60,938	64,188
Less: Current portion			(3,250)	(3,250)

Non-current portion of long-term borrowing			$57,688	$60,938

(1)	LIBOR is London Interbank Offered Rate.

The movements of long-term borrowings were as follows for the years ended June 28, 2019 and June 29, 2018:

	Years ended
(amount in thousands)	June 28, 2019	June 29, 2018
Opening net book amount	$64,188	$36,400
Additional loan during the period	—	39,000
Repayment during the period	(3,250)	(11,212)

Closing net book amount	$60,938	$64,188

As of June 28, 2019, the future maturities of long-term borrowings during each fiscal year were as follows:

(amount in thousand)
2020	$3,250
2021	3,250
2022	3,250
2023	51,188

Total	$60,938

Credit facilities:

The Company entered into a syndicated senior credit facility agreement (the “Facility Agreement”) with a consortium of banks on May 22, 2014. The Facility Agreement, led by Bank of America, provided for a $200.0 million credit line, comprised of a $150.0 million revolving loan facility and a $50.0 million delayed draw term loan facility. The revolving loan facility contained an accordion feature permitting Fabrinet to request an increase in the facility up to $100.0 million subject to customary terms and conditions and provided that no default or event of default exists at the time of request.

On February 26, 2015, the Company entered into the Second Amendment to the Facility Agreement, which extended the availability period for draws on the term loan facility from May 21, 2015 to July 31, 2015 and allowed the Company, upon the satisfaction of certain conditions, to designate from time to time one or more of its subsidiaries as borrowers under the Facility Agreement. On July 31, 2015, the Company entered into the Third Amendment to the Facility Agreement, which extended the availability period for draws on the term loan facility from July 31, 2015 to July 31, 2016. On July 22, 2016, the Company entered into the Fourth Amendment to the Facility Agreement to change the timing of filing certain financial information with the bank.

On June 4, 2018, the Company entered into the Fifth Amendment to the Facility Agreement to (i) reduce the revolving commitments thereunder from $150.0 million to $25.0 million, (ii) extend the termination date of the revolving commitments from May 22, 2019 to June 4, 2023, (iii) refinance the then-existing term loan and revolving loans under the Facility Agreement into a $65.0 million term loan, and (iv) reduce the applicable interest rate margins and commitment fees. Term loans must be repaid in quarterly installments, beginning on June 30, 2018, with the remaining outstanding principal and accrued and unpaid interest being due and payable on June 4, 2023. After giving effect to the amendment, $65.0 million aggregate principal amount of term loans and no revolving loans were outstanding under the Facility Agreement. In addition, the Fifth Amendment contains an accordion feature permitting the Company to request an increase in the revolving loan facility to provide up to an aggregate of $200.0 million in additional commitments, subject to customary terms and conditions, and provided that no default or event of default exists at the time of such request. As of June 28, 2019 and June 29, 2018, $60.9 million and $64.2 million aggregate principal amount of term loans, respectively, and no revolving loans were outstanding under the Facility Agreement.

As a result of the Fifth Amendment, loans under the Facility Agreement bear interest, at Fabrinet’s option, at a rate per annum equal to a LIBOR rate plus a spread of 1.50% to 2.25%, or a base rate plus a spread of 0.50% to 1.25%, determined in accordance with the Facility Agreement in each case with such spread determined based on Fabrinet’s consolidated total leverage ratio for the preceding four fiscal quarter period.

Interest is due and payable monthly in arrears for loans bearing interest at the base rate and at the end of an interest period (or at each three-month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the LIBOR rate.

Fabrinet’s obligations under the Facility Agreement are guaranteed by certain existing and future material subsidiaries. In addition, the Facility Agreement is secured by Fabrinet’s present and future accounts receivable, deposit accounts and cash, and a pledge of the capital stock of certain of Fabrinet’s direct subsidiaries. Fabrinet is required to maintain at least $40.0 million of cash, cash equivalents, and marketable securities at financial institutions located in the United States. Further, Fabrinet is required to maintain any of its deposits accounts or securities accounts with balances in excess of $20.0 million in a jurisdiction where a control agreement, or the equivalent under the local law, can be effected.

The Facility Agreement contains customary affirmative and negative covenants. Negative covenants include, among other things, limitations on liens, indebtedness, investments, mergers, sales of assets, changes in the nature of the business, dividends and distributions, affiliate transactions and capital expenditures. The Facility Agreement contains financial covenants requiring Fabrinet to maintain: (1) a minimum tangible net worth of not less than $338.0 million plus 50% of quarterly net income after June 30, 2018, exclusive of quarterly losses; (2) a minimum debt service coverage ratio of not less than 1.50:1.00; (3) a maximum total leverage ratio of not more than 2.50:1.00; and (4) a minimum quick ratio of not less than 1.10:1.00. Each of these financial covenants is calculated on a consolidated basis for the consecutive four fiscal quarter period then ended. As of June 28, 2019, the Company was in compliance with all covenants under the Facility Agreement.

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

On July 25, 2018, the Company entered into the Swap Agreement, which is used to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations by converting the floating interest rate of term loans under the Facility Agreement to a fixed interest rate of 2.86% per annum through maturity in June 2023. The Company has not designated the Swap Agreement as a hedging instrument. Swap transactions are due and settled monthly. During the year ended June 28, 2019, the Company included a net loss of $0.3 million from the Swap Agreement in interest expense in the consolidated statements of operations and comprehensive income.

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

Undrawn available credit facilities classified by available period of future borrowing as of June 28, 2019 and June 29, 2018 were as follows:

(amount in thousands)	June 28, 2019	June 29, 2018
Expiring within one year	$—	$—
Expiring beyond one year	$25,000	$25,000

16.	Severance liabilities

The following table provides information regarding severance liabilities:

	Years Ended
(amount in thousands)	June 28, 2019	June 29, 2018
Changes in severance liabilities
Balance, beginning of the fiscal year	$10,390	$8,753
Current service cost	$2,345	$1,751
Prior service cost	2,537	—
Interest cost	352	301
Benefit paid	(274)	(3,260)
Curtailment gain	—	707
Actuarial loss on obligation	130	2,137
Foreign currency translation	(7)	1

Balance, end of the fiscal year	$15,473	$10,390

Changes in plan assets
Balance, beginning of the fiscal year	$299	$302
Actual return on plan assets	$(7)	$4
Employer contributions	36	39
Benefit paid	—	(48)
Foreign currency translation	(11)	2

Balance, end of the fiscal year	$317	$299

Underfunded status	$(15,156)	$(10,091)

(1)	Prior service cost is the change in Projected Benefit Obligation resulting from changes to employee benefits from local law changes.

The amount recognized in the consolidated balance sheets under non-current liabilities and non-current assets were determined as follows:

(amount in thousands)	As of June 28, 2019	As of June 29, 2018
Non-current assets	$53	$71
Non-current liabilities	$15,209	$10,162

The following table provides information regarding accumulated benefit obligations:

(amount in thousands)	As of June 28, 2019	As of June 29, 2018
Accumulated benefit obligations	$10,208	$6,943

The following table sets forth the plan assets at fair value as of June 28, 2019.

(amount in thousands)		Fair value measurement as of June 28, 2019
	Total	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other (1)	$317	$183	$134

Total Assets	$317	$183	$134

(1)	The “Other” category represents the bid value of the trustees’ insurance policy held with Old Mutual Wealth and the value of assets held with Royal London.

The Trustees have chosen to invest in the following funds:

Fund	% of Total
Old Mutual Wealth Invesco Perpetual High Income	43%
Old Mutual Wealth Creation Balanced Portfolio	15%
Royal London Corporate Pension Services Limited	42%

The Old Mutual Wealth assets are administered on unit-linked principles and allow access to a range of funds; these have been treated as Level 2 fair value measurement.

The Royal London assets are administered on a deposit administration basis. This is similar to a with profits fund but with a lower exposure to the stock market. The policy is to majorly invest in UK Government bonds and Corporate bonds in which there is a constant rate of return reset annually. These assets are considered as unobservable inputs and have been treated as Level 3 fair value measurement.

The principal actuarial assumptions used were as follows:

Weighted average actuarial assumptions used to determine severance liabilities

Years Ended
	June 28, 2019	June 29, 2018	June 30, 2017
Discount rate	2.3% - 3.2%	2.5% - 3.7%	1.9% - 3.6%
Future salary increases	3.5% - 10.0%	3.5% - 10.0%	3.5% - 10.0%

Weighted average actuarial assumptions used to determine benefit costs

	Years Ended
	June 28, 2019	June 29, 2018	June 30, 2017
Discount rate	2.5% - 3.7%	1.9% - 3.6%	2.0% - 3.2%
Expected long-term rate of return on assets	1.6%	1.9%	1.5%

17.	Share-based compensation

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

The effect of recording share-based compensation expense for the years ended June 28, 2019, June 29, 2018 and June 30, 2017 was as follows:

	Years Ended
(amount in thousands)	June 28, 2019	June 29, 2018	June 30, 2017
Share-based compensation expense by type of award:
Restricted share units	$14,691	$17,143	$22,412
Performance share units	2,466	5,438	4,095

Total share-based compensation expense	17,157	22,581	26,507
Tax effect on share-based compensation expense	—	—	—

Net effect on share-based compensation expense	$17,157	$22,581	$26,507

Share-based compensation expense was recorded in the consolidated statements of operations and comprehensive income as follows:

	Years Ended
(amount in thousands)	June 28, 2019	June 29, 2018	June 30, 2017
Cost of revenue	$5,656	$6,784	$5,318
Selling, general and administrative expense	11,501	15,797	21,189

Total share-based compensation expense	$17,157	$22,581	$26,507

The Company did not capitalize any share-based compensation expense as part of any asset costs during the years ended June 28, 2019, June 29, 2018 and June 30, 2017.

Share-based award activity

Fabrinet maintains the following equity incentive plans: the Amended and Restated 2010 Performance Incentive Plan (the “2010 Plan”) and the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”). The 2010 Plan and 2017 Inducement Plan are collectively referred to as the “Equity Incentive Plans”.

On December 14, 2017, Fabrinet’s shareholders adopted an amendment to the 2010 Plan to increase the number of ordinary shares authorized for issuance under the 2010 Plan by 2,100,000 shares. As of June 28, 2019, there were an aggregate of 764,261 restricted share units outstanding and 451,194 performance share units outstanding under the 2010 Plan. As of June 28, 2019, there were 1,832,949 ordinary shares available for future grant under the 2010 Plan.

On November 2, 2017, Fabrinet adopted the 2017 Inducement Plan with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual. As of June 28, 2019, there were an aggregate of 36,490 restricted share units outstanding and 97,306 performance share units outstanding under the 2017 Inducement Plan. As of June 28, 2019, there were 14,041 ordinary shares available for future grant under the 2017 Inducement Plan.

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

The following table summarizes share option activity under the 2010 Plan:

	Number of Shares	Number of Exercisable Options	Weighted- Average Exercise Price	Weighted- Average Grant Date Fair Value
Balance as of June 24, 2016	464,334	464,334	$15.95
Granted	—		—	—
Exercised	(367,641)		$16.02
Forfeited	—		—
Expired	(5)		$5.75

Balance as of June 30, 2017	96,688	96,688	$15.70
Granted	—		—	—
Exercised	(92,288)		$16.02
Forfeited	—		—
Expired	(1,500)		$5.75

Balance as of June 29, 2018	2,900	2,900	$15.16
Granted	—		—	—
Exercised	—		—
Forfeited	—		—
Expired	(2,900)		$15.16

Balance as of June 28, 2019	—	—	—

The fair value of each share option grant was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and management estimate to determine.

The total fair value of share options vested during the years ended June 28, 2019, June 29, 2018 and June 30, 2017 was nil. The total intrinsic value of options exercised during the years ended June 28, 2019, June 29, 2018 and June 30, 2017 was nil, $2.0 million and $8.9 million, respectively. In conjunction with these option exercises, there was no tax benefit realized by the Company due to the fact that it is exempted from income tax.

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

Vesting Period—Fabrinet’s share options generally vest and become exercisable over a four-year period, and expire seven years from the date of grant. For an initial grant, 25 percent of the underlying shares subject to an option vest 12 months after the vesting commencement date and 1/48 of the underlying shares vest monthly over each of the subsequent 36 months. In the case of any additional grants to an optionholder, 1/48 of the underlying shares subject to an option vest monthly over four years, commencing one month after the vesting commencement date.

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

The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2016	1,181,402	$18.34
Granted	861,356	$38.95
Issued	(853,535)	$21.16
Forfeited	(130,618)	$29.31

Balance as of June 30, 2017	1,058,605	$31.59
Granted	552,637	$35.95
Issued	(436,867)	$27.81
Forfeited	(100,795)	$33.62

Balance as of June 29, 2018	1,073,580	$35.19
Granted	391,328	$50.02
Issued	(515,482)	$34.18
Forfeited	(148,675)	$38.42

Balance as of June 28, 2019	800,751	$42.48

Expected to vest as of June 28, 2019	718,687	$42.36

The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2016	—	—
Granted	234,678	$40.48
Issued	—	—
Forfeited	(7,410)	—

Balance as of June 30, 2017	227,268	$40.48
Granted	378,624	$37.16
Issued	—	—
Forfeited	—	—

Balance as of June 29, 2018	605,892	$38.41
Granted	201,994	$48.02
Issued	(227,268)	$40.48
Forfeited	(32,118)	$40.47

Balance as of June 28, 2019	548,500	$40.97

Expected to vest as of June 28, 2019	488,306	$40.93

The fair value of restricted share units and performance share units is based on the market value of our ordinary shares on the date of grant.

The total fair value of restricted share units and performance share units vested during the year ended June 28, 2019, June 29, 2018 and June 30, 2017 was $26.8 million, $12.2 million and $18.1 million, respectively. The aggregate intrinsic value of restricted share units and performance share units outstanding as of June 28, 2019 was $67.0 million.

As of June 28, 2019, there was $12.7 million and $1.8 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.6 years and 1.2 years, respectively.

For the years ended June 28, 2019 and June 29, 2018, the Company withheld an aggregate of 235,730 shares and 145,918 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the years ended June 28, 2019 and June 29, 2018, the Company then remitted cash of $10.6 million and $5.5 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in capital.

18.	Employee benefit plans

Employee contribution plan

The Company operates a defined contribution plan, known as a provident fund, in its subsidiaries in Thailand and the United Kingdom. The assets of these plans are in separate trustee-administered funds. The provident fund is funded by matching payments from employees and by the subsidiaries on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company’s contributions to the provident fund amounted to $4.8 million, $4.2 million and $3.6 million during the years ended June 28, 2019, June 29, 2018 and June 30, 2017, respectively.

The Company sponsors the Fabrinet U.S. 401(k) Retirement Plan (“401(k) Plan”), a Defined Contribution Plan under ERISA, at its subsidiaries in the United States which provides retirement benefits for eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 80% of their annual compensation, subject to annual contributions limits established by the Internal Revenue Service. The Company provides for a 100% match of employees’ contributions to the 401(k) Plan up to the first 6% of annual compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $0.8 million, $0.7 million and $0.6 million during the years ended June 28, 2019, June 29, 2018 and June 30, 2017, respectively.

Executive incentive plan and employee performance bonuses

For the years ended June 28, 2019 and June 29, 2018, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and non-GAAP gross margin targets. During the years ended June 28, 2019, June 29, 2018 and June 30, 2017, discretionary merit-based bonus awards were also available to Fabrinet’s non-executive employees.

Bonus distributions to employees were $7.6 million, $4.0 million and $7.6 million for the years ended June 28, 2019, June 29, 2018 and June 30, 2017, respectively.

19.	Shareholders’ equity

Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.

For the year ended June 28, 2019, Fabrinet issued 507,020 ordinary shares upon the vesting of restricted share units and performance share units, net of shares withheld.

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

All such issued shares are fully paid.

Treasury shares

In August 2017, the Company’s board of directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018 and May 2019, the Company’s board of directors approved the increase of $30.0 million and $50 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $110.0 million.

During the year ended June 28, 2019, 100,000 shares were repurchased under the program, at an average price per share of $53.78, totaling $5.4 million. As of June 28, 2019, the Company had a remaining authorization to purchase up to an additional $62.2 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

20.	Accumulated other comprehensive income (loss) (“AOCI”)

The changes in AOCI by component for the years ended June 28, 2019 and June 29, 2018 were as follows:

(amount in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 30, 2017	$(72)	$34	$—	$(310)	$(348)
Other comprehensive income before reclassification	(655)	—	—	111	(544)
Amounts reclassified from AOCI	(364)	(1)	—	—	(365)
Tax effects	—	—	—	—	—

Other comprehensive income	(1,019)	(1)	—	111	(909)

Balance as of June 29, 2018	(1,091)	33	—	(199)	(1,257)
Other comprehensive income before reclassification	1,845	—	(2,537)	(634)	(1,326)
Amounts reclassified from AOCI	198	(1)	—	—	197
Tax effects	—	—	—	—	—

Other comprehensive income	2,043	(1)	(2,537)	(634)	(1,129)

Balance as of June 28, 2019	$952	$32	$(2,537)	$(833)	$(2,386)

The following table presents the pre-tax amounts reclassified from AOCI into the consolidated statements of operations and comprehensive income for the years ended June 28, 2019 and June 29, 2018, respectively.

(amount in thousands)		Years ended
AOCI components	Financial statements line item	June 28, 2019	June 29, 2018
Unrealized gains (losses) on available-for-sale securities	Interest income	$198	$(364)
Unrealized gains on derivative instruments	Selling, general and administrative expenses	(1)	(1)

Total amounts reclassified from AOCI		$197	$(365)

21.	Commitments and contingencies

Letter of credit and Bank guarantees

As of June 28, 2019, the Company had an outstanding standby letter of credit of 6.0 million Euros related to the Company’s support of a customer with the transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand. As of June 28, 2019, the standby letter of credit was backed by cash collateral of $7.4 million.

As of June 28, 2019 and June 29, 2018, there were outstanding bank guarantees given by a bank on behalf of our subsidiary in Thailand for electricity usage and other normal business amounting to $1.6 million and $1.5 million, respectively.

Operating lease commitments

The Company leases a portion of its capital equipment, vehicle, and certain land and buildings for its facilities in Thailand, Cayman Islands, China, the United States and the United Kingdom under operating lease arrangements that expire in various years through 2023. Rental expense under these operating leases amounted to $1.9 million, $1.8 million and $1.7 million for the years ended June 28, 2019, June 29, 2018 and June 30, 2017, respectively.

As of June 28, 2019, the future minimum lease payments due under non-cancelable operating leases during each fiscal year were as follows:

(amount in thousands)
2020	$1,746
2021	1,342
2022	1,219
2023	1,172
Thereafter	230

Total future minimum operating lease payments	$5,709

Capital lease commitments

In connection with the acquisition of Fabrinet UK, the Company assumed the capital lease commitments of several machines and equipment, with various expiration dates until September 2020. The equipment can be purchased at the determined prices upon expiration of such contracts.

As of June 28, 2019, the future minimum lease payments under non-cancelable capital leases during each fiscal year were as follows:

(amount in thousands)
2020	$410
2021	103

Total minimum capital lease payments	513
Less: Future finance charge on capital leases	(13)

Present value of capital lease	$500

Representing capital lease liabilities

Current	$398
Non-current	102

Total capital lease liabilities	$500

As of June 28, 2019, the present value of capital lease during each fiscal year were as follows:

(amount in thousands)
2020	$398
2021	102

Total future minimum capital lease payments	$500

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

As of June 28, 2019, the Company had an outstanding commitment to third parties of $8.0 million.

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

22.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s chief executive officer. As of June 28, 2019, June 29, 2018 and June 30, 2017, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.

Total revenues are attributed to a particular geographic area based on the bill-to-location of the customer. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic regions:

	Years Ended
(amount in thousands)	June 28, 2019	June 29, 2018	June 30, 2017
North America	$756,278	$643,236	$661,267
Asia-Pacific	608,386	519,203	539,317
Europe	219,671	209,486	219,906

Total	$1,584,335	$1,371,925	$1,420,490

As of June 28, 2019 and June 29, 2018, the Company had approximately $31.4 million and $33.2 million, respectively, of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific.

The following table presents revenues by end market:

	Years Ended
(amount in thousands)	June 28, 2019	June 29, 2018	June 30, 2017
Optical communications	$1,184,936	$1,000,256	$1,108,637
Lasers, sensors, and other	399,399	371,669	311,853

Total	$1,584,335	$1,371,925	$1,420,490

Significant customers

Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Years Ended
	June 28, 2019	June 29, 2018	June 30, 2017
Lumentum Operations LLC	20%	16%	17%

Accounts receivable from individual customers representing 10% or more of accounts receivable as of June 28, 2019 and June 29, 2018, respectively, were as follows:

	As of June 28, 2019	As of June 29, 2018
Lumentum Operations LLC	23%	18%
NeoPhotonics Corporation	*	11%
Acacia Communications Inc.	12%	*

*	Represents less than 10% of total accounts receivable.

23.	Financial instruments

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

As of June 28, 2019 and June 29, 2018, the Company had outstanding foreign currency assets and liabilities as follows:

	As of June 28, 2019		As of June 29, 2018
(amount in thousands)	Currency	$	Currency	$
Assets
Thai baht	664,860	$21,628	980,778	$29,568
RMB	53,393	7,767	18,455	2,789
GBP	5,270	6,682	12,514	16,392

Total		$36,077		$48,749

Liabilities
Thai baht	1,961,972	$63,825	1,401,473	$42,251
RMB	26,373	3,836	19,893	3,007
GBP	2,598	3,294	3,615	4,735

Total		$70,955		$49,993

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. The Company manages its exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 28, 2019 there were $72.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 29, 2018, there were $7.0 million of foreign currency forward contracts and $30.0 million of foreign currency option contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of June 28, 2019 and June 29, 2018, there were no derivative contracts denominated in RMB.

The GBP assets primarily represent cash, trade accounts receivable, inventory and property, plant and equipment. The GBP liabilities primarily represent trade accounts payable. As of June 28, 2019, there were no derivative contracts denominated in GBP.

For fiscal year 2019, fiscal year 2018, and fiscal year 2017, the Company recorded unrealized gain of $4.8 million, unrealized loss of $1.7 million, and unrealized gain of $0.02 million, respectively, related to derivatives that are not designated as hedging instruments in its consolidated statements of operations and comprehensive income.

Interest Rate Risk

The Company’s principal interest bearing assets are time deposits and short-term investments with maturities of three years or less held with high quality financial institutions. The Company’s principal interest bearing liabilities are bank loans which bear interest at floating rates.

On July 25, 2018, the Company entered into the Swap Agreement, which the Company did not designate as a hedging instrument. The Swap Agreement was used to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations by converting the floating interest rate of the term loans under the Facility Agreement to the fixed interest rate of 2.86% per annum through maturity of the term loan in June 2023. The swap transactions are due and settled monthly.

24.	Subsequent event

On July 8, 2019, the Company entered into a 16.2 million Euros standby letter of credit related to the Company’s support of a customer with the transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand. The standby letter of credit was backed by cash collateral of $22.1 million.

UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following table sets forth a summary of the Company’s quarterly financial information for each of the four quarters in the fiscal years ended June 28, 2019 and June 29, 2018:

	Three Months Ended
(in thousands, except per share data)	Jun 28, 2019	Mar 29, 2019	Dec 28, 2018	Sep 28, 2018	Jun 29, 2018	Mar 30, 2018	Dec 29, 2017	Sep 29, 2017
Total revenues	$405,127	$398,951	$403,080	$377,177	$345,327	$332,213	$337,072	$357,313

Gross profit	$46,626	$46,758	$45,564	$40,276	$38,981	$36,933	$37,166	$40,332

Net income	$32,957	$28,635	$31,513	$27,850	$22,768	$21,053	$19,313	$21,033

Basic net income per share:
Net income	$0.89	$0.78	$0.86	$0.76	$0.62	$0.56	$0.52	$0.56

Weighted-average shares used in basic net income per share calculations	36,836	36,891	36,841	36,625	36,828	37,275	37,477	37,447

Diluted net income per share:
Net income	$0.88	$0.76	$0.84	$0.75	$0.60	$0.55	$0.51	$0.55

Weighted-average shares used in diluted net income per share calculations	37,511	37,539	37,471	37,140	37,766	38,055	38,156	38,163

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended June 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of June 28, 2019. In making this assessment, management used the criteria described in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of the end of fiscal year 2019, based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO. The effectiveness of our internal control over financial reporting as of June 28, 2019 has been audited by PricewaterhouseCoopers ABAS Ltd., an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “2019 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION.

Information responsive to this item is incorporated herein by reference to our 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Information responsive to this item is incorporated herein by reference to our 2019 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Information responsive to this item is incorporated herein by reference to our 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Information responsive to this item is incorporated herein by reference to our 2019 Proxy Statement.

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

(b)	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	3.1	May 3, 2010	333-163258

4.1	Specimen Ordinary Share Certificate	S-1/A	4.1	June 14, 2010	333-163258

4.2	Description of Fabrinet’s Securities

10.1.1+	2010 Performance Incentive Plan, as amended and restated	8-K	10.1	December 15, 2017	001-34775

10.1.2+	2010 Performance Incentive Plan – Form of Share Option Agreement	10-Q	10.2	February 5, 2013	001-34775

10.1.3+	2010 Performance Incentive Plan – Form of Restricted Share Agreement	10-Q	10.3	February 5, 2013	001-34775

10.1.4+	2010 Performance Incentive Plan – Form of Restricted Share Unit Agreement	10-Q	10.4	February 5, 2013	001-34775

10.1.5+	2010 Performance Incentive Plan – Form of Performance Share Unit Agreement	10-Q	10.5	November 9, 2016	001-34775

10.2.1+	2017 Inducement Equity Incentive Plan	S-8	99.1.1	November 8, 2017	001-34755

10.2.2+	2017 Inducement Equity Incentive Plan – Form of Restricted Share Unit Agreement	S-8	99.1.2	November 8, 2017	001-34755

10.2.3+	2017 Inducement Equity Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	S-8	99.1.3	November 8, 2017	001-34755

10.3+	Letter agreement, dated May 1, 2019, regarding amendment of David T. Mitchell’s PSUs	8-K	10.1	May 6, 2019	001-34755

10.3.1+	Letter agreement, dated August 14, 2019, regarding amendment of David T. Mitchell’s RSUs	8-K	10.1	August 20, 2019	001-34755

10.4+	Offer letter, dated September 20, 2017, by and between Seamus Grady and Fabrinet	8-K	10.1	September 25, 2017	001-34755

10.5+	Change in Control and Severance Agreement, dated February 26, 2019, by and between Seamus Grady and Fabrinet	8-K	10.1	February 28, 2019	001-34755

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.6+	Amended and Restated Offer Letter, dated January 9, 2018, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	8-K	10.1	May 8, 2018	001-34755

10.7+	Employment Agreement, dated July 1, 2007, by and between Dr. Harpal Gill and Fabrinet Co., Ltd.	S-1	10.5	November 7, 2007	333-147191

10.8+	Amended and Restated Offer Letter, dated January 9, 2018, between Toh-Seng Ng and Fabrinet USA, Inc.	8-K	10.2	May 8, 2018	001-34755

10.9+	Description of Fiscal 2019 Executive Incentive Plan	8-K, Item 5.02	N/A	August 20, 2018	001-34755

10.10+	Description of Fiscal 2020 Executive Incentive Plan	8-K, Item 5.02	N/A	August 20, 2019	001-34755

10.11+	Separation Agreement and Release, dated August 20, 2018, by and among Fabrinet, Fabrinet USA, Inc. and Dr. Hong Hou	8-K	10.1	August 20, 2018	001-34755

10.12+	Form of Indemnification Agreement	S-1/A	10.10	January 28, 2010	333-163258

10.13	Manufacturing Agreement, dated May 29, 2005, by and between the registrant and FBN New Jersey Holdings Corp.	S-1	10.10	November 7, 2007	333-147191

10.14	Manufacturing Agreement, dated January 2, 2000, by and between the registrant and Fabrinet Co., Ltd.	S-1	10.11	November 7, 2007	333-147191

10.15	Administrative Services Agreement, dated January 2, 2000, by and between the registrant and Fabrinet USA, Inc.	S-1	10.12	November 7, 2007	333-147191

10.16	Administrative Services Agreement, dated July 3, 2008, by and between the registrant and Fabrinet Pte. Ltd.	S-1	10.14	November 20, 2009	333-163258

10.17.1	Credit Agreement, dated as of May 22, 2014, by and among Fabrinet, the guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A. as administrative agent	8-K	10.1	May 23, 2014	001-34775

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.17.2	First Amendment to Credit Agreement, effective as of September 25, 2014, by and among Fabrinet, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent	10-Q	10.1	November 5, 2014	001-34775

10.17.3	Second Amendment to Credit Agreement, dated as of February 26, 2015, by and among Fabrinet, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent	8-K	10.1	March 2, 2015	001-34775

10.17.4	Third Amendment to Credit Agreement, dated as of July 31, 2015, by and among Fabrinet, the designated borrowers party thereto, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent	8-K	10.1	August 5, 2015	001-34775

10.17.5	Fourth Amendment to Credit Agreement, dated as of July 22, 2016, by and among Fabrinet, the designated borrowers party thereto, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent	10-Q	10.3	November 7, 2017	001-34775

10.17.6	Fifth Amendment to Credit Agreement, dated as of June 4, 2018, by and among Fabrinet, the Designated Borrowers party thereto, the Guarantors party thereto, the lenders party thereto and Bank of America, N.A. as administrative agent.	8-K	10.1	June 4, 2018	001-34775

10.18	Security and Pledge Agreement, dated as of May 22, 2014, by and between Fabrinet and Bank of America, N.A. as administrative agent	8-K	10.2	May 23, 2014	001-34775

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date	File No.

10.19	Lease Agreement, dated July 1, 2013, by and between Donly Corporation and FBN New Jersey Manufacturing, Inc. DBA VitroCom	10-K	10.16	August 16, 2013	001-34775

10.20†	Primary Contract Manufacturing Agreement, dated January 1, 2008, by and between JDS Uniphase Corporation and the registrant	S-1/A	10.27	January 19, 2010	333-163258

21.1	List of Subsidiaries

23.1	Consent of PricewaterhouseCoopers ABAS Ltd.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been requested for portions of this exhibit.

(c)	Financial Statement Schedules: See Item 15(a)(2), above.

ITEM 16.	FORM 10-K SUMMARY.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 20, 2019.

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

Signature	Title	Date

/S/ SEAMUS GRADY Seamus Grady	Chief Executive Officer (Principal Executive Officer) and Director	August 20, 2019

/S/ TOH-SENG NG Toh-Seng Ng	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 20, 2019

/S/ DAVID T. MITCHELL David T. Mitchell	Chairman of the Board of Directors	August 20, 2019

/s/ HOMA BAHRAMI Homa Bahrami	Director	August 20, 2019

/s/ GREGORY P. DOUGHERTY Gregory P. Dougherty	Director	August 20, 2019

/s/ THOMAS F. KELLY Thomas F. Kelly	Director	August 20, 2019

/s/ FRANK H. LEVINSON Frank H. Levinson	Director	August 20, 2019

/S/ ROLLANCE E. OLSON Rollance E. Olson	Director	August 20, 2019