Form 10-Q
period 2019-09-27
Fabrinet
filed 2019-11-05
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 27, 2019
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
of the Exchange Act).
☐
  Yes
☒
  No

As of October
25
, 2019, the registrant had 37,002,648 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM
10-Q
QUARTER ENDED SEPTEMBER 27, 2019

	Page No.
PART I. FINANCIAL INFORMATION	•	3

Item 1. Financial Statements		3

Condensed Consolidated Balance Sheets as of September 27, 2019 (unaudited) and June 28, 2019		3

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended September 27, 2019 and September 28, 2018 (unaudited)		4

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended September 27, 2019 and September 28, 2018 (unaudited)		5

Condensed Consolidated Statements of Cash Flows for the three months ended September 27, 2019 and September 28, 2018 (unaudited)		6

Notes to Condensed Consolidated Financial Statements (unaudited)		8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		30

Item 3. Quantitative and Qualitative Disclosures About Market Risk		40

Item 4. Controls and Procedures		41

PART II. OTHER INFORMATION		42

Item 1. Legal Proceedings		42

Item 1A. Risk Factors		42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		58

Item 6. Exhibits		59

Signature		60

PART I: FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	September 27, 2019	June 28, 2019
Assets
Current assets
Cash and cash equivalents	$168,535	$180,839
Short-term restricted cash	22,180	—
Short-term investments	238,266	256,493
Trade accounts receivable, net	273,616	260,602
Contract assets	11,620	12,447
Inventory , net	321,511	293,612
Prepaid expenses	6,313	8,827
Other current assets	9,122	11,015
Total current assets	1,051,163	1,023,835
Non-current assets
Long-term restricted cash	7,402	7,402
Property, plant and equipment, net	212,270	210,686
Intangibles, net	3,661	3,887
Operating right-of-use assets	6,185	—
Goodwill	3,603	3,705
Deferred tax assets	5,201	5,679
Other non-current assets	225	124
Total non-current assets	238,547	231,483
Total Assets	$1,289,710	$1,255,318
Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion , net	$12,157	$3,250
Trade accounts payable	252,147	257,617
Contract liabilities	2,266	2,239
Capital lease liability, current portion	391	398
Operating lease liability, current portion	1,550	—
Income tax payable	2,534	1,801
Accrued payroll, bonus and related expenses	18,713	16,510
Accrued expenses	12,014	8,997
Other payables	21,649	22,236
Total current liabilities	323,421	313,048
Non-current liabilities
Long-term borrowings, non-current portion , net	48,631	57,688
Deferred tax liability	3,791	3,561
Capital lease liability, non-current portion	—	102
Operating lease liability, non-current portion	4,635	—
Severance liabilities	15,872	15,209
Other non-current liabilities	2,665	2,611
Total non-current liabilities	75,594	79,171
Total Liabilities	399,015	392,219
Commitments and contingencies (Note 1 8 )
Shareholders’ equity
Preferred shares ( 5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of September 27, 2019 and June 28, 2019)	—	—
Ordinary shares ( 500,000,000 shares authorized, $0.01 par value; 38,389,128 shares and 38,230,753 shares issued at September 27, 2019 and June 28, 2019, respectively ; and 37,000,025 shares and 36,841,650 share s outstanding a t September 27, 2019 and June 28, 2019, respectively)	384	382
Additional paid-in capital	160,148	158,299
Less: Treasury shares (1,389,103 shares and 1,389,103 shares as of September 27, 2019 and June 28, 2019, respectively)	(47,779)	(47,779)
Accumulated other comprehensive loss	(2,598)	(2,386)
Retained earnings	780,540	754,583
Total Shareholders’ Equity	890,695	863,099
Total Liabilities and Shareholders’ Equity	$1,289,710	$1,255,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
(in thousands of U.S. dollars, except per share data)	September 27, 2019	September 28, 2018
Revenues	$399,296	$377,177
Cost of revenues	(353,309)	(336,901)

Gross profit	45,987	40,276
Selling, general and administrative expenses	(16,000)	(14,437)
Expenses related to reduction in workforce	—	(85)

Operating income, net	29,987	25,754
Interest income	2,098	1,444
Interest expense	(2,393)	(634)
Foreign exchange (loss) gain, net	(1,953)	3,068
Other income, net	377	77

Income before income taxes	28,116	29,709
Income tax expense	(2,159)	(1,859)

Net income	25,957	27,850

Other comprehensive (loss) income, net of tax:
Change in net unrealized gain on available-for-sale securities	35	288
Change in net unrealized gain (loss) on derivative instruments	39	(1)
Change in net retirement benefits plan – prior service cost	83	—
Change in foreign currency translation adjustment	(369)	(200)
Total other comprehensive (loss) income, net of tax	(212)	87
Net comprehensive income	$25,745	$27,937
Earnings per share
Basic	$0.70	$0.76
Diluted	$0.69	$0.75

Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	36,913	36,625
Diluted	37,529	37,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the three months ended September 27, 2019

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in	Treasury Shares	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital		(Loss) Income	Earnings	Total
Balances at June 28, 2019	38,230,753	382	158,299	(47,779)	(2,386)	754,583	863,099
Net income	—	—	—	—	—	25,957	25,957
Other comprehensive income	—	—	—	—	(212)	—	(212)
Share-based compensation	—	—	5,995	—	—	—	5,995
Issuance of ordinary shares	158,375	2	(2)	—	—	—	—
Tax withholdings related to net share settlement of restricted share units	—	—	(4,144)	—	—	—	(4,144)

Balances at September 27, 2019	38,389,128	384	160,148	(47,779)	(2,598)	780,540	890,695

For the three months ended September 28, 2018

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in	Treasury Shares	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital		(Loss) Income	Earnings	Total
Balances at June 29, 2018	37,723,733	377	151,797	(42,401)	(1,257)	632,423	740,939
Net income	—	—	—	—	—	27,850	27,850
Other comprehensive income	—	—	—	—	87	—	87
Cumulative effect adjustment from adoption of ASC 606	—	—	—	—	—	1,205	1,205
Share-based compensation	—	—	4,980	—	—	—	4,980
Issuance of ordinary shares	394,876	4	(4)	—	—	—	—
Tax withholdings related to net share settlement of restricted share units	—	—	(8,904)	—	—	—	(8,904)

Balances at September 28, 2018	38,118,609	381	147,869	(42,401)	(1,170)	661,478	766,157

The accompanying notes are an integral part of these
unaudited condensed

consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(in thousands of U.S. dollars)	September 27, 2019	September 28, 2018
Cash flows from operating activities
Net income for the period	$25,957	$27,850
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,465	7,412
Loss on disposal of property, plant and equipment	8	46
Loss on disposal of intangibles	—	149
(Gain) l oss from sales and maturities of available-for-sale securities	(67)	178
Amortization of investment discount (premium)	65	(94)
Amortization of deferred debt issuance costs	2	—
(Reversal of) allowance for doubtful accounts	(5)	—
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	1,479	(4,232)
Unrealized loss (gain) on fair value of interest rate swaps	1,671	(50)
Share-based compensation	5,995	4,980
Deferred income tax	705	3
Severance liabilities	811	872
Other non-cash expenses	53	(282)
Reversal of inventory obsolescence	(264)	(478)
Changes in operating assets and liabilities
Trade accounts receivable	(12,967)	(10,887)
Contract assets	827	(280)
Inventory	(27,634)	(28,904)
Other current assets and non-current assets	4,225	(979)
Trade accounts payable	(5,263)	29,182
Contract liabilities	27	—
Income tax payable	733	1,680
Other current liabilities and non-current liabilities	(1,176)	8,427
Net cash provided by operating activities	2,647	34,593
Cash flows from investing activities
Purchase of short-term investments	(62,880)	(1,955)
Proceeds from sales of short-term investments	49,472	24,181
Proceeds from maturities of short-term investments	31,673	19,863
Purchase of property, plant and equipment	(6,343)	(5,410)
Purchase of intangibles	(246)	(78)
Net cash provided by investing activities	11,676	36,601
Cash flows from financing activities
Payment of debt issuance costs	(153)	—
Proceeds from long-term borrowings	60,938	—
Repayment of long-term borrowings	(60,938)	(813)
Repayment of capital lease liability	(109)	(123)
Release of restricted cash held in connection with business acquisition	—	(3,478)
Withholding tax related to net share settlement of restricted share units	(4,144)	(8,904)
Net cash used in financing activities	(4,406)	(13,318)
Net increase in cash, cash equivalents and restricted cash	9,917	57,876
Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	188,241	161,433
Increase in cash, cash equivalents and restricted cash	9,917	57,876
Effect of exchange rate on cash, cash equivalents and restricted cash	(41)	667
Cash, cash equivalents and restricted cash at end of period	$198,117	$219,976
Non-cash investing and financing activities
Construction, software and equipment-related payables	$9,816	$3,830

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

FABRINET
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(amount in thousands)	As of September 27, 2019	As of September 28, 2018
Cash and cash equivalents	$168,535	$219,976
Restricted cash	29,582	—

Cash, cash equivalents and restricted cash	$198,117	$219,976

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
Basis of presentation
The accompanying unaudited
condensed consolidated financial statements for Fabrinet as of September 27, 2019 and for the three months ended September 27, 2019 and September 28, 2018 includes normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form
10-K
for the year ended June 28, 2019.
The balance sheet as of June 28, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three months ended September 27, 2019 may not be indicative of results for the year ending June 26, 2020 or any future periods.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of total revenues and expenses during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for doubtful accounts, income taxes, inventory obsolescence, goodwill and valuation of intangible assets related to business acquisition, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that estimates or assumptions prove to be
differ
ent
from actual results, adjustments will be made in subsequent periods to reflect more current information.

Fiscal years
The Company utilizes a
52-53
week fiscal year ending on the Friday in June closest to June 30. The three months ended September 27, 2019 and September 28, 2018 each consisted of 13 weeks. Fiscal year 2020 will be comprised of 52 weeks and will end on June 26, 2020.

Changes in Accounting Policies
Except for the adoption of the new lease accounting standard and the derivatives and hedging standard described below, the Company has consistently applied the accounting policies to all periods presented in these unaudited condensed consolidated financial statements.
Adoption of New Accounting Standard
s
On June 29, 2019, the Company adopted the new lease accounting standard, Accounting Standards Codification Topic 842 (“ASC 842”), which provides guidance for the recognition and disclosure of lease arrangements. The Company adopted ASC 842 using the modified retrospective transition approach. Accordingly, the Company’s comparative financial statements as of June 28, 2019 have not been adjusted. ASC 842 also provides practical expedients for the Company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its operating leases with a term of less than 12 months, which will not require recognition of right of use (“ROU”) assets or lease liabilities for these leases.
For periods prior to adoption of ASC 842, the Company is required to present disclosures in accordance with ASC Topic 840. The following disclosure provides the future minimum lease payments due under non-cancelable
operating leases as of June 28, 2019:

(amount in thousands)
2020	$1,746
2021	1,342
2022	1,219
2023	1,172
Thereafter	230

Total future minimum operating lease payments	$5,709

The most significant impact of the adoption of ASC 842 was the recognition of ROU assets and lease liabilities for operating leases with a term of greater than 12 months, while the accounting for finance leases will remain substantially unchanged. See Note 10 for further details.
On June 29, 2019, the Company also adopted Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU 2017-12 simplifies existing hedge accounting guidance in order to better portray in financial statements the economic impact of risk management activities in the financial statements, including eliminating the separate measurement and presentation of hedge ineffectiveness. Prior to the adoption of ASU 2017-12, the Company wa
s required to separately measure and reflect the amount by which the hedging instrument did not offset the changes in the fair value or cash flows of hedged items, and to record the ineffective portion as earnings. Upon the adoption of ASU 2017-12, the Company is no longer recognize
s
hedge ineffectiveness as earnings, but instead record
s
 the entire changes in the fair value of the hedged instruments as other comprehensive income.
Amounts recorded as other comprehensive income are subsequently reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings
. See Note 6 for further details.
Concentration of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents, short-term investments, derivatives
,
accounts receivable

and contract assets
.
Cash, cash equivalents and short-term investments are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate its credit risks by spreading such risks across multiple counterparties and monitoring the risk profiles of these counterparties. The Company limits its short-term
investments in marketable securities to securities with a maturity not in excess of three years and securities that are rated A1,
P-1,
F1, or better.

The Company enters into derivative contracts with financial institutions with reputable credit and monitors the credit profiles of these counterparties.
The Company performs ongoing credit evaluations for credit worthiness of its customers and usually does not require collateral from its customers. Management has implemented a program to closely monitor near term cash collection and credit exposures to mitigate any material losses.
New Accounting Pronouncements – not yet adopted by the Company
In May 2019, the Financial Accounting Standards Board (“FASB”) issued ASU
2019-05,
“Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief.” The amendments in ASU
2019-05
provide entities that have certain instruments within the scope of Subtopic
326-20
(“Financial Instruments—Credit Losses—Measured at Amortized Cost”) with an option to irrevocably elect the fair value option in Subtopic
825-10
(“Financial Instruments—Overall”), applied on an
instrument-by-instrument
basis for eligible instruments, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity
debt securities. An entity that elects the fair value option should subsequently apply the guidance in Subtopics
820-10
(“Fair Value Measurement—Overall”) and
825-10.
For public business entities, this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU will be effective for the Company in the first quarter of fiscal 2021. Early adoption is permitted. The Company does not expect this update will impact its condensed consolidated financial statements.
In April 2019,
the
FASB issued ASU
2019-04,
“Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” The amendments in ASU
2019-04
apply to all reporting entities within the scope of the affected accounting guidance. For public business entities, this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU will be effective for the Company in the first quarter of fiscal 2021. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this update on its condensed consolidated financial statements.
In August 2018, the FASB issued ASU
2018-13,
“Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” ASU
2018-13
is intended to improve the effectiveness of disclosures in the notes to the financial statements, including (1) the development of a framework that promotes consistent decisions by the FASB about disclosure requirements and (2) the appropriate exercise of discretion by reporting entities. The amendment modifies the disclosure requirements on transferring between level 1 and level 2 and valuation processes of level 3 fair value measurements. This update is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, beginning after December 15, 2019. This ASU will be effective for the Company in the first quarter of fiscal 2021. The Company is currently evaluating the impact of the adoption of this update on its condensed consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU 2017-04 modified the concept of impairment assessment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Public companies that are SEC filers should adopt the amendment for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This ASU will be effective for the Company in the first quarter of fiscal 2021. The Company does not expect this update will impact its condensed consolidated financial statements.
3.	Revenues from contracts with customers

The Company derives total revenues primarily from the assembly of products under supply agreements with its customers and the fabrication of customized optics and glass. The Company recognizes revenue relating to contracts with customers that depicts the transfer of promised goods or services to customers in an amount reflecting the consideration to which the Company expects to be entitled in exchange for such goods or services. In order to meet this requirement, the Company applies the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations under
the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations under
the contract, and (5) recognize revenue when a performance obligation is satisfied. Revenue is recognized net of any taxes collected from customers, which is subsequently remitted to governmental authorities.

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. In contracts with multiple performance obligations, the Company identifies each performance obligation and evaluates whether the performance obligation is distinct within the context of the contract at contract inception. The majority of the Company’s contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises under the contracts and, therefore, is not distinct.
The Company manufactures products that are customized to customers’ specifications, however, control of the products is typically transferred to the customer at the point in time the product is either shipped or delivered, depending on the terms of the arrangement, as the criteria for overtime recognition are not met. On the evaluation of the contracts the Company determined that it did not have contractual rights to bill profit for work in progress in the event of a contract termination, an event which is expected to be infrequent. Further, in limited circumstances, substantive acceptance by the customer will result in the deferral of revenue until acceptance is formally received from the customer. Judgment may be required in determining if the acceptance clause provides for substantive acceptance.
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
Our customers generally are obligated to purchase finished goods that we have manufactured according to their demand requirements. Materials that are not consumed by our customers within a specified period of time, or that are no longer required due to a product’s cancellation or end-of-life,
are typically designated as excess or obsolete inventory under our contracts. After materials are designated as either excess or obsolete inventory, our customers are typically required to purchase such inventory from us even if they have chosen to cancel production of the related products. The excess or obsolete inventory is shipped to the customer and revenue is recognized upon shipment.
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled. The Company generally does not grant return privileges other than
for defective products during the warranty period.
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
Contract Assets and Liabilities
A contract asset is recognized when the Company has recognized revenues prior to generating
an invoice for payment. Contract assets are classified separately on the unaudited condensed
consolidated balance sheets and transferred to accounts receivable when rights to payment become unconditional. During the three-month period
ended September 27, 2019, the Company had no impairment for contract assets recognized.
A contract liability is recognized when the Company has advance payment arrangements with customers. The contract liabilities balance is normally recognized as revenue within six months.

The following tables summarize the activity in the Company’s contract assets and contract liabilities during the three month
s
 ended September 27, 2019:

(amount in thousands)	Contract Assets
Beginning balance, June 28, 2019	$12,447
Revenue recognized	21,653
Amounts collected or invoiced	(22,480)

Ending balance, September 27, 2019	$11,620

(amount in thousands)	Contract Liabilities
Beginning balance, June 28, 2019	$2,239
Additions advance payment received during the period	2,230
Revenue recognized	(2,203)

Ending balance, September 27, 2019	$2,266

Contract Costs
Consistent with the guidance in ASC
340-40-25-1,
the incremental costs of obtaining a contract with a customer are recognized as an asset (not expensed as incurred) if such
costs are expected to be recovered. Incremental costs of obtaining a contract are costs that
the Company would not have incurred if the contract had not been obtained (e.g., sales commissions or similar incentive payments linked directly to new or modified customer contracts). Costs that would have been incurred regardless of whether a customer contract was obtained (e.g., costs of pursuing the contact, legal advice, etc.) are expensed as incurred, unless such
costs are explicitly chargeable to the customer. During the three month
s
ended September 27, 2019, the Company did not have any incremental costs of obtaining a contract.
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
 bill-to-location
 of the
Company’s

customers. The Company operates in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic region:

(amount in thousands , except percentages)	Three Months Ended September 27, 2019	As a % of Total Revenues
North America	$200,947	50.3%
Asia-Pacific	118,423	29.7
Europe	79,926	20.0

	$399,296	100.0%

(amount in thousands , except percentages)	Three Months Ended September 28, 2018	As a % of Total Revenues
North America	$179,826	47.7%
Asia-Pacific	151,947	40.3
Europe	45,404	12.0

	$377,177	100.0%

The following table sets forth our revenues by end market.

(amount in thousands , except percentages)	Three Months Ended September 27, 2019	As a % of Total Revenues
Optical communications	$302,379	75.7%
Lasers, sensors and other	96,917	24.3

Total	$399,296	100.0%

(amount in thousands , except percentages)	Three Months Ended September 28, 2018	As a % of Total Revenues
Optical communications	$280,768	74.4%
Lasers, sensors and other	96,409	25.6

Total	$377,177	100.0%

4.	Earnings per ordinary share

Basic earnings per ordinary share is computed by dividing reported net income by the weighted-average number of ordinary shares outstanding during each period. Diluted earnings per ordinary share is computed by calculating the effect of potential dilutive ordinary shares outstanding during the period using the treasury stock method. Dilutive ordinary equivalent shares consist of restricted share units and performance share units. Earnings per ordinary share was calculated as follows:

	Three Months Ended
(amount in thousands except per share amounts)	September 27, 2019	September 28, 2018
Net income attributable to shareholders	$25,957	$27,850
Weighted-average number of ordinary shares outstanding (thousands of shares)	36,913	36,625
Incremental shares arising from the assumed vesting of restricted share units and performance share units (thousands of shares)	616	515

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,529	37,140

Basic earnings per ordinary share	$0.70	$0.76
Diluted earnings per ordinary share	$0.69	$0.75
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (thousands of shares) (1)	50	351

(1)
These

performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.

5.	Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of September 27, 2019
Cash	$167,772	$—	$167,772	$—	$—
Cash equivalents	763	—	763	—	—
Liquidity funds	20,701	—	—	—	20,701
Certificates of deposit and time deposits	35,020	—	—	—	35,020
Corporate bonds and commercial papers	105,029	294	—	105,323	—
U.S. agency and U.S. treasury securities	77,078	144	—	77,222	—

Total	$406,363	$438	$168,535	$182,545	$55,721
As of June 28, 2019
Cash	$178,019	$—	$178,019	$—	$—
Cash equivalents	2,820	—	2,820	—	—
Liquidity funds	20,552	—	—	—	20,552
Certificates of deposit and time deposits	35,028	—	—	—	35,028
Corporate bonds and commercial papers	130,959	297	—	131,256	—
U.S. agency and U.S. treasury securities	69,552	105	—	69,657	—
Total	$436,930	$402	$180,839	$200,913	$55,580

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
The Company’s short-term investments consist of U.S. Treasuries and fixed income securities and have been classified and accounted for as available-for-sale.
The following table summarizes the cost and estimated fair value of short-term investments
classified as
available-for-sale
securities based on stated effective maturities as of September 27, 2019:

	September 27, 2019		June 29, 2018
(amount in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$55,726	$55,786	$69,746	$69,830
Due between one to five years	126,381	126,759	130,765	131,083

Total	$182,107	$182,545	$200,511	$200,913

During the three months ended September 27, 2019, the Company recognized a realized gain of $67 thousands
 from sales and maturities of
available-for-sale
securities.
As of September 27, 2019, the Company considered the declines in market value of its short-term investments portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the three months ended September 27, 2019.

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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of September 27, 2019
Assets
Cash equivalents	$—	$763		$—	$763
Liquidity funds	—	20,701		—	20,701
Certificates of deposit and time deposits	—	35,020		—	35,020
Corporate bonds and commercial papers	—	105,323		—	105,323
U.S. agency and U.S. treasury securities	—	77,222		—	77,222
Derivative assets	—	298	(1)	—	298

Total	$—	$239,327		$—	$239,327
Liabilities
Derivative liabilities	$—	$4,223	(2)	$—	$4,223

Total	$—	$4,223		$—	$4,223

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 28, 2019
Assets
Cash equivalents	$—	$2,820		$—	$2,820
Liquidity funds	—	20,552		—	20,552
Certificates of deposit and time deposits	—	35,028		—	35,028
Corporate bonds and commercial papers	—	131,256		—	131,256
U.S. agency and U.S. treasury securities	—	69,657		—	69,657
Derivative assets	—	2,201	(3)	—	2,201

Total	$—	$261,514		$—	$261,514
Liabilities
Derivative liabilities	$—	$2,591	(4)	$—	$2,591

Total	$—	$2,591		$—	$2,591

(1)	Foreign currency forward contracts with a notional amount of $ 74.0 million.

(2)	Two interest rate swap agreements with an aggregate notional amount of $ 125.1 million .

(3)	Foreign currency forward contracts with notional amount of $72.0 million and Canadian dollars 0.6 million.

(4)	Interest rate swap agreement with a notional amount of $ 64.2 million.

Derivative Financial Instruments
The Company utilizes derivative financial instruments to hedge (i) foreign exchange risk associated with certain foreign currency denominated assets and liabilities and other foreign currency transactions, and (ii) interest rate risk associated with its
 long-term debt.
The Company minimizes the credit risk associated with its derivative instruments by limiting the exposure to any single counterparty and by entering into derivative instruments only with counterparties that meet the Company’s minimum credit quality standard.
Foreign Currency
Forward
Contracts
As a result of foreign currency rate fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency denominated assets and liabilities also fluctuate. The Company uses foreign currency contracts to manage the foreign exchange risk associated with certain foreign currency denominated assets and liabilities and other foreign currency transactions.
The Company enters into foreign currency
forward
contracts to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollars.

As of September 27, 2019, the Company had sixty-one outstanding foreign currency forward contracts with an aggregate notional amount
o
f
$74.0
million with maturity dates from October 2019 through January 2020. These foreign currency forward contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht. During the three months period

ended

September 27, 2019, the Company
recorded unrealized loss of $1.9 million from changes in the fair value of foreign currency contracts in earnings as foreign exchange gain, net in the unaudited condensed consolidated statements of operations and comprehensive income.
As of September 28, 2018, the Company had three outstanding foreign currency forward contracts with a
n aggregate
notional amount of $6.0 million, and six outstanding foreign currency option contracts with a
n aggregate
notional amount of $19.0 million with maturity dates from
October through
December 2018
. These foreign currency forward contracts and option contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht. During the three months ended September 28, 2018, the Company included unrealized gain of
$2.8 million from changes in the fair value of foreign currency contracts in earnings as foreign exchange gain, net in the unaudited condensed consolidated statements of operations and comprehensive income.
Interest Rate Swap Agreement
s
The Company enter
ed
 into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of September 27, 2019, the Company had two outstanding interest rate swap agreements with a
n aggregate
notional amount of $
125.1
 million
. As of September 28, 2018, the Company had one outstanding interest rate swap agreement with a notional amount of $64.2 million.
On July 25, 2018,
Fabrinet Thailand
entered into an interest rate swap agreement to effectively convert the floating interest rate of its term loan under the Bank of America Credit Facility Agreement to a fixed interest rate of 2.86% per annum through the scheduled maturity of the term loan in June 2023 (see Note
13). The Company did not designate this interest rate swap for hedge accounting.
On September 3, 2019, the Company entered into a new term loan agreement under a Credit Facility Agreement with the Bank of Ayudhya Public Company Limited
(the “Bank”)

(see Note 13) and on September 10, 2019, repaid in full

the outstanding term loan under the Bank of America Credit Facility (see Note 13). In conjunction with the funding of the new term loan, the Company entered into a second interest rate swap agreement. The combination of both of these interest rate swaps effectively convert the floating interest rate of the Company’s new term loan with the Bank to a fixed interest rate of
4.36% per annum through the maturity of the term loan in June 2024.
On September 27, 2019, the Company designated these two interest rate swaps as a cash flow hedge for the Company’s term loan under the Credit Facility Agreement with the Bank. The combination of these two interest rate swaps qualif
ied
 for hedge accounting
bec
a
use
 the hedges are highly effective, and
the Company has
 designated and documented contemporaneously the hedging relationships involving these interest rate swaps. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. From September 27, 2019, any gains or losses related to these interest rate swaps will be recorded in accumulated other comprehensive income in the unaudited condensed consolidated balance
sheets,
and
the Company will reclassify a portion of the gains or losses from accumulated other comprehensive income into earnings at each reporting period based on either the accrued interest amount or the interest payment.
The following table provides a summary of the impacts of derivative gain (loss) of our cash flow hedges on the una
u
dited
condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended
(amount in thousands )	Financial statements line item	September 27, 2019	September 28, 2018
Derivatives gain (loss) recognized in other comprehensive income:
Interest rate swaps	Other comprehensive income	$39	$—
Derivatives gain (loss) reclassified from other comprehensive income into earnings:
Interest rate swaps	Interest expenses	—	—

Prior to September 27, 2019, these interest rate swaps were not designated as cash flow hedges
.

A
ll changes in the fair value of these interest rate swaps was reflected in earnings. During the three months ended September 27, 2019 and September 28, 2018, the Company recorded unrealized loss
of
$1.7 million and
unrealized gain of
$0.1 million, respectively, from changes in the fair value of these interest rate swaps as interest expense in the unaudited
condensed consolidated statements of operations and comprehensive income.
Fair Value
The following table provides the fair values of our derivative financial instruments for the periods presented:

	September 27, 2019		June 28, 2019
(amount in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward contracts	$340	$(42)	$2,201	$—
Interest rate swaps	—	—	$—	$(2,591)

Derivatives designated as hedging instruments
Interest rate swaps	—	(4,223)	$—	$—

Gross amounts of derivatives	340	(4,265)	$2,201	$(2,591)
Gross amounts of derivatives offset in the balance sheet	(42)	42	$—	$—

Net amounts of derivatives	$298	$(4,223)	$2,201	$(2,591)

The Company recorded fair value of derivative financial instrument in unaudited condensed consolidated balance sheets as followings:

Derivative Financial Instruments	Financial statements line item
Fair Value of Derivative Assets	Other current assets
Fair Value of Derivative Liabilities	Accrued expenses

Settlement
Our derivative instruments are typically settled monthly or quarterly. The following table presents cash settlements (paid) received related to the below derivative instruments:

	Three Months Ended
(amount in thousands)	September 27, 2019	September 28, 2018
Foreign currency forward contract	$—	$—
Interest rate swaps	(57)	(82)

Total	$(57)	$(82)

7.	Trade accounts receivable, net

(amount in thousands)	As of September 27, 2019	As of June 28, 2019
Trade accounts receivable	$273,707	$260,698
Less: allowance for doubtful account	(91)	(96)

Trade accounts receivable, net	$273,616	$260,602

8.	Inventory

(amount in thousands)	As of September 27, 2019	As of June 28, 2019
Raw materials	$133,574	$115,008
Work - in - progress	151,518	142,039
Finished goods	26,039	24,916
Goods in transit	12,112	13,645

	323,243	295,608
Less: Inventory obsolescence	(1,732)	(1,996)

Inventory, net	$321,511	$293,612

9.	Restricted cash

As of September 27, 2019 and June 28, 2019, the Company had
two
outstanding standby letter
s
of credit
o
f
22.2 million Euros
and
one outstanding standby letter of credit of
6.0 million
Euros, respectively, related to the Company’s support of a customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand.
As of September 27, 2019 and June 28, 2019, the standby letters of credit were backed by cash collateral of
$29.6 million and $
7.4
million, respectively.

10.	Leases

The Company leases facilities under

non-cancelable

operating lease agreements. The Company leases a portion of its capital equipment and vehicle, certain land and buildings for its facilities in Thailand,
the
Cayman Islands, China, the United States and the United Kingdom under operating lease arrangements that expire at various dates
through 2025.
Certain of these lease arrangements provide the Company the ability to extend the lease from one to five years following the expiration of the current term. However, the Company has excluded all lease extension options from its ROU assets and lease liabilities as the Company is not reasonably assured that it will exercise these options. All leases agreements have no term conditions of residual value guarantee provided by lessee. The Company also has one intercompany lease transaction which is a lease of office and manufacturing space between Fabritek and Fabrinet West.
Operatin
g

leases
The Company determines if an arrangement contains a lease at inception.
The Company applies the guidance in ASC 842 to determine whether a contract is, or contains, a lease. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration.

Operating leases are included in operating lease
ROU

assets, and operating lease liabilities on the Company’s unaudited condensed consolidated balance sheets.

The Company rents certain real estate under agreements that are classified as operating leases.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Variable lease payments are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.
Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent) separately from the non-lease
components (e.g., common-area maintenance costs).
The following table shows the impact of adoption of ASC 842 on the adoption date of June 29, 2019 on the consolidated balance sheets:
Consolidated Balance Sheets

	Impact of Adopting ASC 842
(amount in thousands)	Balance at June 28, 2019	Adjustment	Balance at June 29, 2019
Assets
Operating lease ROU assets	$—	$5,370	$5,370
Liabilities and Shareholders’ Equity
Operating lease liabilities – current	$—	$1,601	$1,601
Operating lease liabilities – non current	$—	$3,769	$3,769

As of September 27, 2019, the maturities of the Company’s operating lease liabilities are as follows:

(amount in thousands)
2020 (remaining nine months)	$1,323
2021	1,669
2022	1,520
2023	1,427
2024	495
Thereafter	279

Total undiscounted lease payments	6,713
Less Imputed interest	(528)

Total present value of lease liabilities	$6,185	(1)

(1)	Included current portion of operating lease liabilities of $ 1.6 million.

Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term. Rental expense for long
-
term lease
s
for
the three months ended September 27, 2019 was $0.5 million.
Rental expense for short-term lease
s
for the three months ended September 27, 2019 was $0.02 million.

Capital leases
In connection with the acquisition of Fabrinet UK, the Company assumed the capital lease commitments of several machines and equipment, with various expiration dates through September 2020. The equipment can be purchased at the determined prices upon expiration of such contracts.
As of September 27, 2019, the Company ha
d
capital lease liabilities of $0.4 million, which were recorded under current liabilities and property, plant and equipment
in the
unaudited
condensed consolidated balance sheet
s
.
As of September 27, 2019, the future minimum lease payments under non-cancelable
capital leases during each fiscal year were as follows:

(amount in thousands)
2020	$300
2021	100

Total minimum capital lease payments	400
Less: Future finance charge on capital leases	(9)

Present value of capital lease	$391

Representing capital lease liabilities
Current	$391
Non-current	—

Total capital lease liabilities	$391

As of September 27, 2019, the present value of capital lease
s
during each fiscal year w
as
 as follows:

(amount in thousands)
2020	$292
2021	99

Present value of capital lease	$391

The following summarizes additional information related to the Company’s operating leases and capital leases:

As of September 27, 2019
Weighted-average remaining lease term (in years)
Operating leases	4.4
Capital leases	1.0
Weighted-average discount rate
Operating leases	3.9%
Capital leases	4.1%

T
he following information represents supplemental disclosure for the statement of cash flows related to operating and capital leases for the three months ended September 27, 2019:

(amount in thousands)	Three Months Ended September 27, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$458
Financing cash flows from capital leases	$109
ROU assets obtained in exchange for lease liabilities	$6,185
Capital lease assets	$317

11.	Intangibles
The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	F oreign Currency Translation Adjustment	Net
As of September 27, 2019
Software	$6,698	$(5,004)	$—	$1,694
Customer relationships	4,373	(2,253)	(153)	1,967
Backlog	119	(119)	—	—

Total intangibles	$11,190	$(7,376)	$(153)	$3,661

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 28, 2019
Software	$6,582	$(4,868)	$—	$1,714
Customer relationships	4,373	(2,096)	(104)	2,173
Backlog	119	(119)	—	—

Total intangibles	$11,074	$(7,083)	$(104)	$3,887

The Company recorded amortization expense relating to intangibles of $0.3 million and $0.3 million for the three months ended September 27, 2019 and September 28, 2018, respectively.
The weighted-average remaining life of customer relationships was
:

(years)	As of September 27, 2019	As of June 28, 2019
Customer relationships	5.2	5.4

Based on the carrying amount of intangibles as of September 27, 2019, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousands)
2020 (remaining nine months)	$862
2021	1,020
2022	784
2023	516
2024	288
Thereafter	191

Total	$3,661
12.	Goodwill
The changes in the carrying amount of goodwill from the acquisition of Fabrinet UK were as follows:

(amount in thousands)	Goodwill
Balance as of June 28, 2019	$3,705
Foreign currency translation adjustment	(102)

Balance as of September 27, 2019	$3,603

(amount in thousands)	Goodwill
Balance as of June 29, 2018	$3,828
Foreign currency translation adjustment	(6)

Balance as of September 28, 2018	$3,822
Goodwill is not deductible for tax purposes. Goodwill is reviewed annually for impairment or more frequently whenever changes or circumstances indicate the carrying amount of goodwill may not be recoverable.
13.	Borrowings
The Company’s total borrowings, including current
 portion

and
non-current
 portion of
long-term borrowings, consisted of the following:

( amount in thousands )
Rate	Conditions	Maturity	As of September 27, 2019	As of June 28, 2019
Long-term borrowings, current portion, net:

Long-term borrowings, current portion			$12,188	$3,250
Less: Unamortized debt issuance costs – current portion			(31)	—

Long-term borrowings, current portion, net			$12,157	3,250

Long-term borrowings, non-current portion, net:

Term loan borrowings:
1-month LIBOR +1.50% per annum (1)	Repayable in quarterly installments	June 2023	$—	$60,938
3-month LIBOR +1.35% per annum (1)	Repayable in quarterly installments	June 2024	60,938	—

Less: Current portion			(12,188)	(3,250)
Less: Unamortized debt issuance costs – non-current portion			(119)	—

Long-term borrowings, non-current portion, net			$48,631	$57,688

(1)	We have entered into interest rate swaps that effectively fix a series of our future interest payments on our term loans. Refer to Note 6 .

The movements of long-term borrowings for the three months ended September 27, 2019 and September 28, 2018 were as follows:

	Three Months Ended
(amount in thousands)	September 27, 2019	September 28, 2018
Opening balance	$60,938	$64,188
Borrowings during the period	60,938	—
Repayments during the period	(60,938)	(813)

Closing balance	$60,938	$63,375

As of September 27, 2019, future maturities of long-term borrowings during each fiscal year were as follows:

(amount in thousands)
2020 (remaining nine months)	$9,140
2021	12,188
2022	15,234
2023	12,188
2024	12,188
Total	$60,938
Credit facility agreements:
Bank of Ayudhya Public Company Limited
On August 20, 2019, Fabrinet Thailand (the “Borrower”), and
the
Bank entered into a Credit Facility Agreement (the “Credit Facility Agreement”). The Credit Facility Agreement provides for a facility of 110.0 million Thai Baht
(approximately $
3.6
million based on the applicable exchange rate as of September
27
,
2019)
and $
160.9
million which may be used for, among other things, an overdraft facility, short-term loans against promissory notes, a letter of guarantee facility, a term loan facility and foreign exchange facilities. The Bank may approve any request for extension of credit under the Credit Facility Agreement and may increase or decrease any facility amount in its sole discretion.
Under the Credit Facility Agreement, on August 20, 2019, the Borrower and the Bank entered into a Term Loan Agreement pursuant to which the Borrower drew down
on September 3, 2019 a term loan in the original principal amount of $60.9 million. The proceeds from the term loan, together with cash on hand, were used to repay outstanding obligations under the Company’s pre-existing
credit facility agreement between the Company and Bank of America, N.A.
The term loan accrues interest at
3-month LIBOR plus 1.35%
and is repayable in quarterly installments of $3.0 million, commencing on September 30, 2019. The term loan matures on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be re-borrowed.
During the three months ended September 27, 2019, the Company recorded $0.2 million
of interest expense in connection with this term loan.
Any borrowings under the Credit Facility Agreement, including those borrowing under the Term Loan Agreement are guaranteed by
Fabrinet
and secured by land and buildings in Pathumthani and Chonburi Provinces owned by the Borrower in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt to equity ratio less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. At September 27, 2019, the Company was in compliance with all of its covenants under the Term Loan Agreement
.

The events of default in the Term Loan Agreement include failure to pay amounts due under the Term Loan Agreement or the related finance documents when due, failure to comply with the covenants under the Term Loan Agreement or the related finance documents, cross default with other indebtedness of the Borrower, events of bankruptcy or insolvency in respect of the Borrower, and the occurrence of any event or series of events that in the opinion of the Bank has or is reasonably likely to have a material adverse effect.
At September 27, 2019, there was $
60.9
million outstanding under the term loan.
Bank of America, N.A.
On May 22, 2014, the Company and
a
consortium
of
banks
 entered into a syndicated senior credit facility agreement
led by Bank of America
(the “Bank of America Facility Agreement”). The Bank of America Facility Agreement provided for a $200.0 million credit line, comprised of a $150.0 million revolving loan facility and a $50.0 million delayed draw term loan facility.
From time to time, we amended the Bank of America Facility Agreement, before repaying all outstanding amounts under the agreement and terminating such agreement on
September 10, 2019
.
The most recent amendment on June 4, 2018, (i)
reduced
the revolving commitments thereunder from $150.0 million to $25.0 million, (ii) refinanced the outstanding amounts under the revolving loan and term loan facilities into a $65.0 million term loan which was to be repaid in quarterly installments through the maturity date of June 4, 2023; and (iii) reduced the interest rate margins and commitment fees. The term loan bore interest, at the Company’s option, at a rate per annum equal to a
LIBOR rate plus a spread of 1.50% to 2.25%
, or a
base rate plus a spread of 0.50% to 1.25%
. During the three months ended September 27, 2019 and September 28, 2018, the Company recorded $0.5 million
and $
0.7
 million
, respectively, of interest expense in connection with this term loan.

During the three months ended September 27, 2019, the Company fully repaid $61.0 million in principal, accrued interest and other fees under the agreement. The early termination of this agreement did not trigger any early termination fees. At September 27, 2019, there were no amounts outstanding under the Bank of America Facility Agreement. At June 28, 2019, there was $60.9 million outstanding under the Bank of America Facility Agreement, related to the term loan.
14.	Income taxes

As of September 27, 2019 and June 28, 2019, the liability for uncertain tax positions including accrued interest and penalties was $2.2 million and $2.1 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.
The Company files income tax returns in the United States and foreign tax jurisdictions. The tax years from 2014 to 2018 remain open to examination by U.S. federal and state, and foreign tax authorities. The Company’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of each entity in the Company, adjusted for discrete items arising in that quarter. If the Company’s estimated annual effective tax rate changes, the Company makes a cumulative adjustment in that quarter.
The effective tax rate for the Company for the three months ended September 27, 2019 and September 28, 2018 was 5.0% and 6.7%, respectively, of net income. The decrease was primarily due to the fact that the Company had lower income subject to tax during the first quarter of fiscal year 2020 as compared to the same period in fiscal year 2019.

15.	Share-based compensation

Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of our ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three months ended September 27, 2019 and September 28, 2018 was as follows:

	Three Months Ended
(amount in thousands)	September 27, 2019	September 28, 2018
Share-based compensation expense by type of award:
Restricted share units	$4,398	$4,685
Performance share units	1,597	295

Total share-based compensation expense	5,995	4,980
Tax effect on share-based compensation expense	—	—

Net effect on share-based compensation expense	$5,995	$4,980

Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended
(amount in thousands)	September 27, 2019	September 28, 2018
Cost of revenue	$1,720	$1,847
Selling, general and administrative expense	4,275	3,133

Total share-based compensation expense	$5,995	$4,980

The Company did not capitalize any share-based compensation expense as part of any asset costs during the three months ended September 27, 2019 and September 28, 2018.
Share-based award activity
Fabrinet maintains the following equity incentive plans: the Amended and Restated 2010 Performance Incentive Plan (the “2010 Plan”) and the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”). The 2010 Plan and 2017 Inducement Plan are collectively referred to as the “Equity Incentive Plans”.
As of September 27, 2019, there were an aggregate of 806,573 restricted share units outstanding and 436,304 performance share units outstanding under the 2010 Plan. As of September 27, 2019, there were 1,302,154 ordinary shares available for future grant under the 2010 Plan.
On November 2, 2017,
the Company
adopted the 2017 Inducement Plan with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual. As of September 27, 2019, there were an aggregate of 24,327 restricted share units outstanding under the 2017 Inducement Plan. As of September 27, 2019, there were 111,347 ordinary shares available for future grant under the 2017 Inducement Plan.
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

Performance share units granted to executives will vest, if at all, at the end of a two-year
performance period based on the Company’s achievement of
pre-defined
performance criteria, which consist of revenue and
n
on-
GAAP
gross margin
or operating margin t
argets. The actual number of performance share units that may vest at the end of the performance period ranges from 0% to 100% of the award grant.

The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2019	800,751	$42.48
Granted	292,321	$48.39
Issued	(240,595)	$39.62
Forfeited	(21,577)	$42.00

Balance as of September 27, 2019	830,900	$45.40

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 29, 2018	1,073,580	$35.19
Granted	255,821	$48.02
Issued	(369,757)	$34.34
Forfeited	(29,845)	$38.32

Balance as of September 28, 2018	929,799	$38.95

The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2019	548,500	$40.97
Granted	238,474	$48.39
Issued	—	—
Forfeited	(350,670)	$36.99

Balance as of September 27, 2019	436,304	$48.22

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 29, 2018	605,892	$38.41
Granted	201,994	$48.02
Issued	(227,268)	$40.48
Forfeited	(27,954)	$39.35

Balance as of September 28, 2018	552,664	$41.02

The fair value of restricted share units and performance share units is based on the market value of our ordinary shares on the date of grant.
As of September 27, 2019, there was $20.2 million and $11.3 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the

Equity Incentive Plans

that is expected to be recorded over a weighted-average period of 2.9 years and 1.7 years, respectively.

For the three months ended September 27, 2019 and September 28, 2018, the Company withheld an aggregate of 82,220 shares and 201,877 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the three months ended September 27, 2019 and September 28, 2018, the Company then remitted cash of $4.1 million and $8.9 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows.
The payment
was recorded as a reduction of additional
paid-in
capital.
16.	Shareholders’ equity

Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three months ended September 27, 2019, Fabrinet issued 158,375 ordinary shares upon the vesting of restricted share units, net of shares withheld.
For the three months ended September 28, 2018, Fabrinet issued 395,148 ordinary shares upon the vesting of restricted share units, net of shares withheld.
All such issued shares are fully paid.

Treasury shares
In August 2017, the Company’s board of directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018 and May 2019, the Company’s board of directors approved an
increase of $30.0 million and $50 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $110.0 million. During the three months ended September 27, 2019, no shares were repurchased under the program. As of September 27, 2019, the Company had a remaining authorization to purchase up to an additional $62.2 million worth of its ordinary shares under the share repurchase program. Shares repurchase
d
 under the share repurchase program are held as treasury shares.
17.	Accumulated other comprehensive income (loss) (“AOCI”)

The changes in AOCI for the three months ended September 27, 2019 and Sept
e
mber 28, 2018 were as follows:

(amount in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 28, 2019	$952	$32	(2,537)	$(833)	$(2,386)
Other comprehensive income before reclassification adjustment	(32)	39	83	(369)	(279)
Amounts reclassified out of AOCI to foreign exchange loss in the unaudited condensed consolidated statements of operations and comprehensive income	67	—	—	—	67
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$35	$39	83	$(369)	$(212)
Balance as of September 27, 2019	$987	$71	(2,454)	$(1,202)	$(2,598)

(amount in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 29, 2018	$(1,091)	$33	—	$(199)	$(1,257)
Other comprehensive income before reclassification adjustmen t	591	—	—	(200)	391
Amounts reclassified out of AOCI to foreign exchange loss in the unaudited condensed consolidated statements of operations and comprehensive income	(303)	(1)	—	—	(304)
Tax effects	—	—	—	—	—

Other comprehensive income (loss)	$288	$(1)	—	$(200)	$87

Balance as of September 28, 2018	$(803)	$32	—	$(399)	$(1,170)

18.	Commitments and contingencies

Letter of credit and Bank guarantees
As of September 27, 2019,
the Company had
two
outstanding standby letters of credit
o
f
 16.2
million Euros and
one outstanding standby letter of credit of
6.0
 million
Euros, respectively,
related to the Company’s support of a customer
’s
 transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand.
T
he
se
standby letters of credit were backed by cash collateral of $
22.2
 million and $
7.4
 million, respectively.
As of June 28, 2019, the Company had one outstanding standby letter of credit of 6.0 million Euros related to the Company’s support of a customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand. The standby letter of credit was backed by cash collateral of $7.4 million.
As of September 27, 2019 and June 28, 2019, there were outstanding bank guarantees given by a bank on behalf of our subsidiary in Thailand for electricity usage and other normal business amounting to $1.6 million and $1.6 million, respectively
, and there were other bank guarantees given by a bank on behalf of our subsidiaries in
China
and
the United Kingdom to
support their operations of $70 thousand and $25
thousand,
respectively.
Purchase obligations
Purchase obligations represent legally-binding commitments to p
u
rchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, their terms generally give the Company the option to cancel, reschedule and/or adjust its requirements based on its business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
As of September 27, 2019, the Company had an outstanding commitment to third parties of $8.2 million.
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
19.	Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s
C
hief
E
xecutive
O
fficer. As of September 27, 2019, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
Total revenues are attributed to a particular geographic area based on the bill-to-location
of the
Company’s
customers. The Company operates in three geographic regions: North America, Asia-Pacific and Europe. The following table presents total revenues by geographic region
:

	Three Months Ended
(amount in thousands)	September 27, 2019	September 28, 2018
North America	$200,947	$179,826
Asia-Pacific	118,423	151,947
Europe	79,926	45,404

	$399,296	$377,177

As of September 2
7
, 201
9
and September 28, 2018, the Company had approximately $30.8 million and $32.5 million, respectively, of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific and Europe.
Significant customers
The Company had two customers that
each
contributed
to
10% or more of its total trade accounts receivable as of September 27, 2019 and June 28, 2019 for both periods
.
20.	Subsequent events

On October 1, 2019, the Company advanced fund
s
in the amount of
$
24.3
million to a customer to support the customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand. These advanced funds must be repaid by September 30, 2020.

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
•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our belief that we will be able to maintain favorable pricing on our services;

•	our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2020 will be in line with the portion of those revenues for the three months ended September 27, 2019;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2020 selling, general and administrative (“SG&A”) expenses will increase as a percentage of revenue compared to fiscal year 2019 SG&A expenses;

•	our expectation that our employee costs will increase in Thailand and the People’s Republic of China (“PRC”);

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	our plans to execute acquisitions;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.

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
location outside of North America
decreased
from 52.3% in the three months ended September 28, 2018 to 49.7% in the three months ended September 27, 2019, primarily because the increase in sales to our customers in North America was higher than the increase in sales to our customers outside of North America. Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our revenues attributable to customers in regions outside North America for the remainder of fiscal year 2020 will be in line with the portion of revenues attributable to such customers during the three months ended September 27, 2019.
The following table presents percentages of total revenues by geographic region:

	Three Months Ended
	September 27, 2019	September 28, 2018
North America	50.3%	47.7%
Asia-Pacific	29.7	40.3
Europe	20.0	12.0

	100.0%	100.0%

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
Selling, General and Administrative Expenses
Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2020, we expect our SG&A expenses will increase as a percentage of revenue compared with our fiscal year 2019 SG&A expenses.
The compensation committee of our board of directors approved a fiscal year 2020 executive incentive plan with quantitative objectives that are based solely on achieving certain revenue targets and non-GAAP
operating margin targets

for our fiscal year ending June 26, 2020. Bonuses under the fiscal year 2020 executive incentive plan are payable after the end of fiscal year 2020. In fiscal year 2019, the compensation committee of our board of directors approved a fiscal year 2019 executive incentive plan with quantitative objectives based solely on achieving certain revenue targets and non-GAAP
gross margin targets for fiscal year 2019.
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
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of September 27, 2019			As of June 28, 2019
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	781,245	$25,497	53.5	664,860	$21,628	60.0
RMB	99,873	14,120	29.6	53,393	7,767	21.5
GBP	6,540	8,062	16.9	5,270	6,682	18.5

Total		$47,679	100.0		$36,077	100.0

Liabilities
Thai baht	1,881,355	$61,402	90.3	1,961,972	$63,825	90.0
RMB	28,911	4,088	6.0	26,373	3,836	5.4
GBP	2,038	2,513	3.7	2,598	3,294	4.6

Total		$68,003	100.0		$70,955	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of September 27, 2019 there was $74.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 28, 2019, there was $72.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of September 27, 2019 and June 28, 2019, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of September 27, 2019 and June 28, 2019, we did not have any derivative contracts denominated in GBP.

For the three months ended September 27, 2019 and September 28, 2018, we recorded gain of $0.3 million and $0.2 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
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
The Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted on December 22, 2017 and provided for significant changes to U.S. tax law. Among other provisions, the Tax Reform Act reduced the U.S. corporate income tax rate to 21%, which is the current rate for our U.S. subsidiaries.
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
Our critical accounting policies are disclosed in our Annual Report on Form
10-K
for the fiscal year ended June 28, 2019. The adoption of new accounting policies and accounting standards are disclosed in Note 2 to the unaudited condensed consolidated financial statements. There were no changes to our accounting policies other than the adoption of Leases (Topic 842) and Derivatives and Hedging (Topic 815), which resulted from Accounting Standards Codification Topic 842 (“ASC 842”) and Accounting Standards Update Topic 815 (“ASU 815”), respectively.
We adopted ASC 842 using the modified retrospective transition approach, effective on June 29, 2019. Accordingly, our comparative financial statements as of June 28, 2019 will not be adjusted. ASC 842 also provides practical expedients for our ongoing accounting. We plan to elect the short-term lease recognition exemption for our operating leases with terms of less than 12 months, which will not require recognition of right of use assets or lease liabilities for these leases.
The most significant impact of the adoption of ASC 842 is expected to be the recognition of right of use assets and lease liabilities for the operating leases with terms of greater than 12 months, while the accounting for finance leases will remain substantially unchanged.

Results of Operations
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period
comparisons of operating results should not be relied upon as indicative of future performance.

(amount in thousands)	Three Months Ended
	September 27, 2019	September 28, 2018
Revenues	$399,296	$377,177
Cost of revenues	(353,309)	(336,901)

Gross profit	45,987	40,276
Selling, general and administrative expenses	(16,000)	(14,437)
Expenses related to reduction in workforce	—	(85)

Operating income	29,987	25,754
Interest income	2,098	1,444
Interest expense	(2,393)	(634)
Foreign exchange gain (loss), net	(1,953)	3,068
Other income, net	377	77

Income before income taxes	28,116	29,709
Income tax expense	(2,159)	(1,859)

Net income	25,957	27,850
Other comprehensive (loss) income, net of tax	(212)	87

Net comprehensive income	$25,745	$27,937

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Three Months Ended
	September 27, 2019	September 28, 2018
Revenues	100.0%	100.0%
Cost of revenues	(88.5)	(89.3)

Gross profit	11.5	10.7
Selling, general and administrative expenses	(4.0)	(3.8)
Expenses related to reduction in workforce	0.0	0.0

Operating income	7.5	6.9
Interest income	0.5	0.4
Interest expense	(0.6)	(0.2)
Foreign exchange gain (loss), net	(0.5)	0.8
Other income, net	0.1	0.0

Income before income taxes	7.0	7.9
Income tax expense	(0.5)	(0.5)

Net income	6.5	7.4
Other comprehensive (loss) income, net of tax	(0.1)	0.0

Net comprehensive income	6.4%	7.4%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended
(amount in thousands)	September 27, 2019	September 28, 2018
Optical communications	$302,379	$280,768
Lasers, sensors and other	96,917	96,409

Total	$399,296	$377,177

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.
Comparison of Three Months Ended September 27, 2019 with Three Months Ended September 28, 2018
Total revenues
.
Our total revenues increased by $22.1 million, or 5.9%, to $399.3 million for the three months ended September 27, 2019, compared with $377.2 million for the three months ended September 28, 2018. This increase was due to an increase in our customers’ demand for both optical and non-optical
communications manufacturing services during the three months ended September 27, 2019. Revenues from optical and non-optical
communications products increased by $21.6 million and $0.5 million, or 7.7% and 0.5%, respectively, for the three months ended September 27, 2019.
Cost of revenues
.
Our cost of revenues increased by $16.4 million, or 4.9%, to $353.3 million, or 88.5% of total revenues, for the three months ended September 27, 2019, compared with $336.9 million, or 89.3% of total revenues, for the three months ended September 28, 2018. The increase in cost of revenues on an absolute dollar basis was in line with the increase in sales volume.
Gross profit
.
Our gross profit increased by $5.7 million, or 14.2%, to $46.0 million, or 11.5% of total revenues, for the three months ended September 27, 2019, compared with $40.3 million, or 10.7% of total revenues, for the three months ended September 28, 2018. The increase was primarily due to a more favorable product mix.
SG&A expenses
.
Our SG&A expenses increased by $1.6 million, or 10.8%, to $16.0 million, or 4.0% of total revenues, for the three months ended September 27, 2019, compared with $14.4 million, or 3.8% of total revenues, for the three months ended September 28, 2018. The increase was primarily due to (1) an increase in share-based compensation of $1.1 million and (2) an increase in severance liabilities of $0.3 million.
Operating income.
Our operating income increased by $4.2 million to $30.0 million, or 7.5% of total revenues, for the three months ended September 27, 2019, compared with $25.8 million, or 6.9% of total revenues, for the three months ended September 28, 2018. The increase was primarily due to an increase in total revenues.
Interest income
.
Our interest income increased by $0.7 million, or 45.3%, to $2.1 million, or 0.5% of total revenues, for the three months ended September 27, 2019, compared with $1.4 million, or 0.4% of total revenues, for the three months ended September 28, 2018. The increase was primarily due to a higher weighted average interest rate and an increase in the average balance of our outstanding cash during the three months ended September 27, 2019.

Interest expense
.
Our interest expense increased by $1.8 million to $2.4 million for the three months ended September 27, 2019, compared with $0.6 million for the three months ended September 28, 2018. The increase was primarily due to an unrealized loss of $1.7 million from mark-to-market
of interest rate swap related to our term loan.
Foreign exchange gain (loss), net.
We recorded foreign exchange loss, net of $2.0 million for the three months ended September 27, 2019, compared with $3.1 million gain for the three months ended September 28, 2018.
Income before income taxes
.
We recorded income before income taxes of $28.1 million for the three months ended September 27, 2019, compared with $29.7 million for the three months ended September 28, 2018.
Income tax expense.
Our provision for income tax reflects an effective tax rate of 5.6% and 6.7% for the three months ended September 27, 2019 and September 28, 2018, respectively. The decrease was primarily due to the fact that we had lower income subject to tax during the first quarter of fiscal year 2020 as compared to the same period in fiscal year 2019.
Net income
.
We recorded net income of $26.0 million, or 6.5% of total revenues, for the three months ended September 27, 2019, compared with $27.9 million, or 7.4% of total revenues, for the three months ended September 28, 2018. The decrease was mainly due to (1) an increase in SG&A expenses of $1.6 million; (2) a net decrease of interest income and expenses of $ 1.1 million; and (3) a net decrease of foreign exchange gain of $5.0 million, offset by an increase in gross profit of $5.7 million.
Other comprehensive income.
We recorded other comprehensive loss of $0.2 million, or 0.1% of total revenues, for the three months ended September 27, 2019, compared with other comprehensive income of $87 thousand, or 0.0% of total revenues, for the three months ended September 28, 2018.
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operations. As of September 27, 2019 and September 28, 2018, we had cash, cash equivalents, and short-term investments of $406.8 million and $352.4 million, respectively, and outstanding debt of $60.9 million and $63.4 million, respectively.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents for the three months ended September 27, 2019 and September 28, 2018 was 2.0% and 1.9%, respectively.
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
During the three months ended September 27, 2019, we paid off an existing term loan of $60.9 million under our previous Bank of America Facility Agreement and our subsidiaries in Thailand drew down a new term loan of $60.9 million under a new Credit Facility Agreement with the Bank of Ayudhya Public Company Limited. As a result, as of September 27, 2019, we had a long-term borrowing of $60.9 million under our new Credit Facility Agreement. (See Note 13 for further details.) We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $238.3 million as of September 27, 2019.

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
The following table shows our cash flows for the periods indicated:

	Three Months Ended
(amount in thousands)	September 27, 2019	September 28, 2018
Net cash provided by operating activities	$2,647	$34,593
Net cash provided by investing activities	$11,676	$36,601
Net cash used in financing activities	$(4,406)	$(13,318)
Net increase in cash, cash equivalents and restricted cash	$9,917	$57,876

Operating Activities
Net cash provided by operating activities decreased by $31.9 million, or 92.3%, to $2.6 million for the three months ended September 27, 2019, compared with net cash provided by operating activities of $34.6 million for the three months ended September 28, 2018. This decrease was primarily due to (1) an increase of $34.4 million in payments to trade accounts payable offset by (1) an increase in share-based compensation of $1.0 million and (2) an increase in inventory of $1.3 million.
Investing Activities
Net cash provided by investing activities decreased by $24.9 million, or 68.1%, to $11.7 million for the three months ended September 27, 2019, compared with net cash provided by investing activities of $36.6 million for the three months ended September 28, 2018. This decrease was primarily due to (1) an increase in purchases of short-term investments, net of proceeds from sales and maturities of $23.8 million; and (2) an increase in the purchase of property, plant and equipment and intangibles of $1.1 million.
Financing Activities
Net cash used in financing activities decreased by $8.9 million, or 66.9%, to $4.4 million for the three months ended September 27, 2019, compared with net cash used in financing activities of $13.3 million for the three months ended September 28, 2018. This decrease was primarily due to (1) a decrease in withholding tax related to net share settlement of restricted share units of $4.8 million and (2) the release of restricted cash in connection with business acquisition of $3.5 million in the first quarter of fiscal year 2019.
Off-Balance
Sheet Commitments and Arrangements
As of September 27, 2019, we had two outstanding standby letters of credit, one for 16.2 million Euros, and the other for 6.0 million Euros related to our support of a customer’s transfer of certain manufacturing operations from Berlin, Germany to our facilities in Thailand. As of September 27, 2019, the standby letters of credit were backed by cash collateral of $29.6 million.
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $406.8 million and $437.3 million as of September 27, 2019 and June 28, 2019, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three months ended September 27, 2019 and September 28, 2018, our interest income would have decreased by approximately $0.1 million for both periods, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the three months ended September 27, 2019 and September 28, 2018, our interest expense would have increased by approximately $0.2 million for both periods, assuming consistent borrowing levels.
We therefore entered into interest rate swap agreements (the “Swap Agreements”) to manage this risk and increase the profile of the Company’s debt obligation. The terms of the Swap Agreements allow the Company to effectively convert the floating interest rate to a fixed interest rate. This locks the variable in interest expenses associated with our floating rate borrowings and results in fixed interest expenses which is unsusceptible from market rate increase. We designated the Swap Agreements as a cash flow hedge, and they qualify for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. From September 27, 2019, any gains or losses related to these interest rate swaps will be recorded in accumulated other comprehensive income in the unaudited condensed consolidated balance sheets, with subsequent reclassification to interest expense.
We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale
and, consequently, are recorded on our unaudited condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity.
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
As a consequence, our gross profit margins, operating results, profitability and cash flows are adversely impacted when the dollar depreciates relative to the Thai baht, the GBP or the RMB. We have a particularly significant currency rate exposure to changes in the exchange rate between the Thai baht, the GBP, the RMB and the U.S. dollar. We must translate foreign currency-denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our unaudited condensed consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar compared with such foreign currencies will affect our reported results of operations and the value of our assets and liabilities on our unaudited condensed consolidated balance sheets, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and shareholders’ equity.

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. We recorded unrealized gain of $0.3 million and unrealized gain of $0.2 million related to derivatives that are not designated as hedging instruments, for the three months ended September 27, 2019 and September 28, 2018, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $2.3 million and $0.4 million as of September 27, 2019 and June 28, 2019, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of September 27, 2019, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of September 27, 2019 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1,
P-1,
F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those related to adoption of Leases (Topic 842) that we adopted on June 29, 2019.

PART II: OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. There are currently no material claims or actions pending or threatened against us.
ITEM 1A.	RISK FACTORS

Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risks, as well as the other information contained in this Quarterly Report on Form
10-Q,
including our unaudited condensed consolidated financial statements and the related notes, before investing in our ordinary shares. The risks and uncertainties described below are not the only ones that we may face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us or our ordinary shares. If any of the following risks actually occur, they may harm our business, financial condition and operating results. In this event, the market price of our ordinary shares could decline and you could lose some or all of your investment.
Risks Related to Our Business
Our sales depend on a small number of customers. A reduction in orders from any of these customers, the loss of any of these customers, or a customer exerting significant pricing and margin pressures on us could harm our business, financial condition and operating results.
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During each of the three months ended September 27, 2019 and September 28, 2018, we had one customer that contributed 18% of our total revenues. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
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
Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. For example,
II-VI
Incorporated completed its acquisition of Finisar Corporation in September 2019, Cisco entered into an agreement in July 2019 to acquire Acacia Communications, and Lumentum Holdings Inc. completed its acquisition of Oclaro, Inc. in December 2018. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers acquired the capacity to manufacture products in-house.
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
Revenues from the optical communications end market represented 76% and 74% of our total revenues for the three-month periods ended September 27, 2019 and September 28, 2018, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
Volatility in the functional and
non-functional
currencies of our entities and the U.S. dollar could seriously harm our business, financial condition, and operating results. The primary impact of currency exchange fluctuations is on our cash, receivables, and payables of our operating entities. We may experience significant unexpected gain or losses from fluctuations in exchange rates. For example, in the three months ended September 27, 2019, we experienced a $2.0 million foreign exchange loss, which negatively affected our net income per share by $0.05.
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of September 27, 2019, the U.S. dollar had depreciated approximately 8.2% against the Thai baht since September 29, 2017. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Also, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of September 27, 2019, the U.S. dollar had appreciated approximately 7.0% against the RMB since September 29, 2017. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of September 27, 2019, the U.S. dollar had appreciated approximately 8.9% against the GBP since September 29, 2017. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Total revenues from the bill-to-location
of customers outside of North America accounted for 49.7% and 52.3% of our total revenues for the three months ended September 27, 2019 and September 28, 2018, respectively. We expect that total revenues from the bill-to-location
of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
For example, in May 2019, the U.S. Commerce Department’s Bureau of Industry and Security (BIS) added Huawei and certain affiliates to the BIS Entity List. This action denied Huawei the ability to purchase products, software and technology that are subject to U.S. Export Administration Regulations (EAR). Although we do not sell directly to Huawei, some of our customers do sell to Huawei directly. To ensure compliance, some of our customers immediately suspended shipments to Huawei in order to begin assessments of the products they sold to Huawei (and its affiliates), to determine whether these products were subject to the restrictions resulting from the ban. This had an immediate impact on our customer orders in the fourth quarter of fiscal year 2019, which affected our revenue for the quarter. We expect this ban to continue to adversely affect orders from our customers for the foreseeable future.
We are subject to risks related to the ongoing U.S.-China trade dispute, including increased tariffs on materials that we use in manufacturing, which could adversely affect our business, financial condition and operating result.
The U.S. Presidential Administration recently imposed tariffs on a wide-range of products and goods manufactured in China that are directly or indirectly imported into the U.S., and it is likely that the Administration will impose additional tariffs on products and goods manufactured in China. In response, various countries and economic regions have announced plans or intentions to impose retaliatory tariffs on a wide-range of products they import from the U.S. These newly imposed, announced and threatened U.S. tariffs and retaliatory tariffs could have the effect of increasing the cost of materials we use to manufacture certain products, which could result in lower margins. The tariffs could also result in disruptions to our supply chain, as suppliers struggle to fill orders from companies trying to purchase goods in bulk ahead of announced tariffs. The institution of trade tariffs both globally and between the U.S. and China specifically could also cause a decrease in the sales of our customers’ products to end users located in China, which could directly impact our revenues in the form of reduced orders. If existing tariffs are raised further or if new tariffs are imposed on additional categories of components used in our manufacturing activities, and if we are unable to pass the costs of such tariffs on to our customers, our operating results would be harmed.
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
Despite our implementation of security measures, our systems are vulnerable to damage caused by computer viruses, natural disasters, unauthorized access and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. To the extent that any disruptions, cyber-attack or other security breach results in a loss or damage to our data, or inappropriate disclosure of confidential information, our business could suffer harm. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
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
However, if we expand our manufacturing capacity and are unable to promptly utilize the additional space due to reduced demand for our services or an inability to win new projects, new customers or penetrate new markets, or if the optics industry does not grow as we expect, we may experience periods of excess capacity, which could harm our business, financial condition and operating results.
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
Natural disasters, such as the 2011 flooding in Thailand, where most of our manufacturing operations are located, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products and for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the 2011 flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand and cease production permanently at our Chokchai facility, which adversely affected our ability to meet our customers’ demands during fiscal year 2012. In some countries in which we operate, including the PRC and Thailand, potential outbreaks of infectious diseases such as the H1N1 influenza virus, severe acute respiratory syndrome (“SARS”) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. In addition, increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers, and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.
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
As a manufacturer of products for the optics industry, we are required to meet certain certification standards, including the following: ISO9001 for Manufacturing Quality Management Systems; ISO14001 for Environmental Management Systems; TL9000 for Telecommunications Industry Quality Certification; IATF16949 for Automotive Industry Quality Certification; ISO13485 for Medical Devices Industry Quality Certification; AS9100 for Aerospace Industry Quality Certification; NADCAP (National Aerospace and Defense Contractors Accreditation Program) for Quality Assurance throughout the Aerospace and Defense Industries; and OHSAS18001 for Occupational Health and Safety Management Systems. We also maintain compliance with various additional standards imposed by the U.S. Food and Drug Administration (“FDA”) with respect to the manufacture of medical devices.
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
We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC, the United Kingdom and the U.S. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Under the current laws of the Cayman Islands, we are not subject to tax in the Cayman Islands on income or capital gains until March 6, 2039.
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
LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our credit facility agreement. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. Whether or not SOFR or another alternative reference rate attains market traction as a LIBOR replacement tool remains in question. If LIBOR ceases to exist, we will need to agree upon a replacement index with the bank under our credit facility agreement, and certain of the interest rates under such agreement may change. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out.
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
The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we are able to assert in our Annual Report on Form
10-K
that our internal control over financial reporting was effective as of June 28, 2019, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of September 27, 2019 are primarily investments in a fixed income portfolio, including certificates of deposit, time deposits, corporate bonds and commercial papers, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 27, 2019, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
Based upon estimates of the value of our assets, which are based in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for the taxable year 2020 or for the foreseeable future. However, despite our expectations, we cannot assure you that we will not be a PFIC for the taxable year 2020 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we are a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations and to burdensome reporting requirements.
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
Our corporate affairs are governed by our amended and restated memorandum and articles of association (“MOA”), by the Companies Law (as amended) of the Cayman Islands and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under the laws of the Cayman Islands are not as clearly established under statutes or judicial precedent as in jurisdictions in the U.S. Therefore, you may have more difficulty in protecting your interests than would shareholders of a corporation incorporated in a jurisdiction in the U.S., due to the comparatively less developed nature of Cayman Islands law in this area.
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
When a takeover offer is made and accepted by holders of 90.0% of the shares within four months, the offeror may, within a two-month
period, require the holders of the remaining shares to transfer such shares on the terms of the offer. An objection can be made to the Grand Court of the Cayman Islands but is unlikely to succeed unless there is evidence of fraud, bad faith or collusion.
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
The Cayman Islands Parent is a Cayman Islands exempted company and substantially all of our assets are located outside of the U.S. Given our domicile and the location of our assets, it may be difficult to enforce in U.S. courts judgments obtained against us in U.S. courts based on the civil liability provisions of the U.S. federal securities laws against us. In addition, there is uncertainty as to whether the courts of the Cayman Islands, Thailand or the PRC would recognize or enforce judgments of U.S. courts against us predicated upon the civil liability provisions of the securities laws of the U.S. or any state. In particular, a judgment in a U.S. court would not be recognized and accepted by Thai courts without a re-trial
or examination of the merits of the case. In addition, there is uncertainty as to whether such Cayman Islands, Thai or PRC courts would be competent to hear original actions brought in the Cayman Islands, Thailand or the PRC against us predicated upon the securities laws of the U.S. or any state.
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On August 21, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, at such time and such prices as management may decide. In February 2018 and May 2019, we announced that our board of directors approved increases of $30.0 million and $50.0 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $110.0 million. The repurchased shares will be held as treasury stock. During the three months ended September 27, 2019, no shares were repurchased under this program. As of September 27, 2019, we had a remaining authorization to purchase up to $62.2 million worth of our ordinary shares.
The following table summarizes share repurchase activity for the three months ended September 27, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
June 29, 2019 – July 26, 2019	—	$—	—	$62,220,607
July 27, 2019 – August 23, 2019	—	$—	—	$62,220,607
August 24, 2019 – September 27, 2019	—	$—	—	$62,220,607

Total	—	$—	—	$62,220,607

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date

10.1	Description of Fiscal 2020 Executive Incentive Plan	8-K, Item 5.02	N/A	August 20, 2019

10.2	Letter agreement, dated August 14, 2019, regarding amendment of David T. Mitchell’s RSUs	8-K	10.1	August 20, 2019

10.3	Credit Facility Agreement, dated as of August 20, 2019, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	8-K	10.1	September 12, 2019

10.4	Term Loan Agreement, dated as of August 20, 2019, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	8-K	10.2	September 12, 2019

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2019.

FABRINET

By:	/s/ Toh-Seng Ng
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)