Form 10-Q
period 2019-12-27
Fabrinet
filed 2020-02-04
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 27, 2019
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
of the Exchange Act).
☐
  Yes
☒
  No
As of January 24, 2020, the registrant had 37,052,502 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM
10-Q
QUARTER ENDED DECEMBER 27, 2019

Page No.
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of December 27, 2019 (unaudited) and June 28, 2019	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Six Months Ended December 27, 2019 and December 28, 2018 (unaudited)	4

Condensed Consolidated Statements of Shareholders’ Equity for the Three and Six Months Ended December 27, 2019 and December 28, 2018 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 27, 2019 and December 28, 2018 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION	46

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 6. Exhibits	63

Signature	64

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	December 27, 2019	June 28, 2019
Assets
Current assets
Cash and cash equivalents	$220,031	$180,839
Short-term restricted cash	272	—
Short-term investments	222,805	256,493
Trade accounts receivable, net	285,579	260,602
Contract assets	11,114	12,447
Inventor ies	294,380	293,612
Other receivable	24,310	—
Prepaid expenses	4,919	8,827
Other current assets	7,416	11,015

Total current assets	1,070,826	1,023,835

Non-current assets
Long-term restricted cash	7,402	7,402
Property, plant and equipment, net	217,038	210,686
Intangibles, net	4,038	3,887
Operating right-of-use assets	7,558	—
Goodwill	3,798	3,705
Deferred tax assets	4,115	5,679
Other non-current assets	253	124

Total non-current assets	244,202	231,483

Total Assets	$1,315,028	$1,255,318

Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$12,156	$3,250
Trade accounts payable	234,929	257,617
Contract liabilities	2,360	2,239
Capital lease liability, current portion	311	398
Operating lease liability, current portion	1,823	—
Income tax payable	3,137	1,801
Accrued payroll, bonus and related expenses	15,942	16,510
Accrued expenses	11,338	8,997
Other payables	31,384	22,236

Total current liabilities	313,380	313,048

Non-current liabilities
Long-term borrowings, non-current portion, net	45,592	57,688
Deferred tax liability	3,543	3,561
Capital lease liability, non-current portion	—	102
Operating lease liabilit ies , non-current portion	5,728	—
Severance liabilities	16,735	15,209
Other non-current liabilities	1,723	2,611

Total non-current liabilities	73,321	79,171

Total Liabilities	386,701	392,219

Commitments and contingencies (Note 1 9 )
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of December 27, 2019 and June 28, 2019)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 38,408,890 shares and 38,230,753 shares issued at December 27, 2019 and June 28, 2019, respectively; and 37,019,787 shares and 36,841,650 shares outstanding at December 27, 2019 and June 28, 2019, respectively)	384	382
Additional paid-in capital	166,103	158,299
Less: Treasury shares , at c ost (1,389,103 shares and 1,389,103 shares as of December 27, 2019 and June 28, 2019, respectively)	(47,779)	(47,779)
Accumulated other comprehensive loss	(2,152)	(2,386)
Retained earnings	811,771	754,583

Total Shareholders’ Equity	928,327	863,099

Total Liabilities and Shareholders’ Equity	$1,315,028	$1,255,318

The
accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

(in thousands of U.S. dollars, except per share data)	Three Months Ended		Six Months Ended
	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Revenues	$426,217	$403,080	$825,513	$780,257
Cost of revenues	(377,059)	(357,516)	(730,368)	(694,417)

Gross profit	49,158	45,564	95,145	85,840
Selling, general and administrative expenses	(17,078)	(12,727)	(33,078)	(27,164)
Expenses related to reduction in workforce	(16)	(319)	(16)	(404)

Operating income	32,064	32,518	62,051	58,272
Interest income	1,940	1,182	4,038	2,626
Interest expense	(181)	(1,616)	(2,574)	(2,250)
Foreign exchange ( loss ) gain , net	(988)	(421)	(2,941)	2,647
Other income, net	397	562	774	639

Income before income taxes	33,232	32,225	61,348	61,934
Income tax expense	(2,001)	(712)	(4,160)	(2,571)

Net income	31,231	31,513	57,188	59,363

Other comprehensive income (loss), net of tax:
Change in net unrealized (loss) gain on available-for-sale securities	(82)	598	(47)	886
Change in net unrealized loss on derivative instruments	(189)	—	(150)	(1)
Change in net retirement benefits plan – prior service cost	101	—	184	—
Change in foreign currency translation adjustment	616	(505)	247	(705)

Total other comprehensive income, net of tax	446	93	234	180

Net comprehensive income	$31,677	$31,606	$57,422	$59,543

Earnings per share
Basic	$0.84	$0.86	$1.55	$1.62
Diluted	$0.83	$0.84	$1.52	$1.59
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	37,011	36,841	36,962	36,733
Diluted	37,763	37,471	37,646	37,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended December 27, 2019

	Ordinary Shares		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Retained
(in thousands of U.S. dollars, except share data)	Shares	Amount	Capital	Shares	(Loss) Income	Earnings	Total
Balances at September 27, 2019	38,389,128	384	160,148	(47,779)	(2,598)	780,540	890,695
Net income	—	—	—	—	—	31,231	31,231
Other comprehensive income	—	—	—	—	446	—	446
Share-based compensation	—	—	6,188	—	—	—	6,188
Issuance of ordinary shares	19,762	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted share units	—	—	(233)	—	—	—	(233)

Balances at December 27, 2019	38,408,890	384	166,103	(47,779)	(2,152)	811,771	928,327

For the Six Months Ended December 27, 2019

	Ordinary Shares		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Retained
(in thousands of U.S. dollars, except share data)	Shares	Amount	Capital	Shares	(Loss) Income	Earnings	Total
Balances at June 28, 2019	38,230,753	382	158,299	(47,779)	(2,386)	754,583	863,099
Net income	—	—	—	—	—	57,188	57,188
Other comprehensive income	—	—	—	—	234	—	234
Share-based compensation	—	—	12,183	—	—	—	12,183
Issuance of ordinary shares	178,137	2	(2)	—	—	—	—
Tax withholdings related to net share settlement of restricted share units	—	—	(4,377)	—	—	—	(4,377)

Balances at December 27, 2019	38,408,890	384	166,103	(47,779)	(2,152)	811,771	928,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (Continued)
For the Three Months Ended December 28, 2018

	Ordinary Shares		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Retained
(in thousands of U.S. dollars, except share data)	Shares	Amount	Capital	Shares	(Loss) Income	Earnings	Total
Balances at September 29, 2018	38,118,609	381	147,869	(42,401)	(1,170)	661,478	766,157
Net income	—	—	—	—	—	31,513	31,513
Other comprehensive income	—	—	—	—	93	—	93
Share-based compensation	—	—	3,969	—	—	—	3,969
Issuance of ordinary shares	19,550	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted share units	—	—	(199)	—	—	—	(199)

Balances at December 28, 2018	38,138,159	381	151,639	(42,401)	(1,077)	692,991	801,533

For the Six Months Ended December 28, 2018

	Ordinary Share		Additional Paid-in	Treasury	Accumulated Other Comprehensive	Retained
(in thousands of U.S. dollars, except share data)	Shares	Amount	Capital	Shares	(Loss) Income	Earnings	Total
Balances at June 29, 2018	37,723,733	377	151,797	(42,401)	(1,257)	632,423	740,939
Net income	—	—	—	—	—	59,363	59,363
Other comprehensive income	—	—	—	—	180	—	180
Cumulative effect adjustment from adoption of ASC 606	—	—	—	—	—	1,205	1,205
Share-based compensation	—	—	8,949	—	—	—	8,949
Issuance of ordinary shares	414,426	4	(4)	—	—	—	—
Tax withholdings related to net share settlement of restricted share units	—	—	(9,103)	—	—	—	(9,103)

Balances at December 28, 2018	38,138,159	381	151,639	(42,401)	(1,077)	692,991	801,533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(in thousands of U.S. dollars)	December 27, 2019	December 28, 2018
Cash flows from operating activities
Net income for the period	$57,188	$59,363
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,279	15,000
Loss on disposal of property, plant and equipment	242	528
Loss on disposal of intangibles	—	149
(Gain) loss from sales and maturities of available-for-sale securities	(79)	1,060
Amortization of investment discount (premium)	117	(533)
Amortization of deferred debt issuance costs	10	—
Allowance for doubtful accounts	6	—
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	1,205	(5,775)
Unrealized loss (gain) on fair value of interest rate swaps	1,672	849
Amortization of interest rate swaps’ fair value at hedge inception	(433)	—
Share-based compensation	12,183	8,949
Deferred income tax	1,543	481
Severance liabilities	2,015	1,339
Other non-cash expenses	(851)	(759)
Changes in operating assets and liabilities
Trade accounts receivable	(24,970)	(14,381)
Contract assets	1,333	(3,459)
Inventor ies	(767)	(28,880)
Other current assets and non-current assets	7,471	2,128
Trade accounts payable	(22,816)	29,276
Contract liabilities	121	—
Income tax payable	1,336	1,859
Other current liabilities and non-current liabilities	805	2,104

Net cash provided by operating activities	52,610	69,298

Cash flows from investing activities
Purchase of short-term investments	(101,727)	(82,141)
Proceeds from sales of short-term investments	72,664	70,472
Proceeds from maturities of short-term investments	62,666	34,788
Other receivable provided to customer (Note 9)	(24,310)	—
Purchase of property, plant and equipment	(15,411)	(9,732)
Purchase of intangibles	(808)	(251)
Proceeds from disposal of property, plant and equipment	1,195	5

Net cash (used in) provided by investing activities	(5,731)	13,141

Cash flows from financing activities
Payment of debt issuance costs	(153)	—
Proceeds from long-term borrowings	60,938	—
Repayment of long-term borrowings	(63,985)	(813)
Repayment of capital lease liability	(189)	(255)
Release of restricted cash held in connection with business acquisition	—	(3,478)
Withholding tax related to net share settlement of restricted share units	(4,377)	(9,103)

Net cash used in financing activities	(7,766)	(13,649)

Net increase in cash, cash equivalents and restricted cash	39,113	68,790

Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	188,241	161,433
Increase in cash, cash equivalents and restricted cash	39,113	68,790
Effect of exchange rate on cash, cash equivalents and restricted cash	351	773

Cash, cash equivalents and restricted cash at end of period	$227,705	$230,996

Non-cash investing and financing activities
Construction, software and equipment-related payables	$14,307	$2,888
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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(amount in thousands)	As of December 27, 2019	As of December 28, 2018
Cash and cash equivalents	$220,031	$230,996
Restricted cash	7,674	—

Cash, cash equivalents and restricted cash	$227,705	$230,996

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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of December 27, 2019 and for the three and six months ended December 27, 2019 and December 28, 2018 includes normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form
10-K
for the year ended June 28, 2019.
The balance sheet as of June 28, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three and six months ended December 27, 2019 may not be indicative of results for the year ending June 26, 2020 or any future periods.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of total revenues and expenses during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for doubtful accounts, income taxes, inventory obsolescence, goodwill and valuation of intangible assets related to business acquisition, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that estimates or assumptions prove to be different from actual results, adjustments will be made in subsequent periods to reflect more current information.

Fiscal years
The Company utilizes a
52-53
week fiscal year ending on the Friday in June closest to June 30. The three months ended December 27, 2019 and December 28, 2018 each consisted of 13 weeks. The six months ended December 27, 2019 and December 28, 2018 each consisted of 26 weeks. Fiscal year 2020 will be comprised of 52 weeks and will end on June 26, 2020.
Changes in Accounting Policies
Except for the adoption of the new lease accounting standard and the derivatives and hedging standard described below, the Company has consistently applied the accounting policies to all periods presented in these unaudited condensed consolidated financial statements.
Adoption of New Accounting Standards
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
F
uture minimum lease payments due under
non-cancelable
operating leases as of June 28, 2019 were as follows:

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
On June 29, 2019, the Company also adopted Accounting Standards Update (“ASU”)
2017-12,
Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. ASU
2017-12
simplifies existing hedge accounting guidance in order to better portray in financial statements the economic impact of risk management activities in the financial statements, including eliminating the separate measurement and presentation of hedge ineffectiveness. Prior to the adoption of ASU
2017-12,
the Company was required to separately measure and reflect the amount by which the hedging instrument did not offset the changes in the fair value or cash flows of hedged items, and to record the ineffective portion as earnings. Upon the adoption of ASU
2017-12,
the Company no longer recognizes hedge ineffectiveness as earnings, but instead records the entire changes in the fair value of the hedged instruments as other comprehensive income. Amounts recorded as other comprehensive income are subsequently reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. See Note 6 for further details.
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
New Accounting Pronouncements – not yet adopted by the Company
In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU
2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
.
” The amendments in this Update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. This ASU will be effective for the Company in the first quarter of fiscal 2022. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this update on its condensed consolidated financial statements.
In May 2019,
the
FASB issued ASU
2019-05,
“Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief
.
” The amendments in ASU
2019-05
provide entities that have certain instruments within the scope of Subtopic
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
820-10
(“Fair Value Measurement—Overall”) and
825-10.
For public business entities, this update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU will be effective for the Company in the first quarter of fiscal 2021. Early adoption is permitted. The Company is currently evaluating the i
mpact of the adoption of
this update
o
n
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
The Company manufactures products that are customized to customers’ specifications, however, control of the products is typically transferred to the customer at the point in time the product is either shipped or delivered, depending on the terms of the arrangement, as the criteria for recognizing revenue over time are not met. On the evaluation of the contracts the Company determined that it did not have contractual rights to bill profit for work in progress in the event of a contract termination, an event which is expected to be infrequent. Further, in limited circumstances, substantive acceptance by the customer will result in the deferral of revenue until acceptance is formally received from the customer. Judgment may be required in determining if the acceptance clause provides for substantive acceptance.
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

Contract Assets and Liabilities
A contract asset is recognized when the Company has recognized revenues prior to generating an invoice for payment. Contract assets are classified separately within the unaudited condensed consolidated balance sheets and transferred to accounts receivable when rights to payment become unconditional. During the six months ended December 27, 2019, the Company had no impairment for contract assets recognized.
A contract liability is recognized when the Company has advance payment arrangements with customers. The contract liabilities balance is normally recognized as revenue within six months.
The following tables summarize the activity in the Company’s contract assets and contract liabilities during the six

month
s
ended December 27, 2019:

(amount in thousands)	Contract Assets
Beginning balance, June 28, 2019	$12,447
Revenue recognized	39,093
Amounts collected or invoiced	(40,426)

Ending balance, December 27, 2019	$11,114

(amount in thousands)	Contract Liabilities
Beginning balance, June 28, 2019	$2,239
A dvance payment received during the period	3,336
Revenue recognized	(3,215)

Ending balance, December 27, 2019	$2,360

Contract Costs
Consistent with the guidance in ASC
340-40-25-1,
the incremental costs of obtaining a contract with a customer are recognized as an asset (not expensed as incurred) if such costs are expected to be recovered. Incremental costs of obtaining a contract are costs that the Company would not have incurred if the contract had not been obtained (e.g., sales commissions or similar incentive payments linked directly to new or modified customer contracts). Costs that would have been incurred regardless of whether a customer contract was obtained (e.g., costs of pursuing the contact, legal advice, etc.) are expensed as incurred, unless such costs are explicitly chargeable to the customer. During the six

month
s
ended December 27, 2019, the Company did not have any incremental costs of obtaining a contract.
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

Revenue by Geographic Area
Total revenues are attributed to a particular geographic area based on the bill-to-location
 of the Company’s customers. The Company operates in three geographic regions: North America, Asia-Pacific and Europe. The following table
s
present total revenues by geographic region:

(amount in thousands, except percentages)	Three Months Ended December 27, 2019	As a % of Total Revenues	Six Months Ended December 27, 2019	As a % of Total Revenues
North America	$223,398	52.4%	$424,345	51.4%
Asia-Pacific	141,147	33.1	259,570	31.4
Europe	61,672	14.5	141,598	17.2

Total	$426,217	100.0%	$825,513	100.0%

(amount in thousands, except percentages)	Three Months Ended December 28, 2018	As a % of Total Revenues	Six Months Ended December 28, 2018	As a % of Total Revenues
North America	$182,698	45.3%	$362,524	46.5%
Asia-Pacific	166,711	41.4	318,658	40.8
Europe	53,671	13.3	99,075	12.7

Total	$403,080	100.0%	$780,257	100.0%

The following table
s
set forth our revenues by end market
:

(amount in thousands, except percentages)	Three Months Ended December 27, 2019	As a % of Total Revenues	Six Months Ended December 27, 2019	As a % of Total Revenues
Optical communications	$322,068	75.6%	$624,447	75.6%
Lasers, sensors and other	104,149	24.4	201,066	24.4

Total	$426,217	100.0%	$825,513	100.0%

(amount in thousands, except percentages)	Three Months Ended December 28, 2018	As a % of Total Revenues	Six Months Ended December 28, 2018	As a % of Total Revenues
Optical communications	$305,547	75.8%	$586,315	75.1%
Lasers, sensors and other	97,533	24.2	193,942	24.9

Total	$403,080	100.0%	$780,257	100.0%

1
4

4.	Earnings per ordinary share
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

	Three Months Ended		Six Months Ended
(amount in thousands except per share amounts)	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Net income attributable to shareholders	$31,231	$31,513	$57,188	$59,363

Weighted-average number of ordinary shares outstanding (thousands of shares)	37,011	36,841	36,962	36,733
Incremental shares arising from the assumed vesting of restricted share units and performance share units (thousands of shares)	752	630	684	572

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,763	37,471	37,646	37,305

Basic earnings per ordinary share	$0.84	$0.86	$1.55	$1.62
Diluted earnings per ordinary share	$0.83	$0.84	$1.52	$1.59
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (thousands of shares) (1)	50	401	50	401
(1)	These performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.

5.	Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments can be analyzed as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/(Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of December 27, 2019
Cash	$217,721	$—	$217,721	$—	$—
Cash equivalents	2,310	—	2,310	—	—
Liquidity funds	20,837	—	—	—	20,837
Certificates of deposit and time deposits	20,000	—	—	—	20,000
Corporate bonds and commercial papers	102,735	261	—	102,996	—
U.S. agency and U.S. T reasury securities	78,840	132	—	78,972	—

Total	$442,443	$393	$220,031	$181,968	$40,837

As of June 28, 2019
Cash	$178,019	$—	$178,019	$—	$—
Cash equivalents	2,820	—	2,820	—	—
Liquidity funds	20,552	—	—	—	20,552
Certificates of deposit and time deposits	35,028	—	—	—	35,028
Corporate bonds and commercial papers	130,959	297	—	131,256	—
U.S. agency and U.S. T reasury securities	69,552	105	—	69,657	—

Total	$436,930	$402	$180,839	$200,913	$55,580

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
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale
securities based on stated effective maturities as of December 27, 2019:

	December 27, 2019		June 2 8 , 201 9
(amount in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$51,938	$51,971	$69,746	$69,830
Due between one to five years	129,637	129,997	130,765	131,083

Total	$181,575	$181,968	$200,511	$200,913

During the six months ended December 27, 2019, the Company recognized a realized gain of $79 thousand from sales and maturities of available-for-sale
securities.

As of December 27, 2019, the Company considered the
decline
 in market value of its short-term investments portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the six months ended December 27, 2019.
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

1
6

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of December 27, 2019
Assets
Cash equivalents	$—	$2,310		$—	$2,310
Liquidity funds	—	20,837		—	20,837
Certificates of deposit and time deposits	—	20,000		—	20,000
Corporate bonds and commercial papers	—	102,996		—	102,996
U.S. agency and U.S. T reasury securities	—	78,972		—	78,972
Derivative assets	—	325	(1)	—	325

Total	$—	$225,440		$—	$225,440

Liabilities
Derivative liabilities	$—	$3,980	(2)	$—	$3,980

Total	$—	$3,980		$—	$3,980

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 28, 2019
Assets
Cash equivalents	$—	$2,820		$—	$2,820
Liquidity funds	—	20,552		—	20,552
Certificates of deposit and time deposits	—	35,028		—	35,028
Corporate bonds and commercial papers	—	131,256		—	131,256
U.S. agency and U.S. T reasury securities	—	69,657		—	69,657
Derivative assets	—	2,201	(3)	—	2,201

Total	$—	$261,514		$—	$261,514

Liabilities
Derivative liabilities	$—	$2,591	(4)	$—	$2,591

Total	$—	$2,591		$—	$2,591

(1)	Foreign currency forward contracts with a notional amount of $126.0 million and Canadian dollars 0.4 million.
(2)	Two interest rate swap agreements with an aggregate notional amount of $125.1 million.
(3)	Foreign currency forward contracts with notional amount of $72.0 million and Canadian dollars 0.6 million.
(4)	Interest rate swap agreement with a notional amount of $64.2 million.
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
As of December 27, 2019, the Company had
117

outstanding
U.S. dollars foreign currency
forward contracts with an aggregate notional amount of
 $
126.0

million
and two outstanding Canadia
n dollars foreign currency forward contracts with an aggregate notional amo
u
nt o
f $
0.4
million
with maturity dates from January 2020 through July 2020. These foreign currency forward contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollars
. During the six months ended December 27, 2019, the Company recorded an unrealized loss
of
 $
1.9

million from changes in the fair value of foreign currency
 forward
contracts in earnings as foreign exchange
(
loss
)
gain, net in the unaudited condensed consolidated statements of operations and comprehensive income.
As of December 28, 2018, the Company had
four
outstanding U.S. dollars foreign currency forward contracts with an aggregate notional amount of $
8.0
million,
three
outstanding U.S. dollars foreign currency option contracts with an aggregate notional amount of $
15.0
million and one outstanding Canadian dollars forward contract with a notional amount of $
0.4
million with maturity dates from January through
April 2019
. These foreign currency forward contracts and option contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai Baht and Canadian dollars. During the six months ended December 28, 2018, the Company recorded an unrealized gain of $
2.6
million from changes in the fair value of foreign currency forward contracts in earnings as foreign exchange (loss) gain, net in the unaudited condensed consolidated statements of operations and comprehensive income.
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of December 27, 2019, the Company had two
outstanding interest rate swap agreements with an aggregate notional amount of $125.1 million. As of December 28, 2018, the Company had one outstanding interest rate swap agreement with a notional amount of $64.2 million.
On July 25, 2018, Fabrinet Thailand entered into an interest rate swap agreement to effectively convert the floating interest rate of its term loan under the Bank of America Credit Facility Agreement to a fixed interest rate of 2.86% per annum through the scheduled maturity of the term loan in June 2023 (see Note 1
4
). The Company did not designate this interest rate swap for hedge accounting.
On September 3, 2019, the Company entered into a new term loan agreement under a Credit Facility Agreement with the Bank of Ayudhya Public Company Limited (the “Bank”) (see Note 1
4
) and on September 10, 2019, repaid in full the outstanding term loan under the Bank of America Credit Facility (see Note 1
4
). In conjunction with the funding of the new term loan, the Company entered into a second interest rate swap agreement. The combination of both of these interest rate swaps effectively convert the floating interest rate of the Company’s new term loan with the Bank to a fixed interest rate of 4.36% per annum through the maturity of the term loan in June 2024.
On September 27, 2019, the Company designated these two interest rate swaps as a cash flow hedge for the Company’s term loan under the Credit Facility Agreement with the Bank. The combination of these two interest rate swaps qualified for hedge accounting because the hedges are highly effective, and the Company has designated and documented contemporaneously the hedging relationships involving these interest rate swaps. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. From September 27, 2019, any gains or losses related to these interest rate swaps will be recorded in accumulated other comprehensive income in the unaudited condensed consolidated balance sheets, with
a portion
reclassified
from accumulated other comprehensive income into earnings at each reporting period based on either the accrued interest amount or the interest payment.

The following table provides a summary of the impacts of derivative gain (loss) of our cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended		Six Months Ended
(amount in thousands)	Financial statements line item	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Derivatives gain (loss) recognized in other comprehensive income:
Interest rate swaps	Other comprehensive income	$243	$—	$282	$—
Derivatives gain (loss) reclassified from other comprehensive income into earnings:
Interest rate swaps	Interest expense	(432)	—	(432)	—
During the six months ended December 27, 2019, there was an amortization of the fair value of interest rate swaps as of hedge inception date in the amount of $
0.4
million due to the application of hedge accounting which results in interest expense reduction.
As of December 27, 2019,
the
amount in accumulated other comprehensive income which is expected to be reclassified into earnings
within 12 months w
as
 $0.7 million.
Prior to September 27, 2019, these interest rate swaps were not designated as cash flow hedges. All changes in the fair value of these interest rate swaps w ere
 reflected in earnings. During the six months ended December 27, 2019 and December 28, 2018, the Company recorded unrealized loss of $1.7 million and unrealized loss
of $0.8 million, respectively, from changes in the fair value of these interest rate swaps as interest expense in the unaudited condensed consolidated statements of operations and comprehensive income.

Fair Value
The following table provides the fair values of our derivative financial instruments for the periods presented:

	December 27, 2019		June 28, 2019
(amount in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward contracts	$338	$(13)	$2,201	$—
Interest rate swaps	—	—	—	(2,591)
Derivatives designated as hedging instruments
Interest rate swaps	—	(3,980)	—	—

Gross amounts of derivatives	338	(3,993)	$2,201	$(2,591)
Gross amounts of derivatives offset in the balance sheet	(13)	13	$—	$—

Net amounts of derivatives	$325	$(3,980)	$2,201	$(2,591)

The Company presents its derivatives at gross fair values in the unaudited condensed consolidated balance sheets. However, the Company’s netting arrangements allow net settlements under certain conditions. Our derivative instruments are typically settled monthly or quarterly.

The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet Line Item
Fair Value of Derivative Assets	Other current assets
Fair Value of Derivative Liabilities	Accrued expenses
7.	Trade accounts receivable, net

(amount in thousands)	As of December 27, 2019	As of June 28, 2019
Trade accounts receivable	$285,680	$260,698
Less: allowance for doubtful account	(101)	(96)

Trade accounts receivable, net	$285,579	$260,602

8.	Inventor ies

(amount in thousands)	As of December 27, 2019	As of June 28, 2019
Raw materials	$126,599	$113,321
Work-in-progress	138,542	141,730
Finished goods	20,583	24,916
Goods in transit	8,656	13,645
Inventor ies	$294,380	$293,612

9.	Other receivable
On October 1, 2019, the Company provided funds in the amount of $
24.3
 million to a customer to support the customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand. The customer has agreed to repay this amount by September 30, 2020. This receivable is reflected within investing activities in the statement of cash flows.

10 .	Restricted cash
As of December 27, 2019 and June 28, 2019, the Company had two outstanding standby letters of credit in the aggregate amount
of 6.2 million Euros and one outstanding standby letter of credit of 6.0 million Euros, respectively, related to the Company’s support of a customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand. As of December 27, 2019 and June 28, 2019, the standby letters of credit were backed by cash collateral of $7.7 million and $7.4 million, respectively.
11.	Leases
The Company leases facilities under
non-cancelable
operating lease agreements. The Company leases a portion of its capital equipment and vehicle, certain land and buildings for its facilities in Thailand, the Cayman Islands, China, the United States, the United Kingdom and Israel under operating lease arrangements that expire at various dates through 2025. Certain of these lease arrangements provide the Company the ability to extend the lease from one to five years following the expiration of the current term. However, the Company has excluded all lease extension options from its ROU assets and lease liabilities as the Company is not reasonably assured that it will exercise these options. All leases agreements have no term conditions of residual value guarantee provided by lessee. The Company also has one intercompany lease transaction which is a lease of office and manufacturing space between Fabritek and Fabrinet West.

Operating leases
The Company determines if an arrangement contains a lease at inception. The Company applies the guidance in ASC 842 to determine whether a contract is, or contains, a lease. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Operating leases are included in operating lease ROU assets and operating lease liabilities within the Company’s unaudited condensed consolidated balance sheets. The Company rents certain real estate under agreements that are classified as operating leases.
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
The following table shows the impact of adoption of ASC 842 on the adoption date of June 29, 2019 on the consolidated balance sheets:
Consolidated Balance Sheets

	Impact of Adopting ASC 842
(amount in thousands)	Balance at June 28, 2019	Adjustment	Balance at June 29, 2019
Assets
Operating lease ROU assets	$—	$5,370	$5,370
Liabilities and Shareholders’ Equity
Operating lease liabilities, current	$—	$1,601	$1,601
Operating lease liabilities, non-current	$—	$3,769	$3,769
As of December 27, 2019, the maturities of the Company’s operating lease liabilities were
 as follows:

(amount in thousands)
2020 (remaining six months)	$979
2021	2,140
2022	2,007
2023	1,896
2024	846
Thereafter	294

Total undiscounted lease payments	8,162
Less Imputed interest	(611)
Total present value of lease liabilities	$7,551	(1)

(1)	Included current portion of operating lease liabilities of $1.8 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term. Rental expense for long-term leases for the six months ended December 27, 2019 was $1.0 million. Rental expense for short-term leases for the six months ended December 27, 2019 was $40 thousand
.

Capital leases
In connection with the acquisition of Fabrinet UK, the Company assumed the capital lease commitments of several machines and equipment, with various expiration dates through September 2020. The equipment can be purchased at the determined prices upon expiration of such contracts.
As of December 27, 2019, the Company had capital lease liabilities of $0.3 million, which were recorded under current liabilities in the unaudited condensed consolidated balance sheets.
As of December 27, 2019, the future minimum lease payments under non-cancelable
capital leases during each fiscal year were as follows:

(amount in thousands)
2020 (remaining six months)	$211
2021	105
Total minimum capital lease payments	316
Less: Future finance charge on capital leases	(5)

Present value of capital lease	$311

Representing capital lease liabilities

Current	$311
Non-current	—

Total capital lease liabilities	$311

As of December 27, 2019, the present value of capital leases during each fiscal year was as follows:

(amount in thousands)
2020 (remaining six months)	$206
2021	105

Present value of capital lease	$311

The following summarizes additional information related to the Company’s operating leases and capital leases:

As of December 27, 2019
Weighted-average remaining lease term (in years)
Operating leases	4.0
Capital leases	0.8
Weighted-average discount rate
Operating leases	3.8%
Capital leases	4.1%
The following information represents supplemental disclosure for the statement of cash flows related to operating and capital leases for the six months ended December 27, 2019:

(amount in thousands)	Six Months Ended December 27, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,024
Financing cash flows from capital leases	$189
ROU assets obtained in exchange for lease liabilities	$7,558
Capital lease assets	$251

1 2 .	Intangibles
The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of December 27, 2019
Software	$7,319	$(5,205)	$—	$2,114
Customer relationships	4,373	(2,405)	(44)	1,924
Backlog	119	(119)	—	—

Total intangibles	$11,811	$(7,729)	$(44)	$4,038

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 28, 2019
Software	$6,582	$(4,868)	$—	$1,714
Customer relationships	4,373	(2,096)	(104)	2,173
Backlog	119	(119)	—	—

Total intangibles	$11,074	$(7,083)	$(104)	$3,887

The Company recorded amortization expense relating to intangibles of $0.3 million and $0.3 million for the three months ended December 27, 2019 and December 28, 2018, respectively, and $0.6 million and $0.6 million for the six months ended December 27, 2019 and December 28, 2018, respectively.
The weighted-average remaining life of customer relationships was:

(years)	As of December 27, 2019	As of June 28, 2019
Customer relationships	5.0	5.4
Based on the carrying amount of intangibles as of December 27, 2019, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousands)
2020 (remaining six months)	$646
2021	1,164
2022	921
2023	651
2024	419
Thereafter	237

Total	$4,038

1 3 .	Goodwill
The changes in the carrying amount of goodwill from the acquisition of Fabrinet UK were as follows:

(amount in thousands)	Goodwill
Balance as of June 28, 2019	$3,705
Foreign currency translation adjustment	93

Balance as of December 27, 2019	$3,798

(amount in thousands)	Goodwill
Balance as of June 29, 2018	$3,828
Foreign currency translation adjustment	(130)

Balance as of December 28, 2018	$3,698

Goodwill is not deductible for tax purposes. Goodwill is reviewed annually for impairment or more frequently whenever changes or circumstances indicate the carrying amount of goodwill may not be recoverable.

1 4 .	Borrowings
The Company’s total borrowings, including current and
non-current
portions of long-term borrowings, consisted of the following:
( amount in thousands )

Rate	Conditions	Maturity	As of December 27, 2019	As of June 28, 2019
Long-term borrowings, current portion, net:
Long-term borrowings, current portion			$12,188	$3,250
Less: Unamortized debt issuance costs – current portion			(32)	—

Long-term borrowings, current portion, net			$12,156	3,250

Long-term borrowings, non-current portion, net:
Term loan borrowings:
1-month LIBOR +1.50% per annum (1)	Repayable in quarterly installments	June 2023	$—	$60,938
3-month LIBOR +1.35% per annum (1)	Repayable in quarterly installments	June 2024	57,891	—
Less: Current portion			(12,188)	(3,250)
Less: Unamortized debt issuance costs – non-current portion			(111)	—

Long-term borrowings, non-current portion, net			$45,592	$57,688

(1)	We have entered into interest rate swaps that effectively fix a series of our future interest payments on our term loans. Refer to Note 6.

The movements of long-term borrowings for the six months ended December 27, 2019 and December 28, 2018 were as follows:

	Six Months Ended
(amount in thousands)	December 27, 2019	December 28, 2018
Opening balance	$60,938	$64,188
Borrowings during the period	60,938	—
Repayments during the period	(63,985)	(813)

Closing balance	$57,891	$63,375

As of December 27, 2019, future maturities of long-term borrowings during each fiscal year were as follows:

(amount in thousands)
2020 (remaining six months)	$6,093
2021	12,188
2022	15,234
2023	12,188
2024	12,188

Total	$57,891

Credit facility agreements:
Bank of Ayudhya Public Company Limited
On August 20, 2019, Fabrinet Thailand (the “Borrower”), and
Bank of Ayudhya Public Company Limited (
the
“
Bank
”)
entered into a Credit Facility Agreement (the “Credit Facility Agreement”). The Credit Facility Agreement provides for a facility of 110.0 million Thai Baht (approximately $3.6 million based on the applicable exchange rate as of September 27, 2019) and $160.9 million which may be used for, among other things, an overdraft facility, short-term loans against promissory notes, a letter of guarantee facility, a term loan facility and foreign exchange facilities. The Bank may approve any request for extension of credit under the Credit Facility Agreement and may increase or decrease any facility amount in its sole discretion.
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
The term loan accrues interest at
3-month LIBOR plus 1.35% and is repayable in quarterly installments of $
3.0 million, commencing on September 30, 2019. The term loan will
mature on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be re-borrowed.
During the six months ended December 27, 2019, the Company recorded $0.6 million of interest expense in connection with this term loan.

Any borrowings under the Credit Facility Agreement, including those borrowings under the Term Loan Agreement
,
are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt to equity ratio less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. At December 27, 2019, the Company was in compliance with all of its covenants under the Term Loan Agreement.
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
At December 27, 2019, there was $57.9 million outstanding under the term loan.

Bank of America, N.A.
On May 22, 2014, the Company and
a
consortium of banks entered into a syndicated senior credit facility agreement led by Bank of America (the “Bank of America Facility Agreement”). The Bank of America Facility Agreement provided for a $200.0 million credit line, comprised of a $150.0 million revolving loan facility and a $50.0 million delayed draw term loan facility.
From time to time, we amended the Bank of America Facility Agreement, before repaying all outstanding amounts under the agreement and terminating such agreement on September 10, 2019.
The most recent amendment on June 4, 2018 (i) reduced the revolving commitments thereunder from $150.0 million to $25.0 million, (ii) refinanced the outstanding amounts under the revolving loan and term loan facilities into a $65.0 million term loan which was to be repaid in quarterly installments through the maturity date of June 4, 2023
,
and (iii) reduced the interest rate margins and commitment fees. The term loan bore interest, at the Company’s option, at a rate per annum equal to a LIBOR rate plus a spread of 1.50% to 2.25%, or a base rate plus a spread of 0.50% to 1.25%. During the six months ended December 27, 2019 and December 28, 2018, the Company recorded $0.5 million and $1.2 million, respectively, of interest expense in connection with this term loan.
On September 10, 2019, the Company fully repaid $61.0 million in principal, accrued interest and other fees under the agreement. The early termination of this agreement did not trigger any early termination fees. At December 27, 2019, there were no amounts outstanding under the Bank of America Facility Agreement. At June 28, 2019, there was $60.9 million outstanding under the Bank of America Facility Agreement, related to the term loan.
1 5 .	Income taxes

As of December 27, 2019 and June 28, 2019, the liability for uncertain tax positions including accrued interest and penalties was $1.2 million and $2.1 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.
The Company files income tax returns in the United States and foreign tax jurisdictions. The tax years from 2013 to 2018 remain open to examination by U.S. federal and state, and foreign tax authorities. The Company’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of each entity in the Company, adjusted for discrete items arising in that quarter. If the Company’s estimated annual effective tax rate changes, the Company makes a cumulative adjustment in that quarter.

The Company’s effective tax rate for the three months ended December 27, 2019 and December 28, 2018 was
4.9
% and
4.2
%, respectively, of net income. The increase was primarily due to the fact that the Company had higher income subject to tax during the three months ended December 27, 2019, compared with the three months ended December 28, 2018.
The Company’s effective tax rate for the six months ended December 27, 2019 and December 28, 2018 was
5.0
% and
5.1
%, respectively, of net income. The decrease was primarily due to the fact that the Company had lower income subject to tax during the six months ended December 27, 2019 as compared to the six months ended December 28, 2018.

1 6 .	Share-based compensation

Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of our ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three and six months ended December 27, 2019 and December 28, 2018 was as follows:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Share-based compensation expense by type of award:
Restricted share units	4,186	3,344	8,584	8,029
Performance share units	2,002	625	3,599	920

Total share-based compensation expense	6,188	3,969	12,183	8,949
Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$6,188	$3,969	$12,183	$8,949

Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months E nded		Six Months Ended
(amount in thousands)	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Cost of revenue	$1,591	$1,300	$3,311	$3,147
Selling, general and administrative expense	4,597	2,669	8,872	5,802

Total share-based compensation expense	$6,188	$3,969	$12,183	$8,949

The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and six months ended December 27, 2019 and December 28, 2018.
Share-based award activity
On December 12, 2019,
t
he Company’s shareholders approved Fabrinet’s 2020 Equity Incentive Plan (the “2020 Plan”). Upon the approval of the 2020 Plan, Fabrinet’s Amended and Restated 2010 Performance Incentive Plan (the “2010 Plan”) was simultaneously terminated. The 2020 Plan provides for the grant of equity awards thereunder with respect to (i) 1,700,000 ordinary shares, plus (ii) up to 1,300,000 ordinary shares that, as of immediately prior to the termination of the 2010 Plan, had been reserved but not issued pursuant to any awards granted under the 2010
Plan and are not subject to any awards thereunder.

Upon termination of the 2010 Plan,
1,281,619
ordinary shares were reserved for issuance under the 2020 Plan pursuant to clause (ii) of the preceding sentence. As of December 27, 2019, there were
19,044
restricted share units outstanding and an aggregate of
2,962,575
ordinary shares available for future grant under the 2020 Plan.
As of December 27, 2019, there were an aggregate of
801,150

restricted share units and
436,304
performance share units outstanding.
No
ordinary shares are available for future grant under the 2010 Plan.
On November 2, 2017, the Company adopted the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”) with a reserve of
160,000
ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual. As of December 27, 2019, there were an aggregate of
24,327
restricted share units outstanding and 111,347 ordinary shares available for future grant under the 2017 Inducement Plan.

The 2010 Plan, 2017 Inducement Plan, and 2020 Plan are collectively referred to as the “Equity Incentive Plans.”
Restricted share units and performance share units
Restricted share units and performance share units have been granted under the 2010 Plan
,
the 2017 Inducement Plan
, and the 2020 Plan
.
Restricted share units granted to employees generally vest in equal installments over three or four years on each anniversary of the vesting commencement date. Restricted share units granted to non-employee
directors generally cliff vest 100% on the first of January, approximately one year from the grant date, provided the director continues to serve through such date.
Performance share units granted to executives will vest, if at all, at the end of a two-year
performance period based on the Company’s achievement of
pre-defined
performance criteria, which consist of revenue and
non-GAAP
gross margin
of non-
GAAP operating margin
targets. The actual number of performance share units that may vest at the end of the performance period ranges from 0% to 100% of the award grant.
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2019	800,751	$42.48
Granted	331,900	$49.78
Issued	(264,275)	$39.60
Forfeited	(23,855)	$42.09

Balance as of December 27, 2019	844,521	$46.26

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 29, 2018	1,073,580	$35.19
Granted	305,836	$48.33
Issued	(393,142)	$34.40
Forfeited	(69,075)	$38.53

Balance as of December 28, 2018	917,799	$39.65

2
8

The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2019	548,500	$40.97
Granted	238,474	$48.39
Issued	—	—
Forfeited	(350,670)	$36.99

Balance as of December 27, 2019	436,304	$48.22

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 29, 2018	605,892	$38.41
Granted	201,994	$48.02
Issued	(227,268)	$40.48
Forfeited	(27,954)	$39.35

Balance as of December 28, 2018	552,664	$41.02

The fair value of restricted share units and performance share units is based on the market value of our ordinary shares on the date of grant.
As of December 27, 2019, there was $18.3 million and $9.3 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.7 years and 1.5 years, respectively.
For the six months ended December 27, 2019 and December 28, 2018, the Company withheld an aggregate of 86,138 shares and 205,984 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the six months ended December 27, 2019 and December 28, 2018, the Company then remitted cash of $4.4 million and $9.1 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in
capital.
1 7 .	Shareholders’ equity

Share capital
The Company’s

authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three
and six
months ended December 27, 2019,
the Company
issued 19,762
and 178,137
ordinary shares
, respectively
,
upon the vesting of restricted share units, net of shares withheld
.
For the three
and six
months ended December 28, 2018,
the Company
issued 19,278

and
414,426
ordinary shares, respectively,
upon the vesting of restricted share units, net of shares withheld
.

All such issued shares are fully paid.
Treasury shares
In August 2017, the Company’s board of directors approved a share repurchase program to permit the Company to repurchase up to $
30.0
million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018 and May 2019, the Company’s board of directors approved an increase of $
30.0
million and $
50
million, respectively, to the original share repurchase authorization, bringing

2
9

the aggregate authorization to $110.0 million. During the three and six months ended December 27, 2019, no shares were repurchased under the program. As of December 27, 2019, the Company had a remaining authorization to purchase up to $62.2 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shar
e
s.
1 8 .	Accumulated other comprehensive income (loss) (“AOCI”)
The changes in AOCI for the six months ended December 27, 2019 and December 28, 2018 were as follows:

(amount in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 28, 2019	$952	$32	(2,537)	$(833)	$(2,386)
Other comprehensive income before reclassification adjustment	(126)	(150)	184	247	155
Amounts reclassified out of AOCI to foreign exchange loss in the unaudited condensed consolidated statements of operations and comprehensive income	79	—	—	—	79
Tax effects	—	—	—	—	—

Other comprehensive income (loss)	$(47)	$(150)	184	$247	$234

Balance as of December 27, 2019	$905	$(118)	(2,353)	$(586)	$(2,152)

(amount in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 29, 2018	$(1,091)	$33	—	$(199)	$(1,257)
Other comprehensive income before reclassification adjustment	1,947	—	—	(705)	1,242
Amounts reclassified out of AOCI to foreign exchange loss in the unaudited condensed consolidated statements of operations and comprehensive income	(1,061)	(1)	—	—	(1,062)
Tax effects	—	—	—	—	—

Other comprehensive income (loss)	$886	$(1)	—	$(705)	$180

Balance as of December 28, 2018	$(205)	$32	—	$(904)	$(1,077)

1 9 .	Commitments and contingencies

Letter of credit and Bank guarantees
As of December 27, 2019
and
 June 28, 2019,

the Company had two outstanding standby letters of credit
in the aggregate amount
of 6.2 million Euros
and
one outstanding standby letter of credit of 6.0 million Euros
, respectively,
related to the Company’s support of a customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand.
As of December 27, 2019 and June 28, 2019, these
standby letter
s
 of credit w
ere
 backed by cash collateral
in the aggregate amount

of
$
7.7
million and $
7.4
 million, respectively.
As of December 27, 2019 and June 28, 2019, there were outstanding bank guarantees given by a bank on behalf of our subsidiary in Thailand for electricity usage and other normal business amounting to $1.7 million and $1.6 million, respectively, and there were other bank guarantees given by a bank on behalf of our subsidiaries in China and the United Kingdom to support their operations of $0.1 million
and $26 thousand, respectively.
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
As of December 27, 2019, the Company had an outstanding commitment to third parties of $10.1 million.
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
20 .	Business segments and geographic information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s Chief Executive Officer. As of December 27, 2019, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
Total revenues are attributed to a particular geographic area based on the bill-to-location
of the Company’s customers. The Company operates in three geographic regions: North America, Asia-Pacific and Europe.

The following table presents total revenues by geographic region:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
North America	$223,398	$182,698	$424,345	$362,524
Asia-Pacific	141,147	166,711	259,570	318,658
Europe	61,672	53,671	141,598	99,075

	$426,217	$403,080	$825,513	$780,257

As of December 27, 2019 and December 28, 2018, the Company had approximately $30.0 million and $32.3 million, respectively, of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific and Europe.
Significant customers
The Company had three
and
two

customers that
individually
contributed 10% or more of its total trade accounts receivable as of
December 27, 2019 and June 28, 2019, respectively.

3
2

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
•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our belief that we will be able to maintain favorable pricing on our services;

•	our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2020 will be in line with the portion of those revenues for the six months ended December 27, 2019;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2020 selling, general and administrative (“SG&A”) expenses will increase as a percentage of revenue compared to fiscal year 2019 SG&A expenses;

•	our expectation that our employee costs will increase in Thailand and the People’s Republic of China (“PRC”);

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	our plans to execute acquisitions;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.

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
Recent Events
Coronavirus
In December 2019, a strain of Coronavirus surfaced in Wuhan, China, home to numerous high-tech component suppliers, including telecommunications components, and an important transportation hub in China. As a result, there have been numerous factory closures in Wuhan and surrounding areas, and a decrease in traffic in China. As the virus spreads across China, there is uncertainty about whether factories and businesses in other parts of China will be affected. While many factories were closed for a few days because of China’s Lunar New Year holiday (LNY Holiday), the Chinese government has ordered that businesses in various areas extend the LNY Holiday. For example, the Chinese government initially ordered our Casix facility in Fuzhou, China, which manufactures custom optics components, to not resume operations until February 3, 2020, and has subsequently ordered we not resume operations in this facility until after February 9. As a result of this disruption, our revenues for the quarter ending March 27, 2020, will be negatively affected. Moreover, because of the current restrictions on travel in China, our employees may be affected and we may have labor shortages. Also, there can be no assurances the Chinese government will not further extend these closures. Some of our suppliers and customers in China have similarly been affected and currently are experiencing closures and risks of labor shortages. If these suppliers remain closed, we could have difficulty sourcing materials necessary to fulfill production requirements and meet scheduled shipments, which also would negatively affect our revenues. Even if we are able to find alternate sources for such materials, they may cost more, which could affect our profitability. With respect to our customers in China that are experiencing closures, if they are not able to accept orders or if they delay or cancel such orders, our revenues will be negatively affected. At this point in time, there is significant uncertainty relating to the potential effect of the Coronavirus on our business. Infections may become more widespread and factory closures may be extended for longer periods of time and to other parts of China, all of which would have a negative impact on our business, financial condition and operating results.
New CFO
On February 1, 2020, Toh-Seng Ng, Executive Vice President, Chief Financial Officer of the Company, notified the Company that he would retire on February 1, 2021 (the “Retirement Date”). Effective February 17, 2020, Mr. Ng will step down as Chief Financial Officer and transition to Executive Vice President, Special Projects until his Retirement Date. On February 3, 2020, the Company announced that Csaba Sverha was appointed Executive Vice President, Chief Financial Officer of the Company, effective February 17, 2020.
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
The percentage of our revenues generated from a
bill-to
location outside of North America decreased from 54.7% in the three months ended December 28, 2018 to 47.6% in the three months ended December 27, 2019 and from 53.5% in the six months ended December 28, 2018 to 48.6% in the six months ended December 27, 2019, primarily because the increase in sales to our customers in North America was higher than the increase in sales to our customers outside of North America. Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2020 will be in line with the portion of total revenues attributable to such customers during the six months ended December 27, 2019.

The following table presents percentages of total revenues by geographic region:

	Three Months Ended		Six Months Ended
	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
North America	52.4%	45.3%	51.4%	46.5%
Asia-Pacific	33.1	41.4	31.4	40.8
Europe	14.5	13.3	17.2	12.7

	100.0%	100.0%	100.0%	100.0%

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
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of December 27, 2019			As of June 28, 2019
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	707,872	$23,463	54.0	664,860	$21,628	60.0
RMB	87,453	12,515	28.8	53,393	7,767	21.5
GBP	5,751	7,474	17.2	5,270	6,682	18.5

Total		$43,452	100.0		$36,077	100.0

Liabilities
Thai baht	1,862,509	$61,734	85.9	1,961,972	$63,825	90.0
RMB	53,890	7,712	10.8	26,373	3,836	5.4
GBP	1,841	2,392	3.3	2,598	3,294	4.6

Total		$71,838	100.0		$70,955	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of December 27, 2019 there was $126.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 28, 2019, there was $72.0 million of foreign currency forward contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of December 27, 2019 and June 28, 2019, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of December 27, 2019 and June 28, 2019, we did not have any derivative contracts denominated in GBP.
For the six months ended December 27, 2019 and December 28, 2018, we recorded realized gain of $0.8 million and $0.3 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
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
Our critical accounting policies are disclosed in our Annual Report on Form
10-K
for the fiscal year ended June 28, 2019. The adoption of new accounting policies and accounting standards are disclosed in Note 2 to the unaudited condensed consolidated financial statements. There were no changes to our accounting policies other than the adoption of Leases (Topic 842) and Derivatives and Hedging (Topic 815), which resulted from Accounting Standards Codification Topic 842 (“ASC 842”) and Accounting Standards Codification Topic 815 (“ASC 815”), respectively.
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

(amount in thousands)	Three Months Ended		Six Months Ended
	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Revenues	$426,217	$403,080	$825,513	$780,257
Cost of revenues	(377,059)	(357,516)	(730,368)	(694,417)

Gross profit	49,158	45,564	95,145	85,840
Selling, general and administrative expenses	(17,078)	(12,727)	(33,078)	(27,164)
Expenses related to reduction in workforce	(16)	(319)	(16)	(404)

Operating income	32,064	32,518	62,051	58,272
Interest income	1,940	1,182	4,038	2,626
Interest expense	(181)	(1,616)	(2,574)	(2,250)
Foreign exchange (loss) gain, net	(988)	(421)	(2,941)	2,647
Other income, net	397	562	774	639

Income before income taxes	33,232	32,225	61,348	61,934
Income tax expense	(2,001)	(712)	(4,160)	(2,571)

Net income	31,231	31,513	57,188	59,363
Other comprehensive income, net of tax	446	93	234	180

Net comprehensive income	$31,677	$31,606	$57,422	$59,543

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(88.5)	(88.7)	(88.5)	(89.0)

Gross profit	11.5	11.3	11.5	11.0
Selling, general and administrative expenses	(4.0)	(3.2)	(4.0)	(3.5)
Expenses related to reduction in workforce	—	(0.0)	—	(0.0)

Operating income	7.5	8.1	7.5	7.5
Interest income	0.4	0.3	0.5	0.3
Interest expense	(0.0)	(0.4)	(0.3)	(0.3)
Foreign exchange (loss) gain, net	(0.2)	(0.1)	(0.4)	0.3
Other income, net	0.1	0.1	0.1	0.1

Income before income taxes	7.8	8.0	7.4	7.9
Income tax expense	(0.5)	(0.2)	(0.5)	(0.3)

Net income	7.3	7.8	6.9	7.6
Other comprehensive income, net of tax	0.1	0.0	0.0	0.0

Net comprehensive income	7.4%	7.8%	6.9%	7.6%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Six Months Ended
(amount in thousands)	December 27, 2019	December 28, 2018	December 27, 2019	December 28, 2018
Optical communications	$322,068	$305,547	$624,447	$586,315
Lasers, sensors and other	104,149	97,533	201,066	193,942

Total	$426,217	$403,080	$825,513	$780,257

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three and Six Months Ended December 27, 2019 with Three and Six Months Ended December 28, 2018
Total revenues
.
Our total revenues increased by $23.1 million, or 5.7%, to $426.2 million for the three months ended December 27, 2019, compared with $403.1 million for the three months ended December 28, 2018. This increase was primarily due to an increase in our customers’ demand for both optical and non-optical
communications manufacturing services during the three months ended December 27, 2019. Revenues from optical and non-optical
communications products increased by $16.5 million and $6.6 million, or 5.4% and 6.8%, respectively, for the three months ended December 27, 2019.
Our total revenues increased by $45.3 million, or 5.8%, to $825.5 million for the six months ended December 27, 2019, compared with $780.3 million for the six months ended December 28, 2018. This increase was primarily due to an increase in our customers’ demand for both optical and non-optical
communications manufacturing services during the six months ended December 27, 2019. Revenues from optical and non-optical
communications products increased by $38.1 million and $7.1 million, or 6.5% and 3.7%, respectively, for the six months ended December 27, 2019.
Cost of revenues
.
Our cost of revenues increased by $19.5 million, or 5.5%, to $377.1 million, or 88.5% of total revenues, for the three months ended December 27, 2019, compared with $357.5 million, or 88.7% of total revenues, for the three months ended December 28, 2018. This increase in cost of revenues on an absolute dollar basis was in line with the increase in sales volume.
Our cost of revenues increased by $36.0 million, or 5.2%, to $730.4 million, or 88.5% of total revenues, for the six months ended December 27, 2019, compared with $694.4 million, or 89.0% of total revenues, for the six months ended December 28, 2018. This increase in cost of revenues on an absolute dollar basis was in line with the increase in sales volume.
Gross profit
.
Our gross profit increased by $3.6 million, or 7.9%, to $49.2 million, or 11.5% of total revenues, for the three months ended December 27, 2019, compared with $45.6 million, or 11.3% of total revenues, for the three months ended December 28, 2018. The increase was primarily due to an increase in revenues and effective cost controls.
Our gross profit increased by $9.3 million, or 10.8%, to $95.1 million, or 11.5% of total revenues, for the six months ended December 27, 2019, compared with $85.8 million, or 11.0% of total revenues, for the six months ended December 28, 2018. The increase was primarily due to an increase in revenues and effective cost controls.
SG&A expenses
.
Our SG&A expenses increased by $4.4 million, or 34.3%, to $17.1 million, or 4.0% of total revenues, for the three months ended December 27, 2019, compared with $12.7 million, or 3.2% of total revenues, for the three months ended December 28, 2018. The increase was primarily due to (1) an increase in share-based compensation expenses of $1.9 million; (2) an increase in executive and management expenses of $1.2 million; (3) an increase in severance liabilities of $0.3 million; and (4) an increase in new business start-up
costs of $0.5 million.
Our SG&A expenses increased by $5.9 million, or 21.8%, to $33.1 million, or 4.0% of total revenues, for the six months ended December 27, 2019, compared with $27.2 million, or 3.5% of total revenues, for the six months ended December 28, 2018. The increase was primarily due to (1) an increase in share-based compensation expenses of $3.1 million; (2) an increase in executive and management expenses of $1.8 million; (3) an increase in severance liabilities of $0.6 million; and (4) an increase in new business start-up
costs of $0.5 million.
Operating income.
Our operating income decreased by $0.5 million to $32.1 million, or 7.5% of total revenues, for the three months ended December 27, 2019, compared with $32.5 million, or 8.1% of total revenues, for the three months ended December 28, 2018. The decrease was primarily due to an increase in SG&A expenses.

Our operating income increased by $3.8 million to $62.1 million, or 7.5% of total revenues, for the six months ended December 27, 2019, compared with $58.3 million, or 7.5% of total revenues, for the six months ended December 28, 2018. The increase was primarily due to an increase in revenues.
Interest income
.
Our interest income increased by $0.8 million, or 64.1%, to $1.9 million, or 0.5% of total revenues, for the three months ended December 27, 2019, compared with $1.2 million, or 0.3% of total revenues, for the three months ended December 28, 2018. The increase was primarily due to the higher weighted average interest rate and an increase in the average balance of our outstanding cash compared to the same period in the previous year.
Our interest income increased by $1.4 million, or 53.8%, to $4.0 million, or 0.5% of total revenues, for the six months ended December 27, 2019, compared with $2.6 million, or 0.3% of total revenues, for the six months ended December 28, 2018. The increase was primarily due to the higher weighted average interest rate and an increase in the average balance of our outstanding cash compared to the same period in the previous year.
Interest expense
.
Our interest expense decreased by $1.4 million to $0.2 million for the three months ended December 27, 2019, compared with $1.6 million for the three months ended December 28, 2018. The decrease was due to the implementation of cash flow hedge on interest rate swaps at September 27, 2019 which resulted in (1) the reduction of interest expense of $0.9 million from the recognition of unrealized loss from mark-to-market of interest rate swaps in other comprehensive income instead of in interest expense; and (2) the amortization of the fair value of interest rate swaps as of hedge inception date of $0.4 million during the three months ended December 27, 2019 in relation to applying hedge accounting which results in the decrease in interest expense.
Our interest expense increased by $0.3 million to $2.6 million for the six months ended December 27, 2019, compared with $2.3 million for the six months ended December 28, 2018. The increase was primarily due to an unrealized loss from mark-to-market of interest rate swaps of $1.7 million for the three months ended September 27, 2019, before applying cash flow hedge, as compared to an unrealized loss of $0.8 million for the six months ended December 28, 2018; offset by the amortization of the fair value of interest rate swaps as of hedge inception date of $0.4 million during the three months ended December 27, 2019 in relation to applying hedge accounting which results in the decrease in interest expense.
Foreign exchange gain (loss), net.
We recorded foreign exchange loss, net of $1.0 million for the three months ended December 27, 2019, compared with $0.4 million loss for the three months ended December 28, 2018. During the three months ended December 27, 2019, foreign exchange loss mainly came from realized loss from payments and receipts of $1.5 million, compared to the three months ended December 28, 2018, foreign exchange loss mainly came from unrealized loss from revaluation of outstanding Thai Baht assets and liabilities of $0.8 million.
We recorded foreign exchange loss, net of $2.9 million for the six months ended December 27, 2019, compared with $2.6 million gain for the six months ended December 28, 2018. During the six months ended December 27, 2019, foreign exchange loss mainly came from unrealized loss of $1.9 million from mark-to-market
of forward contracts and realized loss from payments and receipts of $1.0 million, compared to the six months ended December 28, 2018, foreign exchange gain mainly came from unrealized gain of $2.6 million from mark-to-market
of forward contracts and realized gain from payments and receipts of $1.5 million.
Income before income taxes
.
We recorded income before income taxes of $33.2 million and $61.3 million for the three and six months ended December 27, 2019, respectively, compared with $32.2 million and $61.9 million for the three and six months ended December 28, 2018, respectively.
Income tax expense.
Our provision for income tax reflects an effective tax rate of 4.9% and 4.2% for the three months ended December 27, 2019 and December 28, 2018, respectively. The increase was primarily due to the fact that we had higher income subject to tax during the three months ended December 27, 2019 as compared to the same period in fiscal year 2019.

Our provision for income tax reflects an effective tax rate of 5.0% and 5.1% for the six months ended December 27, 2019 and December 28, 2018, respectively. The decrease was primarily due to the fact that we had lower income subject to tax during the six months ended December 27, 2019 as compared to the same period in fiscal year 2019.
Net income
.
We recorded net income of $31.2 million, or 7.3% of total revenues, for the three months ended December 27, 2019, compared with $31.5 million, or 7.8% of total revenues, for the three months ended December 28, 2018. The decrease was primarily due to (1) a net increase in SG&A expenses of $4.4 million; (2) an increase in income tax expenses of $1.3 million due to the valuation allowance for deferred tax assets; and (3) a net increase in foreign exchange loss of $0.6 million; partially offset by (1) an increase in gross profit of $3.6 million due to increased revenues and effective cost control; (2) a net change in interest income and expense of $2.2 million; and (3) a decrease in expenses related to reduction in workforce of $0.3 million.
We recorded net income of $57.2 million, or 6.9% of total revenues, for the six months ended December 27, 2019, compared with $59.4 million, or 7.6% of total revenues, for the six months ended December 28, 2018. The decrease was primarily due to (1) a net increase in SG&A expenses of $5.9 million; (2) a net change in foreign exchange gain (loss) of $5.6 million; and (3) an increase in income tax expenses of $1.6 million primarily due to the valuation allowance for deferred tax assets; partially offset by (1) an increase in gross profit of $9.3 million due to increased revenues and effective cost control; (2) a net change in interest income and expense of $1.1 million; and (3) a decrease in expenses related to reduction in workforce of $0.4 million.
Other comprehensive income.
We recorded other comprehensive income of $0.4 million, or 0.1% of total revenues, for the three months ended December 27, 2019, compared with other comprehensive income of $93 thousand, or 0.0% of total revenues, for the three months ended December 28, 2018.
We recorded other comprehensive income of $0.2 million, or 0.0% of total revenues, for the six months ended December 27, 2019, compared with other comprehensive income of $0.2 million, or 0.0% of total revenues, for the six months ended December 28, 2018.
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operations. As of December 27, 2019 and December 28, 2018, we had cash, cash equivalents, and short-term investments of $442.8 million and $382.5 million, respectively, and outstanding debt of $57.9 million and $63.4 million, respectively.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents for each of the three and six months ended December 27, 2019 was 2.0% and for the three and six months ended December 28, 2018 was 1.4% and 1.6%, respectively.
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
During the six months ended December 27, 2019, we paid off an existing term loan of $60.9 million under our previous Bank of America Facility Agreement, our subsidiaries in Thailand drew down a new term loan of $60.9 million under a new Credit Facility Agreement with the Bank of Ayudhya Public Company Limited and we repaid $3.0 million of the new term loan. As a result, as of December 27, 2019, we had a long-term borrowing of $57.9 million under our new Credit Facility Agreement. (See Note 14 for further details.) We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $222.8 million as of December 27, 2019.

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
The following table shows our cash flows for the periods indicated:

	Six Months Ended
(amount in thousands)	December 27, 2019	December 28, 2018
Net cash provided by operating activities	$52,610	$69,298
Net cash (used in) provided by investing activities	$(5,731)	$13,141
Net cash used in financing activities	$(7,766)	$(13,649)
Net increase in cash, cash equivalents and restricted cash	$39,113	$68,790

Operating Activities
Net cash provided by operating activities decreased by $16.7 million, or 24.1%, to $52.6 million for the six months ended December 27, 2019, compared with net cash provided by operating activities of $69.3 million for the six months ended December 28, 2018. This decrease was primarily due to (1) an increase of $52.1 million in payments to trade accounts payable; and (2) a decrease in accounts receivable of $10.6 million. These increases were offset by (1) an increase of $28.1 million in inventory; (2) an increase in unrealized loss on exchange rate and fair value of derivative instruments of $7.0 million; (3) an increase of $5.3 million in other current assets and non-current
assets; and (4) an increase in contract assets of $4.8 million.
Investing Activities
Net cash used in investing activities increased by $18.8 million, or 143.6%, to $5.7 million for the six months ended December 27, 2019, compared with net cash provided by investing activities of $13.1 million for the six months ended December 28, 2018. This increase was primarily due to (1) funds provided to our customer of $24.3 million to support the customer’s transfer of certain manufacturing operations from Berlin, German to the Company’s facilities in Thailand, which the customer has agreed to repay by September 30, 2020; and (2) an increase in investments in property, plant and equipment and intangibles of $6.2 million, offset by net cash received from short-term investments of $10.5 million.
Financing Activities
Net cash used in financing activities decreased by $5.8 million, or 43.1%, to $7.8 million for the six months ended December 27, 2019, compared with net cash used in financing activities of $13.6 million for the six months ended December 28, 2018. This decrease was primarily due to (1) a decrease in withholding tax related to net share settlement of restricted share units of $4.7 million; and (2) the release of restricted cash in connection with business acquisition of $3.5 million. These decreases were offset by an increase of $2.3 million in repayments of loans from bank.
Off-Balance
Sheet Commitments and Arrangements
As of December 27, 2019, we had two outstanding standby letters of credit in the aggregate amount of 6.2 million Euros, related to our support of a customer’s transfer of certain manufacturing operations from Berlin, Germany to our facilities in Thailand. As of December 27, 2019, the standby letters of credit were backed by cash collateral of in the aggregate amount of $7.7 million.
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $442.8 million and $437.3 million as of December 27, 2019 and June 28, 2019, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the six months ended December 27, 2019 and December 28, 2018, our interest income would have decreased by approximately $0.2 million in each of the respective periods, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (“LIBOR”), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the six months ended December 27, 2019 and December 28, 2018, our interest expense would have increased by approximately $0.1 million and $0.2 million, respectively, assuming consistent borrowing levels.
We therefore entered into interest rate swap agreements (the “Swap Agreements”) to manage this risk and increase the profile of the Company’s debt obligation. The terms of the Swap Agreements allow the Company to effectively convert the floating interest rate to a fixed interest rate. This locks the variable in interest expenses associated with our floating rate borrowings and results in fixed interest expenses which is unsusceptible from market rate increase. We designated the Swap Agreements as a cash flow hedge, and they qualify for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. From September 27, 2019, any gains or losses related to these outstanding interest rate swaps will be recorded in accumulated other comprehensive income in the unaudited condensed consolidated balance sheets, with subsequent reclassification to interest expense when settled.
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

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. We recorded unrealized loss of $1.9 million and unrealized gain of $2.6 million related to derivatives that are not designated as hedging instruments, for the six months ended December 27, 2019 and December 28, 2018, respectively. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $3.1 million and $0.4 million as of December 27, 2019 and June 28, 2019, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of December 27, 2019, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of December 27, 2019 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1,
P-1,
F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting other than those related to adoption of Leases (Topic 842) that we adopted on June 29, 2019.

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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During each of the three months ended December 27, 2019 and December 28, 2018, we had one customer that accounted for 15.3% and 18.6%, respectively, of our total revenues. During each of the six months ended December 27, 2019 and December 28, 2018, we had one customer that accounted for 16.4% and 18.1%, respectively, of our total revenues. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
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
Revenues from the optical communications end market represented 75.6% and 75.1% of our total revenues for the six months ended December 27, 2019 and December 28, 2018, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
Volatility in the functional and
non-functional
currencies of our entities and the U.S. dollar could seriously harm our business, financial condition, and operating results. The primary impact of currency exchange fluctuations is on our cash, receivables, and payables of our operating entities. We may experience significant unexpected gain or losses from fluctuations in exchange rates. For example, in the three months ended December 27, 2019, we experienced a $1.0 million foreign exchange loss, which negatively affected our net income per share by $0.03.
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of December 27, 2019, the U.S. dollar had depreciated approximately 7.7% against the Thai baht since December 29, 2017. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Also, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of December 27, 2019, the U.S. dollar had appreciated approximately 7.4% against the RMB since December 29, 2017. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of December 27, 2019, the U.S. dollar had appreciated approximately 3.6% against the GBP since December 29, 2017. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Total revenues from the bill-to-location
of customers outside of North America accounted for 47.6% and 54.7% of our total revenues for the three months ended December 27, 2019 and December 28, 2018, respectively. We expect that total revenues from the bill-to-location
of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
Natural disasters, such as the 2011 flooding in Thailand, where most of our manufacturing operations are located, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products and for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the 2011 flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand and cease production permanently at our Chokchai facility, which adversely affected our ability to meet our customers’ demands during fiscal year 2012. In some countries in which we operate, including the PRC and Thailand, outbreaks of infectious diseases could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. Recently, a strain of Coronavirus has surfaced in Wuhan, China, home to numerous high-tech component suppliers, including telecommunications components, and an important transportation hub in China. As a result, there have been numerous factory closures in Wuhan and surrounding areas, and a decrease in traffic in China. As the virus spreads across China, there is uncertainty about whether factories and businesses in other parts of China will be affected. While many factories were closed for a few days because of China’s Lunar New Year holiday (LNY Holiday), the Chinese government has ordered that businesses in various areas extend the LNY Holiday. For example, the Chinese government initially ordered our Casix facility in Fuzhou, China, which manufactures custom optics components, to not resume operations until February 3, 2020, and has subsequently ordered we not resume operations in this facility until after February 9. As a result of this disruption, our revenues for the quarter ending March 27, 2020, will be negatively affected. Moreover, because of the current restrictions on travel in China, our employees may be affected and we may have labor shortages. Also, there can be no assurances the Chinese government will not further extend these closures. Some of our suppliers and customers in China have similarly been affected and currently are experiencing closures and risks of labor shortages. If these suppliers remain closed, we could have difficulty sourcing materials necessary to fulfill production requirements and meet scheduled shipments, which also would negatively affect our revenues. Even if we are able to find alternate sources for such materials, they may cost more, which could affect our profitability. With respect to our customers in China that are experiencing closures, if they are not able to accept orders or if they delay or cancel such orders, our revenues will be negatively affected. At this point in time, there is significant uncertainty relating to the potential effect of the Coronavirus on our business. Infections may become more widespread and factory closures may be extended for longer periods of time and to other parts of China, all of which would have a negative impact on our business, financial condition and operating results.
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
Unfavorable worldwide economic conditions may negatively affect our business, financial condition and operating results.
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
We are subject to income and other taxes in Thailand, the PRC, the United Kingdom and the United States. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. Our U.S. federal and state tax returns remain open to examination for the tax years 2014 through 2018. In addition, tax returns that remain open to examination in Thailand, the PRC and the United Kingdom range from the tax years 2013 through 2018. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of December 27, 2019 are primarily investments in a fixed income portfolio, including certificates of deposit, time deposits, corporate bonds and commercial papers, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.

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
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 27, 2019, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On August 21, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, at such time and such prices as management may decide. In February 2018 and May 2019, we announced that our board of directors approved increases of $30.0 million and $50.0 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $110.0 million. The repurchased shares will be held as treasury stock. During the three months ended December 27, 2019, no shares were repurchased under this program. As of December 27, 2019, we had a remaining authorization to purchase up to $62.2 million worth of our ordinary shares.
The following table summarizes share repurchase activity for the three months ended December 27, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
September 28, 2019 – October 25, 2019	—	$—	—	$62,220,607
October 26, 2019 – November 22, 2019	—	$—	—	$62,220,607
November 23, 2019 – December 27, 2019	—	$—	—	$62,220,607

Total	—	$—	—	$62,220,607

ITEMS 3, 4 and 5 are not applicable and have been omitted.
ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date

10.1	Fabrinet 2020 Equity Incentive Plan	S-8	99.1	December 12, 2019

10.2	Fabrinet 2020 Equity Incentive Plan—Form of Restricted Share Unit Agreement	S-8	99.2	December 12, 2019

10.3	Fabrinet 2020 Equity Incentive Plan—Form of Performance-Based Restricted Share Unit Agreement	S-8	99.3	December 12, 2019

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2020.

FABRINET

By:	/s/ Toh-Seng Ng
Name:	Toh-Seng Ng
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)