Form 10-Q
period 2020-03-27
Fabrinet
filed 2020-05-05
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2020
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

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
24
, 20
20
, the registrant had
36,722,004
ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM
10-Q
QUARTER ENDED MARCH 27, 2020

Page No.
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of March 27, 2020 (unaudited) and June 28, 2019	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the Three and Nine Months Ended March 27, 2020 and March 29, 2019 (unaudited)	4

Condensed Consolidated Statements of Shareholders’ Equity for the Three and Nine Months Ended March 27, 2020 and March 29, 2019 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended March 27, 2020 and March 29, 2019 (unaudited)	7

Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	47

PART II. OTHER INFORMATION	48

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	64

Item 6. Exhibits	65

Signature	66

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands of U.S. dollars, except share data and par value)	March 27, 2020	June 28, 2019

Assets
Current assets
Cash and cash equivalents	$224,138	$180,839
Short-term restricted cash	7,402	—
Short-term investments	233,622	256,493
Trade accounts receivable, net	283,467	260,602
Contract assets	16,413	12,447
Inventories	290,208	293,612
Other receivable	24,310	—
Prepaid expenses	4,524	8,827
Other current assets	8,774	11,015
Total current assets	1,092,858	1,023,835
Non-current assets
Long-term restricted cash	—	7,402
Property, plant and equipment, net	218,043	210,686
Intangibles, net	3,999	3,887
Operating right-of-use assets	7,175	—
Goodwill	3,571	3,705
Deferred tax assets	4,353	5,679
Other non-current assets	262	124
Total non-current assets	237,403	231,483
Total Assets	$1,330,261	$1,255,318
Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$12,156	$3,250
Trade accounts payable	240,028	257,617
Contract liabilities	1,941	2,239
Operating lease liabilit ies , current portion	1,893	—
Income tax payable	2,857	1,801
Accrued payroll, bonus and related expenses	19,959	16,510
Accrued expenses	19,798	8,997
Other payables	28,819	22,634
Total current liabilities	327,451	313,048
Non-current liabilities
Long-term borrowings, non-current portion, net	42,553	57,688
Deferred tax liability	3,684	3,561
Operating lease liabilities, non-current portion	5,024	—
Severance liabilities	16,143	15,209
Other non-current liabilities	1,997	2,713
Total non-current liabilities	69,401	79,171
Total Liabilities	396,852	392,219
Commitments and contingencies (Note 19)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of March 27, 2020 and June 28, 2019)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 38,460,931 shares and 38,230,753 shares issued as of March 27, 2020 and June 28, 2019, respectively; and 36,716,828 shares and 36,841,650 shares outstanding as of March 27, 2020 and June 28, 2019, respectively)	385	382
Additional paid-in capital	171,870	158,299
Less: Treasury shares, at cost (1,744,103 shares and 1,389,103 shares as of March 27, 2020 and June 28, 2019, respectively)	(68,501)	(47,779)
Accumulated other comprehensive loss	(10,383)	(2,386)
Retained earnings	840,038	754,583
Total Shareholders’ Equity	933,409	863,099
Total Liabilities and Shareholders’ Equity	$1,330,261	$1,255,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of U.S. dollars, except per share data)	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Revenues	$411,210	$398,951	$1,236,723	$1,179,208
Cost of revenues	(366,874)	(352,193)	(1,097,242)	(1,046,610)

Gross profit	44,336	46,758	139,481	132,598
Selling, general and administrative expenses	(17,111)	(14,132)	(50,189)	(41,296)
Expenses related to reduction in workforce	—	(323)	(16)	(727)

Operating income	27,225	32,303	89,276	90,575
Interest income	2,042	2,144	6,080	4,770
Interest expense	(238)	(1,423)	(2,812)	(3,673)
Foreign exchange loss, net	(8)	(3,055)	(2,949)	(408)
Other income, net	203	159	977	798

Income before income taxes	29,224	30,128	90,572	92,062
Income tax expense	(957)	(1,493)	(5,117)	(4,064)

Net income	28,267	28,635	85,455	87,998

Other comprehensive income (loss), net of tax:
Change in net unrealized (loss) gain on available-for-sale securities	(1,356)	513	(1,403)	1,399
Change in net unrealized loss on derivative instruments	(6,569)	(1)	(6,719)	(2)
Change in net retirement benefits plan – prior service cost	294	—	478	—
Change in foreign currency translation adjustment	(600)	486	(353)	(219)

Total other comprehensive (lo ss) income, net of tax	(8,231)	998	(7,997)	1,178

Net comprehensive income	$20,036	$29,633	$77,458	$89,176

Earnings per share
Basic	$0.76	$0.78	$2.31	$2.39
Diluted	$0.75	$0.76	$2.27	$2.35

Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	36,987	36,891	36,970	36,786
Diluted	37,797	37,539	37,696	37,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended March 27, 2020

(in thousands of U.S. dollars, except share data)	Ordinary Shares		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount

Balances at December 27, 2019	38,408,890	$384	$166,103	$(47,779)	$(2,152)	$811,771	$928,327
Net income	—	—	—	—	—	28,267	28,267
Other comprehensive loss	—	—	—	—	(8,231)	—	(8,231)
Share-based compensation	—	—	6,118	—	—	—	6,118
Issuance of ordinary shares	52,041	1	(1)	—	—	—	—
Repurchase of 355,000 shares held as treasury shares	—	—	—	(20,722)	—	—	(20,722)
Tax withholdings related to net share settlement of restricted share units	—	—	(350)	—	—	—	(350)

Balances at March 27, 2020	38,460,931	$385	$171,870	$(68,501)	$(10,383)	$840,038	$933,409

For the Nine Months Ended March 27, 2020

(in thousands of U.S. dollars, except share data)	Ordinary Shares		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount

Balances at June 28, 2019	38,230,753	$382	$158,299	$(47,779)	$(2,386)	$754,583	$863,099
Net income	—	—	—	—	—	85,455	85,455
Other comprehensive loss	—	—	—	—	(7,997)	—	(7,997)
Share-based compensation	—	—	18,301	—	—	—	18,301
Issuance of ordinary shares	230,178	3	(3)	—	—	—	—
Repurchase of 355,000 shares held as treasury shares	—	—	—	(20,722)	—	—	(20,722)
Tax withholdings related to net share settlement of restricted share units	—	—	(4,727)	—	—	—	(4,727)

Balances at March 27, 2020	38,460,931	$385	$171,870	$(68,501)	$(10,383)	$840,038	$933,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (Continued)
For the Three Months Ended March 29, 2019

(in thousands of U.S. dollars, except share data)	Ordinary Shares		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount

Balances at December 28, 2018	38,138,159	$381	$151,639	$(42,401)	$(1,077)	$692,991	$801,533
Net income	—	—	—	—	—	28,635	28,635
Other comprehensive income	—	—	—	—	998	—	998
Share-based compensation	—	—	4,424	—	—	—	4,424
Issuance of ordinary shares	78,072	1	(1)	—	—	—	—
Repurchase of 100,000 shares held as treasury shares	—	—	—	(5,378)	—	—	(5,378)
Tax withholdings related to net share settlement of restricted share units	—	—	(1,324)	—	—	—	(1,324)

Balances at March 29, 2019	38,216,231	$382	$154,738	$(47,779)	$(79)	$721,626	$828,888

For the Nine Months Ended March 29, 2019

(in thousands of U.S. dollars, except share data)	Ordinary Shares		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount

Balances at June 29, 2018	37,723,733	$377	$151,797	$(42,401)	$(1,257)	$632,423	$740,939
Net income	—	—	—	—	—	87,998	87,998
Other comprehensive income	—	—	—	—	1,178	—	1,178
Cumulative effect adjustment from adoption of ASC 606	—	—	—	—	—	1,205	1,205
Share-based compensation	—	—	13,373	—	—	—	13,373
Issuance of ordinary shares	492,498	5	(5)	—	—	—	—
Repurchase of 100,000 shares held as treasury shares	—	—	—	(5,378)	—	—	(5,378)
Tax withholdings related to net share settlement of restricted share units	—	—	(10,427)	—	—	—	(10,427)

Balances at March 29, 2019	38,216,231	$382	$154,738	$(47,779)	$(79)	$721,626	$828,888

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(in thousands of U.S. dollars)	March 27, 2020	March 29, 2019

Cash flows from operating activities
Net income for the period	$85,455	$87,998
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,115	22,521
Loss on disposal of property, plant and equipment	444	81
Loss on disposal of intangibles	—	149
Gain from sales and maturities of available-for-sale securities	(93)	(196)
Accretion of premiums on short-term investments	(624)	(604)
Amortization of deferred debt issuance costs	18	—
(Reversal) allowance for doubtful accounts	(17)	12
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	942	(5,351)
Unrealized loss on fair value of interest rate swaps	1,672	1,564
Amortization of fair value at hedge inception of interest rate swaps	(838)	—
Share-based compensation	18,301	13,373
Deferred income tax	1,335	438
Other non-cash expenses	(559)	(699)
Changes in operating assets and liabilities
Trade accounts receivable	(23,136)	(17,942)
Contract assets	(3,966)	(666)
Inventories	3,404	(36,418)
Other current assets and non-current assets	5,830	(1,568)
Trade accounts payable	(15,571)	37,576
Contract liabilities	(298)	—
Income tax payable	1,056	1,942
Severance liabilities	2,266	1,841
Other current liabilities and non-current liabilities	5,712	1,453

Net cash provided by operating activities	104,448	105,504

Cash flows from investing activities
Purchase of short-term investments	(123,980)	(202,328)
Proceeds from sales of short-term investments	48,808	85,941
Proceeds from maturities of short-term investments	97,358	50,370
Fund s provided to customer to support transfer of manufacturing operations (Note 9)	(24,310)	—
Purchase of property, plant and equipment	(27,482)	(13,211)
Purchase of intangibles	(797)	(290)
Proceeds from disposal of property, plant and equipment	1,482	473

Net cash used in investing activities	(28,921)	(79,045)

Cash flows from financing activities
Payment of debt issuance costs	(153)	—
Proceeds from long-term borrowings	60,938	—
Repayment of long-term borrowings	(67,032)	(2,438)
Repayment of finance lease liabilities	(304)	(342)
Repurchase of ordinary shares	(20,722)	(5,378)
Release of restricted cash held in connection with business acquisition	—	(3,478)
Withholding tax related to net share settlement of restricted share units	(4,727)	(10,427)

Net cash used in financing activities	(32,000)	(22,063)

Net increase in cash, cash equivalents and restricted cash	43,527	4,396

Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	188,241	161,433
Increase in cash, cash equivalents and restricted cash	43,527	4,396
Effect of exchange rate on cash, cash equivalents and restricted cash	(228)	578

Cash, cash equivalents and restricted cash at end of period	$231,540	$166,407

Non-cash investing and financing activities
Construction, software and equipment-related payables	$11,906	$3,286

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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(amount in thousands)	As of March 27, 2020	As of March 29, 2019

Cash and cash equivalents	$224,138	$166,407
Restricted cash	7,402	—

Cash, cash equivalents and restricted cash	$231,540	$166,407

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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of March 27, 2020 and for the three and nine months ended March 27, 2020 and March 29, 2019 include normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form
10-K
for the year ended June 28, 2019.
The balance sheet as of June 28, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three and nine months ended March 27, 2020 may not be indicative of results for the year ending June 26, 2020 or any future periods.
Use of
e
stimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of total revenues and expenses during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for doubtful accounts, income taxes, inventory obsolescence, goodwill and valuation of intangible assets related to business acquisitions, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that estimates or assumptions prove to be different from actual results, adjustments will be made in subsequent periods to reflect more current information.

Fiscal years
The Company utilizes a
52
 to
53
-
week fiscal year ending on the Friday in June closest to June 30. The three months ended March 27, 2020 and March 29, 2019 each consisted of 13 weeks. The nine months ended March 27, 2020 and March 29, 2019 each consisted of 39 weeks. Fiscal year 2020 will be comprised of 52 weeks and will end on June 26, 2020.
Reclassifications
For presentation purposes, certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications do not affect the Company’s net income, cash flows or stockholders’ equity.
Changes in
a
ccounting
p
olicies
Except for the adoption of the new lease accounting standard and the derivatives and hedging standard described below, the Company has consistently applied its
accounting policies to all periods presented in these unaudited condensed consolidated financial statements.
C
oncentration of credit risk
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
Adoption of new accounting standards
On June 29, 2019, the Company adopted the new lease accounting standard, Accounting Standards Codification (“ASC”) Topic 842, which provides guidance for the recognition and disclosure of lease arrangements. The Company adopted ASC 842 using the modified retrospective transition approach. Accordingly, the Company’s comparative financial statements as of June 28, 2019 have not been adjusted. ASC 842 also provides practical expedients for the Company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its operating leases with a term of less than 12 months, which will not require recognition of right of use (“ROU”) assets or lease liabilities for these leases.
For periods prior to adoption of ASC 842, the Company is required to present disclosures in accordance with ASC Topic 840. Future minimum lease payments due under non-cancelable operating leases as of June 28, 2019 were as follows:

(amount in thousands)
2020	$1,746
2021	1,342
2022	1,219
2023	1,172
Thereafter	230

Total future minimum operating lease payments	$5,709

The most significant impact of the adoption of ASC 842 was the recognition of ROU assets and lease liabilities for operating leases with a term of greater than 12 months, while the accounting for finance leases will remain substantially unchanged. See Note 11 for further details.
On June 29, 2019, the Company also adopted Accounting Standards Update (“ASU”)
2017-12,
“Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU
2017-12
simplifies existing hedge accounting guidance in order to better portray the economic impact of risk management activities in the financial statements, including eliminating the separate measurement and presentation of hedge ineffectiveness. Prior to the adoption of ASU
2017-12,
the Company was required to separately measure and reflect the amount by which the hedging instrument did not offset the changes in the fair value or cash flows of hedged items, and to record the ineffective portion as earnings. Upon the adoption of ASU
2017-12,
the Company no longer recognizes hedge ineffectiveness as earnings, but instead records the entire changes in the fair value of the hedged instruments as other comprehensive income. Amounts recorded as other comprehensive income are subsequently reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. See Note 6 for further details.
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU
2020-04,
“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which temporarily simplifies the accounting for contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offered rates to alternative reference interest rates. For example, entities can elect not to remeasure the contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. This ASU was effective for the Company in the third quarter of fiscal 2020 with no impact to the Company’s unaudited condensed consolidated financial statements.
New accounting pronouncements – not yet adopted by the Company
In December 2019, the FASB issued ASU
2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. This ASU will be effective for the Company in the first quarter of fiscal 2022. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this update on its condensed consolidated financial statements.
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
In January 2017, the FASB issued ASU
2017-04,
“Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU
2017-04
modifies the concept of impairment assessment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Public companies that are SEC filers should adopt the amendment for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This ASU will be effective for the Company in the first quarter of fiscal 2021. The Company does not expect this update will impact its condensed consolidated financial statements.
In June 2016, the FASB issued ASU
2016-13,
“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which establishes a new credit impairment model for financial assets measured at amortized cost and available-for-sale
debt securities. The FASB issued subsequent amendments to Topic 326, including ASU
2018-19,
ASU
2019-04,
ASU
2019-05,
ASU
2019-11
and ASU
2020-02,
which provided further

guidance and transition relief. For public business entities, this update
is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU will be effective for the Company in the first quarter of fiscal 2021. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this update on its condensed consolidated financial statements.
3.	Revenues from contracts with customers
The Company derives revenues primarily from the assembly of products under supply agreements with its customers and the fabrication of customized optics and glass. The Company recognizes revenue relating to contracts with customers that depicts the transfer of promised goods or services to customers in an amount reflecting the consideration to which the Company expects to be entitled in exchange for such goods or services. In order to meet this requirement, the Company applies the following five steps: (1) identify the contract with a customer, (2) identify the performance obligations under the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations under the contract, and (5) recognize revenue when a performance obligation is satisfied. Revenue is recognized net of any taxes collected from customers, which is subsequently remitted to governmental authorities.
A performance obligation is a contractual promise to transfer a distinct good or service to the customer. In contracts with multiple performance obligations, the Company identifies each performance obligation and evaluates whether the performance obligation is distinct within the context of the contract at contract inception. The majority of the Company’s contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises under the contracts and, therefore, is not distinct.
The Company manufactures products that are customized to customers’ specifications. However, control of the products is typically transferred to the customer at the point in time the product is either shipped or delivered, depending on the terms of the arrangement, as the criteria for recognizing revenue over time are not met. Based on a review of its contracts, the Company determined that it does not have contractual rights to bill profit for work in progress in the event of a contract termination, an event which is expected to be infrequent. Further, in limited circumstances, substantive acceptance by the customer will result in the deferral of revenue until acceptance is formally received from the customer. Judgment may be required in determining if the acceptance clause provides for substantive acceptance.
Certain customers may request the Company to store finished products purchased by them at the Company’s warehouse. In these instances, the Company receives a written request from the customer asking the Company to hold the inventory at the Company’s warehouse, and the ordered goods cannot be used to fulfill other customer orders. In these situations, revenue is only recognized when the goods are completed and ready for shipment and transferred to the Company’s warehouse.
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
The Company has applied the practical expedient to not adjust the amount of revenue to be recognized due to the effects of a significant financing component when the Company expects, at contract inception, that the period between the transfer of goods and/or services and the payment for those goods and/or services will be less than one year.
Warranty provision
Provisions for estimated expenses relating to pr
o
duct warranties are made at the time the products are sold using historical experience. Generally, this warranty is limited to workmanship, and the Company’s liability is capped at the price of the product. The provisions will be adjusted when experience indicates an expected settlement will differ from initial estimates.

Contract assets and liabilities
A contract asset is recognized when the Company has recognized revenues prior to generating an invoice for payment. Contract assets are classified separately within the unaudited condensed consolidated balance sheets and transferred to accounts receivable when rights to payment become unconditional. During the nine months ended March 27, 2020, the Company had no impairment for contract assets recognized.
A contract liability is recognized when the Company has advance payment arrangements with customers. The contract liabilities balance is normally recognized as revenue within six months.
The following tables summarize the activity in the Company’s contract assets and contract liabilities during the nine months ended March 27, 2020:

(amount in thousands)	Contract Assets
Beginning balance, June 28, 2019	$12,447
Revenue recognized	58,037
Amounts collected or invoiced	(54,071)

Ending balance, March 27, 2020	$16,413

(amount in thousands)	Contract Liabilities
Beginning balance, June 28, 2019	$2,239
Advance payment received during the period	6,857
Revenue recognized	(7,155)

Ending balance, March 27, 2020	$1,941

Contract costs
The incremental costs of obtaining a contract with a customer are recognized as an asset (not expensed as incurred) if such costs are expected to be recovered. Incremental costs of obtaining a contract are costs that the Company would not have incurred if the contract had not been obtained (e.g., sales commissions or similar incentive payments linked directly to new or modified customer contracts). Costs that would have been incurred regardless of whether a customer contract was obtained (e.g., costs of pursuing the contact, legal advice, etc.) are expensed as incurred, unless such costs are explicitly chargeable to the customer. During the nine months ended
March 27, 2020, the Company did not have any incremental costs of obtaining a contract.
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

The following tables present total revenues by geographic region
:

(amount in thousands, except percentages)	Three Months Ended March 27, 2020	As a % of Total Revenues	Nine Months Ended March 27, 2020	As a % of Total Revenues

North America	$206,751	50.3%	$631,096	51.0%
Asia-Pacific	141,639	34.4	401,209	32.5
Europe	62,820	15.3	204,418	16.5

Total	$411,210	100.0%	$1,236,723	100.0%

(amount in thousands, except percentages)	Three Months Ended March 29, 2019	As a % of Total Revenues	Nine Months Ended March 29, 2019	As a % of Total Revenues

North America	$195,504	49.0%	$558,028	47.3%
Asia-Pacific	151,263	37.9	469,921	39.9
Europe	52,184	13.1	151,259	12.8

Total	$398,951	100.0%	$1,179,208	100.0%

The following tables set forth our revenues by end market:

(amount in thousands, except percentages)	Three Months Ended March 2 7 , 20 20	As a % of Total Revenues	Nine Months Ended March 2 7 , 20 20	As a % of Total Revenues

Optical communications	$308,566	75.0%	$933,013	75.4%
Lasers, sensors and other	102,644	25.0	303,710	24.6

Total	$411,210	100.0%	$1,236,723	100.0%

(amount in thousands, except percentages)	Three Months Ended March 29, 2019	As a % of Total Revenues	Nine Months Ended March 29, 2019	As a % of Total Revenues

Optical communications	$298,139	74.7%	$884,454	75.0%
Lasers, sensors and other	100,812	25.3	294,754	25.0

Total	$398,951	100.0%	$1,179,208	100.0%

4.	Earnings per ordinary share

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

	Three Months Ended		Nine Months Ended
(amount in thousands except per share amounts)	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019

Net income attributable to shareholders	$28,267	$28,635	$85,455	$87,998

Weighted-average number of ordinary shares outstanding (thousands of shares)	36,987	36,891	36,970	36,786
Incremental shares arising from the assumed vesting of restricted share units and performance share units (thousands of shares)	810	648	726	597

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,797	37,539	37,696	37,383

Basic earnings per ordinary share	$0.76	$0.78	$2.31	$2.39
Diluted earnings per ordinary share	$0.75	$0.76	$2.27	$2.35
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (thousands of shares) (1)	50	401	50	401

(1)
These performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.

5.	Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments by category is as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/(Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments

As of March 27, 2020
Cash	$202,610	$—	$202,610	$—	$—
Cash equivalents	21,528	—	21,528	—	—
Liquidity funds	20,954	—	—	—	20,954
Certificates of deposit and time deposits	20,000	—	—	—	20,000
Corporate debt securities	132,877	(1,439)	—	131,438	—
U.S. agency and U.S. Treasury securities	60,497	733	—	61,230	—

Total	$458,466	$(706)	$224,138	$192,668	$40,954

As of June 28, 2019
Cash	$178,019	$—	$178,019	$—	$—
Cash equivalents	2,820	—	2,820	—	—
Liquidity funds	20,552	—	—	—	20,552
Certificates of deposit and time deposits	35,028	—	—	—	35,028
Corporate debt securities	130,959	297	—	131,256	—
U.S. agency and U.S. Treasury securities	69,552	105	—	69,657	—

Total	$436,930	$402	$180,839	$200,913	$55,580

1
5

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
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale
securities based on stated effective maturities as of March 27, 2020:

	March 27, 2020		June 28, 2019
(amount in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$30,448	$30,472	$69,746	$69,830
Due between one to five years	162,926	162,196	130,765	131,083

Total	$193,374	$192,668	$200,511	$200,913

During the nine months ended March 27, 2020, the Company recognized a realized gain of $0.1 million
from sales and maturities of
available-for-sale
securities.
As of March 27, 2020, the Company considered the decline in market value of its short-term investments portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the nine months ended March 27, 2020.
6.	Fair value of financial instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is established
,
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

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of March 27, 2020
Assets
Cash equivalents	$—	$21,528		$—	$21,528
Liquidity funds	—	20,954		—	20,954
Certificates of deposit and time deposits	—	20,000		—	20,000
Corporate debt securities	—	131,438		—	131,438
U.S. agency and U.S. Treasury securities	—	61,230		—	61,230
Derivative assets	—	—		—	—

Total	$—	$255,150		$—	$255,150

Liabilities
Derivative liabilities	$—	$11,977	(1)	$—	$11,977

Total	$—	$11,977		$—	$11,977

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 28, 2019
Assets
Cash equivalents	$—	$2,820		$—	$2,820
Liquidity funds	—	20,552		—	20,552
Certificates of deposit and time deposits	—	35,028		—	35,028
Corporate debt securities	—	131,256		—	131,256
U.S. agency and U.S. Treasury securities	—	69,657		—	69,657
Derivative assets	—	2,201	(2)	—	2,201

Total	$—	$261,514		$—	$261,514

Liabilities
Derivative liabilities	$—	$2,591	(3)	$—	$2,591

Total	$—	$2,591		$—	$2,591

(1)
Foreign currency forward and option contracts with a notional amount of $126.0 million and Canadian dollars of $0.7 million
,
and two interest rate swap agreements with an aggregate notional amount of $125.1 million.

(2)	Foreign currency forward contracts with notional amount of $72.0 million and Canadian dollars of $0.6 million.
(3)	Interest rate swap agreement with a notional amount of $64.2 million.
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

Foreign currency forward and option contracts
As a result of foreign currency rate fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency denominated assets and liabilities fluctuate. The Company uses foreign currency contracts to manage the foreign exchange risk associated with a portion of its foreign currency denominated assets and liabilities and other foreign currency transactions. The Company enters into foreign currency forward and option contracts to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollars.
The Company may enter into foreign currency forward contracts to hedge flu ctu
ations in the U.S. dollar value of forecasted transactions denominated in Thai baht, including inventory purchases, payroll and other operating expenses. The Company considers these forward contracts as dual-purpose hedges, that hedge both the foreign exchange fluctuation (i) from inception through the forecasted expenditure, and (ii) any subsequent revaluation of the account payable or accrual. The Company may designate the forward contracts that hedge the foreign exchange fluctuation from inception through the forecasted expenditure as cash flow hedges. The gain or loss on a derivative instrument designated and qualifying as a cash flow hedging instrument is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The reclassified amounts are presented in the same income statement line item as the earnings effect of the hedged item. Once the forecasted transactions are recorded, the Company will discontinue the hedging relationship by de-designating
the derivative instrument and recording subsequent changes in fair value through contract maturity to foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income as a natural hedge against the Thai baht denominated assets and liabilities.
The Company may also enter into
non-designated
foreign currency forward and option contracts to provide an offset to the re-measurement
of foreign currency denominated assets and liabilities and to hedge certain forecasted exposures. Changes in the fair value of these non-designated
derivatives are recorded through foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
As of March 27, 2020, the Company had 100 outstanding U.S. dollar foreign currency forward contracts against Thai baht
,
with an aggregate notional amount of $101.0 million
and
 maturity dates ranging from April 2020 through October 2020 that were designated for cash flow hedge accounting.
T
he hedging relationship was determined to be highly effective based on the performance of retrospective and prospective regression testing. During the three and nine months ended March 27, 2020, the Company recorded an unrealized loss of $6.6 million from changes in the fair value of these foreign currency forward contracts, designated as hedging instruments, in other comprehensive income in the unaudited condensed consolidated statements of operations and comprehensive income.
During the three and nine months ended March 27, 2020, the Company de-designated 20 foreign currency forward contracts against the Thai baht that had previously been designated as cash flow hedges and reclassified a loss of $1.7 million from accumulated other comprehensive income to foreign exchange loss, net, cost of revenues, and selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income.

As of March 29, 2019, the Company had no foreign currency forward contracts designated as cash flow hedges.
As of March 27, 2020, the Company had 20 outstanding U.S. dollar foreign currency forward contracts with an aggregate notional amount of $24.0 million, one outstanding U.S. dollar foreign currency option contract with a notional amount of $1.0 million
,
and one outstanding Canadian dollar foreign currency forward contract with a notional amount of $0.5 million,
 and
 maturity dates ranging from June 2020 through July 2020, that were not designated for hedge accounting. These foreign currency option and forward contracts were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai
b
aht and Canadian dollar
s
. During the three and nine months ended March 27, 2020, the Company recorded an unrealized loss of $2.1 million and $4.0 million, respectively, from changes in the fair value of these foreign currency option and forward contracts in earnings as foreign exchange loss, net in the unaudited condensed consolidated statements of operations and comprehensive income.
As of March 29, 2019, the Company had 45 outstanding U.S. dollar foreign currency forward contracts with an aggregate notional amount of $98.0 million, one outstanding U.S. dollar foreign currency option contract with a notional amount of $5.0 million
,
and one outstanding Canadian dollar forward contract with a notional amount of $0.4 million
, and

maturity dates ranging from April 2019 through August 2019, that were not designated for hedge accounting. These foreign currency forward and option contracts were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai
b
aht and Canadian dollar
s
. During the nine months ended March 29, 2019, the Company recorded an unrealized gain of $1.5 million from changes in the fair value of these foreign currency forward and option contracts in earnings as foreign exchange loss, net in the unaudited condensed consolidated statements of operations and comprehensive income.

As of March 27, 2020, the amount in a
cc
umulated other
comprehensive
income which is expected to be reclassified into earnings within 12 months is $4.9 million.
Interest
r
ate
s
wap
a
greements
The Company entered into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of March 27, 2020, the Company had two outstanding interest rate swap agreements with an aggregate notional amount of $125.1 million. As of
June 28
, 2019, the Company had one outstanding interest rate swap agreement with a notional amount of $64.2 million.
On July 25, 2018, Fabrinet Thailand entered into an interest rate swap agreement to effectively convert the floating interest rate of its term loan under the Bank of America Credit Facility Agreement to a fixed interest rate of 2.86% per annum through the scheduled maturity of the term loan in June 2023 (see Note 14). The Company did not designate this interest rate swap for hedge accounting.
On September 3, 2019, the Company drew down a term loan under a new Credit Facility Agreement with the Bank of Ayudhya Public Company Limited (the “Bank”) (see Note 14) and on September 10, 2019, repaid in full the outstanding term loan under the Bank of America Credit Facility (see Note 14). In conjunction with the funding of the new term loan, the Company entered into a second interest rate swap agreement. The combination of both of these interest rate swaps effectively convert the floating interest rate of the Company’s term loan with the Bank to a fixed interest rate of

4.36
% per annum through the maturity of the term loan in
June 2024
.
On September 27, 2019, the Company designated these two interest rate swaps as a cash flow hedge for the Company’s term loan under the Credit Facility Agreement with the Bank. The combination of these two interest rate swaps qualified for hedge accounting based on a regression testing result which proved the hedges are highly effective. In addition, the Company has designated and documented contemporaneously the hedging relationships involving these interest rate swaps. At least quarterly, the Company performs a qualitative effectiveness test on the interest rate swaps to support the continued application of hedge accounting. As of March 27, 2020, the hedging relationship was determined to be highly effective based on the performance of a qualitative effectiveness testing. While the Company intends to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. From September 27, 2019, any gains or losses related to these interest rate swaps will be recorded in accumulated other comprehensive income in the unaudited condensed consolidated balance sheets, with a portion reclassified from accumulated other comprehensive income into earnings at each reporting period based on either the accrued interest amount or the interest payment.
As of March 27, 2020, the amount in accumulated other comprehensive income that is expected to be reclassified into earnings within 12 months is $17 thousand.
Prior to September 27, 2019, these interest rate swaps were not designated as cash flow hedges and all changes in the fair value of these interest rate swaps were reflected in earnings. During the nine months ended March 27, 2020 and March 29, 2019, the Company recorded unrealized loss of $1.7 million and $1.6 million, respectively, from changes in the fair value of these interest rate swaps as interest expense in the unaudited condensed consolidated statements of operations and comprehensive income.

The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended		Nine Months Ended
(amount in thousands)	Financial statements line item	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
Derivatives gain (loss) recognized in other comprehensive income:
Foreign currency forward contracts	Other comprehensive income	$(6,609)	$—	$(6,609)	$—
Interest rate swaps	Other comprehensive income	(1,239)	—	(956)	—

Total derivatives loss recognized in other comprehensive income		$(7,848)	$—	$(7,565)	$—

Derivatives gain (loss) reclassified from accumulated other comprehensive income into earnings:
Foreign currency forward contracts	Cost of revenues	$14	$—	$14	$—
Foreign currency forward contracts	SG&A	1	—	1	—
Foreign currency forward contracts	Foreign exchange loss, net	1,669	—	1,669	—
Interest rate swaps	Interest expense	(405)	—	(838)	—

Total derivatives gain reclassified from accumulated other comprehensive income into earnings		$1,279	$—	$846	$—

Change in net unrealized loss on derivatives instruments		$(6,569)	$—	$(6,719)	$—

Fair value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

(amount in thousands)	March 27, 2020		June 28, 2019
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$—	$(1,833)	$2,201	$—
Interest rate swaps	—	—	—	(2,591)

Derivatives designated as hedging instruments
Foreign currency forward contracts	$31	$(4,956)	$—	$—
Interest rate swaps	83	(5,302)	—	—

Derivatives, gross balances	$114	$(12,091)	$2,201	$(2,591)
Derivatives, gross balances offset in the balance sheet	(114)	114	—	—

Derivatives, net balances	$—	$(11,977)	$2,201	$(2,591)

The Company presents its derivatives at net fair values in the unaudited condensed consolidated balance sheets.
The
Company’s netting arrangements allow net settlements under certain conditions. The Company’s derivative instruments are typically settled monthly or quarterly.

The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet Line Item

Fair Value of Derivative Assets	Other current assets
Fair Value of Derivative Liabilities	Accrued expenses

7.	Trade accounts receivable, net

(amount in thousands)	As of March 27, 2020	As of June 28, 2019

Trade accounts receivable	$283,546	$260,698
Less: allowance for doubtful account	(79)	(96)

Trade accounts receivable, net	$283,467	$260,602

8.	Inventories

(amount in thousands)	As of March 27, 2020	As of June 28, 2019

Raw materials	$118,729	$113,321
Work-in-progress	141,646	141,730
Finished goods	18,779	24,916
Goods in transit	11,054	13,645

Inventories	$290,208	$293,612

9.	Other receivable

On October 1, 2019, the Company provided funds in the amount of $24.3 million to a customer to support the customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand. T
h
e customer has agreed to repay this amount by September 30, 2020. A
s of
March 27, 2020, the Company recorded the $24.3 million
funds as other receivable in the unaudited condensed consolidated balance sheet. For the nine months ended March 27, 2020, the Company classified th
e
s
e
 funds as an investing activity in the unaudited condensed consolidated statement of cash flows.
10.	Restricted cash

As of March 27, 2020 and June 28, 2019, the Company had one outstanding standby letter of credit of 6.0 million Euros, related to the Company’s support of a customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand. As of March 27, 2020 and June 28, 2019, the standby letter of credit was backed by cash collateral of $7.4 million.
11.	Leases

The Company leases facilities under
non-cancelable
operating lease agreements. The Company leases a portion of its capital equipment and vehicle
s
, certain land and buildings for its facilities in Thailand, the Cayman Islands, China, the United States, the United Kingdom and Israel under operating lease arrangements that expire at various dates through 2025. Certain of these lease arrangements provide the Company the ability to extend the lease from one to five years following the expiration of the current term. However, the Company has excluded all lease extension options from its ROU assets and lease liabilities as the Company is not reasonably assured that it will exercise these options.

None of the lease agreements contain residual value guarantees provided by the
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
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payments. The operating lease ROU assets also include any lease payments made and exclude lease incentives and initial direct costs incurred. Variable lease payments are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
Leases with an initial term of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The Company does not account for lease components (e.g., fixed payments including rent) separately from the non-lease

components (e.g., common-area maintenance costs).
The following table shows the impact of adoption of ASC 842 on the adoption date of June 29, 2019 on the consolidated balance sheets:
Consolidated Balance Sheets

	Impact of Adopting ASC 842
(amount in thousands)	Balance at June 28, 2019	Adjustment	Balance at June 29, 2019
Assets
Operating lease ROU assets	$—	$5,370	$5,370
Liabilities and Shareholders’ Equity
Operating lease liabilities, current	$—	$1,601	$1,601
Operating lease liabilities, non-current	$—	$3,769	$3,769

As of March 27, 2020, the maturities of the Company’s operating lease liabilities were as follows:

(amount in thousands)
2020 (remaining three months)	$486
2021	2,131
2022	2,000
2023	1,895
2024	878
Thereafter	15

Total undiscounted lease payments	7,405
Less i mputed interest	(488)

Total present value of lease liabilities	$6,917	(1)

(1)	Include s current portion of operating lease liabilities of $1.9 million.

Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term. Rental expense for long-term leases for the three and nine months ended March 27, 2020 was $0.5 million and $1.5 million, respectively. Rental expense for short-term leases for the three and nine months ended March 27, 2020 and March 29, 2019 was de minimis.

Finance leases
In connection with the acquisition of Fabrinet UK, the Company assumed the finance lease commitments for certain equipment, with various expiration dates through September 2020. The equipment can be purchased at pre-determined
prices upon expiration of such contracts.
As of March 27, 2020, the Company had finance lease liabilities of $0.2 million, which were recorded under other payables in the unaudited condensed consolidated balance sheets.
The following summarizes additional information related to the Company’s operating leases and fi
nance
leases:

As of March 27, 2020
Weighted-average remaining lease term (in years)
Operating leases	3.7
Finance leases	0.5
Weighted-average discount rate
Operating leases	3.8%
Finance leases	4.1%

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

(amount in thousands)	Nine Months Ended March 27, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,794
Financing cash flows from finance leases	$304
ROU assets obtained in exchange for lease liabilities	$7,175
Finance lease assets	$157

12.	Intangibles

The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of March 27, 2020
Software	$7,689	$(5,365)	$—	$2,324
Customer relationships	4,373	(2,551)	(147)	1,675
Backlog	119	(119)	—	—

Total intangibles	$12,181	$(8,035)	$(147)	$3,999

( amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 28, 2019
Software	$6,582	$(4,868)	$—	$1,714
Customer relationships	4,373	(2,096)	(104)	2,173
Backlog	119	(119)	—	—

Total intangibles	$11,074	$(7,083)	$(104)	$3,887

The Company recorded amortization expense relating to intangibles of $0.3 million and $0.3 million for the three months ended March 27, 2020 and March 29, 2019, respectively, and $0.9 million and $0.9 million for the nine months ended March 27, 2020 and March 29, 2019, respectively.
The weighted-average remaining life of customer relationships was:

(years)	As of March 27, 2020	As of June 28, 2019
Customer relationships	4.8	5.4

Based on the carrying amount of intangibles as of March 27, 2020, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousands)
2020 (remaining three months)	$628
2021	1,139
2022	908
2023	650
2024	423
Thereafter	251

Total	$3,999

13.	Goodwill
The changes in the carrying amount of goodwill from the acquisition of Fabrinet UK were as follows:

(amount in thousands)	Goodwill

Balance as of June 28, 2019	$3,705
Foreign currency translation adjustment	(134)

Balance as of March 27, 2020	$3,571

Goodwill is not deductible for tax purposes. Goodwill is reviewed annually for impairment or more frequently whenever changes or circumstances indicate the carrying amount of goodwill may not be recoverable.

During the nine months ended March 27, 2020 and March 29, 2019, there were no goodwill impairment losses.

14.	Borrowings
The Company’s total borrowings, including
current
and
non-current
portions of long-term borrowings, consisted of the following:

(amount in thousands)
Rate	Conditions	Maturity	As of March 27, 2020	As of June 28, 2019

Long-term borrowings, current portion, net:
Long-term borrowings, current portion			$12,188	$3,250
Less: Unamortized debt issuance costs – current portion			(32)	—

Long-term borrowings, current portion, net			$12,156	$3,250

Long-term borrowings, non-current portion, net:
Term loan borrowings:
1-month LIBOR +1.50% per annum (1)	Repayable in quarterly installments	June 2023	$—	$60,938
3-month LIBOR +1.35% per annum (1)	Repayable in quarterly installments	June 2024	54,844	—

Less: Current portion			(12,188)	(3,250)
Less: Unamortized debt issuance costs – non-current portion			(103)	—

Long-term borrowings, non-current portion, net			$42,553	$57,688

(1)	We have entered into interest rate swaps that effectively fix a series of our future interest payments on our term loans. Refer to Note 6.

The movements of long-term borrowings for the nine months ended March 27, 2020 and March 29, 2019 were as follows:

	Nine Months Ended
(amount in thousands)	March 27, 2020	March 29, 2019

Opening balance	$60,938	$64,188
Borrowings during the period	60,938	—
Repayments during the period	(67,032)	(2,438)

Closing balance	$54,844	$61,750

As of March 27, 2020, future maturities of long-term borrowings during each fiscal year were as follows:

(amount in thousands)
2020 (remaining three months)	$3,046
2021	12,188
2022	15,234
2023	12,188
2024	12,188

Total	$54,844

Credit facility agreements:
Bank of Ayudhya Public Company Limited
On August 20, 2019, Fabrinet Thailand (the “Borrower”) and Bank of Ayudhya Public Company Limited (the “Bank”) entered into a Credit Facility Agreement (the “Credit Facility Agreement”). The Credit Facility Agreement provides for a facility of 110.0 million Thai
b
aht (approximately $3.6 million based on the applicable exchange rate as of September 27, 2019) and $160.9 million which may be used for, among other things, an overdraft facility, short-term loans against promissory notes, a letter of guarantee facility, a term loan facility and foreign exchange facilities.

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
The proceeds from the term loan, together with cash on hand, were used to repay outstanding obligations under the Company’s previous credit facility agreement with Bank of America, N.A.
The term loan accrues interest at 3-month LIBOR plus 1.35% and is repayable in quarterly installments of $3.0 million, commencing on September 30, 2019. The term loan will mature on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be re-borrowed.

During the three and nine months ended March 27, 2020, the Company recorded $0.5 million and $1.1 million, respectively, of interest expense in connection with this term loan.
Any borrowings under the Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt to equity ratio less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. At March 27, 2020, the Company was in compliance with all of its covenants under the Term Loan Agreement.
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
At March 27, 2020, there was $54.8 million outstanding under the term loan.
Bank of America, N.A.
On May 22, 2014, the Company and a consortium of banks entered into a syndicated
senior credit facility agreement led by Bank of America (the “Bank of America Facility Agreement”). The Bank of America Facility Agreement provided for a $200.0 million credit line, comprised of a $150.0 million revolving loan facility and a $50.0 million delayed draw term loan facility.
From time to time,
the Company
amended the Bank of America Facility Agreement, before repaying all outstanding amounts under the agreement and terminating such agreement on September 10, 2019.
The most recent amendment on June 4, 2018 (i) reduced the revolving commitments thereunder from $150.0 million to $25.0 million, (ii) refinanced the outstanding amounts under the revolving loan and term loan facilities into a $65.0 million term loan which was to be repaid in quarterly installments through the maturity date of June 4, 2023, and (iii) reduced the interest rate margins and commitment fees. The term loan bore interest, at the Company’s option, at a rate per annum equal to a LIBOR rate plus a spread of 1.50% to 2.25%, or a base rate plus a spread of 0.50% to 1.25%. During the nine months ended March 27, 2020 and March 29, 2019, the Company recorded $0.5 million and $1.8 million, respectively, of interest expense in connection with this term loan.
On September 10, 2019, the Company fully repaid $61.0 million in principal, accrued interest and other fees under the agreement. The early termination of this agreement did not trigger any early termination fees. At March 27, 2020, there were no amounts outstanding under the Bank of America Facility Agreement. At June 28, 2019, there was $60.9 million outstanding
under the Bank of America Facility Agreement, related to the term loan.

15.	Income taxes
As of March 27, 2020 and June 28, 2019, the liability for uncertain tax positions including accrued interest and penalties was $1.5 million and $2.1 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.
The Company files income tax returns in the United States and foreign tax jurisdictions. As of March 27, 2020, the tax years from 2014 t hrough
2017 remain open to examination by U.S. federal and state
 tax authorities
. In addition, tax returns that remain open to examination in Thailand range from the tax years 2015 through 2019, and in
the People’s Republic of China and the United Kingdom range from the tax years 2015 through 2018. The Company’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of each entity in the Company, adjusted for discrete items arising in that quarter. If the
Company’s estimated annual effective tax rate changes, the Company makes a cumulative adjustment in that quarter.
The Company’s effective tax rate for the three months ended March 27, 2020 and March 29, 2019 was 2.4% and 5.2%, respectively, of net income. The de
crease was primarily due to the fact that the Company had
lower

income subject to tax during the three months ended March 27, 2020, compared with the three months ended March 29, 2019.
The Company’s effective tax rate for the nine months ended March 27, 2020 and March 29, 2019 was 4.2% and 5.2%, respectively, of net income. The decrease was primarily due to the fact that the Company had lower income subject to tax during the nine months ended March 27, 2020 as compared to the nine months ended March 29, 2019.
16.	Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of our ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three and nine months ended March 27, 2020 and March 29, 2019 was as follows:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019

Share-based compensation expense by type of award :
Restricted share units	4,094	3,621	12,678	11,650
Performance share units	2,024	803	5,623	1,723

Total share-based compensation expense	6,118	4,424	18,301	13,373
Tax effect on share-based compensation expense	—	—	—	—

Net effect on share-based compensation expense	$6,118	$4,424	$18,301	$13,373

Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months ended		Nine Months Ended
(amount in thousands)	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019

Cost of revenue	$1,489	$1,237	$4,800	$4,384
Selling, general and administrative expense	4,629	3,187	13,501	8,989

Total share-based compensation expense	$6,118	$4,424	$18,301	$13,373

The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and nine months ended March 27, 2020 and March 29, 2019.

Share-based award activity
On December 12, 2019, the Company’s shareholders approved Fabrinet’s 2020 Equity Incentive Plan (the “2020 Plan”). Upon the approval of the 2020 Plan, Fabrinet’s Amended and Restated 2010 Performance Incentive Plan (the “2010 Plan”) was simultaneously terminated. The 2020 Plan provides for the grant of equity awards thereunder with respect to (i) 1,700,000 ordinary shares, plus (ii) up to 1,300,000 ordinary shares that, as of immediately prior to the termination of the 2010 Plan, had been reserved but not issued pursuant to any awards granted under the 2010 Plan and are not subject to any awards thereunder. Upon termination of the 2010 Plan, 1,281,619 ordinary shares were reserved for issuance under the 2020 Plan pursuant to clause (ii) of the preceding sentence. As of March 27, 2020, there were 30,262 restricted share units outstanding, 3,836 performance share units outstanding and 2,946,847 ordinary shares available for future grant under the 2020 Plan.
As of March 27, 2020, there were 739,838 restricted share units and 436,304 performance share units outstanding under the 2010 Plan.

No
ordinary shares are available for future grant under the 2010 Plan.
On November 2, 2017, the Company adopted the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”) with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual. As of March 27, 2020, there were an aggregate of 24,327 restricted share units outstanding and 111,347 ordinary shares available for future grant under the 2017 Inducement Plan.
The 2010 Plan, 2017 Inducement Plan and 2020 Plan are collectively referred to as the “Equity Incentive Plans.”
Restricted share units and performance share units
Restricted share units and performance share units have been granted under the 2010 Plan, the 2017 Inducement Plan, and the 2020 Plan.
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
non-GAAP
gross margin
or
operating margin targets. The actual number of performance share units that may vest at the end of the performance period ranges from 0% to 100% of the award grant.
2
8

The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Balance as of June 28, 2019	800,751	$42.48
Granted	343,792	$50.32
Issued	(321,659)	$40.82
Forfeited	(28,457)	$42.80

Balance as of March 27, 2020	794,427	$46.54

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Balance as of June 29, 2018	1,073,580	$35.19
Granted	341,748	$48.77
Issued	(496,854)	$34.08
Forfeited	(104,194)	$38.50

Balance as of March 29, 2019	814,280	$41.14

The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2019	548,500	$40.97
Granted	242,310	$48.65
Issued	—	—
Forfeited	(350,670)	$36.99

Balance as of March 27, 2020	440,140	$48.37

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 29, 2018	605,892	$38.41
Granted	201,994	$48.02
Issued	(227,268)	$40.48
Forfeited	(27,954)	$39.35

Balance as of March 29, 2019	552,664	$41.02

As of March 27, 2020, there was $15.0 million and $7.7 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.5 years and 1.3 years, respectively.
For the nine months ended March 27, 2020 and March 29, 2019, the Company withheld an aggregate of 91,481 shares and 231,624 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the nine months ended March 27, 2020 and March 29, 2019, the Company then remitted cash of $4.7 million and $10.4 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in
capital.

17.	Shareholders’ equity

Share capital
The Company’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three and nine months ended March 27, 2020, the Company issued 52,041 and 230,178 ordinary shares, respectively, upon the vesting of restricted share units, net of shares withheld.
For the three and nine months ended March 29, 2019, the Company issued 78,072 and 492,498 ordinary shares, respectively, upon the vesting of restricted share units, net of shares withheld.
All such issued shares are fully paid.
Treasury shares
In August 2017, the Company’s board of directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018 and May 2019, the Company’s board of directors approved an increase of $30.0 million and $50.0 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $110.0 million. During the three and nine months ended March 27, 2020,
355,000
shares were repurchased under the program, at an average price per share of $58.37, totaling $20.7 million. As of March 27, 2020, the Company had a remaining authorization to purchase up to $41.5 million of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

18.	Accumulated other comprehensive income (loss) (“AOCI”)

The changes in AOCI for the nine months ended March 27, 2020 and March 29, 2019 were as follows:

(amount in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total

Balance as of June 28, 2019	$952	$32	$(2,537)	$(833)	$(2,386)
Other comprehensive income before reclassification adjustment	(1,310)	(7,565)	478	(353)	(8,750)
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	(93)	846	—	—	753
Tax effects	—	—	—	—	—

Other comprehensive income (loss)	$(1,403)	$(6,719)	$478	$(353)	$(7,997)

Balance as of March 27, 2020	$(451)	$(6,687)	$(2,059)	$(1,186)	$(10,383)

(amount in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total

Balance as of June 29, 2018	$(1,091)	$33	$—	$(199)	$(1,257)
Other comprehensive income before reclassification adjustment	1,203	—	—	(219)	984
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	196	(2)	—	—	194
Tax effects	—	—	—	—	—

Other comprehensive income (loss)	$1,399	$(2)	$—	$(219)	$1,178

Balance as of March 29, 2019	$308	$31	$—	$(418)	$(79)

19.	Commitments and contingencies

Letter of credit and Bank guarantees
As of March 27, 2020 and June 28, 2019, the Company had one outstanding standby letter of credit of 6.0 million Euros, related to the Company’s support of a customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand. As of March 27, 2020 and June 28, 2019, the standby letter of credit was backed by cash collateral of $7.4 million.
As of March 27, 2020 and June 28, 2019, there were outstanding bank guarantees given by a bank on behalf of our subsidiary in Thailand for electricity usage and other normal business expenses
totaling
$1.5 million and $1.6 million, respectively, and there were other bank guarantees given by a bank on behalf of our subsidiaries in China and the United Kingdom to support their operations of de minimis amounts.

Purchase obligations
Purchase obligations represent legally

binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, their terms generally give the Company the option to cancel, reschedule and/or adjust its requirements based on its business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
As of March 27, 2020, the Company had purchase obligations to third parties of $15.2 million.
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

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s Chief Executive Officer. As of March 27, 2020, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
Total revenues are attributed to a particular geographic area based on the bill-to-location
of the Company’s customers. The
Company
operates in three geographic regions: North America, Asia-Pacific and Europe.
The following table presents total revenues by geographic region:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019

North America	$206,751	$195,504	$631,096	$558,028
Asia-Pacific	141,639	151,263	401,209	469,921
Europe	62,820	52,184	204,418	151,259

	$411,210	$398,951	$1,236,723	$1,179,208

As of March 27, 2020 and March 29, 2019, the Company had approximately $29.9 million and $31.7 million, respectively, of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific and Europe.
Significant customers
The Company had three and two customers that individually contributed 10% or more of its total trade accounts receivable as of March 27, 2020 and June 28, 2019, respectively.

21.	Subsequent events

The outbreak of a novel strain of coronavirus
(“COVID-19”)
was recognized as a pandemic by the World Health Organization on March 11, 2020. The outbreak has spread globally, including to Thailand, the United States, UK and Europe.
The implications of
COVID-19
on the Company’s business remain uncertain. Measures taken by governmental authorities and private actors to limit the spread of
COVID-19
may interfere with the ability of the Company’s employees, suppliers and other business providers to carry out their assigned tasks or supply materials at ordinary levels of performance. While the Company’s operations are impacted as a result of this pandemic, the Company has not experienced a direct, materially adverse financial impact. The future impact of this pandemic on the Company’s business, financial condition, results of operations and cash flows cannot be predicted. The Company continues to monitor developments with the spread of
COVID-19,
actions taken by governmental authorities and private actors, and impacts to the Company’s suppliers and customers. The Company continues to work to minimize disruptions to its supply chain and manufacturing capabilities, and to ensure the safety of its employees. While the Company’s operations are impacted as a result of this pandemic, including as a result of restrictions on employees’ ability to travel and requirements that portions of the Company’s workforce work from home, the Company has not experienced a direct, materially adverse financial impact.
The Company is not currently aware of any business interruption or loss contingencies related to
COVID-19
that would require recognition in the third quarter of fiscal 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to our expectations, future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our belief that we will be able to maintain favorable pricing on our services;

•	our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2020 will be in line with the portion of those revenues for the nine months ended March 27, 2020;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2020 selling, general and administrative (“SG&A”) expenses will increase as a percentage of revenue compared to fiscal year 2019 SG&A expenses;

•	our expectation that our employee costs will increase in Thailand and the People’s Republic of China (“PRC”);

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our expectations regarding the potential impact of the COVID-19 pandemic on our business, financial condition and results of operations;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	our plans to execute acquisitions;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.

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
Recent Developments Related to
COVID-19
In the quarter ended March 27, 2020, the effects of the global
COVID-19
pandemic impacted us in several ways and created various challenges. It started with our Casix facility in Fuzhou, China, which manufactures custom optics components for us and other customers. In January 2020, while many factories (including our Casix facility) were closed for about eight days because of China’s Lunar New Year holiday, the Chinese government, as part of its efforts to mitigate the spread of
COVID-19,
ordered that businesses in various parts of the country extend the holiday closures. The Chinese government ordered our Casix facility to not resume operations for almost two weeks. Because of the restrictions on travel in China in place during this period, many of our employees were unable to return from their holiday travel as planned. As a result, fewer than 90% of our employees were able to return to work at our Casix facility until early March. Our other manufacturing facilities also have been affected by various government restrictions put in place in their locations to slow the spread of
COVID-19.
In Thailand, the government declared a national state of emergency effective March 26, 2020, to reduce the spread of
COVID-19.
The government required the closure of various businesses, in particular retail establishments, and passed measures restricting movement and activities in Thailand. Our operations in Thailand have not been closed, and we have implemented a number of safety protocols that have allowed our operations in those facilities to continue. Our facilities in the United States, located in California and New Jersey, and in the United Kingdom have remained open, while adhering to the local government restrictions and orders implemented in March 2020, including shelter in place orders and social distancing guidelines, except that our facility in California was closed for about a week beginning in late March until it reopened in early April as a previously classified “essential” business.
The health and well-being of our employees is our top priority. Over the past several months, we have implemented significant precautionary measures throughout our worldwide operations to keep our employees and their families safe, such as mandatory temperature detection at building entrances, rigorous and regular facility and equipment disinfection, and mandatory personal protective equipment protocols, including (1) the wearing of face masks throughout our factories at all times, (2) distributing our employees across shifts to better maintain safe personal distances, (3) isolating incoming parts and materials for a week or more before unpacking, or baking them to kill potential viruses, (4) directing our non-factory
personnel to work from home, and (5) restricting all
non-employee
visits to our campuses.

During the quarter, we also experienced a shift in the demand for our services, with some customers canceling, decreasing or delaying their orders and other customers accelerating and increasing their orders. However, the most significant effect of
COVID-19
on our operations this quarter was the disruption of our supply chain, in which we experienced significant fluctuations in the availability of parts and materials we need to manufacture products for our customers. We were able to mitigate some of these issues by quickly identifying and securing alternative sources; however, these mitigation efforts, combined with our employee safety initiatives, negatively affected our gross margins because they increased our costs and expenses.
Given the unprecedented global, human, and economic impact of
COVID-19;
the extraordinary economic short-term uncertainty; and the evolving and differing national strategies for dealing with
COVID-19,
it is extremely difficult and challenging to provide forward-looking disclosure. However, given the uncertainty and concern about the global economy and the health of various industries, we think it important to share some thoughts on how
COVID-19
may impact our business in the future:
•	With work-from-home protocols in place around the world, global demand for internet bandwidth has grown and we believe it will continue to grow. Because the next-generation telecom and datacom products we manufacture for our customers are important to expand network capacity, we believe this will have a positive impact on our business in the long-term.

•	While we believe that the long-term growth outlook for the markets we serve has not been significantly impacted, in the short-term we are likely to continue to see regional downward demand adjustments for products we manufacture for our customers, especially if the
COVID-19
outbreak intensifies or returns in various geographic areas as happened at the end of our third fiscal quarter. Moreover, we believe the markets for other products we manufacture, such as the industrial lasers and automotive markets, are likely to see reduced demand in a prolonged economic downturn.

•	We expect we will continue to experience disruptions in our supply chain and the availability of parts and materials will continue to fluctuate, especially if the
COVID-19
outbreak intensifies or returns in various geographic areas. However, we believe we can mitigate these disruptions by continuing to identify and secure alternative sources.

•	A significant portion of our costs are variable and, because of this, we can adjust manufacturing costs relatively quickly to the changing demand of our customers. However, because the largest portion of our costs is for parts and materials, because of the supply chain issues noted above and, to a lesser extent, our commitment to the safety and health protocols we have implemented across our global operations, our gross margins will continue to be negatively affected for the foreseeable future, at least into the first half of fiscal 2021.

•	The safety and health of our employees is and will remain a key priority, and we will continue to follow robust safety protocols in all of our facilities.

•	Given our $457.8 million in cash, cash equivalents and short-term investments, and our total debt of approximately $54.8 million, as of March 27, 2020, we believe we are in a solid position from a capital and financial resources perspective.

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
The percentage of our revenues generated from a
bill-to
location outside of North America decreased from 51.0% in the three months ended March 29, 2019 to 49.7% in the three months ended March 27, 2020 and from 52.7% in the nine months ended March 29, 2019 to 49.0% in the nine months ended March 27, 2020, primarily because the increase in sales to our customers in North America was higher than the increase in sales to our customers outside of North America. Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2020 will be in line with the portion of total revenues attributable to such customers during the nine months ended March 27, 2020.
The following table presents percentages of total revenues by geographic region:

	Three Months Ended		Nine Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019
North America	50.3%	49.0%	51.0%	47.3%
Asia-Pacific	34.4	37.9	32.5	39.9
Europe	15.3	13.1	16.5	12.8

	100.0%	100.0%	100.0%	100.0%

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
In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative instruments. We may enter into foreign exchange currency forward or put option contracts to manage foreign currency exposures associated with certain assets and liabilities and other forecasted foreign currency transactions and may designate these instruments as hedging instruments. The forward and put option contracts generally have maturities of up to 12 months. All foreign currency exchange contracts are recognized in the unaudited condensed consolidated balance sheets at fair value. Gains or losses on our forward and put option contracts generally offset the assets, liabilities, and transactions economically hedged.

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of March 27, 2020			As of June 28, 2019
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%

Assets
Thai baht	885,394	$27,277	44.2	664,860	$21,628	60.0
RMB	189,575	26,918	43.6	53,393	7,767	21.5
GBP	6,171	7,541	12.2	5,270	6,682	18.5

Total		$61,736	100.0		$36,077	100.0

Liabilities
Thai baht	2,047,689	$63,084	88.4	1,961,972	$63,825	90.0
RMB	37,561	5,333	7.5	26,373	3,836	5.4
GBP	2,397	2,929	4.1	2,598	3,294	4.6

Total		$71,346	100.0		$70,955	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of March 27, 2020 there was $126.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 28, 2019, there was $72.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of March 27, 2020 and June 28, 2019, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of March 27, 2020 and June 28, 2019, we did not have any derivative contracts denominated in GBP.
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
Our critical accounting policies are disclosed in our Annual Report on Form
10-K
for the fiscal year ended June 28, 2019. The adoption of new accounting policies and accounting standards are disclosed in Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form
10-Q.
There were no changes to our accounting policies other than the adoption of Leases (Topic 842) and Derivatives and Hedging (Topic 815).

Results of Operations
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period
comparisons of operating results should not be relied upon as indicative of future performance.

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019

Revenues	$411,210	$398,951	$1,236,723	$1,179,208
Cost of revenues	(366,874)	(352,193)	(1,097,242)	(1,046,610)

Gross profit	44,336	46,758	139,481	132,598
Selling, general and administrative expenses	(17,111)	(14,132)	(50,189)	(41,296)
Expenses related to reduction in workforce	—	(323)	(16)	(727)

Operating income	27,225	32,303	89,276	90,575
Interest income	2,042	2,144	6,080	4,770
Interest expense	(238)	(1,423)	(2,812)	(3,673)
Foreign exchange loss, net	(8)	(3,055)	(2,949)	(408)
Other income, net	203	159	977	798

Income before income taxes	29,224	30,128	90,572	92,062
Income tax expense	(957)	(1,493)	(5,117)	(4,064)

Net income	28,267	28,635	85,455	87,998
Other comprehensive (loss) income, net of tax	(8,231)	998	(7,997)	1,178

Net comprehensive income	$20,036	$29,633	$77,458	$89,176

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(89.2)	(88.3)	(88.7)	(88.8)

Gross profit	10.8	11.7	11.3	11.2
Selling, general and administrative expenses	(4.2)	(3.5)	(4.1)	(3.5)
Expenses related to reduction in workforce	—	(0.1)	(0.0)	(0.1)

Operating income	6.6	8.1	7.2	7.6
Interest income	0.5	0.5	0.5	0.4
Interest expense	(0.0)	(0.4)	(0.2)	(0.3)
Foreign exchange loss, net	(0.0)	(0.8)	(0.2)	(0.0)
Other income, net	0.0	0.1	0.0	0.1

Income before income taxes	7.1	7.5	7.3	7.8
Income tax expense	(0.2)	(0.4)	(0.4)	(0.3)

Net income	6.9	7.1	6.9	7.5
Other comprehensive (loss) income, net of tax	(2.0)	0.3	(0.6)	0.1

Net comprehensive income	4.9%	7.4%	6.3%	7.6%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 27, 2020	March 29, 2019	March 27, 2020	March 29, 2019

Optical communications	$308,566	$298,139	$933,013	$884,454
Lasers, sensors and other	102,644	100,812	303,710	294,754

Total	$411,210	$398,951	$1,236,723	$1,179,208

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three and Nine Months Ended March 27, 2020 with Three and Nine Months Ended March 29, 2019
Total revenues
.
Our total revenues increased by $12.3 million, or 3.1%, to $411.2 million for the three months ended March 27, 2020, compared with $399.0 million for the three months ended March 29, 2019. This increase was primarily due to an increase in our customers’ demand for both optical and non-optical
communications manufacturing services during the three months ended March 27, 2020. Revenues from optical and non-optical
communications products increased by $10.4 million and $1.8 million, or 3.5% and 1.8%, respectively, for the three months ended March 27, 2020.
Our total revenues increased by $57.5 million, or 4.9%, to $1,236.7 million for the nine months ended March 27, 2020, compared with $1,179.2 million for the nine months ended March 29, 2019. This increase was primarily due to an increase in our customers’ demand for both optical and non-optical
communications manufacturing services during the nine months ended March 27, 2020. Revenues from optical and non-optical
communications products increased by $48.6 million and $9.0 million, or 5.5% and 3.0%, respectively, for the nine months ended March 29, 2019.
Cost of revenues
.
Our cost of revenues increased by $14.7 million, or 4.2%, to $366.9 million, or 89.2% of total revenues, for the three months ended March 27, 2020, compared with $352.2 million, or 88.3% of total revenues, for the three months ended March 29, 2019. This increase in cost of revenues was generally in line with the increase in sales volume, except for an increase in costs due to supply chain disruption resulting from COVID-19.
Our cost of revenues increased by $50.6 million, or 4.8%, to $1,097.2 million, or 88.7% of total revenues, for the nine months ended March 27, 2020, compared with $1,046.6 million, or 88.8% of total revenues, for the nine months ended March 29, 2019. This increase in cost of revenues on an absolute dollar basis was in line with the increase in sales volume.
Gross profit
.
Our gross profit decreased by $2.4 million, or 5.2%, to $44.3 million, or 10.8% of total revenues, for the three months ended March 27, 2020, compared with $46.8 million, or 11.7% of total revenues, for the three months ended March 29, 2019. The decrease was primarily due to a less favorable product mix and an increase in costs due to supply chain disruption resulting from COVID-19.
Our gross profit increased by $6.9 million, or 5.2%, to $139.5 million, or 11.3% of total revenues, for the nine months ended March 27, 2020, compared with $132.6 million, or 11.2% of total revenues, for the nine months ended March 29, 2019. The increase was primarily due to an increase in revenues and effective cost controls.
SG&A expenses
.
Our SG&A expenses increased by $3.0 million, or 21.1%, to $17.1 million, or 4.2% of total revenues, for the three months ended March 27, 2020, compared with $14.1 million, or 3.5% of total revenues, for the three months ended March 29, 2019. The increase was primarily due to (1) an increase in share-based compensation expenses of $1.4 million including $1.2 million from an increase in performance share-based awards granted in the period and $0.2 million from an increase in restricted share-based awards granted in the period; (2) an increase in new business start-up
costs in our subsidiary of $0.4 million; (3) an increase in severance liabilities expense of $0.4 million due to a change in labor protection law in Thailand in May 2019 that increased the required severance payment compensation for employees with 20 years of service from 300 days of wage to 400 days of wage; and (4) an increase in executive and management expenses of $0.2 million from bonuses and other benefits.
Our SG&A expenses increased by $8.9 million, or 21.5%, to $50.2 million, or 4.1% of total revenues, for the nine months ended March 27, 2020, compared with $41.3 million, or 3.5% of total revenues, for the nine months ended March 29, 2019. The increase was primarily due to (1) an increase in share-based compensation expenses of $4.5 million including $3.9 million from an increase in performance share-based awards granted in the period and $0.6 million from an increase in restricted share-based awards granted in the period; (2) an increase in executive and management expenses of $2.0 million from bonuses and other benefits; (3) an increase in severance liabilities expense of $1.0 million due to a change in labor protection law in Thailand in May 2019 that increased the required severance payment compensation for employees with 20 years of service from 300 days of wage to 400 days of wage; and (4) an increase in new business start-up
costs in our subsidiary of $0.9 million.

Operating income.
Our operating income decreased by $5.1 million to $27.2 million, or 6.6% of total revenues, for the three months ended March 27, 2020, compared with $32.3 million, or 8.1% of total revenues, for the three months ended March 29, 2019. The decrease was primarily due to an increase in SG&A expenses.
Our operating income decreased by $1.3 million to $89.3 million, or 7.2% of total revenues, for the nine months ended March 27, 2020, compared with $90.6 million, or 7.7% of total revenues, for the nine months ended March 29, 2019. The decrease was primarily due to an increase in SG&A expenses.
Interest income
.
Our interest income decreased by $0.1 million, or 4.8%, to $2.0 million, or 0.5% of total revenues, for the three months ended March 27, 2020, compared with $2.1 million, or 0.5% of total revenues, for the three months ended March 29, 2019. The decrease was primarily due to a reduction in the weighted average interest rate compared to the same period in the previous year from 2.3% to 1.9%, consistent with global interest rate trends.
Our interest income increased by $1.3 million, or 27.5%, to $6.1 million, or 0.5% of total revenues, for the nine months ended March 27, 2020, compared with $4.8 million, or 0.4% of total revenues, for the nine months ended March 29, 2019. The increase was primarily due to an increase in the average balance of our outstanding cash.
Interest expense
.
Our interest expense decreased by $1.2 million to $0.2 million for the three months ended March 27, 2020, compared with $1.4 million for the three months ended March 29, 2019. The decrease was due to the implementation of cash flow hedge on interest rate swaps at September 27, 2019, which resulted in (1) the reduction of interest expense of $0.7 million from the recognition of an unrealized loss from mark-to-market
of interest rate swaps in other comprehensive income instead of in interest expense; and (2) the amortization of the fair value of interest rate swaps as of the hedge inception date of $0.4 million during the three months ended March 27, 2020 in relation to the application of hedge accounting which results in a decrease in interest expense.
Our interest expense decreased by $0.9 million to $2.8 million for the nine months ended March 27, 2020, compared with $3.7 million for the nine months ended March 29, 2019. The decrease was primarily due to an unrealized loss from mark-to-market
of interest rate swaps of $1.7 million for the three months ended September 27, 2019, before applying cash flow hedge, as compared to an unrealized loss of $1.6 million for the nine months ended March 29, 2019; offset by the amortization of the fair value of interest rate swaps as of the hedge inception date of $0.8 million during the nine months ended March 27, 2020 in relation to applying hedge accounting which results in a decrease in interest expense.
Foreign exchange loss, net.
We recorded foreign exchange loss, net of $8 thousand for the three months ended March 27, 2020, compared with a $3.1 million loss for the three months ended March 29, 2019. The decrease in foreign exchange loss was mainly due to unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $3.3 million, offset by an unrealized loss from mark to market forward contracts of $2.1 million and other foreign exchange losses, net of $1.2 million for the three months ended March 27, 2020, as compared to an unrealized loss from mark to market forward contracts and revaluation of outstanding Thai baht assets and liabilities of $2.1 million, and a realized loss from payment and receipts of $0.6 million for the three months ended March 29, 2019.
We recorded foreign exchange loss, net of $2.9 million for the nine months ended March 27, 2020, compared with a $0.4 million loss for the nine months ended March 29, 2019. The increase in foreign exchange loss was due to a realized foreign exchange loss from receipts and payments of $1.6 million for the nine months ended March 27, 2020 as compared to a $0.9 million realized foreign exchange gain from receipts and payments for the nine months ended March 29, 2019.
Income before income taxes
.
We recorded income before income taxes of $29.2 million and $90.6 million for the three and nine months ended March 27, 2020, respectively, compared with $30.1 million and $92.1 million for the three and nine months ended March 29, 2019, respectively.

Income tax expense.
Our provision for income tax reflects an effective tax rate of 2.4% and 5.2% for the three months ended March 27, 2020 and March 29, 2019, respectively. The decrease was primarily due to the fact that we had lower income subject to tax during the three months ended March 27, 2020 as compared to the same period in fiscal year 2019.
Our provision for income tax reflects an effective tax rate of 4.2% and 5.2% for the nine months ended March 27, 2020 and March 29, 2019, respectively. The decrease was primarily due to the fact that we had lower income subject to tax during the nine months ended March 27, 2020 as compared to the same period in fiscal year 2019.
Net income
.
We recorded net income of $28.3 million, or 6.9% of total revenues, for the three months ended March 27, 2020, compared with $28.6 million, or 7.1% of total revenues, for the three months ended March 29, 2019. The decrease was primarily due to (1) an increase in SG&A expenses of $3.0 million and (2) a decrease in gross profit of $2.4 million; partially offset by (1) a decrease in foreign exchange loss of $3.0 million, (2) a net change in interest income and expense of $1.1 million; (3) a decrease in income tax expense of $0.5 million, and (4) a decrease in expenses related to reduction in workforce of $0.3 million.
We recorded net income of $85.5 million, or 6.9% of total revenues, for the nine months ended March 27, 2020, compared with $88.0 million, or 7.5% of total revenues, for the nine months ended March 29, 2019. The decrease was primarily due to (1) a net increase in SG&A expenses of $8.9 million, (2) a net change in foreign exchange gain (loss) of $2.5 million, and (3) an increase in income tax expenses of $1.1 million primarily due to the valuation allowance for deferred tax assets; partially offset by (1) an increase in gross profit of $6.9 million due to increased revenues and effective cost control, (2) a net change in interest income and expense of $2.2 million, and (3) a decrease in expenses related to reduction in workforce of $0.7 million.
Other comprehensive (loss) income, net.
We recorded other comprehensive loss of $8.2 million, or 2.0% of total revenues, for the three months ended March 27, 2020, compared with other comprehensive income of $1.0 million, or 0.3% of total revenues, for the three months ended March 29, 2019.
We recorded other comprehensive loss of $8.0 million, or 0.6% of total revenues, for the nine months ended March 27, 2020, compared with other comprehensive income of $1.2 million, or 0.1% of total revenues, for the nine months ended March 29, 2019.
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operations. As of March 27, 2020 and March 29, 2019, we had cash, cash equivalents, and short-term investments of $457.8 million and $408.9 million, respectively, and outstanding debt of $54.8 million and $61.8 million, respectively.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents for each of the three and nine months ended March 27, 2020 was 1.9% and 2.0%, respectively, and for the three and nine months ended March 29, 2019 was 2.3% and 1.9%, respectively.
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

During the nine months ended March 27, 2020, (1) we paid off a term loan of $60.9 million under our previous Bank of America Facility Agreement, (2) our subsidiaries in Thailand drew down a new term loan of $60.9 million under a new Credit Facility Agreement with the Bank of Ayudhya Public Company Limited, and (3) we repaid $6.1 million of the new term loan under the new Credit Facility Agreement. As a result, as of March 27, 2020, we had a long-term borrowing of $54.8 million under our new Credit Facility Agreement. (See Note 14 for further details.) We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $233.6 million as of March 27, 2020.
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
The following table shows our cash flows for the periods indicated:

	Nine Months Ended
(amount in thousands)	March 27, 2020	March 29, 2019

Net cash provided by operating activities	$104,448	$105,504
Net cash used in investing activities	$(28,921)	$(79,045)
Net cash used in financing activities	$(32,000)	$(22,063)
Net increase in cash, cash equivalents and restricted cash	$43,527	$4,396

Operating Activities
Net cash provided by operating activities decreased by $1.1 million, or 1.0%, to $104.4 million for the nine months ended March 27, 2020, compared with net cash provided by operating activities of $105.5 million for the nine months ended March 29, 2019. The change in net cash provided by operating activities was not significant compared to the same period of the previous year.
Investing Activities
Net cash used in investing activities decreased by $50.1 million, or 63.4%, to $28.9 million for the nine months ended March 27, 2020, compared with net cash used in investing activities of $79.0 million for the nine months ended March 29, 2019. This decrease was primarily due to net cash received from short-term investments of $88.2 million, offset by (1) funds provided to a customer of $24.3 million to support the customer’s transfer of certain manufacturing operations from Berlin, Germany to our facilities in Thailand, which the customer has agreed to repay by September 30, 2020, and (2) an increase in investments in property, plant and equipment and intangibles of $14.8 million.
Financing Activities
Net cash used in financing activities increased by $9.9 million, or 45.0%, to $32.0 million for the nine months ended March 27, 2020, compared with net cash used in financing activities of $22.1 million for the nine months ended March 29, 2019. This increase was primarily due to (1) an increase in ordinary shares repurchase of $15.3 million and (2) an increase of $3.7 million in net repayments of loans to banks. The increase was offset by (1) an increase in withholding tax related to net share settlement of restricted share units of $5.7 million and (2) the release of restricted cash in connection with a business acquisition of $3.5 million.
Off-Balance
Sheet Commitments and Arrangements
As of March 27, 2020, we had one outstanding standby letter of credit of 6.0 million Euros, which was related to our support of a customer’s transfer of certain manufacturing operations from Berlin, Germany to our facilities in Thailand. As of March 27, 2020, the standby letter of credit was backed by cash collateral of $7.4 million.
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form
10-Q
for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $457.8 million and $437.3 million as of March 27, 2020 and June 28, 2019, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the nine months ended March 27, 2020 and March 29, 2019, our interest income would have decreased by approximately $0.3 million in each of the respective periods, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest-bearing liabilities. The interest-bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (“LIBOR”), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the nine months ended March 27, 2020 and March 29, 2019, our interest expense would have increased by approximately $0.1 million and $0.2 million, respectively, assuming consistent borrowing levels.
We therefore entered into interest rate swap agreements (the “Swap Agreements”) to manage this risk and increase the profile of the Company’s debt obligation. The terms of the Swap Agreements allow the Company to effectively convert the floating interest rate to a fixed interest rate. This locks the variable in interest expenses associated with our floating rate borrowings and results in fixed interest expenses, which is unsusceptible to market rate increase. We designated the Swap Agreements as a cash flow hedge, and they qualify for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. From September 27, 2019, any gains or losses related to these outstanding interest rate swaps will be recorded in accumulated other comprehensive income in the unaudited condensed consolidated balance sheets, with subsequent reclassification to interest expense when settled.
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
Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market values of our fixed-rate securities decline if interest rates rise, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may be less than we expect because of changes in interest rates, or we may suffer losses in principal if forced to sell securities that have experienced a decline in market value because of changes in interest rates.
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. We designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. From March 27, 2020, any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded unrealized loss of $4.0 million and unrealized gain of $1.5 million for the nine months ended March 27, 2020 and March 29, 2019, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $1.1 million and $0.4 million as of March 27, 2020 and June 28, 2019, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of March 27, 2020, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of March 27, 2020 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1,
P-1,
F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale
securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
COVID-19
Updates
The
COVID-19
pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantining and other restrictions on movement in many communities. For the quarter ended March 27, 2020, we experienced a decrease in demand for some of our services and disruption in our supply chain because of the effects of
COVID-19,
which had a negative impact on our financial results. The extent of the impact of
COVID-19
on our future business, financial condition and operating results will depend largely on future developments, including (i) the duration and magnitude of the pandemic; (ii) the measures taken by governmental authorities and private actors to limit the spread of
COVID-19;
(iii) our ability to continue providing products and services; and (iv) the effect of the pandemic on our customers, all of which are highly uncertain and cannot be predicted. While we have updated our risk factors to reflect risks of which we are aware, this situation is changing rapidly and additional impacts may arise that we are not aware of currently.
Risks Related to Our Business
Our sales depend on a small number of customers. A reduction in orders from any of these customers, the loss of any of these customers, or a customer exerting significant pricing and margin pressures on us could harm our business, financial condition and operating results.
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During each of the three months ended March 27, 2020 and March 29, 2019, we had one customer that accounted for 16.4% and 19.8% respectively, of our total revenues. During each of the nine months ended March 27, 2020 and March 29, 2019, we had one customer that accounted for 16.4% and 18.6%, respectively, of our total revenues. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results. For example, in the three months ended March 27, 2020, we experienced some order cancelations and delays with respect to certain products that we manufacture for our customers due to COVID 19, which adversely affected our revenue.
Further, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may be exacerbated by the sudden and continuing global economic downturn and uncertainty due to the effects of
COVID-19
and subsequent adverse conditions in the credit markets, the impact of the U.S.-China trade dispute, and the impact of Brexit. Certain of our customers have gone out of business, declared bankruptcy, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers.
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
Revenues from the optical communications end market represented 75.4% and 75.0% of our total revenues for the nine months ended March 27, 2020 and March 29, 2019, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
Our quarterly revenues, gross profit margins, and operating results have fluctuated significantly and may continue to fluctuate significantly in the future. For example, any of the risks described in this “Risk Factors” section and, in particular, the following factors, could cause our quarterly and annual revenues, gross profit margins, and operating results to fluctuate from period to period:
•	any reduction in customer demand or our ability to fulfill customer orders as a result of disruptions in our supply chain caused by COVID-19;

•	our ability to acquire new customers and retain our existing customers by delivering superior quality and customer service;

•	the cyclicality of the optical communications market, as well as the industrial lasers, medical and sensors markets;

•	competition;

•	our ability to achieve favorable pricing for our services;

•	the effect of fluctuations in foreign currency exchange rates;

•	our ability to manage our headcount and other costs; and

•	changes in the relative mix in our revenues.

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
We do not typically obtain firm purchase orders or commitments from our customers that extend beyond 13 weeks. While we work closely with our customers to develop forecasts for periods of up to one year, these forecasts are not binding and may be unreliable. Customers may cancel their orders, change production quantities from forecasted volumes or delay production for a number of reasons beyond our control. Any material delay, cancellation or reduction of orders could cause our revenues to decline significantly and could cause us to hold excess materials. Many of our costs and operating expenses are fixed. As a result, a reduction in customer demand could decrease our gross profit and harm our business, financial condition and operating results. For example, in the three months ended March 27, 2020, we experienced some order cancelations and delays with respect to telecom products that we manufacture for our customers due to
COVID-19;
however, these cancelations and delays were partially offset by increased demand for datacom products.
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
We provide manufacturing services to companies, and rely on suppliers, that have in the past and may in the future experience financial difficulty, particularly in light of the sudden and continuing global economic downturn and uncertainty due to the effects of
COVID-19
and subsequent adverse conditions in the credit markets that have affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. For example, in July 2014, one of our customers filed for bankruptcy protection under the Local Trade Court in France; although the bankruptcy of this customer did not have a significant effect on our consolidated financial statements, the same may not be the case if a significant customer were to file for bankruptcy protection in the future. If our suppliers experience financial difficulty, we could have trouble sourcing materials necessary to fulfill production requirements and meet scheduled shipments. Any such financial difficulty could adversely affect our operating results and financial condition by resulting in a reduction in our revenues, a charge for inventory write-offs, a provision for doubtful accounts, and larger working capital requirements due to increased days in inventory and days in accounts receivable.
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of March 27, 2020, the U.S. dollar had appreciated approximately 3.9% against the Thai baht since March 30, 2018. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Also, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of March 27, 2020, the U.S. dollar had appreciated approximately 12.9% against the RMB since March 30, 2018. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of March 27, 2020, the U.S. dollar had appreciated approximately 14.9% against the GBP since March 30, 2018. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
We purchase some of the critical materials used in certain of our products from a single source or a limited number of suppliers. Supply shortages have in the past, and could in the future, impair the quality, reduce the availability or increase the cost of materials, which could harm our revenues, profitability and customer relations.
We rely on a single source or a limited number of suppliers for critical materials used in a significant number of the products we manufacture. We generally purchase these single or limited source materials through standard purchase orders and do not maintain long-term supply agreements with our suppliers. We generally use a rolling
12-month
forecast based on anticipated product orders, customer forecasts, product order history, backlog, and warranty and service demand to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields, and the availability of raw materials used to produce the parts or components. Historically, we have experienced supply shortages resulting from various causes, including reduced yields by our suppliers, which prevented us from manufacturing products for our customers in a timely manner. More recently, for the quarter ended March 27, 2020, we experienced significant fluctuations in the availability of certain materials due to
COVID-19,
which had an adverse impact on our revenue and costs. Our revenues, profitability and customer relations will be harmed by continued fluctuations in the availability of materials, a stoppage or delay of supply, a substitution of more expensive or less reliable parts, the receipt of defective parts or contaminated materials, an increase in the price of supplies, or an inability to obtain reductions in price from our suppliers in response to competitive pressures.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Total revenues from the bill-to-location
of customers outside of North America accounted for 49.0% and 52.7% of our total revenues for the nine months ended March 27, 2020 and March 29, 2019, respectively. We expect that total revenues from the bill-to-location
of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
We are subject to risks related to the ongoing U.S.-China trade dispute, including increased tariffs on materials that we use in manufacturing, which could adversely affect our business, financial condition and operating results.
In August 2019, the U.S. Presidential Administration imposed tariffs on a wide range of products and goods manufactured in China that are directly or indirectly imported into the U.S. Although the U.S. Administration announced on January 15, 2020 the reduction of certain tariffs on Chinese imported goods and delayed certain other related tariffs, we cannot assure you that the U.S. Administration will not continue to increase tariffs on imports from China or alter trade agreements and terms between China and the United States, which may include limiting trade with China. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could have the effect of increasing the cost of materials we use to manufacture certain products, which could result in lower margins. The tariffs could also result in disruptions to our supply chain, as suppliers struggle to fill orders from companies trying to purchase goods in bulk ahead of announced tariffs. The institution of trade tariffs both globally and between the U.S. and China specifically could also cause a decrease in the sales of our customers’ products to end users located in China, which could directly impact our revenues in the form of reduced orders. If existing tariffs are raised further or if new tariffs are imposed on additional categories of components used in our manufacturing activities, and if we are unable to pass the costs of such tariffs on to our customers, our operating results would be harmed.

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
Despite our implementation of security measures, our systems are vulnerable to damage caused by computer viruses, natural disasters, unauthorized access and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. To the extent that any disruption, cyber-attack or other security breach results in a loss or damage to our data, or inappropriate disclosure of confidential information, our business could be harmed. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
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
The majority of our assets and manufacturing operations are located in Thailand. Therefore, political, social, business and economic conditions in Thailand have a significant effect on our business. In March 2020, Thailand was assessed as a medium political risk by MARSH Political Risk, a risk management, insurance and consulting firm. Any changes to tax regimes, laws, exchange controls or political action in Thailand may harm our business, financial condition and operating results.
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
We anticipate that we will continue to invest in our customized optics manufacturing facilities located in Fuzhou, China. Because these operations are located in the PRC, they are subject to greater political, legal and economic risks than the geographies in which the facilities of many of our competitors and customers are located. In particular, the political and economic climate in the PRC (both at national and regional levels) is fluid and unpredictable. In March 2020, MARSH Political Risk assessed the PRC as a medium political risk. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to change further. Any changes to the political, legal or economic climate in the PRC could harm our business, financial condition and operating results.
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
Natural disasters, such as the 2011 flooding in Thailand, where most of our manufacturing operations are located, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products or for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the 2011 flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand and cease production permanently at our Chokchai facility, which adversely affected our ability to meet our customers’ demands during fiscal year 2012. In some countries in which we operate, including the PRC, United States and Thailand, outbreaks of infectious diseases such as
COVID-19,
H1N1 influenza virus, severe acute respiratory syndrome (“SARS”) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. For example, our facility in Fuzhou, China, which manufactures custom optics components, was not permitted to resume operations after the Chinese Lunar New Year holiday until February 10, 2020, due to the spread of
COVID-19
in China, which negatively affected our revenues for the three months ended March 27, 2020. In addition, we and some of our suppliers and customers in China experienced labor shortages during the three months ended March 27, 2020, due to travel restrictions imposed by the Chinese government. As
COVID-19
has continued to spread throughout the world, authorities in other countries in which we have manufacturing facilities, including Thailand, the U.K. and the U.S., have implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place
orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that
COVID-19
will have on our business, financial condition and operating results due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day
operations and could disrupt our business, as well as that of our customers, suppliers and other counterparties, for an indefinite period of time.
In addition, increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.
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
The sudden and continuing global economic downturn and uncertainty due to the effects of
COVID-19
and subsequent volatility and adverse conditions in the capital and credit markets have negatively affected levels of business and consumer spending. Concerns about the increasing possibility of a global depression and potential default of various national bonds and debt backed by individual countries as well as the politics impacting these, could negatively impact the U.S. and global economies and adversely affect our financial results. In particular, the economic disruption caused by
COVID-19
has led to reduced demand in some of our customers’ optical communications product portfolios and significant volatility in global stock markets and currency exchange rates. Uncertainty about worldwide economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values, which could adversely affect our business, financial condition and operating results and increase the volatility of our share price. In addition, our ability to access capital markets may be restricted, which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our business, financial condition and operating results.
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
The sale and manufacturing of products in certain states and countries may subject us to environmental laws and regulations. In addition, rules adopted by the U.S. Securities and Exchange Commission (“SEC”) implementing the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 impose diligence and disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in the products we manufacture for our customers. Compliance with these rules has resulted in additional cost and expense, including for due diligence to determine and verify the sources of any conflict minerals used in the products we manufacture, and may result in additional costs of remediation and other changes to processes or sources of supply as a consequence of such verification activities. These rules may also affect the sourcing and availability of minerals used in the products we manufacture, as there may be only a limited number of suppliers offering “conflict free” metals that can be used in the products we manufacture for our customers.
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
We are subject to income and other taxes in Thailand, the PRC, the United Kingdom and the United States. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. As of March 27, 2020, our U.S. federal and state tax returns remain open to examination for the tax years 2014 through 2017. In addition, tax returns that remain open to examination in Thailand range from the tax years 2015 through 2019, and in the PRC and the United Kingdom range from the tax years 2015 through 2018. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.
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
Furthermore, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing shareholders. If adequate additional funds are not available or are not available on acceptable terms if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our manufacturing services, hire additional technical and other personnel, or otherwise respond to competitive pressures could be significantly limited.
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of March 27, 2020 are primarily investments in a fixed income portfolio, including certificates of deposit, time deposits, corporate bonds and commercial papers, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
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

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 27, 2020, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
The Cayman Islands Parent is a Cayman Islands exempted company and substantially all of our assets are located outside of the U.S. Given our domicile and the location of our assets, it may be difficult to enforce in U.S. courts judgments obtained against us in U.S. courts based on the civil liability provisions of the U.S. federal securities laws. In addition, there is uncertainty as to whether the courts of the Cayman Islands, Thailand or the PRC would recognize or enforce judgments of U.S. courts against us predicated upon the civil liability provisions of the securities laws of the U.S. or any state. In particular, a judgment in a U.S. court would not be recognized and accepted by Thai courts without a re-trial
or examination of the merits of the case. In addition, there is uncertainty as to whether such Cayman Islands, Thai or PRC courts would be competent to hear original actions brought in the Cayman Islands, Thailand or the PRC against us predicated upon the securities laws of the U.S. or any state.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On August 21, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, at such time and such prices as management may decide. In February 2018 and May 2019, we announced that our board of directors approved increases of $30.0 million and $50.0 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $110.0 million. The repurchased shares will be held as treasury stock. During the three months ended March 27, 2020, we repurchased 355,000 shares under the program at an average price per share of $58.37, totaling $20.7 million. As of March 27, 2020, we had a remaining authorization to purchase up to $41.5 million worth of our ordinary shares.
The following table summarizes share repurchase activity for the three months ended March 27, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
December 28, 2019 – January 24, 2020	—	$—	—	$62,220,607
January 25, 2020 – February 21, 2020	—	$—	—	$62,220,607
February 22, 2020 – March 27, 2020	355,000	$58.37	355,000	$41,499,413

Total	355,000	$58.37	355,000	$41,499,413

ITEMS 3, 4 and 5 are not applicable and have been omitted.

ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

10.1	Amended and restated offer letter, dated February 1, 2020, between Toh-Seng Ng and Fabrinet USA, Inc.	8-K	10.1	February 3, 2020

10.2	Amended and restated offer letter, dated March 17, 2020, between Csaba Sverha and Fabrinet USA, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance.

101.SCH	Inline XBRL Taxonomy Extension Schema.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	The certifications attached as Exhibit 32.1 that accompany this Quarterly Report on Form
10-Q,
are deemed furnished and not filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Fabrinet under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form
10-Q,
irrespective of any general incorporation language contained in such filing.

SIGNATURE Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
FABRINET

Date: May 5, 2020
/s/ Csaba Sverha
Csaba Sverha
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)