Form 10-K
period 2020-06-26
Fabrinet
filed 2020-08-18
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 26, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☐    No  ☒
As of December 27, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, shares held by non-affiliates
of the registrant had an aggregate market value of approximately $2.3 billion, based on the closing price for the registrant’s ordinary shares as reported on the New York Stock Exchange on such date.
As of August 7, 2020, the registrant had 36,744,258 ordinary shares, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form
10-K
where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

1

FABRINET
ANNUAL REPORT ON FORM
10-K
For the Fiscal Year Ended June 26, 2020

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
Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities such as optical communications, industrial lasers, automotive components and sensors. Our customers in these industries support a growing number of end-markets,
including automotive, biotechnology, communications, materials processing, medical devices, metrology and semiconductor processing. Our total revenues for the year ended June 26, 2020 (“fiscal year 2020”) increased by $57.5 million, or 3.6%, from $1.58 billion for the year ended June 28, 2019 (“fiscal year 2019”) to $1.64 billion for fiscal year 2020. Our revenues from lasers, sensors and other markets as a percentage of total revenues decreased from 25.2% in fiscal year 2019 to 24.0% in fiscal year 2020, while our revenues from optical communications products as a percentage of total revenues increased from 74.8% in fiscal year 2019 to 76.0% in fiscal year 2020.
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
As of June 26, 2020, our facilities comprised approximately 2.1 million total square feet, including approximately 0.2 million square feet of office space and approximately 1.9 million square feet devoted to manufacturing and related activities, of which approximately 0.8 million square feet are clean room facilities. Of the aggregate square footage of our facilities, approximately 1.6 million square feet are located in Thailand and the remaining balance is located in the People’s Republic of China (“PRC” or “China”), the United Kingdom, the United States, Israel and the Cayman Islands. See Part I, Item 2. Properties of this Annual Report on Form
10-K.
Recent Developments Related to
COVID-19
In the quarter ended March 27, 2020, the effects of the global
COVID-19
pandemic impacted us in several ways and created various challenges. At the onset of the pandemic, our PRC subsidiary, which manufactures custom optics components for us and other customers at its facility in Fuzhou, China, experienced a prolonged temporary closure following its customary eight-day
Chinese Lunar New Year holiday in January 2020. In accordance with the Chinese government’s official efforts to mitigate the spread of
COVID-19,
our PRC subsidiary, along with other businesses in various parts of the country, delayed resumption of operations following the holiday closures for approximately two weeks. Furthermore, because of the restrictions in place on travel in China during this period, many of our employees were unable to return from their holiday travel as planned, resulting in fewer than 90% of our employees being able to return to work at our PRC subsidiary before early March. Our other global manufacturing facilities also have been affected by various government restrictions put in place to slow the spread of
COVID-19.
In Thailand, the government declared a national state of emergency effective March 26, 2020 and required the closure of various businesses, in particular retail establishments, and passed measures restricting movement and activities in Thailand. While our operations in Thailand have not been suspended, we have implemented a number of safety protocols to allow our operations in our facilities there to continue in accordance with government regulations. With the exception of our facility in Santa Clara, California, which closed for approximately one week beginning in late March before reopening in early April as a previously classified “essential business,” our facilities in the United States of America (“U.S.”), including in New Jersey, and in the United Kingdom (“U.K.”) have remained open while adhering to the local government restrictions and orders implemented in March 2020, including
“shelter-in-place”
orders and social distancing guidelines.
The health and well-being of our employees continues to be our top priority. Over the past several months, we have implemented significant precautionary measures throughout our worldwide operations to ensure our employees and their families remain safe, such as mandatory temperature detection at building entrances, rigorous and regular facility and equipment disinfection, and mandatory personal protective equipment protocols, including (1) the wearing of face masks throughout our factories at all times, (2) distributing our employees across shifts to better maintain safe personal distances, (3) isolating incoming parts and materials for a week or more prior to unpacking, or applying extreme heat to them to kill potential viruses, (4) directing our non-factory
personnel to work remotely, and (5) restricting all
non-employee
visits to our campuses.
During the six months ended June 26, 2020, we also experienced a shift in the demand for our services, with some customers canceling, decreasing or delaying orders and other customers accelerating and increasing orders. However, the most significant effect of
COVID-19
on our operations has been the disruption of our supply chain, including significant fluctuations in the availability of parts and materials necessary to manufacture our products for our customers. While we were able to mitigate some of these issues by quickly identifying and securing alternative sources, these mitigation efforts, combined with our employee safety initiatives, negatively impacted our gross margins due to the associated costs and expenses. For more information, see “Item 7, Management’s Discussion & Analysis of Financial Condition and Results of Operations.”
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

•
Establish New Product Introduction (“NPI”) Centers to Generate and Transfer New Business to Thailand:
We established Fabrinet West, Inc. as an NPI center in the heart of Silicon Valley and Fabrinet Israel as an NPI center in Israel’s “Startup Village.” These NPI centers serve as business development arms with an emphasis on new business generation, helping our customers with design for manufacturability and then transferring those programs to Thailand for volume manufacturing. Equipped with state-of-the-art
surface mount and advanced optical packaging technologies and infrastructure, and with close proximity to a large portion of our customer base, these centers help to accelerate customer NPI and provide seamless access and future transfer to the low-cost
manufacturing base in Thailand.

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
Customers, Sales and Marketing
The optical communications market we serve is highly concentrated. Therefore, we expect a significant percentage of our total revenues will continue to come from a small number of customers. During fiscal years 2020 and 2019, we had three customers and one customer, respectively, that contributed 10% or more of our total revenues. During fiscal year 2020, Lumentum Operations LLC, Acacia Communications, Inc. and Infinera Corporation contributed 19%, 10% and 10%, respectively, of our total revenues. During fiscal year 2019, Lumentum Operations LLC contributed 20% of our total revenues.
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
Social Responsibility
Our corporate social responsibility practices focus on creating better social, economic and environmental outcomes for all stakeholders in the global electronics supply chain. These outcomes include improved conditions for workers, increased efficiency and productivity for customers and suppliers, economic development, and a clean environment for our communities. We are committed to implementing programs that focus on driving continuous improvements in social, ethical, and environmental compliance throughout all of our global operating units in accordance with our Code of Business Conduct. As a guide to achieve this end, we look at principles, policies and standards as prescribed by the Responsible Business Alliance (“RBA”), an association of global electronics companies whose mission is to enable companies to improve the social and environmental conditions in the global supply chain. Fabrinet is a member of the RBA.
Corporate Structure
Fabrinet was incorporated under the laws of the Cayman Islands in August 1999 and commenced business operations in January 2000. We have seventeen direct and indirect subsidiaries, all of which are wholly-owned. As the parent company, we enter into contracts directly with our customers while some of our subsidiaries, namely Casix, Inc., FBN New Jersey Manufacturing, Inc., Fabrinet West, Inc., and Fabrinet UK Limited, each enter into sales contracts or purchase orders directly with their customers. We have inter-company agreements with Fabrinet Co., Ltd. and FBN New Jersey Manufacturing, Inc., whereby each provides manufacturing services to us. We also have inter-company agreements with Fabrinet USA, Inc. and Fabrinet Pte., Ltd. to provide us certain administrative and business development services.
Employees
As of June 26, 2020, we employed approximately 11,506 full-time employees worldwide, including approximately 11,193 employees in manufacturing operations and 313 employees in business development and general and administrative functions. None of our employees are represented by a labor union. We have not experienced any work stoppages, slowdowns, or strikes. We consider our relations with our employees to be positive.

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
COVID-19
Updates
The
COVID-19
pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantines and other restrictions on movement in many communities. For the six months ended June 26, 2020, we experienced a decrease in demand for some of our services and disruption in our supply chain because of the effects of
COVID-19,
which had a negative impact on our financial results. The extent of the impact of
COVID-19
on our future business, financial condition and operating results will depend largely on future developments, including (i) the duration and magnitude of the pandemic; (ii) the measures taken by governmental authorities and private actors to limit the spread of
COVID-19;
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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During fiscal years 2020 and 2019, we had three customers and one customer, respectively, that contributed 10% or more of our total revenues. During fiscal year 2020, Lumentum Operations LLC, Acacia Communications, Inc. and Infinera Corporation contributed 19%, 10% and 10%, respectively, of our total revenues. During fiscal year 2019, Lumentum Operations LLC contributed 20% of our total revenues. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results. For example, in the six months ended June 26, 2020, we experienced some order cancelations and delays with respect to certain products that we manufacture for our customers due to
COVID-19,
which adversely affected our revenue.
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
Revenues from optical communications products represented 76.0% and 74.8% of our total revenues for fiscal year 2020 and fiscal year 2019, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
We do not typically obtain firm purchase orders or commitments from our customers that extend beyond 13 weeks. While we work closely with our customers to develop forecasts for periods of up to one year, these forecasts are not binding and may be unreliable. Customers may cancel their orders, change production quantities from forecasted volumes or delay production for a number of reasons beyond our control. Any material delay, cancellation or reduction of orders could cause our revenues to decline significantly and could cause us to hold excess materials. Many of our costs and operating expenses are fixed. As a result, a reduction in customer demand could decrease our gross profit and harm our business, financial condition and operating results. For example, in the six months ended June 26, 2020, we experienced some order cancelations and delays with respect to telecom products that we manufacture for our customers due to
COVID-19;
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of June 26, 2020, the U.S. dollar had depreciated approximately 6.8% against the Thai baht since June 29, 2018. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Also, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of June 26, 2020, the U.S. dollar had appreciated approximately 6.7% against the RMB since June 29, 2018. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of June 26, 2020, the U.S. dollar had appreciated approximately 5.5% against the GBP since June 29, 2018. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
We purchase some of the critical materials used in certain of our products from a single source or a limited number of suppliers. Supply shortages have in the past, and could in the future, impair the quality, reduce the availability or increase the cost of materials, which could harm our revenues, profitability and customer relations.
We rely on a single source or a limited number of suppliers for critical materials used in a significant number of the products we manufacture. We generally purchase these single or limited source materials through standard purchase orders and do not maintain long-term supply agreements with our suppliers. We generally use a rolling
12-month
forecast based on anticipated product orders, customer forecasts, product order history, backlog, and warranty and service demand to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields, and the availability of raw materials used to produce the parts or components. Historically, we have experienced supply shortages resulting from various causes, including reduced yields by our suppliers, which prevented us from manufacturing products for our customers in a timely manner. More recently, for the six months ended June 26, 2020, we experienced significant fluctuations in the availability of certain materials due to
COVID-19,
which had an adverse impact on our revenue and costs. Our revenues, profitability and customer relations will be harmed by continued fluctuations in the availability of materials, a stoppage or delay of supply, a substitution of more expensive or less reliable parts, the receipt of defective parts or contaminated materials, an increase in the price of supplies, or an inability to obtain reductions in price from our suppliers in response to competitive pressures.
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

Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Total revenues from the bill-to-location
of customers outside of North America accounted for 49.4%, 52.3% and 53.1% of our total revenues for fiscal year 2020, fiscal year 2019 and fiscal year 2018, respectively. We expect that total revenues from the bill-to-location
of customers outside of North America will continue to account for a significant portion of our total revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:

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
For example, in May 2019, the U.S. Commerce Department’s Bureau of Industry and Security (BIS) added Huawei and certain affiliates to the BIS Entity List. This action denied Huawei the ability to purchase products, software and technology that are subject to U.S. Export Administration Regulations (EAR). Although we do not sell directly to Huawei, some of our customers do sell to Huawei directly. To ensure compliance, some of our customers immediately suspended shipments to Huawei in order to begin assessments of the products they sold to Huawei (and its affiliates), to determine whether these products were subject to the restrictions resulting from the ban. This had an immediate impact on our customer orders in the fourth quarter of fiscal year 2019, which affected our revenue for that quarter. We expect this ban to continue to adversely affect orders from our customers for the foreseeable future.

We are subject to risks related to the ongoing U.S.-China trade dispute, including increased tariffs on materials that we use in manufacturing, which could adversely affect our business, financial condition and operating result.
In August 2019, the U.S. Presidential Administration imposed tariffs on a wide range of products and goods manufactured in China that are directly or indirectly imported into the U.S. Although the U.S. Administration announced on January 15, 2020 the reduction of certain tariffs on Chinese imported goods and delayed the implementation of certain other related tariffs, we have no assurance that the U.S. Administration will not continue to increase or impose tariffs on imports from China or alter trade agreements and terms between China and the United States, which may include limiting trade with China. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could have the effect of increasing the cost of materials we use to manufacture certain products, which could result in lower margins. The tariffs could also result in disruptions to our supply chain, as suppliers struggle to fill orders from companies trying to purchase goods in bulk ahead of announced tariffs taking effect. The institution of trade tariffs both globally and between the U.S. and China specifically could also cause a decrease in the sales of our customers’ products to end-users
located in China, which could directly impact our revenues in the form of reduced orders. If existing tariffs are raised further or if new tariffs are imposed on additional categories of components used in our manufacturing activities, and if we are unable to pass the costs of such tariffs on to our customers, our operating results would be harmed.
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
Despite our implementation of security measures, our systems are vulnerable to damage caused by computer viruses, natural disasters, unauthorized access and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. To the extent that any disruption, cyber-attack or other security breach results in a loss or damage to our data or inappropriate disclosure of confidential information, our business could be harmed. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
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
Thailand has a history of political unrest that includes the involvement of the military as an active participant in the ruling government. In recent years, political unrest in the country has sparked political demonstrations and, in some instances, violence. In March 2019, Thailand held its first general election since the Thai military took over the government in a coup in May 2014. In June 2019, General Prayut
Chan-o-cha
was elected as Prime Minister, and in July 2019, the new Prime Minister’s nominees for cabinet ministers were appointed. Any future political instability in the Kingdom of Thailand could prevent shipments from entering or leaving the country, disrupt our ability to manufacture products in Thailand, and force us to transfer our operations to more stable, and potentially more costly, regions, which would harm our business, financial condition and operating results.
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
Natural disasters, such as the 2011 flooding in Thailand, where most of our manufacturing operations are located, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products or for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the 2011 flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand and cease production permanently at our Chokchai facility, which adversely affected our ability to meet our customers’ demands during fiscal year 2012. In some countries in which we mainly operate, including the PRC, the U.S. and Thailand, outbreaks of infectious diseases such as
COVID-19,
H1N1 influenza virus, severe acute respiratory syndrome (“SARS”) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. For example, our facility in Fuzhou, China, which manufactures custom optics components, was not permitted to resume operations after the Chinese Lunar New Year holiday until February 10, 2020, due to the spread of
COVID-19
in China, which negatively affected our revenues for the three months ended March 27, 2020. In addition, we and some of our suppliers and customers in China experienced labor shortages during the three months ended March 27, 2020, due to travel restrictions imposed by the Chinese government. As
COVID-19
has continued to spread throughout the world, authorities in other countries in which we have manufacturing facilities, including Thailand, the U.K. and the U.S., have implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines,
“shelter-in-place”
orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that
COVID-19
will have on our business, financial condition and operating results due to numerous uncertainties, including the duration and severity of the pandemic as well as related containment measures, our compliance with such measures has already impacted our day-to-day
operations and could continue to disrupt our business, as well as that of our customers, suppliers and other counterparties, for an indefinite period of time.
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
The sudden and continuing global economic downturn and uncertainty due to the effects of
COVID-19
and subsequent volatility and adverse conditions in the capital and credit markets have negatively affected levels of business and consumer spending. Concerns about the increasing possibility of a global depression and potential default of various national bonds and debt backed by individual countries, as well as the politics impacting these, could negatively impact the U.S. and global economies and adversely affect our financial results. In particular, the economic disruption caused by
COVID-19
has led to reduced demand in some of our customers’ optical communications product portfolios and significant volatility in global stock markets and currency exchange rates. Uncertainty about worldwide economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values, which could adversely affect our business, financial condition and operating results and increase the volatility of our share price. In addition, our ability to access capital markets may be restricted, which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our business, operating results and financial condition.
Due to the unprecedented and rapidly changing social and global economic impacts associated with
COVID-19,
we are unable to predict or estimate the ultimate impact on our business or business prospects. The ultimate significance of
COVID-19
on our business will depend on, among other things: the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus; the effects on the global economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting day-to-day
life and the length of time that such measures remain in place; and governmental programs implemented to assist businesses impacted by the pandemic. At this time, we cannot estimate the short- or long-term impacts of
COVID-19
on our business, operating results and financial condition.
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
We are subject to income and other taxes in Thailand, the PRC, the United Kingdom and the United States. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. As of June 26, 2020, our U.S. federal and state tax returns remain open to examination for the tax years 2015 through 2018. In addition, tax returns that remain open to examination in Thailand, the PRC and the U.K. range from the tax years 2015 through 2019. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.
We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC, the U.K. and the U.S. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Under the current laws of the Cayman Islands, we are not subject to tax in the Cayman Islands on income or capital gains until March 6, 2039.
Preferential tax treatment from the Thai government in the form of a corporate tax exemption on income generated from projects to manufacture certain products at our Chonburi campus is available to us through June 2026. Similar preferential tax treatment was available to us through June 2020 with respect to products manufactured at our Pinehurst campus. After June 2020, 50% of our income generated from products manufactured at our Pinehurst campus will be exempted from tax through June 2025. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations.
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
LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our credit facility agreement. In 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. Whether or not SOFR or another alternative reference rate attains market traction as a LIBOR replacement tool remains in question. If LIBOR ceases to exist, we will need to agree upon a replacement index with the bank under our credit facility agreement, and certain of the interest rates under such agreement may change. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out.
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
The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we are able to assert in this Annual Report on Form
10-K
that our internal control over financial reporting was effective as of June 26, 2020, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of June 26, 2020 are primarily investments in a fixed income portfolio, including certificates of deposit, time deposits, corporate bonds and commercial papers, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
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
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 26, 2020, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
Cayman Islands. We have facilities located in Thailand, the PRC, the U.S., the U.K., Israel and the Cayman Islands that are used for manufacturing and/or general administration purposes. The following table presents the approximate square footage of our principal facilities as of June 26, 2020:

Location	Owned/Leased	Approximate Square Footage

Pinehurst Campus, Bangkok, Thailand	Owned	1,042,000 square feet
Hemaraj Campus, Chonburi, Thailand	Owned	573,000 square feet
Fuzhou, Fujian, PRC	Leased (1)	300,000 square feet
Santa Clara, California, United States	Owned	72,000 square feet
Wiltshire, United Kingdom	Leased (2)	71,000 square feet
Mountain Lakes, New Jersey, United States	Leased (3)	28,000 square feet
Yokneam Illit, Israel	Leased (4)	23,000 square feet
Grand Cayman, Cayman Islands	Leased (5)	1,700 square feet

(1)	Buildings located at this facility have lease terms that expire on various dates: September 30, 2020, March 31, 2021, or September 30, 2023.
(2)	Leased until August 31, 2023.
(3)	Leased until June 30, 2025.
(4)	Leased until October 5, 2024.
(5)	Leased until January 31, 2022.

ITEM 3.	LEGAL PROCEEDINGS.
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
Holders of Record
As of August 7, 2020, there were approximately 5 shareholders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On August 18, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, at such time and such prices as management may decide. In February 2018 and May 2019, we announced that our board of directors approved increases of $30.0 million and $50.0 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $110.0 million. The repurchased shares will be held as treasury stock. During the year ended June 26, 2020, 355,000 shares were repurchased under the program, at an average price per share of $58.37, for an aggregate purchase price of $20.7 million. As of June 26, 2020, we had a remaining authorization to purchase up to an additional $41.5 million worth of our ordinary shares.
The following table summarizes share repurchase activity for the three months ended June 26, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
March 28, 2020 – April 24, 2020	—	$—	—	$41,499,413
April 25, 2020 – May 22, 2020	—	$—	—	$41,499,413
May 23, 2020 – June 26, 2020	—	$—	—	$41,499,413

Total	—	$—	—	$41,499,413

Equity Compensation Plan Information
The equity compensation plan information required by this item, which includes a summary of the number of outstanding equity awards granted to employees and directors as well as the number of securities remaining available for future issuance under our equity compensation plans as of June 26, 2020, is incorporated by reference to our Proxy Statement for our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 26, 2020.
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
The graph assumes that $100 was invested in Fabrinet’s ordinary shares and in each of the indices discussed above on June 26, 2015, and that all dividends were reinvested. Historic stock performance is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA.
The selected consolidated financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form
10-K.
The selected financial data set forth below as of June 26, 2020 and June 28, 2019, and for the fiscal years ended June 26, 2020, June 28, 2019 and June 29, 2018 are derived from the audited consolidated financial statements included elsewhere in this Annual Report on Form
10-K.
The selected financial data as of June 29, 2018, June 30, 2017 and June 24, 2016, and for the fiscal years ended June 30, 2017 and June 24, 2016 are derived from the audited consolidated financial statements not included in this Annual Report on Form
10-K.
No retrospective accounting changes have impacted the periods presented. Each of the fiscal years in the table below consisted of 52 weeks, except fiscal year 2017, which consisted of 53 weeks. The results presented below are not necessarily indicative of financial results to be achieved in future periods.

	Years Ended
(amount in thousands, except per share data)	June 26, 2020 (fiscal year 2020)	June 28, 2019 (fiscal year 2019)	June 29, 2018 (fiscal year 2018)	June 30, 2017 (fiscal year 2017)	June 24, 2016 (fiscal year 2016)
Selected Consolidated Statements of Operations Data:
Revenues	$1,641,836	$1,584,335	$1,371,925	$1,420,490	$976,747
Cost of revenues	(1,455,731)	(1,405,111)	(1,218,513)	(1,249,030)	(857,224)

Gross profit	186,105	179,224	153,412	171,460	119,523
Selling, general and administrative expenses	(68,374)	(55,067)	(57,812)	(65,626)	(49,753)
Other income related to flooding, net	—	—	—	—	36
Expenses related to reduction in workforce	(329)	(1,516)	(1,776)	—	—

Operating income	117,402	122,641	93,824	105,834	69,806
Interest income	7,592	6,699	3,925	1,977	1,535
Interest expense	(3,044)	(5,381)	(3,606)	(3,321)	(1,569)
Foreign exchange gain (loss), net	(3,797)	1,406	(6,587)	(1,142)	(1,916)
Other income (expense), net	1,089	868	473	509	376

Income before income taxes	119,242	126,233	88,029	103,857	68,232
Income tax expense	(5,763)	(5,278)	(3,862)	(6,742)	(6,335)

Net income	113,479	120,955	84,167	97,115	61,897

Other comprehensive income (loss), net of tax	1,239	(1,129)	(909)	(939)	635

Net comprehensive income	$114,718	$119,826	$83,258	$96,176	$62,532

Earnings per share:
Basic	$3.07	$3.29	$2.26	$2.63	$1.73
Diluted	$3.01	$3.23	$2.21	$2.57	$1.68
Weighted average number of ordinary shares outstanding (thousands of shares):
Basic	36,908	36,798	37,257	36,927	35,857
Diluted	37,665	37,415	38,035	37,852	36,872

	As of
(amount in thousands)	June 26, 2020	June 28, 2019	June 29, 2018	June 30, 2017	June 24, 2016
Selected Consolidated Balance Sheet Data:
Cash and cash equivalents	$225,430	$180,839	$158,102	$133,825	$142,804
Short-term investments	$262,693	$256,493	$174,269	$151,450	$141,709
Short-term restricted cash	$7,402	$—	$3,331	$3,312	$—
Working capital (1)	$330,848	$296,597	$284,440	$287,752	$205,592
Total assets	$1,381,387	$1,255,318	$1,088,018	$1,033,075	$855,857
Long-term borrowings, net	$51,670	$60,938	$64,188	$71,103	$60,407
Total liabilities	$406,978	$392,219	$347,079	$351,501	$301,438
Total shareholders’ equity	$974,409	$863,099	$740,939	$681,574	$554,419

(1)	Working capital is defined as trade accounts receivable plus inventory, less trade accounts payable.

	Years Ended
(amount in thousands)	June 26, 2020	June 28, 2019	June 29, 2018	June 30, 2017	June 24, 2016
Selected Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$150,660	$147,394	$138,080	$70,934	$47,088
Net cash used in investing activities	$(71,248)	$(98,067)	$(58,649)	$(90,556)	$(39,603)
Net cash (used in) provided by financing activities	$(35,305)	$(23,223)	$(54,106)	$13,432	$22,862
Net increase (decrease) in cash, cash equivalents and restricted cash	$44,107	$26,104	$25,325	$(6,190)	$30,347

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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

•	our goals and strategies;

•	our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;

•	our expectation that the portion of our future revenues attributable to customers in regions outside of North America will decrease compared with the portion of those revenues for fiscal year 2020;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2021 selling, general and administrative (“SG&A”) expenses will increase compared to our fiscal year 2020 SG&A expenses;

•	our expectation that our employee costs will increase in Thailand and the People’s Republic of China (“PRC”);

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our expectations regarding the potential impact of the COVID-19 pandemic on our business, financial condition and results of operations;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	our plans to execute acquisitions;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.
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
Overview
For an overview of our business, see Part I – ITEM 1. BUSINESS.
Fiscal Years
We utilize a
52-53
week fiscal year ending on the Friday in June closest to June 30. Fiscal year 2020 ended on June 26, 2020 and consisted of 52 weeks. Fiscal year 2019 ended on June 28, 2019 and consisted of 52 weeks. Fiscal year 2018 ended on June 29, 2018 and consisted of 52 weeks.
Recent Developments Related to
COVID-19
In the quarter ended March 27, 2020, the effects of the global
COVID-19
pandemic impacted us in several ways and created various challenges. At the onset of the pandemic, our PRC subsidiary, which manufactures custom optics components for us and other customers at its facility in Fuzhou, China, experienced a prolonged temporary closure following its customary eight-day
Chinese Lunar New Year holiday in January 2020. In accordance with the Chinese government’s official efforts to mitigate the spread of
COVID-19,
our PRC subsidiary, along with other businesses in various parts of the country, delayed resumption of operations following the holiday closures for approximately two weeks. Furthermore, because of the restrictions in place on travel in China during this period, many of our employees were unable to return from their holiday travel as planned, resulting in fewer than 90% of our employees being able to return to work at our PRC subsidiary before early March. Our other global manufacturing facilities also have been affected by various government restrictions put in place to slow the spread of
COVID-19.
In Thailand, the government declared a national state of emergency effective March 26, 2020 and required the closure of various businesses, in particular retail establishments, and passed measures restricting movement and activities in Thailand. While our operations in Thailand have not been suspended, we have implemented a number of safety protocols to allow our operations in our facilities there to continue in accordance with government regulations. With the exception of our facility in Santa Clara, California, which closed for approximately one week beginning in late March before reopening in early April as a previously classified “essential business,” our facilities in the U.S., including in New Jersey, and in the U.K. have remained open while adhering to the local government restrictions and orders implemented in March 2020, including
“shelter-in-place”
orders and social distancing guidelines.
The health and well-being of our employees continues to be our top priority. Over the past several months, we have implemented significant precautionary measures throughout our worldwide operations to ensure our employees and their families remain safe, such as mandatory temperature detection at building entrances, rigorous and regular facility and equipment disinfection, and mandatory personal protective equipment protocols, including (1) the wearing of face masks throughout our factories at all times, (2) distributing our employees across shifts to better maintain safe personal distances, (3) isolating incoming parts and materials for a week or more prior to unpacking, or applying extreme heat to them to kill potential viruses, (4) directing our non-factory
personnel to work remotely, and (5) restricting all
non-employee
visits to our campuses.
During the six months ended June 26, 2020, we also experienced a shift in the demand for our services, with some customers canceling, decreasing or delaying orders and other customers accelerating and increasing orders. However, the most significant effect of
COVID-19
on our operations has been the disruption of our supply chain, including significant fluctuations in the availability of parts and materials necessary to manufacture our products for our customers. While we were able to mitigate some of these issues by quickly identifying and securing alternative sources, these mitigation efforts, combined with our employee safety initiatives, negatively impacted our gross margins due to the associated costs and expenses.

Given the unprecedented global, human, and economic impact of
COVID-19,
the extraordinary economic short-term uncertainty, and the evolving and differing national strategies for dealing with
COVID-19,
it is extremely challenging to provide forward-looking disclosure. Despite the uncertainty and concern about the global economy and the health of various industries, we believe it important to share our considerations as we continue to assess the impacts of
COVID-19
as they relate to our business in the future:

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

•
A significant portion of our costs are variable, and because of this, we can adjust manufacturing costs relatively quickly to respond to the changing demand of our customers. However, because parts and materials account for the largest portion of our costs, in combination with the supply chain issues noted above and, to a lesser extent, the expenses associated with our commitment to the safety and health protocols implemented across our global operations, our gross margins will continue to be negatively affected for the foreseeable future, and at least into the first half of fiscal year 2021.

•	The safety and health of our employees is and will remain a key priority, and we will continue to follow robust safety protocols in all of our facilities.

•
Given our $488.1 million in cash, cash equivalents and short-term investments, and our total debt of approximately $51.8 million, as of June 26, 2020, we believe we are in a solid position from a capital and financial resources perspective. We expect that current cash and cash equivalent balances and short-term investments, and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months.

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
Revenues, by percentage, from individual customers representing 10% or more of our total revenues is set forth in Note 23 of our audited consolidated financial statements. Because we depend upon a small number of customers for a significant percentage of our total revenues, a reduction in orders from, a loss of, or any other adverse actions by, any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price. Moreover, our customer concentration increases the concentration of our accounts receivable and payment default by any of our key customers will negatively impact our exposure. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may be exacerbated by the continued uncertainty in the global economies. Certain customers have gone out of business or have been acquired or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers. Therefore, any financial difficulties that our key customers experience could materially and adversely affect our operating results and financial condition by generating charges for inventory write-offs, provisions for doubtful accounts, and increases in working capital requirements due to increased days inventory and in accounts receivable.
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
The percentage of our revenues generated from a
bill-to-location
outside of North America decreased from 52.3% in fiscal year 2019 to 49.4% in fiscal year 2020, which was partially due to a decrease in sales to our customers in Asia-Pacific by 4.7%. Based on the short- and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside of North America will decrease as compared with the portion of revenues attributable to such customers during fiscal year 2020.
The following table presents percentages of total revenues by geographic regions:

	Years Ended
	June 26, 2020	June 28, 2019	June 29, 2018
North America	50.6%	47.7%	46.9%
Asia-Pacific	33.7	38.4	37.8
Europe	15.7	13.9	15.3

	100.0%	100.0%	100.0%

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
During fiscal years 2020, 2019 and 2018, discretionary merit-based bonus awards were made to our non-executive
employees. Charges included in cost of revenues for bonus awards to non-executive
employees were $4.6 million, $3.9 million and $3.5 million for fiscal years 2020, 2019 and 2018, respectively.
Share-based compensation expense included in cost of revenues was $6.1 million, $5.7 million and $6.8 million for fiscal years 2020, 2019 and 2018, respectively.
We expect to incur incremental costs of revenue as a result of our planned expansion into new geographic markets, though we are not able to determine the amount of these incremental expenses.

Selling, General and Administrative Expenses
Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2021, we expect our SG&A expenses will increase compared with our fiscal year 2020 SG&A expenses.
The compensation committee of our board of directors approved a fiscal year 2020 executive incentive plan with quantitative objectives based solely on achieving certain revenue targets and
non-U.S.
GAAP operating margin targets for fiscal year 2020. Bonuses under the fiscal year 2020 executive incentive plan are payable after the end of fiscal year 2020. In fiscal year 2019, the compensation committee approved a fiscal year 2019 executive incentive plan with quantitative objectives that were based solely on achieving certain revenue targets and
non-U.S.
GAAP gross margin targets for fiscal year 2019. In the three months ended September 29, 2019, the compensation committee awarded bonuses to our executive employees for Company achievements of performance under our fiscal 2019 executive incentive plan. Discretionary merit-based bonus awards are also available to our non-executive
employees and payable on a quarterly basis.
Charges included in SG&A expenses for bonus distributions to non-executive
and executive employees were $4.1 million, $3.7 million and $0.5 million for fiscal years 2020, 2019 and 2018, respectively.
Share-based compensation expense included in SG&A expenses was $16.1 million, $11.5 million and $15.8 million for fiscal years 2020, 2019 and 2018, respectively.
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

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of June 26, 2020			As of June 28, 2019
(amount in thousands, except percentages)	Foreign Currency	$	%	Foreign Currency	$	%
Assets
Thai baht	667,955	$21,617	41.8	664,860	$21,628	60.0
RMB	158,060	22,402	43.3	53,393	7,767	21.5
GBP	6,220	7,726	14.9	5,270	6,682	18.5

Total		$51,745	100.0		$36,077	100.0

Liabilities
Thai baht	2,102,392	$68,039	89.5	1,961,972	$63,825	90.0
RMB	42,586	6,036	8.0	26,373	3,836	5.4
GBP	1,545	1,919	2.5	2,598	3,294	4.6

Total		$75,994	100.0		$70,955	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 26, 2020, there was $126.0 million in foreign currency forward contracts and option contracts outstanding on the Thai baht payables. As of June 28, 2019, there was $72.0 million in foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of June 26, 2020 and June 28, 2019, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, inventory and property, plant and equipment. The GBP liabilities represent trade accounts payable and other payables. As of June 26, 2020 and June 28, 2019, we did not have any derivative contracts denominated in GBP.
For fiscal years 2020 and 2019, we recorded an unrealized loss of $1.2 million and an unrealized gain of $4.8 million, respectively, related to derivatives that are not designated as hedging instruments in the consolidated statements of operations and comprehensive income.
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
Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption on income generated from projects to manufacture certain products at our Chonburi campus is currently available to us through June 2026. Similar preferential tax treatment was available to us through June 2020 with respect to products manufactured at our Pinehurst campus. After June 2020, 50% of our income generated from products manufactured at our Pinehurst campus will be exempted from tax through June 2025. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. Currently, the corporate income tax rate for our Thai subsidiary is 20%.
With respect to our U.S. subsidiaries, the Tax Cuts and Jobs Act (“Tax Reform Act”) enacted on December 22, 2017 provided for significant changes to U.S. tax law. Among other provisions, the Tax Reform Act reduced the U.S. corporate income tax rate to 21%, which is the current rate for our U.S. subsidiaries.

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
Our critical accounting policies and the adoption of new accounting policies are disclosed in Note 2 – Summary of significant accounting policies. There were no changes to our accounting policies other than the adoption of Leases (Topic 842), Derivatives and Hedging (Topic 815) and Goodwill impairment (ASU
2017-04).
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
A performance obligation is a contractual promise to transfer a distinct good or service to the customer. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether the performance obligation is distinct within the context of the contract at contract inception. The majority of our contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises under the contracts and, therefore, is not distinct.
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
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In determining the net consideration to which we expect to be entitled, we evaluate whether the price is subject to refund or adjustment. We generally do not grant return privileges, except for in the case of defective products during the warranty period. We generally provide a warranty of between one to five years on any given product. These standard warranties are assurance-type warranties, and we do not offer any services in addition to the assurance that the product will continue to work as specified.
The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved. We recognize revenue net of rebates and other similar allowances. Revenues are recognized only if these estimates can be reasonably and reliably determined. We base our estimates on historical results taking into consideration the type of customer, the type of transaction and the specifics of each arrangement.
Services
We provide services for customers that are related to our manufacturing activities. In many cases, although the nature of work performed is that of a service, revenue is only recognizable upon shipment of the product because the customer has specific requirements as to how many items can be shipped at any given point in time, i.e. at point-in-time.
The related costs are expensed as incurred.
Long-Lived Assets
We review property, plant and equipment for impairment on a quarterly basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or assets group exceeds its fair value. Recoverability of property and equipment is measured by comparing carrying amount to the projected undiscounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment exceeds its fair value.
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
first-out
basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments, and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand on a quarterly basis and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or the financial positions of our customers or changes in economic conditions may require additional provisions for inventory due to our customers’ inability to fulfill their contractual obligations. During fiscal year 2020 and fiscal year 2019, a change of 10% for excess and obsolete materials, based on product demand and production requirements from our customers, would have affected our net income by approximately $0.2 million and $0.2 million, respectively.
Deferred Income Taxes
Our deferred income tax assets represent temporary differences between the carrying amount and the tax basis of existing assets and liabilities that will result in deductible and payable amounts in future years, including net operating loss carry forwards. Based on estimates, the carrying value of our net deferred tax assets assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize these deferred income tax assets. Our judgments regarding future profitability may change depending on future market conditions, changes in U.S. or international tax laws, or other factors. If these estimates and related assumptions change in the future, we may be required to increase or decrease our valuation allowance against the deferred tax assets, resulting in additional or lesser income tax expense. During fiscal year 2018, one of our subsidiaries in the U.S. generated taxable income sufficient for the utilization of loss carryforwards due to better operating performance and effective control of operating expenses and management determined that it was more likely than not that future taxable income would be sufficient to allow the benefit of the loss to be realized. As of June 29, 2018, we reversed certain deferred tax assets valuation allowance as management expected it was more likely than not that we would realize profits in subsequent fiscal years so that the loss carryforwards could be partially utilized. Consequently, as of June 28, 2019, we have assessed and set up a partial valuation allowance for the deferred tax assets at the same level as in fiscal year 2018. However, in fiscal year 2020, such subsidiary in the U.S. generated net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future; therefore, management believes it is more likely than not that all of the deferred tax assets of such subsidiary will not be utilized. Thus, a full valuation allowance of $2.1 million for the deferred tax assets was set up as of June 26, 2020.
During fiscal year 2020, our subsidiary in the U.K. also generated net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future; therefore, management believes it is more likely than not that all of the deferred tax assets of such subsidiary will not be utilized. Thus, a full valuation allowance of $1.6 million for the deferred tax assets was set up as of June 26, 2020.
We assess tax positions in a previously filed tax return or a position expected to be taken in a future tax return that is reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods, based on the technical merits of the position. We apply a “more likely than not” standard (i.e., a likelihood greater than 50 percent), in accordance with the authoritative guidance, and recognize a tax provision in the consolidated financial statements for an uncertain tax position that would not be sustained.

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
Business acquisition
For the acquisition of our UK subsidiary, we allocated the fair value of purchase consideration to the assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation of consideration to the individual net assets has been finalized.
The acquired intangible assets, which consist of customer relationships and backlog, are recorded as intangibles in the consolidated balance sheets. The fair value of the acquired intangible assets was determined based on the multi-period excess earnings method. We review intangibles for impairment whenever changes or circumstances indicate the carrying amount may not be recoverable.
Goodwill
Goodwill arising from the acquisition is primarily attributable to the ability to expand future products and services and the assembled workforce. Goodwill is reviewed annually for impairment or more frequently whenever changes or circumstances indicate the carrying amount of goodwill may not be recoverable. During the three months ended June 26, 2020, we performed annual goodwill impairment testing on our subsidiary in the U.K. and found that the carrying amount of the reporting unit exceeded its fair value. As a result, we recognized goodwill impairment loss of $3.5 million in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
Results of Operations
The following table sets forth a summary of our consolidated statements of operations and comprehensive income. Note that period-to-period
comparisons of operating results should not be relied upon as indicative of future performance.

	Years Ended
(amount in thousands)	June 26, 2020	June 28, 2019	June 29, 2018
Revenues	$1,641,836	$1,584,335	$1,371,925
Cost of revenues	(1,455,731)	(1,405,111)	(1,218,513)

Gross profit	186,105	179,224	153,412
Selling, general and administrative expenses	(68,374)	(55,067)	(57,812)
Expenses related to reduction in workforce	(329)	(1,516)	(1,776)

Operating income	117,402	122,641	93,824
Interest income	7,592	6,699	3,925
Interest expense	(3,044)	(5,381)	(3,606)
Foreign exchange gain (loss), net	(3,797)	1,406	(6,587)
Other income (expense), net	1,089	868	473

Income before income taxes	119,242	126,233	88,029
Income tax expense	(5,763)	(5,278)	(3,862)

Net income	113,479	120,955	84,167
Other comprehensive income (loss), net of tax	1,239	(1,129)	(909)

Net comprehensive income	$114,718	$119,826	$83,258

The following table sets forth a summary of our consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Years Ended
	June 26, 2020	June 28, 2019	June 29, 2018
Revenues	100.0%	100.0%	100.0%
Cost of revenues	(88.7)	(88.7)	(88.8)

Gross profit	11.3	11.3	11.2
Selling, general and administrative expenses	(4.2)	(3.5)	(4.2)
Expenses related to reduction in workforce	(0.0)	(0.1)	(0.1)

Operating income	7.1	7.7	6.9
Interest income	0.5	0.4	0.3
Interest expense	(0.2)	(0.3)	(0.3)
Foreign exchange gain (loss), net	(0.2)	0.1	(0.5)
Other income (expense), net	0.1	0.0	0.1

Income before income taxes	7.3	7.9	6.5
Income tax expense	(0.4)	(0.3)	(0.3)

Net income	6.9	7.6	6.2
Other comprehensive income (loss), net of tax	0.1	0.0	(0.1)

Net comprehensive income	7.0%	7.6%	6.1%

The following table sets forth our revenues by end market for the periods indicated.

	Years Ended
(amount in thousands)	June 26, 2020	June 28, 2019	June 29, 2018
Optical communications	$1,248,174	$1,184,936	$1,000,256
Lasers, sensors, and other	393,662	399,399	371,669

Total	$1,641,836	$1,584,335	$1,371,925

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.
Comparison of Fiscal Year 2020 with Fiscal Year 2019
Total revenues.
Our total revenues increased by $57.5 million, or 3.6%, to $1.64 billion for fiscal year 2020, compared with $1.58 billion for fiscal year 2019. This increase was primarily due to an increase in customers’ demand for optical communications manufacturing services, particularly telecom manufacturing services, for fiscal year 2020. Revenues from optical communications products represented 76.0% of our total revenues for fiscal year 2020, compared with 74.8% for fiscal year 2019.
Cost of revenues
. Our cost of revenues increased by $50.6 million, or 3.6%, to $1.46 billion, or 88.7% of total revenues, for fiscal year 2020, compared with $1.41 billion, or 88.7% of total revenues, for fiscal year 2019. The increase in cost of revenues was primarily due to a proportional increase in sales volume.
Gross profit.
Our gross profit increased by $6.9 million, or 3.8%, to $186.1 million, or 11.3% of total revenues, for fiscal year 2020, compared with $179.2 million, or 11.3% of total revenues, for fiscal year 2019.
SG&A expenses
. Our SG&A expenses increased by $13.3 million, or 24.2%, to $68.4 million, or 4.2% of total revenues, for fiscal year 2020, compared with $55.1 million, or 3.5% of total revenues, for fiscal year 2019. Our SG&A expenses increased during fiscal year 2020, compared with fiscal year 2019, mainly due to by (1) an increase in share-based compensation expenses of $4.6 million, including $3.2 million from an increase in awards of performance share units and $1.4 million from an increase in awards of restricted share units; (2) a goodwill impairment loss related to our UK subsidiary of $3.5 million; (3) an increase in new business start-up
costs incurred by our Israel and Thailand subsidiaries of $1.5 million; (4) an increase in severance liabilities expense of $0.9 million due to a change in labor protection law in Thailand in May 2019 that increased the required severance payment compensation for employees with 20 years of service from 300 days of wage to 400 days of wage; and (5) an increase in executive and management expenses of $0.4 million from bonuses and other benefits.
Operating income.
Our operating income decreased by $5.2 million to $117.4 million, or 7.1% of total revenues, for fiscal year 2020, compared with $122.6 million, or 7.7% of total revenues, for fiscal year 2019.
Interest income.
Our interest income increased by $0.9 million to $7.6 million for fiscal year 2020, compared with $6.7 million for fiscal year 2019. The increase was primarily due to an increase in the average balance of our outstanding cash and cash equivalents and short-term investments.
Interest expense.
Our interest expense decreased by $2.4 million to $3.0 million for fiscal year 2020, compared with $5.4 million for fiscal year 2019. The decrease was primarily due to lower unrealized loss from mark-to-market
of interest rate swaps recognized to earnings as a result of applying cash flow hedge accounting in fiscal year 2020. In fiscal year 2020, there was unrealized loss from mark-to-market
of interest rate swaps of $1.7 million recognized to earnings for the three months ended September 27, 2019, before applying cash flow hedge, as compared to an unrealized loss of $2.6 million for fiscal year 2019. In addition, there was amortization of the fair value of interest rate swaps as of the hedge inception date of $1.2 million during fiscal year 2020 in relation to applying hedge accounting which results in a decrease in interest expense.
Foreign exchange gain (loss), net.
We recorded foreign exchange loss, net of $3.8 million for fiscal year 2020, compared with foreign exchange gain, net of $1.4 million for fiscal year 2019. The increase in foreign exchange loss was mainly due to an unrealized foreign exchange loss from mark-to-market
of forward contracts of $1.2 million in fiscal year 2020, as compared to an unrealized foreign exchange gain from mark-to-market
of forward contracts of $4.8 million in fiscal year 2019.
Income before income taxes.
We recorded income before income taxes of $119.2 million for fiscal year 2020, compared with $126.2 million for fiscal year 2019.
Income tax expense.
Our provision for income tax reflects an effective tax rate of 4.1% and 4.6% for fiscal year 2020 and fiscal year 2019, respectively. The decrease was primarily due to the fact that we had lower income subject to tax in fiscal year 2020, as compared to fiscal year 2019.
Net income.
We recorded net income of $113.5 million, or 6.9% of total revenues, for fiscal year 2020, compared with net income of $121.0 million, or 7.6% of total revenues, for fiscal year 2019.
Other comprehensive income (loss).
Our other comprehensive income increased by $2.4 million to $1.2 million for fiscal year 2020 compared with other comprehensive loss of $1.1 million for fiscal year 2019.
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
Cost of revenues
. Our cost of revenues increased by $186.6 million, or 15.3%, to $1.41 billion, or 88.7% of total revenues, for fiscal year 2019, compared with $1.22 billion, or 88.8% of total revenues, for fiscal year 2018. The increase in cost of revenues was primarily due to a proportional increase in sales volume.
Gross profit.
Our gross profit increased by $25.8 million, or 16.8%, to $179.2 million, or 11.3% of total revenues, for fiscal year 2019, compared with $153.4 million, or 11.2% of total revenues, for fiscal year 2018. The increase in gross profit percentage in fiscal year 2019 was due to higher revenue and fixed costs leverage.
SG&A expenses
. Our SG&A expenses decreased by $2.7 million, or 4.7%, to $55.1 million, or 3.5% of total revenues, for fiscal year 2019, compared with $57.8 million, or 4.2% of total revenues, for fiscal year 2018. Our SG&A expenses decreased during fiscal year 2019, compared with fiscal year 2018, mainly due to (1) a decrease in share-based compensation expenses of $4.3 million because we did not expect to achieve the pre-defined
performance targets for vesting of certain performance-based restricted share units awarded under our 2017 Inducement Equity Incentive Plan and (2) a decrease in executive severance payments of $2.1 million and a decrease in key executive benefits of $1.8 million in connection with the transition of the Executive Chairman of our board of directors to non-executive
Chairman during fiscal year 2018. The decrease was offset by (1) an increase of $2.4 million in executive cash bonuses under our fiscal year 2019 executive incentive plan due to our expectation that certain pre-defined
revenue targets and
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
Interest expense.
Our interest expense increased by $1.8 million to $5.4 million for fiscal year 2019, compared with $3.6 million for fiscal year 2018. The increase was due to (1) unrealized loss of $2.6 million from mark-to-market
of interest rate swap related to our term loan; and (2) an increase of $0.5 million from increase in fixed interest rate from interest rate swap. The increase was offset by (1) the amortization and the write off of deferred debt issuance costs from loan borrowing paid up in fiscal year 2018 of $1.0 million; and (2) a decrease in loan commitment fee of $0.3 million.
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
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operating activities. As of June 26, 2020 and June 28, 2019, we had cash, cash equivalents, and short-term investments of $488.1 million and $437.3 million, respectively, and outstanding debt of $51.7 million and $60.9 million, respectively.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents for fiscal year 2020, fiscal year 2019 and fiscal year 2018 was 1.8%, 1.9% and 0.8%, respectively.
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

During fiscal year 2020, (1) we paid off a term loan of $60.9 million under our previous credit facility agreement with Bank of America, (2) our subsidiary in Thailand drew down a new term loan of $60.9 million under a new credit facility agreement with the Bank of Ayudhya Public Company Limited, and (3) we repaid $9.1 million of the new term loan under the new credit facility agreement. As a result, as of June 26, 2020, we had a long-term borrowing of $51.7 million under our new credit facility agreement. (See Note 16 for further details.) We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $262.7 million as of June 26, 2020.
We believe that our current cash and cash equivalents, short-term investments, cash flow from operations, and funds available through our credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months following the filing of this Annual Report on Form
10-K.
Our ability to sustain our working capital position is subject to a number of risks that we discuss in Item 1A of this Annual Report on Form
10-K.
We also believe that our current manufacturing capacity is sufficient to meet our anticipated production requirements for at least the next few quarters.
The following table shows our cash flows for the periods indicated:

	Years Ended
(amount in thousands)	June 26, 2020	June 28, 2019	June 29, 2018
Net cash provided by operating activities	$150,660	$147,394	$138,080
Net cash used in investing activities	$(71,248)	$(98,067)	$(58,649)
Net cash used in financing activities	$(35,305)	$(23,223)	$(54,106)
Net increase in cash, cash equivalents and restricted cash	$44,107	$26,104	$25,325
Cash, cash equivalents and restricted cash, beginning of period	$188,241	$161,433	$137,137
Cash, cash equivalents and restricted cash, end of period	$232,832	$188,241	$161,433
Operating Activities
Net cash provided by operating activities increased by $3.3 million, or 2.2%, to $150.7 million for fiscal year 2020, compared with net cash provided by operating activities of $147.4 million for fiscal year 2019 due to better working capital management. This increase in cash was primarily due to (1) an increase in share-based compensation of $5.0 million; (2) goodwill impairment loss in fiscal 2020 of $3.5 million; (3) an increase in cash receipts related to the timing of collection of trade accounts receivable of $1.2 million; and (4) an increase in depreciation and amortization of $0.9 million. These increases in cash were offset by a decrease in net income of $7.5 million.
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
Investing Activities
Net cash used in investing activities decreased by $26.8 million, or 27.3%, to $71.2 million for fiscal year 2020, compared with net cash used in investing activities of $98.1 million for fiscal year 2019. The decrease was primarily due to a net decrease in investment in short-term investments of $74.7 million, offset by funds provided to a customer of $24.3 million to support the customer’s transfer of certain manufacturing operations from Berlin, Germany to our facilities in Thailand, which the customer has agreed to repay by September 30, 2020, and an increase of $23.5 million in the net movement of property, plant and equipment and intangible assets.
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
Financing Activities
Net cash used in financing activities increased by $12.1 million, or 52.0%, to $35.3 million for fiscal year 2020, compared with net cash used in financing activities of $23.2 million for fiscal year 2019. This increase was primarily due to (1) an increase in cash paid for the repurchase of ordinary shares of $15.3 million; (2) an increase of $5.9 million in net repayments of loans to banks; and (3) an increase in debt issuance costs payment of $0.2 million. These were offset by a decrease in cash paid for withholding tax related to net share settlement of restricted share units of $5.8 million and the release of restricted cash in connection with a business acquisition of $3.5 million in fiscal year 2019.
Net cash used in financing activities decreased by $30.9 million, or 57.1%, to $23.2 million for fiscal year 2019, compared with net cash used in financing activities of $54.1 million for fiscal year 2018. This decrease was primarily due to a decrease in cash paid for the repurchase of ordinary shares of $37.0 million and a decrease in cash paid for long-term loans of $8.0 million. These were offset by (1) an increase in cash paid for withholding tax related to net share settlement of restricted share units of $5.1 million, (2) a decrease in cash received from short-term loans from bank of $5.0 million, and (3) the release of restricted cash in connection with a business acquisition of $3.5 million.
Contractual Obligations
The following table sets forth certain of our contractual obligations as of June 26, 2020:

	Payments Due by Period
(amount in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$51,797	$12,188	$27,421	$12,188	$—
Interest expense obligation (1)	1,760	751	876	133	—
Finance lease obligations	100	100	—	—	—
Operating lease obligations	8,448	2,313	4,514	1,464	157
Severance liabilities (2)	54,218	1,284	3,183	4,726	45,025
Provision for uncertain income tax position	1,459	1,008	6	286	159

Total	$117,782	$17,644	$36,000	$18,797	$45,341

(1)
Interest expense obligation reflects the interest rate on long-term debt obligation as of June 26, 2020. The interest rates ranged between 1.7% and 2.8%. For further discussion of long-term and short-term debt obligations, see Note 16 of our audited consolidated financial statements.

(2)
Severance liabilities as of June 26, 2020 are determined based on management assumptions and calculated as expected future cash flows basis. See Note 17 of our audited consolidated financial statements.

On August 20, 2019, Fabrinet Thailand (the “Borrower”) and Bank of Ayudhya Public Company Limited (the “Bank”) entered into a Credit Facility Agreement (the “Credit Facility Agreement”). The Credit Facility Agreement provides for a facility of 110.0 million Thai baht (approximately $3.6 million based on the applicable exchange rate as of June 26, 2020) and $160.9 million which may be used for, among other things, an overdraft facility, short-term loans against promissory notes, a letter of guarantee facility, a term loan facility and foreign exchange facilities. The Bank may approve any request for extension of credit under the Credit Facility Agreement and may increase or decrease any facility amount in its sole discretion.
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
During the year ended June 26, 2020, the Company recorded $1.5 million of interest expense in connection with this term loan.
Any borrowings under the Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt to equity ratio less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. As of June 26, 2020, the Company was in compliance with all of its financial covenants under the Term Loan Agreement.
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
As of June 26, 2020, $51.7 million of the term loan was outstanding under the Credit Facility Agreement.
As of June 26, 2020, we also had certain operating lease arrangements in which the lease payments are calculated using the straight-line method. Our rental expenses under these leases were $2.1 million, $1.9 million and $1.8 million for fiscal year 2020, fiscal year 2019 and fiscal year 2018, respectively.
Capital Expenditures
The following table sets forth our capital expenditures, which include amounts for which payments have been accrued, for the periods indicated.

	Years Ended
(amount in thousands)	June 26, 2020	June 28, 2019	June 29, 2018
Capital expenditures	$51,317	$20,834	$30,535

Our capital expenditures for fiscal year 2020, fiscal year 2019 and fiscal year 2018 principally related to investment in our new facilities in Thailand and the U.S.. During fiscal year 2020, we purchased equipment to support the expansion of our manufacturing facilities in Thailand, the PRC and Israel. During fiscal year 2019, we purchased additional equipment to continue to support the expansion of our manufacturing facilities in Thailand. During fiscal year 2018, we purchased additional equipment to continue to support the expansion of our manufacturing facilities in Thailand and the U. K. During fiscal year 2021, we expect our capital expenditures to increase compared to fiscal year 2020 mainly related to investment in existing and new manufacturing facilities.
Off-Balance
Sheet Commitments and Arrangements
As of June 26, 2020, we had an outstanding standby letter of credit of 6.0 million Euros related to our support of a customer with the transfer of certain manufacturing operations from Berlin, Germany to our facilities in Thailand. As of June 26, 2020, the standby letter of credit was backed by cash collateral of $7.4 million.
Recent Accounting Pronouncements
See Note 2 of the Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $488.1 million, $437.3 million and $332.4 million, as of June 26, 2020, June 28, 2019 and June 29, 2018, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during fiscal year 2020, fiscal year 2019 and fiscal year 2018, our interest income would have decreased by approximately $0.4 million, $0.3 million and $0.3 million, respectively, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (“LIBOR”), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during fiscal year 2020, fiscal year 2019 and fiscal year 2018, our interest expense would have increased by approximately $0.1 million, $0.6 million and $0.6 million, respectively, assuming consistent borrowing levels.
We therefore entered into interest rate swap agreements (the “Swap Agreements”) to manage this risk and increase the profile of our debt obligation. The terms of the Swap Agreements allow us to effectively convert the floating interest rate to a fixed interest rate. This locks the variable interest expenses associated with our floating rate borrowings and results in fixed interest expenses that are unsusceptible to market rate increase. We designated the Swap Agreements as a cash flow hedge, and they qualify for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. From September 27, 2019, any gains or losses related to these outstanding interest rate swaps will be recorded in accumulated other comprehensive income in the consolidated balance sheets, with subsequent reclassification to interest expense when settled.

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
Foreign Currency Risk
As a result of our foreign operations, we have significant expenses, assets and liabilities that are denominated in foreign currencies. Substantially all of our employees and most of our facilities are located in Thailand, the PRC and the U. K. Therefore, a substantial portion of our payroll as well as certain other operating expenses are paid in Thai baht, RMB and GBP. The significant majority of our revenues are denominated in U.S. dollars because our customer contracts generally provide that our customers will pay us in U.S. dollars.
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to twelve months in duration, leaving us exposed to longer term changes in exchange rates. We designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. From December 28, 2019, any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income in the consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded unrealized loss of $1.2 million and unrealized gain of $4.8 million for the year ended June 26, 2020 and June 28, 2019, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $2.7 million and $0.4 million as of June 26, 2020 and June 28, 2019, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.

Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of June 26, 2020, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of June 26, 2020 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1,
P-1,
F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale
securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements of Fabrinet

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Fabrinet
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fabrinet and its subsidiaries (the Company ) as of June 26, 2020 and June 28, 2019, and the related consolidated statements of operations and comprehensive income, consolidated statements of changes in shareholders’ equity and consolidated statements of cash flows for each of the three years in the period ended June 26, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of June 26, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 26, 2020 and June 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 26, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 26, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue recognition – Identifying and evaluating terms and conditions in contracts for the timing of revenue recognition.
As described in Note 3 to the consolidated financial statements, management applies the following steps in their determination of revenue to be recognized: 1) identification of the contract with a customer; 2) identification of the performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue when, or as, the Company satisfies a performance obligation. Since the control of the product is typically transferred to the customer depending on the terms of the contract, management applies judgment in identifying and evaluating any terms and conditions when the Company has an enforceable right to payment. For the fiscal year ended June 26, 2020, the Company’s revenue was $1,642.0 million.
The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification and evaluation of terms and conditions in contracts for the timing of revenue recognition, is a critical audit matter are that there was a significant amount of judgment exercised by management in identifying and evaluating terms and conditions in contracts that impact the timing of revenue recognition. This in turn led to a high degree of auditor judgment and an increased extent of audit effort in performing our audit procedures to evaluate whether terms and conditions in contracts and point of controls transferred were appropriately identified and evaluated by management.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of internal controls relating to the revenue recognition process, including controls related to the identification and evaluation of terms and conditions in contracts and the determination of the appropriate amount and timing of revenue recognition based on the contractual terms. These procedures also included, among others: (i) assessed the terms in the customer contract and evaluated the appropriateness of management’s application of their accounting policies and determination of revenue recognition; (ii) tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements; (iii) selected a sample of sales transaction from the period within a defined period before and after the Company’s fiscal year ended and obtained the invoice, customer contract, bill of lading and proof of delivery, in order to evaluate whether revenue was recognized in the appropriate fiscal year; and (iv) selected a sample of credit memos from the period immediately subsequent to the Company’s fiscal year end and obtained the related invoice, and shipping documents to evaluate whether they relate to revenue recognition in the fiscal year ended.
/s/ PricewaterhouseCoopers ABAS Ltd.
Bangkok, Thailand
August 18, 2020
We have served as the Company’s auditor since 1999.

FABRINET
CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data and par value)	June 26, 2020	June 28, 2019
Assets
Current assets
Cash and cash equivalents	$225,430	$180,839
Short-term restricted cash	7,402	—
Short-term investments	262,693	256,493
Trade accounts receivable, net	272,665	260,602
Contract assets	13,256	12,447
Inventories	309,786	293,612
Other receivable	24,310	—
Prepaid expenses	5,399	8,827
Other current assets	13,915	11,015
Total current assets	1,134,856	1,023,835
Non-current assets
Long-term restricted cash	—	7,402
Property, plant and equipment, net	228,274	210,686
Intangibles, net	4,312	3,887
Operating right-of-use assets	8,068	—
Goodwill	—	3,705
Deferred tax assets	5,675	5,679
Other non-current assets	202	124
Total non-current assets	246,531	231,483
Total Assets	$1,381,387	$1,255,318

Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$12,156	$3,250
Trade accounts payable	251,603	257,617
Fixed assets payable	15,127	7,317
Contract liabilities	1,556	2,239
Operating lease liabilities, current portion	1,979	—
Income tax payable	2,242	1,801
Accrued payroll, bonus and related expenses	19,265	16,510
Accrued expenses	12,104	8,997
Other payables	21,514	15,317
Total current liabilities	337,546	313,048
Non-current liabilities
Long-term borrowings, non-current portion, net	39,514	57,688
Deferred tax liability	4,729	3,561
Operating lease liabilities, non-current portion	5,873	—
Severance liabilities	17,379	15,209
Other non-current liabilities	1,937	2,713
Total non-current liabilities	69,432	79,171
Total Liabilities	406,978	392,219
Commitments and contingencies (Note 22)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of June 26, 2020 and June 28, 2019)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 38,471,967 shares and 38,230,753 shares issued as of June 26, 2020 and June 28, 2019, respectively; and 36,727,864 shares and 36,841,650 shares outstanding as of June 26, 2020 and June 28, 2019, respectively)	385	382
Additional paid-in capital	175,610	158,299
Less: Treasury shares (1,744,103 shares and 1,389,103 shares as of June 26, 2020 and June 28, 2019, respectively)	(68,501)	(47,779)
Accumulated other comprehensive loss	(1,147)	(2,386)
Retained earnings	868,062	754,583
Total Shareholders’ Equity	974,409	863,099
Total Liabilities and Shareholders’ Equity	$1,381,387	$1,255,318

The accompanying notes are an integral part of these consolidated financial statements.

6
5

FABRINET
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended
(in thousands of U.S. dollars, except per share data)	June 26, 2020	June 28, 2019	June 29, 2018
Revenues	$1,641,836	$1,584,335	$1,371,925
Cost of revenues	(1,455,731)	(1,405,111)	(1,218,513)

Gross profit	186,105	179,224	153,412
Selling, general and administrative expenses	(68,374)	(55,067)	(57,812)
Expenses related to reduction in workforce	(329)	(1,516)	(1,776)

Operating income	117,402	122,641	93,824
Interest income	7,592	6,699	3,925
Interest expense	(3,044)	(5,381)	(3,606)
Foreign exchange gain (loss), net	(3,797)	1,406	(6,587)
Other income (expense), net	1,089	868	473

Income before income taxes	119,242	126,233	88,029
Income tax expense	(5,763)	(5,278)	(3,862)

Net income	113,479	120,955	84,167

Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	538	2,043	(1,019)
Change in net unrealized gain (loss) on derivative instruments	570	(1)	(1)
Change in retirement benefit plan – prior service cost	528	(2,537)	—
Change in foreign currency translation adjustment	(397)	(634)	111

Total other comprehensive income (loss), net of tax	1,239	(1,129)	(909)

Net comprehensive income	$114,718	$119,826	$83,258

Earnings per share
Basic	$3.07	$3.29	$2.26
Diluted	$3.01	$3.23	$2.21

Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	36,908	36,798	37,257
Diluted	37,665	37,415	38,035
The accompanying notes are an integral part of these consolidated financial statements.

6
6

FABRINET
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balances at June 30, 2017	37,340,496	373	133,293	—	(348)	548,256	681,574
Net income	—	—	—	—	—	84,167	84,167
Other comprehensive loss	—	—	—	—	(909)	—	(909)
Share-based compensation	—	—	22,581	—	—	—	22,581
Issuance of ordinary shares	383,237	4	1,432	—	—	—	1,436
Repurchase of 1,289,103 shares held as treasury shares	—	—	—	(42,401)	—	—	(42,401)
Tax withholdings related to net share settlement of restricted share units	—	—	(5,509)	—	—	—	(5,509)

Balances at June 29, 2018	37,723,733	377	151,797	(42,401)	(1,257)	632,423	740,939
Net income	—	—	—	—	—	120,955	120,955
Other comprehensive loss	—	—	—	—	(1,129)	—	(1,129)
Cumulative effect adjustment from adoption of ASC 606	—	—	—	—	—	1,205	1,205
Share-based compensation	—	—	17,157	—	—	—	17,157
Issuance of ordinary shares	507,020	5	(6)	—	—	—	(1)
Repurchase of 100,000 shares held as treasury shares	—	—	—	(5,378)	—	—	(5,378)
Tax withholdings related to net share settlement of restricted share units	—	—	(10,649)	—	—	—	(10,649)

Balances at June 28, 2019	38,230,753	382	158,299	(47,779)	(2,386)	754,583	863,099
Net income	—	—	—	—	—	113,479	113,479
Other comprehensive income	—	—	—	—	1,239	—	1,239
Share-based compensation	—	—	22,203	—	—	—	22,203
Issuance of ordinary shares	241,214	3	(3)	—	—	—	—
Repurchase of 355,000 shares held as treasury shares	—	—	—	(20,722)	—	—	(20,722)
Tax withholdings related to net share settlement of restricted share units	—	—	(4,889)	—	—	—	(4,889)

Balances at June 26, 2020	38,471,967	385	175,610	(68,501)	(1,147)	868,062	974,409

The accompanying notes are an integral part of these consolidated financial statements.

6
7

FABRINET
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands of U. S. dollars)	June 26, 2020	June 28, 2019	June 29, 2018

Cash flows from operating activities
Net income	$113,479	$120,955	$84,167
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	30,875	29,944	29,087
Loss (gain) on disposal and impairment of property, plant and equipment	329	(4)	18
Loss on disposal of intangibles	—	149	447
Loss on impairment of goodwill	3,514	—	—
(Gain) loss from sales and maturities of available-for-sale securities	(96)	135	364
Accretion of premiums on short-term investments	(508)	(592)	(506)
Amortization of deferred debt issuance costs	26	—	994
Allowance for doubtful accounts (reversal)	240	36	(23)
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	1,963	(6,980)	4,222
Unrealized loss on fair value of interest rate swaps	1,672	2,591	—
Amortization of fair value at hedge inception of interest rate swaps	(1,220)	—	—
Share-based compensation	22,203	17,157	22,581
Deferred income tax	1,262	879	(2,074)
Other non-cash expenses	(619)	(450)	332
Changes in operating assets and liabilities
Trade accounts receivable	(12,260)	(13,494)	17,852
Contract assets	(809)	(2,570)	—
Inventories	(16,174)	(44,598)	(19,868)
Other current assets and non-current assets	(182)	(2,777)	(4,464)
Trade accounts payable	(5,990)	38,807	3,502
Contract liabilities	(683)	2,239	—
Income tax payable	442	1,092	(1,267)
Severance liabilities	2,802	3,343	1,801
Other current liabilities and non-current liabilities	10,394	1,532	915

Net cash provided by operating activities	150,660	147,394	138,080

Cash flows from investing activities
Purchase of short-term investments	(196,373)	(233,080)	(152,908)
Proceeds from sales of short-term investments	48,808	99,142	61,795
Proceeds from maturities of short-term investments	142,508	54,215	67,417
Funds provided to customer to support transfer of manufacturing operations (Note 10)	(24,310)	—	—
Purchase of property, plant and equipment	(42,327)	(18,661)	(33,825)
Purchase of intangibles	(1,180)	(282)	(1,577)
Proceeds from disposal of property, plant and equipment	1,626	599	449

Net cash used in investing activities	(71,248)	(98,067)	(58,649)

FABRINET
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended
(in thousands of U. S. dollars)	June 26, 2020	June 28, 2019	June 29, 2018

Cash flows from financing activities
Payment of debt issuance costs	(153)	—	—
Proceeds from short-term borrowings	—	—	5,000
Repayment of short-term borrowings	—	—	(1,003)
Proceeds from long-term borrowings	60,938	—	—
Repayment of long-term borrowings	(70,079)	(3,250)	(11,212)
Proceeds from issuance of ordinary shares under employee share option plan	—	—	1,436
Repayment of finance lease liabilities	(400)	(468)	(417)
Repurchase of ordinary shares	(20,722)	(5,378)	(42,401)
Release of restricted cash held in connection with business acquisition	—	(3,478)	—
Withholding tax related to net share settlement of restricted share units	(4,889)	(10,649)	(5,509)
Net cash used in financing activities	(35,305)	(23,223)	(54,106)

Net increase in cash, cash equivalents and restricted cash	$44,107	$26,104	$25,325

Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	$188,241	$161,433	$137,137
Increase in cash, cash equivalents and restricted cash	44,107	26,104	25,325
Effect of exchange rate on cash, cash equivalents and restricted cash	484	704	(1,029)
Cash, cash equivalents and restricted cash at end of period	$232,832	$188,241	$161,433

Supplemental disclosures
Cash paid for
Interest	$1,688	$2,605	$2,219
Taxes	$8,466	$7,637	$1,352
Cash received for interest	$9,676	$5,811	$3,945

Non-cash investing and financing activities
Construction, software and equipment related payables	$15,127	$7,317	$5,144

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sums to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
(amount in thousands)	June 26, 2020	June 28, 2019	June 29, 2018
Cash and cash equivalents	$225,430	$180,839	$158,102
Restricted cash	7,402	7,402	3,331

Cash, cash equivalents and restricted cash	$232,832	$188,241	$161,433

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

2.	Summary of significant accounting policies
Principles of consolidation
The Company utilizes a
52-53
week fiscal year ending on the Friday in June closest to June 30. Fiscal year 2020 ended on June 26, 2020 and consisted of 52 weeks. Fiscal year 2019 ended on June 28, 2019 and consisted of 52 weeks. Fiscal year 2018 ended on June 29, 2018 and consisted of 52 weeks.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include Fabrinet and its subsidiaries. All inter-company accounts and transactions have been eliminated.
Use of estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of total revenues and expenses during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for doubtful accounts, income taxes, inventory obsolescence, goodwill and valuation of intangible assets related to business acquisitions, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that estimates or assumptions prove to be different from actual results, adjustments will be made in subsequent periods to reflect more current information. Additionally, the extent to which the evolving COVID-19 pandemic impacts the Company’s consolidated financial statements will depend on a number of factors, including the magnitude and duration of the pandemic. These estimates may change, as new events occur and additional information is obtained, as well as other factors related to COVID-19 that could result in material impacts to our consolidated financial statements in future reporting periods.

7
0

Reclassifications
For presentation purposes, certain prior period amounts have been reclassified to conform to the current period presentation.
 The reclassifications have been made to the consolidated balance sheet as of June 28, 2019 and the consolidated statement of cash flows for fiscal year ended June 28, 2019 as following table:

	Year ended June 28, 2019
(amount in thousands)	As previously reported	Reclassification	After reclassified
Consolidated Balance Sheets
Current liabilities
Fixed assets payable	$—	$7,317	$7,317
Finance lease liabilities, current portion	$398	$(398)	$—
Other payables	$22,236	$(6,919)	$15,317
Non-current liabilities
Finance lease liabilities, non-current portion	$102	$(102)	$—
Other non-current liabilities	$2,611	$102	$2,713

Consolidated Statement of Cash Flows
Cash flows from operating activities
Adjustments to reconcile net income to net cash provided by operating activities
Unrealized loss on fair value of interest rate swaps	$—	$2,591	$2,591
Severance liabilities	$3,343	$(3,343)	$—
(Reversal of) Inventory obsolescence	$(563)	$563	$—
Changes in operating assets and liabilities
Inventories	$(44,035)	$(563)	$(44,598)
Other current assets and non-current assets	$(186)	$(2,591)	$(2,777)
Severance liabilities	$—	$3,343	$3,343
These reclassifications do not affect the Company’s net income, cash flows or shareholders’ equity.
Changes in accounting policies
Except for the adoption of the new lease accounting standard and the derivatives and hedging standard described within the sub-heading
“New Accounting Pronouncements – adopted by the Company”, the Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements.
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
Short-term investments
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates
the designations at each balance sheet date. The Company may sell certain of the Company’s short-term investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s short-term investments generally range from three months to three years. The Company’s short-term investments, which consist of investments in U.S. Treasury, fixed income securities, liquidity funds that invest in short-term debt securities and certificates of deposit and time deposits, have been classified and accounted for as available-for-sale.
The Company’s investments in marketable securities are classified as available-for-sale
securities and reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are recognized in AOCI in the Company’s consolidated balance sheets. Changes in the fair value of available-for-sale
securities impact the Company’s net income only when such securities are sold or when other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis.
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
when identified.
Unanticipated changes in the liquidity or financial position of the Company’s customers may require revision to its allowances for doubtful accounts.
Contract assets
A contract asset is recognized when the Company has recognized revenues prior to generating an invoice for payment. Contract assets are classified separately within the consolidated balance sheets and transferred to accounts receivable when rights to payment become unconditional. The Company reviews contract assets for impairment on a quarterly basis, or when events or changes in circumstances indicate that their carrying amount may not be recoverable.

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
Leases
Operating leases
The Company determines if an arrangement contains a lease at inception. The Company applies the guidance in ASC 842 to determine whether a contract is, or contains, a lease. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Operating leases are included in operating lease right of use (“ROU”) assets and operating lease liabilities within the Company’s consolidated balance sheets. The Company rents certain real estate under agreements that are classified as operating leases.
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
Finance leases
Finance leases are accounted for in a manner similar to financed purchases. The right-of-use
asset is amortized to amortization expense. Interest expense is recorded in connection with the lease liability.
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

Land improvements	10 years
Building and building improvements	5 - 30 years
Leasehold improvements	Shorter of useful life or lease term

Manufacturing equipment	3 - 7 years
Office equipment	3 - 7 years
Motor vehicles	3 - 5 years
Computer hardware	3 - 5 years
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
The Company reviews long-lived assets or asset groups for recoverability on a quarterly basis for any events or changes in circumstances that indicate that their carrying amount may not be recoverable. Recoverability of long-lived assets or asset groups is measured by comparing their carrying amount to the projected undiscounted cash flows that the long-lived assets or asset groups are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the long-lived assets exceeds its fair value.
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
Goodwill
Goodwill arising from acquisition is primarily attributable to the ability to expand future products and services and the assembled workforce. Goodwill is reviewed annually for impairment or more frequently whenever circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. The impairment charge is based on that difference and is limited to the amount of goodwill allocated to that unit. The Company conducts impairment testing for goodwill at the reporting unit level. Reporting units may be operating segments as a whole, or an operation one level below an operating segment, referred to as a component. The Company has determined that its reporting unit is Fabrinet UK.
The Company may initiate goodwill impairment testing by considering qualitative factors to determine whether it is more likely than not that a reportable segment’s carrying value is greater than its fair value. If the Company’s qualitative assessment indicates it is more likely than not that the fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, the Company performs a quantitative goodwill impairment test to determine if goodwill is impaired. The quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reportable segment exceeds the carrying value of the net assets associated with the segment, goodwill is not considered impaired. If the carrying value of the net assets associated with the reportable segment exceeds the fair value of the segment, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value of the reportable segment’s goodwill. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments, and debt.
Goodwill is not deductible for tax purposes. Accordingly, if goodwill is impaired for financial reporting purposes, there is no impact on deferred taxes.

7
4

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

7
5

Derivatives
The derivative assets and liabilities are measured at fair value and recognized on the consolidated balance sheets by offset fair value amounts under master netting arrangements. For presentation in consolidated balance sheets, the Company may choose not to separate a derivative into its current and non-current
portion as follows:

•	A derivative whose fair value is a net liability is classified in total as current.

•
A derivative whose fair value is a net asset and whose current portion is an asset is classified in total as non-current.
If the current portion is liability, it should be presented as current liability.

For presentation in consolidated statements of cash flows are classified in the same line item as the underlying item.
The Company applies hedge accounting to arrangements that qualify and are designated for cash flow or fair value hedge accounting treatment. Hedge accounting is discontinued prospectively if the hedging relationship ceases to be effective or the hedging or hedged items cease to exist as a result of maturity, sale, termination or cancellation.
Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges which include foreign currency forward contracts and interest rate swap. In a cash flow hedging relationship, the change in the fair value of the hedging derivative is initially recorded in AOCI in the consolidated balance sheets, gain or loss on the derivative instrument is reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The reclassified amounts are presented in the same income statement line item as the earnings effect of the hedged item.
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

7
6

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
These standard warranties are assurance-type warranties
,
and the Company does not offer any services in addition to the assurance that the product will continue to work as specified.
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

Services
The Company provides services for customers that are related to the Company’s manufacturing activities. In many cases, although the nature of work performed is that of a service, revenue is only re
cognized upon shipment
of the product because the customer has specific requirements as to how many items can be shipped at any given point in time, i.e. at point-in-time. The related costs are expensed as incurred.
Service revenues of $90.5 million, $106.1 million and $73.5 million were recognized in the consolidated statements of operations and comprehensive income for the years ended June 26, 2020, June 28, 2019 and June 29, 2018, respectively.
Contract Costs
The incremental costs of obtaining a contract with a customer are recognized as an asset (not expensed as incurred) if such costs are expected to be recovered. Incremental costs of obtaining a contract are costs that the Company would not have incurred if the contract had not been obtained (e.g., sales commissions or similar incentive payments linked directly to new or modified customer contracts). Costs that would have been incurred regardless of whether a customer contract was obtained (e.g., costs of pursuing the contract
, legal advice, etc.) are expensed as incurred, unless such costs are explicitly chargeable to the customer. During the years
ended June 26, 2020 and June 28, 2019, the Company did not have any incremental costs of obtaining a contract.
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
Warranty cost allowances (reversal) of $0.02 million, $0.07 million and $(0.02) million were recognized in the consolidated statements of operations and comprehensive income for the years ended June 26, 2020, June 28, 2019 and June 29, 2018, respectively.
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
The Company accounts for these severance liabilities based on an actuarial valuation using the Projected Unit Credit Method, which apply the long-term Thai government bond yield as a discount rate. There are no separate plan assets held in respect to these liabilities.
The Company’s subsidiary in the U.K. operates a defined benefit pension plan that defines the pension benefit an employee will receive on retirement, usually dependent upon several factors including but not limited to age, length of service and remuneration. The defined benefit obligation is calculated using the projected unit credit method. Annually the Company engages independent actuaries to calculate the obligation. The present value is determined by discounting the estimated future payments using market yields on high quality corporate bonds that are denominated in sterling and that have terms approximating the estimated period of the future payments (discount rate). The plan assets are held separately from those of the Company in independently administered funds and are measured at fair value.
Severance liabilities are recognized in the Company’s consolidated balance sheet under non-current
liabilities. The related expenses, if incurred during the period, are recognized in the Company’s consolidated statements of operations and comprehensive income as selling, general and administrative expenses. Prior service cost is initially recognized to other comprehensive income (loss) at the date of plan amendment. Such prior service cost is amortized as expenses as a component of net periodic pension cost using
the weighted average remaining years of service to full eligibility date for
active employees.
Annual leave
Employee entitlements to annual leave are recognized when
earned by
the employee. On termination of employment, accrued employee entitlement to annual leave is paid in cash.
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

Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. This ASU will be effective for the Company in the first quarter of fiscal year 2022. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.
In August 2018, the FASB issued ASU 2018-13
, “Fair Value Measurement (Topic 820), Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU is intended to improve the effectiveness of disclosures in the notes to the financial statements, including (1) the development of a framework that promotes consistent decisions by the FASB about disclosure requirements and (2) the appropriate exercise of discretion by reporting entities. The amendment modifies the disclosure requirements on transferring between level 1 and level 2 and valuation processes of level 3 fair value measurements. The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, including interim periods within those fiscal years. The Company assessed the preliminary impact from the adoption of this update and expected no impact on its consolidated financial statements.
In June 2016, the FASB issued ASU
2016-13,
“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which establishes a new credit impairment model for financial assets measured at amortized cost and available-for-sale
debt securities. The FASB issued subsequent amendments to Topic 326, including ASU
2018-19,
ASU
2019-04,
ASU
2019-05,
ASU
2019-11
and ASU
2020-02,
which provided further guidance and transition relief. For public business entities, this update is effective for fiscal years beginning after December 15
, 2019, including interim periods within those fiscal years. This ASU will be effective for the Company in the first quarter of fiscal year 2021. Early adoption is permitted. The Company assessed the preliminary impact from
the
adoption
of this update
and expected
no impact on its consolidated financial statements.
New Accounting Pronouncements—adopted by the Company
On June 29, 2019, the Company adopted the new lease accounting standard, Accounting Standards Codification (“ASC”) Topic 842, which provides guidance for the recognition and disclosure of lease arrangements. The Company adopted ASC 842 using the modified retrospective transition approach. Accordingly, the Company’s comparative financial statements as of June 28, 2019 have not been adjusted. ASC 842 also provides practical expedients for the Company’s ongoing accounting. The Company elected the short-term lease recognition exemption for its operating leases with a term of less than 12 months, which will not require recognition of ROU assets or lease liabilities for these leases.

For periods prior to adoption of ASC 842, the Company is required to present disclosures in accordance with ASC Topic 840. Future minimum lease payments due under non-cancelable
operating leases as of June 28, 2019 were as follows:

(amount in thousands)
2020	$1,746
2021	1,342
2022	1,219
2023	1,172
Thereafter	230

Total future minimum operating lease payments	$5,709

The most significant impact of the adoption of ASC 842 was the recognition of ROU assets and lease liabilities for operating leases with a term of greater than 12 months, while the accounting for finance leases will remain substantially unchanged. See Note
12
for further details.
On June 29, 2019, the Company adopted ASU
2017-12,
“Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” ASU
2017-12
simplifies existing hedge accounting guidance in order to better portray the economic impact of risk management activities in the financial statements, including eliminating the separate measurement and presentation of hedge ineffectiveness. Prior to the adoption of ASU
2017-12,
the Company was required to separately measure and reflect the amount by which the hedging instrument did not offset the changes in the fair value or cash flows of hedged items, and to record the ineffective portion as earnings. Upon the adoption of ASU
2017-12,
the Company no longer recognizes hedge ineffectiveness as earnings, but instead records the entire changes in the fair value of the hedged instruments as other comprehensive income. Amounts recorded as other comprehensive income are subsequently reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item when the hedged item affects earnings. See Note 7 for further details.
In March 2020, the FASB issued ASU
2020-04,
“Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which temporarily simplifies the accounting for

8
1

contract modifications, including hedging relationships, due to the transition from LIBOR and other interbank offered rates to alternative reference interest rates. For example, entities can elect not to remeasure the contracts at the modification date or reassess a previous accounting determination if certain conditions are met. Additionally, entities can elect to continue applying hedge accounting for hedging relationships affected by reference rate reform if certain conditions are met. The new standard was effective upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. This ASU was effective for the Company in the third quarter of fiscal year 2020 with no impact to the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU
2017-04,
“Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” ASU
2017-04
modifies the concept of impairment assessment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. Public companies that are SEC filers should adopt the amendment for annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. This ASU will be effective for the Company in the first quarter of fiscal 2021. The Company early adopted this ASU in the fourth quarter of fiscal 2020 with no impact to the Company’s consolidated financial statements.
3.	Revenues from contracts with customers
Contract Assets and Liabilities
A contract asset is recognized when the Company has recognized revenues prior to an invoice for payment. Contract assets are classified separately on the consolidated balance sheets and transferred to accounts receivable when rights to payment become unconditional. No impairment for contract assets was recorded for the years ended June 26, 2020 and June 28, 2019.
A contract liability is recognized when the Company has advance payment arrangements with customers. The contract liabilities balance is normally recognized as revenue within six months.
The following tables summarize the activity in the Company’s contract assets and contract liabilities during the years
ended June 26, 2020 and June 28, 2019:

(amount in thousands)	Contract Assets
Beginning balance, June 28, 2019	$12,447
Revenue recognized	73,476
Amounts collected or invoiced	(72,667)

Ending balance, June 26, 2020	$13,256

(amount in thousands)	Contract Assets
Beginning balance, June 30, 2018	$—
Cumulative effect adjustment upon adoption of ASC 606	9,877
Revenue recognized	112,739
Amounts collected or invoiced	(110,169)

Ending balance, June 28, 2019	$12,447

(amount in thousands)	Contract Liabilities
Beginning balance, June 28, 2019	$2,239
Advance payment received during the year	9,278
Revenue recognized	(9,961)

Ending balance, June 26, 2020	$1,556

(amount in thousands)	Contract Liabilities
Beginning balance, June 30, 2018	$—
Advance payment received during the year	4,458
Revenue recognized	(2,219)

Ending balance, June 28, 2019	$2,239

Revenue by Geographic Area
 and End Market
Total revenues are attributed to a particular geographic area based on the bill-to-location of
the Company’s customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe.
The following table presents total revenues by geographic regions:

(amount in thousands, except percentages)	Year ended June 26, 2020	As a % of Total Revenues	Year ended June 28, 2019	As a % of Total Revenues
North America	$830,888	50.6%	$756,278	47.7%
Asia-Pacific	552,923	33.7	608,386	38.4
Europe	258,025	15.7	219,671	13.9

	$1,641,836	100.0%	$1,584,335	100.0%

The following table sets forth revenues by end market.

(amount in thousands, except percentages)	Year ended June 26, 2020	As a % of Total Revenues	Year ended June 28, 2019	As a % of Total Revenues
Optical communications	$1,248,174	76.0%	$1,184,936	74.8%
Lasers, sensors and other	393,662	24.0	399,399	25.2

	$1,641,836	100.0%	$1,584,335	100.0%

4.	Income taxes
Cayman Islands
Fabrinet is domiciled in the Cayman Islands. Under the current laws of the Cayman Islands, Fabrinet is not subject to tax in the Cayman Islands on income or capital gains until March 6, 2039.
Income of the Company exempted from corporate income tax in the Cayman Islands amounted to $101.9 million, $104.6 million and $58.4 million for the years ended June 26, 2020, June 28, 2019 and June 29, 2018, respectively.

Thailand
Fabrinet Thailand is where the majority of the Company’s operations and production takes place. The Company wa
s not subject to tax from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6, and is not subject to tax from July 2018 through June 2026 on income generated from the manufacture of products at its Chonburi campus.

After June 2020, 50% of our income generated from products manufactured at our Pinehurst campus will be exempted from tax through June 2025.
Such preferential tax treatment is

contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least
15 years
from the date on which preferential tax treatment was granted. Currently, the corporate income tax rate for our Thai subsidiary is
20
%.
People’s Republic of China
The corporate income tax rate for Casix is 25%.
The United States
The Tax Cuts and Jobs Act (“Tax Reform Act”) enacted on December 22, 2017 provided for significant changes to U.S. tax law. Among other provisions, the Tax Reform Act reduced the U.S. corporate income tax rate to 21% effective January 1, 2018.
Accordingly, the Company’s U.S. subsidiaries were subject to a Federal statutory tax rate of 21%
for fiscal year 2020 and fiscal year 2019.
The United Kingdom
The corporate income tax rate for U.K. subsidiaries is 19%.
The Company’s income tax expense consisted of the following:

	Years Ended
(amount in thousands)	June 26, 2020	June 28, 2019	June 29, 2018
Current	$6,274	$4,384	$5,457
Deferred	(511)	894	(1,595)

Total income tax expense	$5,763	$5,278	$3,862

The reconciliation between the Company’s taxes that would arise by applying the statutory tax rate of the country of the Company’s principal operations, Thailand, to the Company’s effective tax charge is shown below:

	Years Ended
(amount in thousands)	June 26, 2020	June 28, 2019	June 29, 2018
Income before income taxes (1)	$119,242	$126,233	$88,029

Tax expense calculated at a statutory corporate income tax rate of 20%	23,848	25,247	17,606
Effect of income taxes from locations with tax rates different from Thailand	577	977	2,657

Income not subject to tax (2)	(20,797)	(21,161)	(12,824)
Income tax on unremitted earnings	1,221	1,260	1,007
Effect of different tax rate in relation to deferred tax utilization	—	—	423
Effect of foreign exchange rate adjustment	382	603	(134)
Tax rebate from research and development application	(1,228)	(649)	(454)
Provision for uncertain income tax position	(641)	(229)	277
Utilization of loss carryforward	—	—	(3,224)
Valuation allowance (reversal of)	2,446	—	(1,587)
Others	(45)	(770)	115

Corporate income tax expense	$5,763	$5,278	$3,862

(1)	Income before income taxes was mostly generated from domestic income in the Cayman Islands.
(2)
Income not subject to tax relates to income earned in the Cayman Islands and income subject to an investment promotion privilege for Pinehurst Building 6 and the Company’s Chonburi campus. Income not subject to tax per ordinary share on a diluted basis was $0.55, $0.57, and $0.34 for the years ended June 26, 2020, June 28, 2019, and June 29, 2018, respectively.

The Company’s deferred tax assets and deferred tax liabilities, net of valuation allowance, at each balance sheet date are as follows:

	As of
(amount in thousands)	June 26, 2020	June 28, 2019
Deferred tax assets:
Depreciation	$1,219	$1,957
Severance liability	2,958	2,012
Reserves and allowance	1,405	1,485
Net operating loss carryforwards	—	1,616
Others	321	13

Total	$5,903	$7,083

	As of
(amount in thousands)	June 26, 2020	June 28, 2019
Deferred tax liabilities:
Temporary differences from intangibles and changes in the fair value of assets acquired	$(336)	$(590)
Deferred tax from unremitted earnings	(4,620)	(4,123)
Others	—	(252)

Total	(4,956)	(4,965)

Net	$947	$2,118

The changes in the valuation allowances of deferred tax assets were as follows:

(amount in thousands)	Valuation allowances of deferred tax assets
Balance as of June 30, 2017	$6,399
Reversal	(5,234)

Balance as of June 29, 2018	1,165
Additional	126

Balance as of June 28, 2019	1,291
Additional	2,437

Balance as of June 26, 2020	$3,728

During fiscal year 2018, one of the Company’s subsidiaries in the U.S. generated taxable income sufficient for the utilization of loss carryforwards due to better operating performance and effective control of operating expenses and management determined that it was more likely than not that future taxable income would be sufficient to allow the benefit of the loss to be realized. As of June 29, 2018, such subsidiary in the U.S. reversed certain deferred tax assets valuation allowance as management expected it was more likely than not that such subsidiary would realize profits in subsequent fiscal years so that the loss carryforwards could be partially utilized. Consequently, as of June 28, 2019, such subsidiary have assessed and set up a partial valuation allowance for the deferred tax assets at the same level as in fiscal year 2018. However, in fiscal year 2020, such subsidiary in the U.S. generated net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future; therefore, management believes it is more likely than not that all of the deferred tax assets of such subsidiary will not be utilized. Thus, a full valuation allowance of $ 2.1 million for the deferred tax assets was set up as of June 26, 2020.
During fiscal year 2020, one of the Company’s subsidiaries in the U.K. also generated net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future; therefore, management believes it is more likely than not that all of the deferred tax assets of such subsidiary
 will not be utilized
.

Thus
, a full valuation allowance
of $1.6 million
for the deferred tax assets was set up as of June 26, 2020
Income tax liabilities have not been established for withholding tax and other taxes that would be payable on the unremitted earnings of Fabrinet Thailand. Such amounts of Fabrinet Thailand are permanently reinvested; unremitted earnings for Fabrinet Thailand totaled $112.3 million and $109.7 million as of June 26, 2020 and June 28, 2019, respectively. Unrecognized deferred tax liabilities for such unremitted earnings were $7.0 million and $6.9 million as of June 26, 2020 and June 28, 2019, respectively.
Deferred tax liabilities of $1.1 million and $1.3 million have been established for withholding tax on the unremitted earnings of Casix for the years ended June 26, 2020 and June 28, 2019, respectively, which are included in non-current
deferred tax liability in the consolidated balance sheets.

Uncertain income tax positions
Interest and penalties related to uncertain income tax positions are recognized in income tax expense. The Company had approximately $0.5 million and $0.8 million of accrued interest and penalties related to uncertain income tax positions on the consolidated balance sheets as of June 26, 2020 and June 28, 2019, respectively. The Company recorded
(reversed) interest and penalties of $0.1 million, $(0.1) million and $0.3 million for the years ended June 26, 2020, June 28, 2019 and June 29, 2018, respectively, in the consolidated statements of operations and comprehensive income. With regard to the Thailand jurisdiction, tax years 2015 through 2019 remain open to examination by the local authorities.
The following table indicates the changes to the Company’s uncertain income tax positions for the years ended June 26, 2020, June 28, 2019 and June 29, 2018 included in other non-current
liabilities.

	Years Ended
(amount in thousands)	June 26, 2020	June 28, 2019	June 29, 2018
Beginning balance	$1,323	$1,445	$1,420
Additions during the year	157	235	25
Release of tax positions of prior years	(510)	(357)	—

Ending balance	$970	$1,323	$1,445

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

	Years Ended
(amount in thousands except per share amounts)	June 26, 2020	June 28, 2019	June 29, 2018
Net income attributable to shareholders	$113,479	$120,955	$84,167

Weighted-average number of ordinary shares outstanding (thousands of shares)	36,908	36,798	37,257
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units and performance share units (thousands of shares)	757	617	778

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,665	37,415	38,035

Basic earnings per ordinary share	$3.07	$3.29	$2.26
Diluted earnings per ordinary share	$3.01	$3.23	$2.21
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (thousands of shares) (1)	99	401	284

(1)
These performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.

6.	Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents,

and short-term investments by category is as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of June 26, 2020
Cash	$218,117	$—	$218,117	$—	$—
Cash equivalents	7,313	—	7,313	—	—
Liquidity funds	41,051	—	—	—	41,051
Certificates of deposit and time deposits	11,800	—	—	—	11,800
Corporate debt securities	159,220	948	—	160,168	—
U.S. agency and U.S. Treasury securities	49,130	544	—	49,674	—

Total	$486,631	$1,492	$225,430	$209,842	$52,851

As of June 28, 2019
Cash	$178,019	$—	$178,019	$—	$—
Cash equivalents	2,820	—	2,820	—	—
Liquidity funds	20,552	—	—	—	20,552
Certificates of deposit and time deposits	35,028	—	—	—	35,028
Corporate debt securities	130,959	297	—	131,256	—
U.S. agency and U.S. Treasury securities	69,552	105	—	69,657	—

Total	$436,930	$402	$180,839	$200,913	$55,580

The cash equivalents include short-term bank deposits, investments in money market funds, and marketable securities with maturities of three months or less at the date of purchase. The effective interest rate on short term bank deposits was 1.8% and 1.9% per annum for the years ended June 26, 2020 and June 28, 2019, respectively.
As of June 26, 2020 and June 28, 2019, 63% and 58%, respectively, of our cash and cash equivalents were held by the Parent Company.
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale
securities based on stated effective maturities as of June 26, 2020:

	June 26, 2020		June 28, 2019
(amount in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$76,127	$76,196	$69,746	$69,830
Due between one to five years	132,223	133,646	130,765	131,083

Total	$208,350	$209,842	$200,511	$200,913

During the year ended June 26, 2020, the Company recognized a realized gain of $0.1 million from sales and maturities of available-for-sale
securities.
As of June 26, 2020 and June 28, 2019, the Company considered the decline in market value of its short-term investments portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the years ended June 26, 2020 and June 28, 2019.
7.	Fair value of financial instruments
Fair value is defined as the exchange price that would be recei
v
ed for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is established, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs for the valuation of an asset or liability as of the measurement date. The three levels of inputs that may be used to measure fair value are defined as follows:
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

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 26, 2020
Assets
Cash equivalents	$—	$7,313		$—	$7,313
Liquidity funds	—	41,051		—	41,051
Certificates of deposit and time deposits	—	11,800		—	11,800
Corporate debt securities	—	160,168		—	160,168
U.S. agency and U.S. Treasury securities	—	49,674		—	49,674
Derivative assets	—	2,230	(1)	—	2,230

Total	$—	$272,236		$—	$272,236

Liabilities
Derivative liabilities	$—	$5,273	(2)	$—	$5,273

Total	$—	$5,273		$—	$5,273

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 28, 2019
Assets
Cash equivalents	$—	$2,820		$—	$2,820
Liquidity funds	—	20,552		—	20,552
Certificates of deposit and time deposits	—	35,028		—	35,028
Corporate debt securities	—	131,256		—	131,256
U.S. agency and U.S. Treasury securities	—	69,657		—	69,657
Derivative assets	—	2,201	(3)		2,201

Total	$—	$261,514		$—	$261,514

Liabilities
Derivative liabilities	$—	$2,591	(4)	$—	$2,591

Total	$—	$2,591		$—	$2,591

(1)	Foreign currency forward contracts with a notional amount of $125.0 million and Canadian dollars of 0.6 million, and option contract with a notional amount of $1.0 million.
(2)	Interest rate swap agreements with an aggregate notional amount of $125.1 million.
(3)	Foreign currency forward contracts with notional amount of $72.0 million and Canadian dollars of $0.6 million.
(4)	Interest rate swap agreement with a notional amount of $64.2 million.
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

Foreign currency forward and option contracts
As a result of foreign currency rate fluctuations, the U.S. dollar equivalent values of the Company’s foreign currency denominated assets and liabilities fluctuate. The Company uses foreign currency forward and option contracts to manage the foreign exchange risk associated with a portion of its foreign currency denominated assets and liabilities and other foreign currency transactions. The Company enters into foreign currency forward and option contracts to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollars with counterparties that meet the Company’s minimum credit quality standard.
The Company may enter into foreign currency forward contracts with maturi
ties of
up to 12 months
to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht, including inventory purchases, payroll and other operating expenses. The Company considers these forward contracts as dual-purpose hedges, that hedge both the foreign exchange fluctuation (i) from inception through the forecasted expenditure, and (ii) any subsequent revaluation of the account payable or accrual. The Company may designate the forward contracts that hedge the foreign exchange fluctuation from inception through the forecasted expenditure as cash flow hedges. The gain or loss on a derivative instrument designated and qualified as a cash flow hedging instrument is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The reclassified amounts are presented in the same income statement line item as the earnings effect of the hedged item. Once the forecasted transactions are recorded, the Company will discontinue the hedging relationship by
de-designating
the derivative instrument and recording subsequent changes in fair value through contract maturity to foreign exchange gain (loss), net in the consolidated statements of operations and comprehensive income as a natural hedge against the Thai baht denominated assets and liabilities.
The Company may also enter into
non-designated
foreign currency forward and option contracts to provide an offset to the re-measurement
of foreign currency denominated assets and liabilities and to hedge certain forecasted exposures. Changes in the fair value of these non-designated
derivatives are recorded through foreign exchange gain (loss), net in the consolidated statements of operations and comprehensive income.
As of June 26, 2020, the Company had 125 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $125.0 million, one foreign currency contract with notional amount of Canadian dollars 0.6 million and one foreign currency option contract with notional amount of $1.0 million with maturity dates ranging from July 2020 through January 2021.

As of June 26, 2020, hedging relationship over foreign currency forward contracts which designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. During the year ended June 26, 2020, the Company recorded an unrealized gain of $1.1
million
from changes in the fair value of these foreign currency forward contracts, designated as hedging instruments, in other comprehensive income in the consolidated statements of operations and comprehensive income. A loss

of $
1.6
million
was reclassified from AOCI to foreign exchange gain (loss), net, cost of revenues, and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income from the discontinuance of cash flow hedge. As of June 26, 2020, the amount in AOCI that is expected to be reclassified into earnings within 12 months as gain
of $2.7 million
.
During the year ended June 26, 2020, the Company included an unrealized loss
 of $
1.2
million from changes in fair value of foreign currency forward and option contracts which were not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the consolidated statements of operations and comprehensive income.
As of June 28, 2019, the Company had 45 outstanding foreign currency forward contracts with an aggregate notional amount of $72.0 million and one foreign currency forward contract with notional amount of Canadian dollar
s

0.6
 million
with maturity dates from July through September 2019. These foreign currency forward contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht and Canadian dollars. During the year ended June 28, 2019, the Company included unrealized

gain of $
4.8
  million from changes in fair value of foreign currency contracts in earnings as foreign exchange gain (loss), net in the consolidated statements of operations and comprehensive income. As of June 28, 2019, the Company had no foreign currency forward contracts designated as cash flow hedges.
Interest rate swap agreements
The Company entered into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of June 26, 2020, the Company had two outstanding interest rate swap agreements with an aggregate notional amount of $125.1 million. As of June 28, 2019, the Company had one outstanding interest rate swap agreement with a notional amount of $64.2 million.
On July 25, 2018, Fabrinet Thailand entered into an interest rate swap agreement to effectively convert the floating interest rate of its term loan under the credit facility agreement with Bank of America (the “BofA Facility Agreement”) to a fixed interest rate of
2.86
% per
annum through the scheduled maturity of the term loan in June 2023 (see Note 16). The Company did not designate this interest rate swap for hedge accounting.
On September 3, 2019, the Company drew down a term loan under a new Credit Facility Agreement with the Bank of Ayudhya Public Company Limited (the “Bank”) (see Note 16) and on September 10, 2019, repaid in full the outstanding term loan under the BofA Facility Agreement (see Note 16). In conjunction with the funding of the new term loan, the Company entered into a second interest rate swap agreement. The combination of both of these interest rate swaps effectively convert the floating interest rate of the Company’s term loan with the Bank to a fixed interest rate of 4.36% per annum through the maturity of the term loan in June 2024.
On September 27, 2019, the Company designated these two interest rate swaps as a cash flow hedge for the Company’s term loan under the Credit Facility Agreement with the Bank. The combination of these two interest rate swaps qualified for hedge accounting based on a regression testing result which proved the hedges are highly effective. In addition, the Company has designated and documented contemporaneously the hedging relationships involving these interest rate swaps. At least quarterly, the Company performs a qualitative effectiveness test on the interest rate swaps to support the continued application of hedge accounting. As of June 26, 2020, the hedging relationship was determined to be highly effective based on the performance of a qualitative effectiveness testing. While the Company intends to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. From September 27, 2019, any gains or losses related to these interest rate swaps will be recorded in AOCI in the consolidated balance sheets, with a portion reclassified from AOCI into earnings at each reporting period based on either the accrued interest amount or the interest payment.
As of June 26, 2020, the amount in AOCI that is expected to be reclassified into earnings within 12 months as loss
is
$0.3 million.
Prior to September 27, 2019, these interest rate swaps were not designated as cash flow hedges and all changes in the fair value of these interest rate swaps were reflected in earnings. During the year
s
ended June 26, 2020 and June 28, 2019, the Company recorded unrealized loss of $1.7 million and $2.6 million, respectively, from changes in the fair value of these interest rate swaps as interest expense in the consolidated statements of operations and comprehensive income.
The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the consolidated statements of operations and other comprehensive income:

		Year Ended
(amount in thousands)	Financial statements line item	June 26, 2020	June 28, 2019
Derivatives gain (loss) recognized in other comprehensive income:
Foreign currency forward contracts	Other comprehensive income	$1,081	$—
Interest rate swaps	Other comprehensive income	(910)	—

Total derivatives gain recognized in other comprehensive income		$171	$—

Derivatives loss ( gain) reclassified from accumulated other comprehensive income into earnings:
Foreign currency forward contracts	Cost of revenues	$2,512	$—
Foreign currency forward contracts	Selling, general and administrative expenses	105	—
Foreign currency forward contracts	Foreign exchange gain (loss), net	(998)	—
Interest rate swaps	Interest expense	(1,220)	—

Total derivatives loss reclassified from accumulated other comprehensive income into earnings		$399	$—

Change in net unrealized gain on derivative instruments		$570	$—

Fair value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	June 26, 2020		June 28, 2019
(amount in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$9	$(611)	$2,201	$—
Interest rate swaps	—	—	—	(2,591)

Derivatives designated as hedging instruments
Foreign currency forward contracts	2,814	(83)	—	—
Interest rate swaps	—	(5,172)	—	—

Derivatives, gross balances	2,823	(5,866)	2,201	(2,591)
Derivatives, gross balances offset in the balance sheet	(593)	593	—	—

Derivatives, net balances	$2,230	$(5,273)	$2,201	$(2,591)

The Company presents its derivatives at net fair values in the consolidated balance sheets.
The Company’s netting arrangements allow net settlements under certain conditions. The Company’s derivative instruments are typically settled monthly or quarterly.
The Company recorded the fair value of derivative financial instruments in the consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet Line Item
Fair Value of Derivative Assets	Other current assets
Fair Value of Derivative Liabilities	Accrued expenses
8.	Trade accounts receivable, net

(amount in thousands)	As of June 26, 2020	As of June 28, 2019
Trade accounts receivable	$273,001	$260,698
Less: Allowance for doubtful account	(336)	(96)

Trade accounts receivable, net	$272,665	$260,602

9.	Inventories

(amount in thousands)	As of June 26, 2020	As of June 28, 2019
Raw materials	$141,522	$113,321
Work in progress	136,344	141,730
Finished goods	17,950	24,916
Goods in transit	13,970	13,645

Inventories	$309,786	$293,612

10.	Other receivable
On October 1, 2019, the Company provided funds in the amount of $24.3 million to a customer to support the customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand. The customer has agreed to repay this amount by September 30, 2020. As of June 26, 2020, the Company recorded the $24.3 million funds as other receivable in the consolidated balance sheet. For the year ended June 26, 2020, the Company classified these funds as an investing activity in the consolidated statement of cash flows.

11.	Restricted cash
As of June 26, 2020 and June 28, 2019, the Company had one outstanding standby letter of credit of 6.0 million Euros related to the Company’s support of a customer with the transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand. As of June 26, 2020 and June 28, 2019, the standby letter of credit was backed by cash collateral of $7.4 million.

12.	Leases
The Company leases facilities under
non-cancelable
operating lease agreements. The Company leases a portion of its capital equipment and vehicles, certain land and buildings for its facilities in Thailand, the Cayman Islands, China, the U.S., the U.K. and Israel under operating lease arrangements that expire at various dates through 2026. Certain of these lease arrangements provide the Company the ability to extend the lease from one to five years following the expiration of the current term. However, the Company may
exclude
s
lease extension options from its ROU assets and lease liabilities as the Company is not reasonably assured that it will exercise these options. None of the lease agreements contain residual value guarantees provided by the lessee. The Company also has one intercompany lease transaction which is a lease of office and manufacturing space between Fabritek and Fabrinet West.
In accordance with ASC 840, rent expense under operating leases amounted to $1.9 million and $1.8 million for the fiscal years ended June 28, 2019 and June 29, 2018, respectively. Amounts of minimum future annual commitments under non-cancelable
operating and finance leases in accordance with ASC 840 were as follows:

	As of June 28, 2019
(amount in thousands)	Operating leases	Finance leases	Total
2020	$1,746	$398	$2,144
2021	1,342	102	1,444
2022	1,219	—	1,219
2023	1,172	—	1,172
Thereafter	230	—	230

Total future minimum operating lease payments	$5,709	$500	$6,209

Operating leases
The
 following table shows the impact of adoption of ASC 842 on the adoption date of June 29, 2019 on the consolidated balance sheets:
Consolidated Balance Sheets

	Impact of Adopting ASC 842
(amount in thousands)	Balance at June 28, 2019	Adjustment	Balance at June 29, 2019
Assets
Operating lease ROU assets	$—	$5,370	$5,370
Liabilities and Shareholders’ Equity
Operating lease liabilities, current	$—	$1,601	$1,601
Operating lease liabilities, non-current	$—	$3,769	$3,769
As of June 26, 2020, the maturities of the Company’s operating lease liabilities were as follows:

(amount in thousands)
2021	$2,313
2022	2,314
2023	2,200
2024	1,176
2025	288
Thereafter	157

Total undiscounted lease payments	8,448
Less imputed interest	(596)

Total present value of lease liabilities	$7,852	(1)

(1)	Includes current portion of operating lease liabilities of $2.0 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term. Rental expense for long-term leases for the year ended June 26, 2020, June 28, 2019 and June 29, 2018 was $2.1 million, $1.9 million and $1.8 million, respectively. Rental expense for short-term leases for the year ended June 26, 2020, June 28, 2019 and June 29, 2018 was $0.2 million, $0.1 million and de minimis amount, respectively.

Finance leases
In connection with the acquisition of Fabrinet UK, the Company assumed the finance lease commitments for certain equipment, with various expiration dates through September 2020. The equipment can be purchased at pre-determined
prices upon expiration of such contracts.
As of June 26, 2020, the Company had finance lease liabilities of $0.1 million, which were recorded under other payables in the consolidated balance sheets.
The following summarizes additional information related to the Company’s operating leases and finance leases:

As of June 26, 2020
Weighted-average remaining lease term (in years)
Operating leases	3.3
Finance leases	0.3
Weighted-average discount rate
Operating leases	3.7%
Finance leases	4.1%

The following information represents supplemental disclosure for the statement of cash flows related to operating and finance leases:

(amount in thousands)	Year Ended June 26, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,326
Financing cash flows from finance leases	$400
ROU assets obtained in exchange for lease liabilities	$8,068
Finance lease assets	$80

13.	Property, plant and equipment, net
The components of property, plant and equipment, net were as follows:

(amount in thousands)	Land and Land Improvements	Building and Building Improvements	Manufacturing Equipment	Office Equipment	Motor Vehicles	Computers	Construction and Machinery Under Installation	Total
As of June 26, 2020
Cost	$45,099	$145,912	$198,036	$5,600	$939	$16,766	$12,657	$425,009
Less: Accumulated depreciation	(17)	(51,393)	(127,397)	(4,135)	(678)	(12,273)	—	(195,893)
Less: Impairment reserve	—	—	(840)	—	—	(2)	—	(842)

Net book value	$45,082	$94,519	$69,799	$1,465	$261	$4,491	$12,657	$228,274

As of June 28, 2019
Cost	$45,080	$142,909	$163,795	$5,029	$870	$13,987	$10,815	$382,485
Less: Accumulated depreciation	(11)	(44,736)	(110,980)	(3,656)	(658)	(10,900)	—	(170,941)
Less: Impairment reserve	—	—	(856)	—	—	(2)	—	(858)

Net book value	$45,069	$98,173	$51,959	$1,373	$212	$3,085	$10,815	$210,686

Leased assets included in manufacturing equipment comprise certain machine and equipment from finance lease agreements assumed from the acquisition of Fabrinet UK.

(amount in thousands)	As of June 26, 2020	As of June 28, 2019
Cost—Finance leases	$1,992	$2,034
Less: Accumulated depreciation	(1,199)	(1,090)

Net book value	$793	$944

Depreciation expense amounted to $
29.7
 million, $
28.7
 million and $
27.4
 million for the years ended June
26
,
2020
, June
28
,
2019
and June
29
,
2018
, respectively, and has been allocated between cost of revenues and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
The cost of fully depreciated property, plant and equipment
written-off
during the years ended June 26, 2020, June 28, 2019 and June 29, 2018 amounted to $2.9 million, $2.0 million and $3.5 million, respectively.
During the year
s
ended June 26, 2020, June 28, 2019 and June 29, 2018, the Company recognized impairment reserves for property, plant and equipment of
$0.8 million
,
$0.9 million and zero, respectively.
During the years ended June 26, 2020, June 28, 2019 and June 29, 2018, the Company had no borrowing costs capitalized
.

14.	Intangibles
The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 26, 2020
Software	$8,317	$(5,577)	$—	$2,740
Customer relationships	4,373	(2,691)	(110)	1,572
Backlog	119	(119)	—	—

Total intangibles	$12,809	$(8,387)	$(110)	$4,312

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 28, 2019
Software	$6,582	$(4,868)	$—	$1,714
Customer relationships	4,373	(2,096)	(104)	2,173
Backlog	119	(119)	—	—

Total intangibles	$11,074	$(7,083)	$(104)	$3,887

In connection with the acquisition of Fabrinet UK, the Company recorded $4.4 million of customer relationships and $0.1 million of backlog in the consolidated balance sheets. As of June 26, 2020 and June 28, 2019, the weighted-average remaining life of customer relationships was 4.6 years and 5.4 years, respectively.
The Company recorded amortization expense relating to intangibles of $1.3 million, $1.2 million and $1.7 million for the years ended June 26, 2020, June 28, 2019 and June 29, 2018, respectively.

Based on the carrying amount of intangibles as of June 26, 2020, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousand)
2021	$1,320
2022	1,542
2023	663
2024	434
2025	205
Thereafter	148

Total	$4,312

15.	Goodwill
In connection with the acquisition of Fabrinet UK, the Company recorded goodwill in the consolidated balance sheets.
The changes in the carrying amount of goodwill were as follows:

(amount in thousands)	Goodwill
Balance as of June 28, 2019	$3,705
Impairment charge	(3,514)
Foreign currency translation adjustment	(191)

Balance as of June 26, 2020	$—

As of June 26, 2020, the Company performed the annual impairment test for goodwill. The impairment test includes both qualitative and quantitative factors to assess the likelihood of an impairment. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities. Qualitative factors include industry and market considerations, overall financial performance, and other relevant events and factors affecting the reporting unit. The quantitative impairment test was performed by using an income approach. Fair value is estimated based on the discounted cash flow model that the subject assets can be expected to generate over their remaining useful life. Key assumptions used to determine projected cash flow were revenue growth rate, estimated costs and operating expenses and discount rates based on a reporting unit’s weighted average cost of capital. As a result of goodwill impairment testing, the carrying amount of the reporting unit exceeded its fair value, and the Company recognized goodwill impairment loss of $3.5 million in selling, general and administrative expenses in the consolidated statements of operations and comprehensive income. As of June 28, 2019, no goodwill impairment had been recognized.

16.	Borrowings
The Company’s total borrowings, including current and
non-current
portions of long-term borrowings, consisted of the following:
(amount in thousands)

Rate	Conditions	Maturity	As of June 26, 2020	As of June 28, 2019
Long-term borrowings, current portion, net:
Long-term borrowings, current portion			$12,188	$3,250
Less: Unamortized debt issuance costs—current portion			(32)	—

Long-term borrowings, current portion, net			$12,156	3,250

Long-term borrowings, non-current portion, net:
Term loan borrowings:
1-month LIBOR +1.50% per annum (1)	Repayable in quarterly installments	June 2023	$—	$60,938
3-month LIBOR +1.35% per annum (1)	Repayable in quarterly installments	June 2024	51,797	—
Less: Current portion			(12,188)	(3,250)
Less: Unamortized debt issuance costs— non-current portion			(95)	—

Long-term borrowings, non-current portion, net			$39,514	$57,688

(1)	We have entered into interest rate swaps that effectively fix a series of our future interest payments on our term loans. Refer to Note 7.
The movements of long-term borrowings were as follows for the years ended June 26, 2020 and June 28, 2019:

	Years ended
(amount in thousands)	June 26, 2020	June 28, 2019
Opening balance	$60,938	$64,188
Borrowings during the period	60,938	—
Repayments during the period	(70,079)	(3,250)

Closing balance	$51,797	$60,938

As of June 26, 2020, the future maturities of long-term borrowings during each fiscal year were as follows:

(amount in thousand)
2021	$12,188
2022	15,233
2023	12,188
2024	12,188

Total	$51,797

Credit facilities agreements:
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
Under the Credit Facility Agreement, on August 20, 2019, the Borrower and the Bank entered into a Term Loan Agreement pursuant to which the Borrower drew down on September 3, 2019 a term loan in the original principal amount of $60.9 million. The proceeds from the term loan, together with cash on hand, were used to repay outstanding obligations under the
BofA Facility Agreement.
The term loan accrues interest at
3-month
LIBOR plus 1.35% and is repayable in quarterly installments of $3.0 million, commencing on September 30, 2019. The term loan will mature on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be re-borrowed.
During the year ended June 26, 2020, the Company recorded $1.5 million of interest expense in connection with this term loan.
Any borrowings under the Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt to equity ratio less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. As of June 26, 2020, the Company was in compliance with all of its financial covenants under the Term Loan Agreement.
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
At June 26, 2020, there was $51.8 million outstanding under the term loan.
Bank of America, N.A.
On May 22, 2014, the Company and a consortium of banks entered into a syndicated senior credit facility agreement led by Bank of America (the “BofA Facility Agreement”). The BofA Facility Agreement provided for a $200.0 million credit line, comprised of a $150.0 million revolving loan facility and a $50.0 million delayed draw term loan facility.
From time to time, the Company amended the BofA Facility Agreement, before repaying all outstanding amounts under the agreement and terminating such agreement on September 10, 2019.

The most recent amendment on June 4, 2018 (i) reduced the revolving commitments thereunder from $150.0 million to $25.0 million, (ii) refinanced the outstanding amounts under the revolving loan and term loan facilities into a $65.0 million term loan which was to be repaid in quarterly installments through the maturity date of June 4, 2023, and (iii) reduced the interest rate margins and commitment fees. The term loan bore interest, at the Company’s option, at a rate per annum equal to a LIBOR rate plus a spread of 1.50% to 2.25%, or a base rate plus a spread of 0.50% to 1.25%. During the year
s
ended June 26, 2020 and June 28, 2019, the Company recorded $0.5 million and $2.4 million, respectively, of interest expense in connection with this term loan.
On September 10, 2019, the Company fully repaid $61.0 million in principal, accrued interest and other fees under the agreement. The early termination of this agreement did not trigger any early termination fees. A
s of
June 26, 2020, there were no amounts outstanding under the Bof
A
 Facility Agreement. A
s
of
June 28, 2019, there was $60.9 million outstanding under the
BofA Facility
Agreement, related to the term loan.

17.	Severance liabilities
The following table provides information regarding severance liabilities:

	Years Ended
(amount in thousands)	June 26, 2020	June 28, 2019
Changes in severance liabilities
Balance, beginning of the fiscal year	$15,473	$10,390
Current service cost	$1,907	$2,345
Prior service cost (1)	—	2,537
Interest cost	462	352
Benefit paid	(48)	(274)
Actuarial ( gain ) loss on obligation	(117)	130
Foreign currency translation	(4)	(7)

Balance, end of the fiscal year	$17,673	$15,473

Changes in plan assets
Balance, beginning of the fiscal year	$317	$299
Actual return on plan assets	$(34)	$(7)
Employer contributions	18	36
Benefit paid	—	—
Foreign currency translation	(7)	(11)

Balance, end of the fiscal year	$294	$317

Underfunded status	$(17,379)	$(15,156)

(1)	Prior service cost is the change in Projected Benefit Obligation resulting from changes to employee benefits from local law changes.
The amount recognized in the consolidated balance sheets under non-current
liabilities and
non-current
assets were determined as follows:

(amount in thousands)	As of June 26, 2020	As of June 28, 2019
Non-current assets	$—	$53
Non-current liabilities	$17,379	$15,209

The following table provides information regarding accumulated benefit obligations:

(amount in thousands)	As of June 26, 2020	As of June 28, 2019
Accumulated benefit obligations	$11,864	$10,208
The following table sets forth the plan assets at fair value as of June 26, 2020 and June 28, 2019.

(amount in thousands)		Fair value measurement as of June 26, 2020
	Total	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other (1)	$294	$160	$134

Total Assets	$294	$160	$134

(amount in thousands)		Fair value measurement as of June 28, 2019
	Total	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other (1)	$317	$183	$134

Total Assets	$317	$183	$134

(1)	The “Other” category represents the bid value of the trustees’ insurance policy held with Old Mutual Wealth and the value of assets held with Royal London.
The Trustees have chosen to invest in the following funds:

Fund	% of Total
Old Mutual Wealth Invesco Perpetual High Income	38%
Old Mutual Wealth Creation Balanced Portfolio	17%
Royal London Deposit Administration	45%
The Old Mutual Wealth assets are administered on unit-linked principles and allow access to a range of funds; these have been treated as Level 2 fair value measurement.
The Royal London assets are administered on a deposit administration basis. This is similar to a with profits fund but with a lower exposure to the stock market. The policy is invested in a mix of assets, mainly UK Government bonds and Corporate bonds, the returns of which are smoothed over time. These assets are considered as unobservable inputs and have been treated as Level 3 fair value measurement because the fair value of which is based on the previous year end observable value and other unobservable inputs such as declared rates of bonus plus an enhancement on the policy for this scheme.
The principal actuarial assumptions used were as follows:
Weighted average actuarial assumptions used to determine severance liabilities

Years Ended
	June 26, 2020	June 28, 2019	June 29, 2018
Discount rate	0.4% - 3.1%	2.3% - 3.2%	2.5% - 3.7%
Future salary increases	3.5% - 10.0%	3.5% - 10.0%	3.5% - 10.0%

Weighted average actuarial assumptions used to determine benefit costs

	Years Ended
	June 26, 2020	June 28, 2019	June 29, 2018
Discount rate	2.3% - 3.2%	2.5% - 3.7%	1.9% - 3.6%
Expected long-term rate of return on assets	2.1%	1.6%	1.9%

18.	Share-based compensation
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
The effect of recording share-based compensation expense for the years ended June 26, 2020, June 28, 2019 and June 29, 2018 was as follows:

	Years Ended
(amount in thousands)	June 26, 2020	June 28, 2019	June 29, 2018
Share-based compensation expense by type of award:
Restricted share units	$16,555	$14,691	$17,143
Performance share units	5,648	2,466	5,438

Total share-based compensation expense	22,203	17,157	22,581
Tax effect on share-based compensation expense	—	—	—

Net effect on share-based compensation expense	$22,203	$17,157	$22,581

Share-based compensation expense was recorded in the consolidated statements of operations and comprehensive income as follows:

	Years Ended
(amount in thousands)	June 26, 2020	June 28, 2019	June 29, 2018
Cost of revenue	$6,098	$5,656	$6,784
Selling, general and administrative expense	16,105	11,501	15,797

Total share-based compensation expense	$22,203	$17,157	$22,581

The Company did not capitalize any share-based compensation expense as part of any asset costs during the years ended June 26, 2020, June 28, 2019 and June 29, 2018.
Share-based award activity
On December 12, 2019, the Company’s shareholders approved Fabrinet’s 2020 Equity Incentive Plan (the “2020 Plan”). Upon the approval of the 2020 Plan, Fabrinet’s Amended and Restated 2010 Performance Incentive Plan (the “2010 Plan”) was simultaneously terminated. The 2020 Plan provides for the grant of equity awards thereunder with respect to (i) 1,700,000 ordinary shares, plus (ii) up to 1,300,000 ordinary shares that, as of immediately prior to the termination of the 2010 Plan, had been reserved but not issued pursuant to any awards granted under the 2010 Plan and are not subject to any awards thereunder. Upon termination of the 2010 Plan, 1,281,619 ordinary shares were reserved for issuance under the 2020 Plan pursuant to clause (ii) of the preceding sentence. As of June 26, 2020, there were 51,916 restricted share units outstanding, 3,836 performance share units outstanding and 2,923,551 ordinary shares available for future grant under the 2020 Plan.
As of June 26, 2020, there were 721,514 restricted share units and 436,304 performance share units outstanding under the 2010 Plan. No ordinary shares are available for future grant under the 2010 Plan.
On November
2
,
2017
, the Company adopted the
2017
Inducement Equity Incentive Plan (the “
2017
Inducement Plan”) with a reserve of
160,000
ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The
2017
Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual. As of
June 26, 2020
, there were an aggregate of
24,327
restricted share units outstanding and
111,347
ordinary shares available for future grant under the
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

During the year ended June 26, 2020, there was no movement of share option.
The fair value of each share option grant was determined by the Company using the methods and assumptions discussed below. Each of these inputs is subjective and generally requires significant judgment and management estimate to determine.

The total fair value of share options vested during the years ended June 26, 2020, June 28, 2019 and June 29, 2018 was nil. The total intrinsic value of options exercised during the years ended June 26, 2020, June 28, 2019 and June 29, 2018 was nil, nil and $2.0 million, respectively. In conjunction with these option exercises, there was no tax benefit realized by the Company due to the fact that it is exempted from income tax.
Valuation Method
—The Company estimated the fair value of the Company’s ordinary shares to be used in the BSM by taking into consideration a number of assumptions, as discussed below.
Expected Dividend
—The Company used zero as an annualized dividend yield since it did not anticipate pay ing
any cash dividends in the near future.
Expected Volatility
—The Company determined the expected volatility based on the Company’s historical volatility over the last four years.
Risk-Free Interest Rate
—The Company based the risk-free interest rate on the implied yield currently available on U.S. Treasury zero-coupon
issues with a remaining term equivalent to the expected term of the option.
Expected Term
—Expected terms used in the BSM represent the periods that the company’s share options are expected to be outstanding and are determined based on the Company’s historical experience of similar awards, giving consideration to the contractual terms of the share options, vesting schedules and expectations of future employee behavior.
Vesting Period
—Fabrinet’s share options generally vest and become exercisable over a four-year period, and expire seven years from the date of grant. For an initial grant, 25 percent of the underlying shares subject to an option vest 12 months after the vesting commencement date and 1/48 of the underlying shares vest monthly over each of the subsequent 36 months. In the case of any additional grants to an optionholder, 1/48 of the underlying shares subject to an option vest monthly over four years, commencing one month after the vesting commencement date.
Fair Value
—The fair value of Fabrinet’s share options granted to employees was estimated using the weighted-average for each assumption of expected volatility, risk-free rate of return, and expected term.
Restricted share units and performance share units
Restricted share units and performance share units have been granted under the Equity Incentive
Plans
.
Restricted share units granted to employees generally vest in equal installments over three or four years on each anniversary of the vesting commencement date. Restricted share units granted to non-employee
directors generally cliff vest 100% on the first of January, approximately
one year from the grant date, provided the director continues to serve through such date.
Performance share units granted to executives will vest, if at all, at the end of a two-year
performance period based on the Company’s achievement of
pre-defined
performance criteria, which consist of revenue and
non-
U.S.
GAAP
gross margin or operating margin targets. The actual number of performance share units that may vest at the end of the performance period ranges from 0% to 100% of the award grant.

The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2017	1,058,605	$31.59
Granted	552,637	$35.95
Issued	(436,867)	$27.81
Forfeited	(100,795)	$33.62

Balance as of June 29, 2018	1,073,580	$35.19
Granted	391,328	$50.02
Issued	(515,482)	$34.18
Forfeited	(148,675)	$38.42

Balance as of June 28, 2019	800,751	$42.48
Granted	367,088	$50.87
Issued	(335,355)	$40.98
Forfeited	(34,727)	$44.59

Balance as of June 26, 2020	797,757	$46.88

Expected to vest as of June 26, 2020	697,093	$46.81

The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2017	227,268	$40.48
Granted	378,624	$37.16
Issued	—	—
Forfeited	—	—

Balance as of June 29, 2018	605,892	$38.41
Granted	201,994	$48.02
Issued	(227,268)	$40.48
Forfeited	(32,118)	$40.47

Balance as of June 28, 2019	548,500	$40.97
Granted	242,310	$48.65
Issued	—	—
Forfeited	(350,670)	$36.99

Balance as of June 26, 2020	440,140	$48.37

Expected to vest as of June 26, 2020	378,928	$48.37

The fair value of restricted share units and performance share units is based on the market value of our ordinary shares on the date of grant.
The total fair value of restricted share units and performance share units vested during the year
s
ended June 26, 2020, June 28, 2019 and June 29, 2018 was $13.7 million, $26.8 million and $12.2 million, respectively. The aggregate intrinsic value of restricted share units and performance share units outstanding as of June 26, 2020 was $73.5 million.
As of June 26, 2020, there was $12.2 million and $5.6 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity
Incentive Plans that is expected to be recorded over a weighted-average period of 2.4 years and 1.1 years, respectively.

For the years ended June 26, 2020 and June 28, 2019, the Company withheld an aggregate of 94,141 shares and 235,730 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the years ended June 26, 2020 and June 28, 2019, the Company then remitted cash of $4.9 million and $10.6 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the consolidated statements of cash flows. The payment had the effect on shares issued by the Company as it reduced the number of shares that would have been issued on the vesting date and was recorded as a reduction of additional paid-in
capital.

19.	Employee benefit plans
Employee contribution plan
The Company operates a defi
n
ed contribution plan, known as a provident fund, in its subsidiaries in Thailand and the United Kingdom. The assets of these plans are in separate trustee-administered funds. The provident fund is funded by matching payments from employees and by the subsidiaries on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company’s contributions to the provident fund amounted to $5.5 million, $4.8 million and $4.2 million during the years ended June 26, 2020, June 28, 2019 and June 29, 2018, respectively.
The Company sponsors the Fabrinet U.S. 401(k) Retirement Plan (“401(k) Plan”), a Defined Contribution Plan under ERISA, at its subsidiaries in the United States which provides retirement benefits for eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 80% of their annual compensation, subject to annual contributions limits established by the Internal Revenue Service. The Company provides for a 100% match of employees’ contributions to the 401(k) Plan up to the first 6% of annual compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $0.7 million, $0.8 million and $0.7 million during the years ended June 26, 2020, June 28, 2019 and June 29, 2018, respectively.
Executive incentive plan and employee performance bonuses
For the years ended June 26, 2020 and June 28, 2019, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and
non-U.S.
GAAP operating margin or gross margin targets. During the years ended June 26, 2020, June 28, 2019 and June 29, 2018, discretionary merit-based bonus awards were also available to Fabrinet’s non-executive
employees.
Bonus distributions to employees were $8.7 million, $7.6 million and $4.0 million for the years ended June 26, 2020, June 28, 2019 and June 29, 2018, respectively.

20.	Shareholders’ equity
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the year ended June 26, 2020, Fabrinet issued 241,214 ordinary shares upon the vesting of restricted share units and performance share units, net of shares withheld.
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
During the year ended June 26, 2020, 355,000 shares were repurchased under the program, at an average price per share of $58.37, totaling $20.7 million. As of June 26, 2020, the Company had a remaining authorization to purchase up to $41.5 million of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

21.	Accumulated other comprehensive income (loss) (“AOCI”)
The changes in AOCI for the years ended June 26, 2020 and June 28, 2019 were as follows:

(amount in thousands)	Unrealized Gains (Losses) on Available-for-sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 29, 2018	$(1,091)	$33	$—	$(199)	$(1,257)
Other comprehensive income before reclassification	1,845	—	(2,537)	(634)	(1,326)
Amounts reclassified from AOCI	198	(1)	—	—	197
Tax effects	—	—	—	—	—

Other comprehensive income	2,043	(1)	(2,537)	(634)	(1,129)

Balance as of June 28, 2019	952	32	(2,537)	(833)	(2,386)
Other comprehensive income before reclassification	634	171	—	(397)	408
Amounts reclassified from AOCI	(96)	399	528	—	831
Tax effects	—	—	—	—	—

Other comprehensive income	538	570	528	(397)	1,239

Balance as of June 26, 2020	$1,490	$602	$(2,009)	$(1,230)	$(1,147)

The following table presents the
pre-tax
amounts reclassified from AOCI into the consolidated statements of operations and comprehensive income for the years ended June 26, 2020 and June 28, 2019, respectively.

(amount in thousands)		Years ended
AOCI components	Financial statements line item	June 26, 2020	June 28, 2019
Unrealized gains (losses) on available-for-sale securities	Interest income	$(96)	$198
Unrealized gains (losses) on derivative instruments	Cost of revenues	2,512	—
Unrealized gains (losses) on derivative instruments	Selling, general and administrative expenses	105	(1)
Unrealized gains (losses) on derivative instruments	Foreign exchange loss, net	(998)	—
Unrealized gains (losses) on derivative instruments	Interest expense	(1,220)	—
Retirement benefit plan – Prior service cost	Selling, general and administrative expenses	528	—

Total amounts reclassified from AOCI		$831	$197

22.	Commitments and contingencies
Letter of credit and bank guarantees
As of June 26, 2020 and June 28, 2019, the Company had one outstanding standby letter of credit of 6.0 million Euros, related to the Company’s support of a customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand. As of June 26, 2020 and June 28, 2019, the standby letter of credit was backed by cash collateral of $7.4 million.
As of June 26, 2020 and June 28, 2019, there were outstanding bank guarantees given by a bank on behalf of our subsidiary in Thailand for electricity usage and other normal business expenses totaling $1.6 million and there were other bank guarantees given by a bank on behalf of our subsidiaries in China and the U.K. to support their operations of
 $0.1 million and $25 thousand, respectively.
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
As of June 26, 2020, the Company had an outstanding commitment to third parties of $11.1 million.
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

23.	Business segments and geographic information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is Fabrinet’s Chief Executive Officer. As of June 26, 2020, June 28, 2019 and June 29, 2018, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
Total revenues are attributed to a particular geographic area based on the bill-to-location
of the Company’s customer. The Company operates in three geographic regions: North America, Asia-Pacific and Europe.

The following table presents total revenues by geographic regions:

	Years Ended
(amount in thousands)	June 26, 2020	June 28, 2019	June 29, 2018
North America	$830,888	$756,278	$643,236
Asia-Pacific	552,923	608,386	519,203
Europe	258,025	219,671	209,486

Total	$1,641,836	$1,584,335	$1,371,925

As of June 26, 2020 and June 28, 2019, the Company had approximately $29.5 million and $31.4 million, respectively, of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific and Europe.
The following table presents revenues by end market:

	Years Ended
(amount in thousands)	June 26, 2020	June 28, 2019	June 29, 2018
Optical communications	$1,248,174	$1,184,936	$1,000,256
Lasers, sensors, and other	393,662	399,399	371,669

Total	$1,641,836	$1,584,335	$1,371,925

Significant customers
Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Years Ended
	June 26, 2020	June 28, 2019	June 29, 2018
Lumentum Operations LLC	19%	20%	16%
Acacia Communications Inc.	10%	*	*
Infinera Corporation	10%	*	*

*	Represents less than 10% of total revenues.
Accounts receivable from individual customers representing 10% or more of accounts receivable as of June 26, 2020 and June 28, 2019, respectively, were as follows:

	As of June 26, 2020	As of June 28, 2019
Lumentum Operations LLC	20%	23%
Acacia Communications Inc.	13%	12%

24.	Financial instruments
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

The Company enters into short-term foreign currency forward and option contracts to manage foreign currency exposures associated with certain assets, liabilities and other forecasted foreign currency transactions and may designate these instruments as hedging instruments. The foreign currency forward and option contracts generally have maturities of up to twelve months. All foreign currency exchange contracts are recognized on the consolidated balance sheets at fair value. Gain or loss on the Company’s derivative instruments generally offset the assets, liabilities and transactions economically hedged.
Foreign currency risk
The Company operates internationally and is exposed to foreign exchange risk arising from various currency exposures primarily with respect to the Thai baht, Chinese Renminbi (“RMB”) and Pound sterling (“GBP”).
As of June 26, 2020 and June 28, 2019, the Company had outstanding foreign currency assets and liabilities as follows:

	As of June 26, 2020		As of June 28, 2019
(amount in thousands)	Currency	$	Currency	$
Assets
Thai baht	667,955	$21,617	664,860	$21,628
RMB	158,060	22,402	53,393	7,767
GBP	6,220	7,726	5,270	6,682

Total		$51,745		$36,077

Liabilities
Thai baht	2,102,392	$68,039	1,961,972	$63,825
RMB	42,586	6,036	26,373	3,836
GBP	1,545	1,919	2,598	3,294

Total		$75,994		$70,955

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. The Company manages its exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 26, 2020 there were $126.0 million of foreign currency forward and option contracts outstanding on the Thai baht payables. As of June 28, 2019, there were $72.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of June 26, 2020 and June 28, 2019, there were no derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, inventory and property, plant and equipment. The GBP liabilities represent trade accounts payable. As of June 26, 2020 and June 28, 2019, there were no derivative contracts denominated in GBP.
For fiscal year 2020, fiscal year 2019, and fiscal year 2018, the Company recorded unrealized loss of $1.2 million, unrealized gain of $4.8 million, and unrealized loss of $1.7 million, respectively, related to derivatives that are not designated as hedging instruments in its consolidated statements of operations and comprehensive income.

Interest Rate Risk
The Company’s principal interest bearing assets are time deposits and short-term investments with maturities of three years or less held with high quality financial institutions. The Company’s principal interest bearing liabilities are bank loans which bear interest at floating rates.
The Company entered into interest rate swap agreements (the “Swap Agreements”) to manage this risk and increase the profile of the Company’s debt obligation. The terms of the Swap Agreements allow the Company to effectively convert the floating interest rate to a fixed interest rate. This locks the variable in interest expenses associated with our floating rate borrowings and results in fixed interest expenses, which is unsusceptible to market rate increase. The Company designated the Swap Agreements as a cash flow hedge, and they qualify for hedge accounting because the hedges are highly effective. While the Company intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. From September 27, 2019, any gains or losses related to these outstanding interest rate swaps will be recorded in accumulated other comprehensive income in the consolidated balance sheets, with subsequent reclassification to interest expense when settled.

25.	Subsequent Event
In August 2020, the Company’s board of directors approved the repurchase of up to an additional $58.5 million of Fabrinet’s outstanding ordinary shares, bringing the aggregate authorization under Fabrinet’s existing share repurchase program to $168.5 million.

UNAUDITED QUARTERLY FINANCIAL INFORMATION
The following table sets forth a summary of the Company’s quarterly financial information for each of the four quarters in the fiscal years ended June 26, 2020 and June 28, 2019:

	Three Months Ended
(in thousands, except per share data)	Jun 26, 2020	Mar 27, 2020	Dec 27, 2019	Sep 27, 2019	Jun 28, 2019	Mar 29, 2019	Dec 28, 2018	Sep 28, 2018
Total revenues	$405,113	$411,210	$426,217	$399,296	$405,127	$398,951	$403,080	$377,177

Gross profit	$46,624	$44,336	$49,158	$45,987	$46,626	$46,758	$45,564	$40,276

Net income	$28,024	$28,267	$31,231	$25,957	$32,957	$28,635	$31,513	$27,850

Basic net income per share:
Net income	$0.76	$0.76	$0.84	$0.70	$0.89	$0.78	$0.86	$0.76

Weighted-average shares used in basic net income per share calculations	36,723	36,987	37,011	36,913	36,836	36,891	36,841	36,625

Diluted net income per share:
Net income	$0.75	$0.75	$0.83	$0.69	$0.88	$0.76	$0.84	$0.75

Weighted-average shares used in diluted net income per share calculations	37,571	37,797	37,763	37,529	37,511	37,539	37,471	37,140

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of June 26, 2020. In making this assessment, management used the criteria described in
Internal Control -Integrated Framework
(2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of the end of fiscal year 2020, based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO. The effectiveness of our internal control over financial reporting as of June 26, 2020 has been audited by PricewaterhouseCoopers ABAS Ltd., an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	OTHER INFORMATION.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form
10-K
(the “2020 Proxy Statement”).

ITEM 11.	EXECUTIVE COMPENSATION.
Information responsive to this item is incorporated herein by reference to our 2020 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information responsive to this item is incorporated herein by reference to our 2020 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information responsive to this item is incorporated herein by reference to our 2020 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information responsive to this item is incorporated herein by reference to our 2020 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on
Form 10-K:
1. Financial Statements
: See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form
10-K.
2. Financial Statement Schedules
: All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.
3. Exhibits
: We have filed, or incorporated by reference into this Annual Report on Form
10-K,
the exhibits listed in Item 15(b) of this Annual Report on Form
10-K.

(b)	Exhibits:

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein

		Form	Exhibit No.	Filing Date	File No.

3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	3.1	May 3, 2010	333-163258

4.1	Specimen Ordinary Share Certificate	S-1/A	4.1	June 14, 2010	333-163258

4.2	Description of Fabrinet’s Securities	10-K	4.2	August 20, 2019	001-34775

10.1.1+	2010 Performance Incentive Plan, as amended and restated	8-K	10.1	December 15, 2017	001-34775

10.1.2+	2010 Performance Incentive Plan – Form of Share Option Agreement	10-Q	10.2	February 5, 2013	001-34775

10.1.3+	2010 Performance Incentive Plan – Form of Restricted Share Agreement	10-Q	10.3	February 5, 2013	001-34775

10.1.4+	2010 Performance Incentive Plan – Form of Restricted Share Unit Agreement	10-Q	10.4	February 5, 2013	001-34775

10.1.5+	2010 Performance Incentive Plan – Form of Performance Share Unit Agreement	10-Q	10.5	November 9, 2016	001-34775

10.2.1+	2017 Inducement Equity Incentive Plan	S-8	99.1.1	November 8, 2017	333-221423

10.2.2+	2017 Inducement Equity Incentive Plan – Form of Restricted Share Unit Agreement	S-8	99.1.2	November 8, 2017	333-221423

10.2.3+	2017 Inducement Equity Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	S-8	99.1.3	November 8, 2017	333-221423

10.3.1+	2020 Equity Incentive Plan	S-8	99.1	December 12, 2020	333-235462

10.3.2+	2020 Equity Incentive Plan – Form of Restricted Share Unit Agreement	S-8	99.2	December 12, 2020	333-235462

10.3.3+	2020 Equity Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	S-8	99.3	December 12, 2020	333-235462

10.4+	Letter agreement, dated August 14, 2019, regarding amendment of David T. Mitchell’s RSUs	8-K	10.1	August 20, 2019	001-34755

10.5+	Offer letter, dated September 20, 2017, by and between Seamus Grady and Fabrinet	8-K	10.1	September 25, 2017	001-34755

Exhibit Number	Description	Incorporated by reference herein

		Form	Exhibit No.	Filing Date	File No.

10.6+	Change in Control and Severance Agreement, dated February 26, 2019, by and between Seamus Grady and Fabrinet	8-K	10.1	February 28, 2019	001-34755

10.7+	Amended and Restated Offer Letter, dated January 9, 2018, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	8-K	10.1	May 8, 2018	001-34755

10.8+	Employment Agreement, dated July 1, 2007, by and between Dr. Harpal Gill and Fabrinet Co., Ltd.	S-1	10.5	November 7, 2007	333-147191

10.9+	Amended and restated offer letter, dated February 1, 2020, between Toh-Seng Ng and Fabrinet USA, Inc.	8-K	10.1	February 3, 2020	001-34755

10.10+	Amended and restated offer letter, dated March 17, 2020, between Csaba Sverha and Fabrinet USA, Inc.	10-Q	10.2	May 5, 2020	001-34755

10.11+	Description of Fiscal 2020 Executive Incentive Plan	8-K, Item 5.02	N/A	August 20, 2019	001-34755

10.12+	Description of Fiscal 2021 Executive Incentive Plan	8-K, Item 5.02	N/A	August 17, 2020	001-34755

10.13+	Form of Indemnification Agreement	S-1/A	10.10	January 28, 2010	333-163258

10.14	Manufacturing Agreement, dated May 29, 2005, by and between the registrant and FBN New Jersey Holdings Corp.	S-1	10.10	November 7, 2007	333-147191

10.15	Manufacturing Agreement, dated January 2, 2000, by and between the registrant and Fabrinet Co., Ltd.	S-1	10.11	November 7, 2007	333-147191

10.16	Administrative Services Agreement, dated January 2, 2000, by and between the registrant and Fabrinet USA, Inc.	S-1	10.12	November 7, 2007	333-147191

10.17	Administrative Services Agreement, dated July 3, 2008, by and between the registrant and Fabrinet Pte. Ltd.	S-1	10.14	November 20, 2009	333-163258

Exhibit Number	Description	Incorporated by reference herein

		Form	Exhibit No.	Filing Date	File No.

10.18	Credit Facility Agreement, dated as of August 20, 2019, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	8-K	10.1	September 12, 2019	001-34775

10.19	Term Loan Agreement, dated as of August 20, 2019, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	8-K	10.2	September 12, 2019	001-34775

10.20†	Primary Contract Manufacturing Agreement, dated January 1, 2008, by and between JDS Uniphase Corporation and the registrant	S-1/A	10.27	January 19, 2010	333-163258

21.1	List of Subsidiaries	10-K	21.1	August 20, 2019	001-34755

23.1	Consent of PricewaterhouseCoopers ABAS Ltd.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

Exhibit Number	Description	Incorporated by reference herein

		Form	Exhibit No.	Filing Date	File No.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates management contract or compensatory plan.
†	Confidential treatment has been granted for portions of this exhibit.

(c)	Financial Statement Schedules: See Item 15(a)(2), above.

ITEM 16.	FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 18, 2020.

FABRINET

By:	/S/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President and Chief Financial Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Seamus Grady and Csaba Sverha and each of them, as his true and lawful attorney-in-fact
and agent with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form
10-K
and to file the same, with all exhibits thereto and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact
and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that said attorney-in-fact
and agent, or his substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ SEAMUS GRADY Seamus Grady	Chief Executive Officer (Principal Executive Officer) and Director	August 18, 2020

/S/ CSABA SVERHA Csaba Sverha	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 18, 2020

/S/ DAVID T. MITCHELL David T. Mitchell	Chairman of the Board of Directors	August 18, 2020

/S/ HOMA BAHRAMI Homa Bahrami	Director	August 18, 2020

/S/ GREGORY P. DOUGHERTY Gregory P. Dougherty	Director	August 18, 2020

/S/ THOMAS F. KELLY Thomas F. Kelly	Director	August 18, 2020

/S/ FRANK H. LEVINSON Frank H. Levinson	Director	August 18, 2020

/S/ ROLLANCE E. OLSON Rollance E. Olson	Director	August 18, 2020