Form 10-Q
period 2020-09-25
Fabrinet
filed 2020-11-03
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 25, 2020
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
of the Exchange Act).    ☐  Yes    ☒  No
As
of
 October 23, 2020, the registrant had 36,938,451 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM
10-Q
QUARTER ENDED SEPTEMBER 25, 2020

Page No.
PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets as of September 25, 2020 (unaudited) and June 26, 2020	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended September 25, 2020 and September 27, 2019 (unaudited)	4

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended September 25, 2020 and September 27, 2019 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the three months ended September 25, 2020 and September 27, 2019 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION	43

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 6. Exhibits	60

Signature	61

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	September 25, 2020	June 26, 2020
Assets
Current assets
Cash and cash equivalents	$189,201	$225,430
Short-term restricted cash	7,402	7,402
Short-term investments	307,238	262,693
Trade accounts receivable, net of allowance for doubtful accounts of $186 and $336 , respectively	289,162	272,665
Contract assets	11,757	13,256
Inventories	339,429	309,786
Other receivable	24,310	24,310
Prepaid expenses	4,095	5,399
Other current assets	7,827	14,508

Total current assets	1,180,421	1,135,449

Non-current assets
Property, plant and equipment, net	227,623	228,274
Intangibles, net	4,147	4,312
Operating right-of-use assets	7,228	8,068
Deferred tax assets	5,766	5,675
Other non-current assets	221	202

Total non-current assets	244,985	246,531

Total Assets	$1,425,406	$1,381,980

Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$12,156	$12,156
Trade accounts payable	284,173	251,603
Fixed assets payable	9,616	15,127
Contract liabilities	966	1,556
Operating lease liabilities, current portion	2,098	1,979
Income tax payable	2,940	2,242
Accrued payroll, bonus and related expenses	18,881	19,265
Accrued expenses	10,077	8,979
Other payables	14,542	21,514

Total current liabilities	355,449	334,421

Non-current liabilities
Long-term borrowings, non-current portion, net	36,475	39,514
Deferred tax liability	4,927	4,729
Operating lease liability, non-current portion	4,906	5,873
Severance liabilities	17,609	17,379
Other non-current liabilities	5,337	5,655

Total non-current liabilities	69,254	73,150

Total Liabilities	424,703	407,571

Commitments and contingencies (Note 1 7 )
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of September 25, 2020 and June 26, 2020)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 38,680,659 shares and 38,471,967 shares issued at September 25, 2020 and June 26, 2020, respectively; and 36,936,556 shares and 36,727,864 shares outstanding at September 25, 2020 and June 26, 2020, respectively)	387	385
Additional paid-in capital	171,715	175,610
Less: Treasury shares (1,744,103 shares and 1,744,103 shares as of September 25, 2020 and June 26, 2020, respectively)	(68,501)	(68,501)
Accumulated other comprehensive loss	(3,904)	(1,147)
Retained earnings	901,006	868,062

Total Shareholders’ Equity	1,000,703	974,409

Total Liabilities and Shareholders’ Equity	$1,425,406	$1,381,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
(in thousands of U.S. dollars, except per share data)	September 25, 2020	September 27, 2019

Revenues	$436,639	$399,296
Cost of revenues	(386,159)	(353,309)

Gross profit	50,480	45,987
Selling, general and administrative expenses	(16,863)	(16,000)

Operating income	33,617	29,987
Interest income	1,104	2,098
Interest expense	(251)	(2,393)
Foreign exchange gain (loss), net	128	(1,953)
Other income (expense), net	121	377

Income before income taxes	34,719	28,116
Income tax expense	(1,668)	(2,159)

Net income	33,051	25,957

Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	(325)	35
Change in net unrealized gain (loss) on derivative instruments	(3,208)	39
Change in net retirement benefits plan – prior service cost	173	83
Change in foreign currency translation adjustment	603	(369)

Total other comprehensive income (loss), net of tax	(2,757)	(212)

Net comprehensive income	$30,294	$25,745

Earnings per share
Basic	$0.90	$0.70
Diluted	$0.88	$0.69

Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	36,818	36,913
Diluted	37,383	37,529
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the three months ended September 25, 2020

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount

Balances at June 26, 2020	38,471,967	385	175,610	(68,501)	(1,147)	868,062	974,409
Net income	—	—	—	—	—	33,051	33,051
Other comprehensive income	—	—	—	—	(2,757)	—	(2,757)
Cumulative effect adjustment from adoption of ASC 326	—	—	—	—	—	(107)	(107)
Share-based compensation	—	—	6,027	—	—	—	6,027
Issuance of ordinary shares	208,692	2	(2)	—	—	—	—
Tax withholdings related to net share settlement of restricted share units	—	—	(9,920)	—	—	—	(9,920)

Balances at September 25, 2020	38,680,659	387	171,715	(68,501)	(3,904)	901,006	1,000,703

For the three months ended September 27, 2019

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount

Balances at June 28, 2019	38,230,753	382	158,299	(47,779)	(2,386)	754,583	863,099
Net income	—	—	—	—	—	25,957	25,957
Other comprehensive income	—	—	—	—	(212)	—	(212)
Share-based compensation	—	—	5,995	—	—	—	5,995
Issuance of ordinary shares	158,375	2	(2)	—	—	—	—
Tax withholdings related to net share settlement of restricted share units	—	—	(4,144)	—	—	—	(4,144)

Balances at September 27, 2019	38,389,128	384	160,148	(47,779)	(2,598)	780,540	890,695

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(in thousands of U.S. dollars)	September 25, 2020	September 27, 2019

Cash flows from operating activities
Net income for the period	$33,051	$25,957
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,570	7,465
(Gain) loss on disposal of property, plant and equipment	(19)	8
(Gain) loss from sales and maturities of available-for-sale securities	—	(67)
Amortization of investment discount	481	65
Amortization of deferred debt issuance costs	8	2
(Reversal of) allowance for doubtful accounts	(257)	(5)
Unrealized (gain) loss on exchange rate and fair value of foreign currency forward contracts	(890)	1,479
Unrealized loss (gain) on fair value of interest rate swaps	—	1,671
Amortization of fair value at hedge inception of interest rate swaps	(359)	—
Share-based compensation	6,027	5,995
Deferred income tax	56	705
Other non-cash expenses	96	53
Changes in operating assets and liabilities
Trade accounts receivable	(16,497)	(12,967)
Contract assets	1,499	827
Inventories	(29,643)	(27,898)
Other current assets and non-current assets	7,812	4,225
Trade accounts payable	33,546	(5,263)
Contract liabilities	(590)	27
Income tax payable	871	733
Severance liabilities	745	811
Other current liabilities and non-current liabilities	(10,001)	(1,176)

Net cash provided by operating activities	34,506	2,647

Cash flows from investing activities
Purchase of short-term investments	(79,103)	(62,880)
Proceeds from sales of short-term investments	—	49,472
Proceeds from maturities of short-term investments	33,750	31,673
Purchase of property, plant and equipment	(12,572)	(6,343)
Purchase of intangibles	(530)	(246)
Proceeds from disposal of property, plant and equipment	21	—

Net cash (used in) provided by investing activities	(58,434)	11,676

Cash flows from financing activities
Payment of debt issuance costs	—	(153)
Proceeds from long-term borrowings	—	60,938
Repayment of long-term borrowings	(3,047)	(60,938)
Repayment of finance lease liability	(100)	(109)
Withholding tax related to net share settlement of restricted share units	(9,920)	(4,144)

Net cash used in financing activities	(13,067)	(4,406)

Net (decrease) increase in cash, cash equivalents and restricted cash	(36,995)	9,917

Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at the beginning of period	232,832	188,241
(Decrease) increase in cash, cash equivalents and restricted cash	(36,995)	9,917
Effect of exchange rate on cash, cash equivalents and restricted cash	766	(41)

Cash, cash equivalents and restricted cash at the end of period	$196,603	$198,117

Non-cash investing and financing activities
Construction, software and equipment-related payables	$9,616	$9,816
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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(amount in thousands)	As of September 25, 2020	As of September 27, 2019

Cash and cash equivalents	$189,201	$168,535
Restricted cash	7,402	29,582

Cash, cash equivalents and restricted cash	$196,603	$198,117

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands of U.S. dollars unless otherwise noted)

1.	Business and organization
General
Fabrinet
(“
Fabrinet
” or the “Parent Company”) was incorporated on August
12
,
1999
, and commenced operations on January
1
,
2000
. The Parent Company is an exempted company incorporated in the Cayman Islands, British West Indies. The “Company” refers to
Fabrinet
and its subsidiaries as a group.
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of
 September 25, 2020 and for the three months ended September 25, 2020 and September 27, 2019 includes normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form
10-K
for the year ended June 26, 2020.
The balance sheet as
of
 June 26, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three months ended September 25, 2020 may not be indicative of results for the year ending June 25, 2021 or any future periods.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of total revenues and expenses during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for doubtful accounts, allowance for expected credit losses, income taxes, inventory obsolescence, goodwill and valuation of intangible assets related to business acquisition, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that estimates or assumptions prove to be different from actual results, adjustments will be made in subsequent periods to reflect more current information. Additionally, the extent to which the evolving
COVID-19
pandemic impacts the Company’s unaudited condensed consolidated financial statements will depend on a number of factors, including the magnitude and duration of the pandemic. These estimates may change, as new events occur and additional information is obtained, as well as other factors related to the
COVID-19
pandemic that could result in material impacts to our unaudited condensed consolidated financial statements in future reporting periods.

Fiscal years
The Company utilizes a
52-53
week fiscal year ending on the Friday in June closest to June 30. The three months ended September 25, 2020 and September 27, 2019 each consisted of 13 weeks. Fiscal year
2021
will be comprised of 52 weeks and will end on June 25, 2021.
Reclassifications
For presentation purposes, certain prior period amounts have been reclassified to conform to the current period presentation.
As of June 26, 2020, the derivative assets and liabilities were measured at fair value and recognized by offsetting the fair value amounts under master netting arrangements. Also, the Company chose not to separate a derivative into current and non-current
portions as follows:

(i)	A derivative for which the fair value is a net liability is classified in total as a current liability.

(ii)
A derivative for which the fair value is a net asset and the current portion is an asset is classified in total as a non-current
asset. If the current portion is a liability, it is presented as a current liability.

As of September 25, 2020, the derivative assets and liabilities were measured at fair value, but the gross fair value amount is presented in the unaudited condensed consolidated balance sheets. Additionally, a classification of current and non-current
portion is determined by the maturity date of that derivative (e.g., a derivative that matures within one year is classified as current).
The reclassifications have been made to the consolidated balance sheet as of June 26, 2020 as shown in the following table:

	June 26, 2020
(amount in thousands)	As previously reported	Reclassification	After reclassification

Consolidated Balance Sheet
Current assets
Other current assets	$13,915	$593	$14,508
Current liabilities
Accrued expenses	$12,104	$(3,125)	$8,979
Non-current liabilities
Other non-current liabilities	$1,937	$3,718	$5,655
Adoption of New Accounting Standards
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2016-13,
“Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The standard replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The new standard also expands the required quantitative and qualitative disclosures surrounding expected credit losses.
On June 27, 2020, the Company adopted Accounting Standards Codification (“ASC”) 326 using the modified retrospective transition approach. The modified retrospective method requires the Company to recognize the cumulative effect of the adoption of ASC 326, to the opening accumulated retained earnings. Accordingly, the Company’s comparative financial statements as of June 26, 2020 have not been adjusted. The Company implemented internal controls to enable the preparation of financial information upon adoption.
Management estimates the expected credit losses of financial assets using relevant available information from internal and external sources relating to historical credit loss experience, current conditions and reasonable forecasts over a financial asset’s contractual term. Adjustments to historical loss information are made from qualitative and quantitative factors if economic conditions on the reporting date reflect stronger or weaker economic performance than the historical data implies based on management’s expectations of economic conditions on certain indicators of the Company, industry and economy. The Company reviews factors such as past collection experience, age of the accounts receivable and contract assets balance, significant trends in current balances, internal operations and macroeconomic conditions. In addition, the Company modified its impairment model to the Current Expected Credit Losses (“CECL”) model for available-for-sale
(“AFS”) debt securities and discontinued using the concept of “other than temporary” impairment on these AFS debt securities. CECL on the AFS debt securities are recognized in interest income and other income (expense), net on the Company’s unaudited condensed consolidated statements of operations and comprehensive income, and any remaining unrealized losses, are included in accumulated other comprehensive loss (“AOCI”) in the unaudited condensed consolidated balance sheet.

As of June 27, 2020, the Company recorded a cumulative adjustment from CECL in the amount of $0.1 million, net of tax impact, to accumulated retained earnings in the unaudited condensed consolidated balance sheet.
On June 27, 2020, the Company also adopted ASC 820, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This standard is intended to improve the effectiveness of disclosures in the notes to the financial statements, including (1) the development of a framework that promotes consistent decisions by the FASB about disclosure requirements and (2) the appropriate exercise of discretion by reporting entities. The amendment modifies the disclosure requirements on transferring between level 1 and level 2 and valuation processes of level 3 fair value measurements. The Company adopted this standard with no impact on its unaudited condensed consolidated financial statements.
Changes in Accounting Policies
Except for the adoption of ASC 326, the Company has consistently applied the accounting policies to all periods presented in these unaudited condensed consolidated financial statements.
Short-term investments
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates
the designations at each balance sheet date. The Company may sell certain of the Company’s short-term investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s short-term investments generally range from three months to three years. The Company’s short-term investments, which consist of investments in U.S. Treasury, fixed income securities, liquidity funds that invest in short-term debt securities and certificates of deposit and time deposits, have been classified and accounted for as AFS. The AFS investments are carried at estimated fair value with any unrealized gains and losses, included in AOCI in the Company’s unaudited condensed consolidated balance sheet. The Company determines realized gains or losses on sale of marketable securities on a specific identification method and records such gains or losses as interest income and other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive income.
AFS debt securities are required to be individually evaluated for impairment. A security is considered impaired if the fair value of the security is less than its amortized cost basis.
An impairment is considered other than temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security.
If an impairment is considered other than temporary based on condition (i) or (ii), the entire difference between the amortized cost and the fair value of the debt security is recognized as interest income and other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive income.
If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) is recognized in interest and other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive income, and any remaining unrealized losses are included in AOCI in the unaudited condensed consolidated balance sheet.
Trade accounts receivable
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company makes estimates of expected credit losses for the allowance for doubtful accounts based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. The estimated credit loss allowance is recorded as selling, general and administrative expenses in the unaudited condensed consolidated statements of operations and comprehensive income.

Contract assets
A contract asset is recognized when the Company has recognized revenues prior to generating an invoice for payment. Contract assets are classified separately within the unaudited condensed consolidated balance sheets and transferred to accounts receivable when rights to payment become unconditional. The Company makes estimates of expected credit losses for the allowance for contract assets based upon its assessment of various factors, including historical experience, the age of the contract assets balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. The estimated credit loss allowance is recorded as selling, general and administrative expenses in its unaudited condensed consolidated statements of operations and comprehensive income.
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
2019-12,
“Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. This ASU will be effective for the Company in the first quarter of fiscal year 2022. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this update on its unaudited condensed consolidated financial statements.

1
1

3.	Revenues from contracts with customers
Revenue by Geographic Area and End Market
Revenues are attributed to a particular geographic area based on the bill-to-location of
the Company’s customers. The Company operates in three geographic regions: North America, Asia-Pacific and Europe.
The following table presents total revenues by geographic region:

(amount in thousands, except percentages)	Three Months Ended September 25, 2020	As a % of Total Revenues

North America	$207,402	47.5%
Asia-Pacific	145,646	33.4
Europe	83,591	19.1

	$436,639	100.0%

(amount in thousands, except percentages)	Three Months Ended September 27, 2019	As a % of Total Revenues

North America	$200,947	50.3%
Asia-Pacific	118,423	29.7
Europe	79,926	20.0

	$399,296	100.0%

The following table presents revenues by end market.

(amount in thousands, except percentages)	Three Months Ended September 25, 2020	As a % of Total Revenues

Optical communications	$343,917	78.8%
Lasers, sensors and other	92,722	21.2

Total	$436,639	100.0%

(amount in thousands, except percentages)	Three Months Ended September 27, 2019	As a % of Total Revenues

Optical communications	$302,379	75.7%
Lasers, sensors and other	96,917	24.3

Total	$399,296	100.0%

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
The following tables summarize the activity in the Company’s contract assets and contract liabilities during the three months ended September 25, 2020:

(amount in thousands)	Contract Assets
Beginning balance, June 26, 2020	$13,256
Revenue recognized	17,444
Amounts collected or invoiced	(18,943)

Ending balance, September 25, 2020	$11,757

(amount in thousands)	Contract Liabilities
Beginning balance, June 26, 2020	$1,556
Additions advance payment received during the period	4,308
Revenue recognized	(4,898)

Ending balance, September 25, 2020	$966

4.	Earnings per ordinary share
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
Earnings per ordinary share was calculated as follows:

	Three Months Ended
(amount in thousands except per share amounts)	September 25, 2020	September 27, 2019

Net income attributable to shareholders	$33,051	$25,957

Weighted-average number of ordinary shares outstanding (thousands of shares)	36,818	36,913
Incremental shares arising from the assumed vesting of restricted share units and performance share units (thousands of shares)	565	616

Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,383	37,529

Basic earnings per ordinary share	$0.90	$0.70
Diluted earnings per ordinary share	$0.88	$0.69
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (thousands of shares) (1)	61	50

(1)
These performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.

5.	Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments are as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments

As of September 25, 2020
Cash	$175,550	$—	$175,550	$—	$—
Cash equivalents	13,651	—	13,651	—	—
Liquidity funds	41,151	—	—	—	41,151
Certificates of deposit and time deposits	22,300	—	—	—	22,300
Corporate debt securities	192,509	739	—	193,248	—
U.S. agency and U.S. treasury securities	50,113	426	—	50,539	—
Total	$495,274	$1,165	$189,201	$243,787	$63,451

As of June 26, 2020
Cash	$218,117	$—	$218,117	$—	$—
Cash equivalents	7,313	—	7,313	—	—
Liquidity funds	41,051	—	—	—	41,051
Certificates of deposit and time deposits	11,800	—	—	—	11,800
Corporate debt securities	159,220	948	—	160,168	—
U.S. agency and U.S. treasury securities	49,130	544	—	49,674	—
Total	$486,631	$1,492	$225,430	$209,842	$52,851

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
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale
securities based on stated effective maturities as
of
 September 25, 2020:

	September 25, 2020		June 26, 2020
(amount in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$104,723	$104,756	$76,127	$76,196
Due between one to five years	137,899	139,031	132,223	133,646

Total	$242,622	$243,787	$208,350	$209,842

As of September 25, 2020, the Company considered the declines in market value of its short-term investments portfolio to be temporary in nature and did not consider any of its securities other-than-temporarily impaired.

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

1
5

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of September 25, 202 0
Assets
Cash equivalents	$—	$13,651		$—	$13,651
Liquidity funds	—	41,151		—	41,151
Certificates of deposit and time deposits	—	22,300		—	22,300
Corporate debt securities	—	193,248		—	193,248
U.S. agency and U.S. treasury securities	—	50,539		—	50,539
Derivative assets	—	694	(1)	—	694

Total	$—	$321,583		$—	$321,583

Liabilities
Derivative liabilities – current portion	$—	$2,426		$—	$2,426
Derivative liabilities – non-current portion	—	3,305		—	3,305

Total	$—	$5,731	(2)	$—	$5,731

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 26, 202 0
Assets
Cash equivalents	$—	$7,313		$—	$7,313
Liquidity funds	—	41,051		—	41,051
Certificates of deposit and time deposits	—	11,800		—	11,800
Corporate debt securities	—	160,168		—	160,168
U.S. agency and U.S. treasury securities	—	49,674		—	49,674
Derivative assets	—	2,823	(3)	—	2,823

Total	$—	$272,829		$—	$272,829

Liabilities
Derivative liabilities – current portion	$—	$2,148		$—	$2,148
Derivative liabilities – non-current portion	—	3,718		—	3,718

Total	$—	$5,866	(4)	$—	$5,866

(1)	Foreign currency forward contracts with a notional amount of $130.0 million and Canadian dollars of 0.8 million.
(2)	Two interest rate swap agreements with an aggregate notional amount of $125.1 million.
(3)	Foreign currency forward contracts with a notional amount of $125.0 million and Canadian dollars of 0.6 million, and option contract with a notional amount of $1.0 million.
(4)	Interest rate swap agreements with an aggregate notional amount of $125.1 million.
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
The Company may enter into foreign currency forward contracts with maturities of up to 12 months to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht, including inventory purchases, payroll and other operating expenses. The Company considers these forward contracts as dual-purpose hedges, that hedge both the foreign exchange fluctuation (i) from inception through the forecasted expenditure, and (ii) any subsequent revaluation of the account payable or accrual. The Company may designate the forward contracts that hedge the foreign exchange fluctuation from inception through the forecasted expenditure as cash flow hedges. The gain or loss on a derivative instrument designated and qualified as a cash flow hedging instrument is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The reclassified amounts are presented in the same income statement line item as the earnings effect of the hedged item. Once the forecasted transactions are recorded, the Company will discontinue the hedging relationship by de-designating
the derivative instrument and recording subsequent changes in fair value through contract maturity to foreign exchange gain (loss), net in the unaudited condensed
consolidated statements of operations and comprehensive income as a natural hedge against the Thai baht denominated assets and liabilities.
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
As of September 25, 2020, the Company had

130
outstanding U.S. dollar foreign currency forward contracts against Thai baht, with an aggregate notional amount of
$130.0
million and maturity dates ranging from October 2020 through April 2021 and one outstanding Canadian dollar foreign currency forward contract with a notional amount of Canadian dollars of 0.8 million and a maturity date in December 2020.
As of September 25, 2020, the hedging relationship over foreign currency forward contracts that were designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of September 25, 2020, the amount in AOCI that is expected to be reclassified into earnings within 12 months was a loss of $0.5 million
.

During the three months ended September 25, 2020, the Company recorded an unrealized loss of $1.5 million from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange loss, net in the unaudited condensed consolidated statements of operations and comprehensive income.
As
of
 September 27, 2019, the Company had 61 outstanding foreign currency forward contracts with an aggregate notional amount of $74.0 million
and
 maturity dates

ran
ging
 from October 2019 through January 2020. These foreign currency forward contracts were not designated for hedge accounting and were used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht. During the three months ended September 27, 2019, the Company recorded unrealized loss of $1.9 million from changes in the fair value of foreign currency contracts in earnings as foreign exchange gain, net in the unaudited condensed consolidated statements of operations and comprehensive income.

Interest Rate Swap Agreements
The Company entered into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of
 September 25, 2020

and June 26, 2020
, the Company had two outstanding interest rate swap agreements with an aggregate notional amount of $125.1 million.
On July 25, 2018, Fabrinet Thailand entered into an interest rate swap agreement to effectively convert the floating interest rate of its term loan under the Bank of America Credit Facility Agreement to a fixed interest rate of 2.86% per annum through the scheduled maturity of the term loan in June 2023 (see Note
12
). The Company did not designate this interest rate swap for hedge accounting.
On September 3, 2019, the Company entered into a new term loan agreement under a Credit Facility Agreement with the Bank of Ayudhya Public Company Limited (the “Bank”) (see Note
12
) and on September 10, 2019, repaid in full the outstanding term loan under the Bank of America Credit Facility (see Note 1
2
). In conjunction with the funding of the new term loan, the Company entered into a second interest rate swap agreement. The combination of both of these interest rate swaps effectively convert the floating interest rate of the Company’s new term loan with the Bank to a fixed interest rate of 4.36% per annum through the maturity of the term loan in June 2024.
On September 27, 2019, the Company designated these two interest rate swaps as a cash flow hedge for the Company’s term loan under the Credit Facility Agreement with the Bank. The combination of these two interest rate swaps qualified for hedge accounting because the hedges are highly effective, and the Company has designated and documented contemporaneously the hedging relationships involving these interest rate swaps. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. From September 27, 2019, any gains or losses related to these interest rate swaps will be recorded in accumulated other comprehensive income in the unaudited condensed consolidated balance sheets. The Company will reclassify a portion of the gains or losses from accumulated other comprehensive income into earnings at each reporting period based on either the accrued interest amount or the interest payment.
As
of
 September 25, 2020, the amount in accumulated other comprehensive income that is expected to be reclassified into earnings within 12 months is a ga
in of
$0.5
million
.
Prior to September 27, 2019, these interest rate swaps were not designated as cash flow hedges and all changes in the fair value of these interest rate swaps were reflected in earnings. During the three months ended September 27, 2019, the Company recorded unrealized loss of $1.7 million from changes in the fair value of these interest rate swaps as interest expense in the unaudited condensed consolidated statements of operations and comprehensive income.

1
8

The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended
(amount in thousands)	Financial statements line item	September 25, 2020	September 27, 2019
Derivatives gain (loss) recognized in other comprehensive income:
Foreign currency forward contracts	Other comprehensive income	$(2,340)	$—
Interest rate swaps	Other comprehensive income	357	39

Total derivatives gain (loss) recognized in other comprehensive income		$(1,983)	$39

Derivatives loss ( gain ) reclassified from accumulated other comprehensive income into earnings:
Foreign currency forward contracts	Cost of revenues	$(2,057)	$—
Foreign currency forward contracts	SG&A	(87)	—
Foreign currency forward contracts	Foreign exchange loss, net	1,278	—
Interest rate swaps	Interest expense	(359)	—

Total derivatives (gain) loss reclassified from accumulated other comprehensive income into earnings		$(1,225)	$—

Change in net unrealized gain (loss) on derivatives instruments		$(3,208)	$—

Fair Value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	September 25, 2020		June 26, 2020
(amount in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$447	$(134)	$9	$(611)
Interest rate swaps	—	—	—	—

Derivatives designated as hedging instruments
Foreign currency forward contracts	247	(781)	2,814	(83)
Interest rate swaps	—	(4,816)	—	(5,172)

Derivatives, gross balances	694	(5,731)	2,823	(5,866)
The Company presents its derivatives at net fair values in the unaudited condensed consolidated balance sheets.
The Company’s netting arrangements allow net settlements under certain conditions. The Company’s derivative instruments are typically settled monthly or quarterly.

1
9

The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets
Fair Value of Derivative Liabilities	Accrued expenses
Fair Value of Derivative Liabilities	Other non-current liabilities

7 .	Inventories

(amount in thousands)	As of September 25, 2020	As of June 26, 2020

Raw materials	$153,511	$141,522
Work in progress	149,441	136,344
Finished goods	21,619	17,950
Goods in transit	14,858	13,970

Inventories	$339,429	$309,786

8 .	Other receivable
On October 1, 2019, the Company provided funds in the amount of $24.3 million to a customer to support the customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand.
As

of
 September
 25, 2020, the Company recorded the $
24.3
 million funds as other receivable in the unaudited condensed consolidated balance sheet. The Company entered into the Amendment on October 1, 2020 to extend the payment terms of this amount and accrued interest and amend certain terms and conditions. (See Note 19)

9 .	Restricted cash
As
of
 September 25, 2020 and June 26, 2020, the Company had one outstanding standby letter of credit of 6.0 million Euros, related to the Company’s support of a customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand. As of
 September 25, 2020 and June 26, 2020, the standby letter of credit w as
 backed by cash collateral of $7.4 million
.

10 .	Leases
The Company leases facilities under
non-cancelable
operating lease agreements. The Company leases a portion of its capital equipment and vehicles, certain land and buildings for its facilities in Thailand, the Cayman Islands, China, the U.S., the U.K. and Israel under operating lease arrangements that expire at various dates through 2025. Certain of these lease arrangements provide the Company the ability to extend the lease from one to five years following the expiration of the current term. However, the Company has excluded all lease extension options from its ROU assets and lease liabilities as the Company is not reasonably assured that it will exercise these options. None of the lease agreements contain residual value guarantees provided by the lessee. The Company also has one intercompany lease transaction in th
e form of
a lease of office and manufacturing space between Fabritek and Fabrinet West.

Operating leases
As
of
 Septe
m
ber 25, 2020, the m
a
turities of the Company’s operating lease liabilities w
e
re as follows:

(amount in thousands)	As of September 25, 2020
2021	$1,786
2022	2,381
2023	2,265
2024	990
2025	19

Total undiscounted lease payments	7,441
Less imputed interest	(437)

Total present value of lease liabilities	$7,004	(1)

(1)	Included current portion of operating lease liabilities for the period ended September 25, 2020 .
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term. Rental expense for long-term leases for the three months ended September 25, 2020 and September 27, 2019 was $0.6 million and $0.5 million, respectively. Rental expense for short-term leases for the three months ended September 25, 2020 and September 27, 2019 w as
 not material.
The following summarizes additional information related to the Company’s operating leases:

	As of September 25, 2020	As of June 26, 2020
Weighted-average remaining lease term (in years)	3.3	3.3
Weighted-average discount rate	3.7%	3.7%
The following table presents supplemental disclosure for the unaudited condensed consolidated statement of cash flows related to operating and finance leases for the three months ended September 25, 2020 and September 27, 2019:

	Three Months Ended
(amount in thousands)	September 25, 2020	September 27, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$594	$458
Financing cash flows from finance leases	$100	$109
ROU assets obtained in exchange for lease liabilities	$7,228	$6,185

11 .	Intangibles
The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of September 25, 2020
Software	$8,486	$(5,826)	$—	$2,660
Customer relationships	4,373	(2,825)	(61)	1,487
Backlog	119	(119)	—	—

Total intangibles	$12,978	$(8,770)	$(61)	$4,147

2
1

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As o f June 26, 2020
Software	$8,317	$(5,577)	$—	$2,740
Customer relationships	4,373	(2,691)	(110)	1,572
Backlog	119	(119)	—	—

Total intangibles	$12,809	$(8,387)	$(110)	$4,312

The Company recorded amortization expense relating to intangibles of $0.2 million and $0.3 million for the three months ended September 25, 2020 and September 27, 2019, respectively.
The weighted-average remaining life of customer relationships was:

(years)	As of September 25, 2020	As of June 26, 2020
Customer relationships	4.4	4.6
Based on the carrying amount of intangibles as
of
September 25, 2020, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousands)
2021 (remaining nine months)	$1,030
2022	1,129
2023	873
2024	642
2025	354
Thereafter	119

Total	$4,147

12 .	Borrowings
The Company’s total borrowings, including current and
non-current
portions of long-term borrowings, consisted of the following:

(amount in thousands)
Rate	Conditions	Maturity	As of September 25, 2020	As of June 26, 2020

Long-term borrowings, current portion, net:

Long-term borrowings, current portion			$12,188	$12,188
Less: Unamortized debt issuance costs – current portion			(32)	(32)

Long-term borrowings, current portion, net			$12,156	12,156

Long-term borrowings, non-current portion, net:
Term loan borrowings:
3-month LIBOR +1.35% per annum (1)	Repayable in quarterly installments	June 2024	$48,750	$51,797

Less: Current portion			(12,188)	(12,188)
Less: Unamortized debt issuance costs – non-current portion			(87)	(95)

Long-term borrowings, non-current portion, net			$36,475	$39,514

(1)	We have entered into interest rate swaps that effectively fix a series of our future interest payments on our term loans. Refer to Note 6.

2
2

The movements of long-term borrowings for the three months ended September 25, 2020 and September 27, 2019 were as follows:

	Three Months Ended
(amount in thousands)	September 25, 2020	September 27, 2019

Opening balance	$51,797	$60,938
Borrowings during the period	—	60,938
Repayments during the period	(3,047)	(60,938)

Closing balance	$48,750	$60,938

As
 of
 September 25, 2020, future maturities of long-term borrowings during each fiscal year were as follows:

(amount in thousands)
2021 (remaining nine mo n ths)	$9,140
2022	12,188
2023	15,234
202 4	12,188

Total	$48,750

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
Under the Credit Facility Agreement, on August 20, 2019, the Borrower and the Bank entered into a Term Loan Agreement pursuant to which the Borrower drew down on September 3, 2019 a term loan in the original principal amount of $60.9 million. The proceeds from the term loan, together with cash on hand, were used to repay outstanding obligations under the
Company’s previous syndicated senior credit facility
agreement.
The term loan accrues interest at
3-month LIBOR plus 1.35%
and is repayable in quarterly installments of $
3.0
 million, commencing on September 30, 2019. The term loan will mature on
June 30, 2024
. The Borrower m
a
y prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be re-borrowed.
During the three months ended September 25, 2020, the Company recorded $
0.2
 million of interest expense in connection with this term loan.
Any borrowings under the Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt to equity ratio less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. As of September 25, 2020, the Company was in compliance with all of its financial covenants under the Term Loan Agreement.

2
3

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
At September 25, 2020, there was $48.8 million outstanding under the term loan.
Bank of America, N.A.
On May 22, 2014, the Company and
a
 consortium of banks, entered into a syndicated senior credit facility agreement led by Bank of America (the “Bank of America Facility Agreement”). The Bank of America Facility Agreement provided for a $200.0 million credit line, comprised of a $150.0 million revolving loan facility and a $50.0 million delayed draw term loan facility.
From time to time,
the Company
amended the Bank of America Facility Agreement, before repaying all outstanding amounts under the agreement and terminating such agreement on September 10, 2019.
The most recent amendment on June 4, 2018 (i) reduced the revolving commitments thereunder from $150.0 million to $25.0 million, (ii) refinanced the outstanding amounts under the revolving loan and term loan facilities into a $65.0 million term loan which was to be repaid in quarterly installments through the maturity date of June 4, 2023; and (iii) reduced the interest rate margins and commitment fees. The term loan bore interest, at the Company’s option, at a rate per annum equal to a LIBOR rate plus a spread of 1.50% to 2.25%, or a base rate plus a spread of 0.50% to 1.25%. During the three months ended September 27, 2019
,
the Company recorded $0.5 million of interest expense in connection with this term loan.
On September 10, 2019, the Company fully repaid $61.0 million in principal, accrued interest and other fees under the agreement. The early termination of this agreement did not trigger any early termination fees.

13 .	Income taxes
As of September
 25, 2020 and June 26, 2020, the liability for uncertain tax positions including accrued interest and penalties was $1.5 million. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the lapse of the applicable statute of limitations in foreign tax jurisdictions.
The Company files income tax returns in the United States and foreign tax jurisdictions. The tax years from 2015 to 2019 remain open to examination by U.S. federal and state, and foreign tax authorities. The Company’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of each entity in the Company, adjusted for discrete items arising in that quarter. If the Company’s estimated annual effective tax rate changes, the Company makes a cumulative adjustment in that quarter.
The effective tax rate for the Company for the three months ended September 25, 2020 and September 27, 2019 was 4.5% and 5.0%, respectively, of net income. The decrease was primarily due to the fact that the Company had lower income subject to tax during the first quarter of fiscal year 2021 as compared to the same period in fiscal year 2020.

14 .	Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of our ordinary shares on the date of grant.

The effect of recording share-based compensation expense for the three months ended September 25, 2020 and September 27, 2019 was as follows:

	Three Months Ended
(amount in thousands)	September 25, 2020	September 27, 2019

Share-based compensation expense by type of award:
Restricted share units	$5,249	$4,398
Performance share units	778	1,597

Total share-based compensation expense	6,027	5,995
Tax effect on share-based compensation expense	—	—

Net effect on share-based compensation expense	$6,027	$5,995

Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended
(amount in thousands)	September 25, 2020	September 27, 2019

Cost of revenue	$1,825	$1,720
Selling, general and administrative expense	4,202	4,275

Total share-based compensation expense	$6,027	$5,995

The Company did not capitalize any share-based compensation expense as part of any asset costs during the three months ended September 25, 2020 and September 27, 2019.
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
As of September
 25, 2020, there were 222,502 restricted share units outstanding,
182,844
performance share units outstanding and
2,572,597
ordinary shares available for future grant under the
2020
Plan.
As of September
 25, 2020, there were 459,110 restricted share units outstanding and 238,474 performance
share units outstanding under the 2010 Plan. No ordinary shares are available for future grant under the 2010 Plan.
On November 2, 2017, the Company adopted the 2017 Inducem
e
nt Equity Incentive Plan (the “2017 Inducement Plan”) with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual.
As of September
 25, 2020, there were 12,164 restricted share units outstanding
and
111,347 ordinary shares available for future grant under the 2017 Inducement Plan.
The
2020 Plan,
2010 Plan
and
2017 Inducement Plan are collectively referred to as the “Equity Incentive Plans.”
Restricted share units and performance share units
Restricted share units and performance share units have been granted under the Equity Incentive Plans.

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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Balance as of June 26, 2020	797,757	$46.88
Granted	171,946	$70.05
Issued	(268,728)	$43.84
Forfeited	(7,199)	$50.40

Balance as of September 25, 2020	693,776	$53.76

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Balance as of June 28, 2019	800,751	$42.48
Granted	292,321	$48.39
Issued	(240,595)	$39.62
Forfeited	(21,577)	$42.00

Balance as of September 27, 2019	830,900	$45.40

The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Balance as of June 26, 2020	440,140	$48.37
Granted	179,008	$70.05
Issued	(82,185)	$48.02
Forfeited	(115,645)	$48.02

Balance as of September 25, 2020	421,318	$57.74

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share

Balance as of June 28, 2019	548,500	$40.97
Granted	238,474	$48.39
Issued	—	—
Forfeited	(350,670)	$36.99

Balance as of September 27, 2019	436,304	$48.22

The fair value of restricted share units and performance share units is based on the market value of our ordinary shares on the date of grant.
As of September
 25, 2020, there was $18.7 million and $14.6 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.7 years and 1.6 years, respectively.
For the three months ended September 25, 2020 and September 27, 2019, the Company withheld an aggregate of 142,221 shares and 82,220 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle employee obligations
for the applicable income and other employment taxes. For the three months ended September 25, 2020 and September 27, 2019, the Company then remitted cash of $9.9 million and $4.1 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in
capital.

15 .	Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three months ended September 25, 2020, Fabrinet issued 208,692 ordinary shares upon the vesting of restricted share units, net of shares withheld.
For the three months ended September 27, 2019, Fabrinet issued 158,375 ordinary shares upon the vesting of restricted share units, net of shares withheld.
All such issued shares are fully paid.
Treasury shares
In August 2017
, the Company’s board of directors approved a share repurchase program
to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, May 2019 and August 2020, the Company’s board of directors approved an increase of $30.0 million, $50.0 million and $58.5 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $168.5 million. During the three months ended September 25, 2020, no shares were repurchased under the program.
As of September
 25, 2020, the Company had a remaining authorization to purchase up to an additional $100.0 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

16.	Accumulated other comprehensive income (loss)
The changes in AOCI for the three months ended September 25, 2020 and September 27, 2019 were as follows:

(amount in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total

Balance as of June 26, 2020	$1,490	$602	(2,009)	$(1,230)	$(1,147)
Other comprehensive income before reclassification adjustment	(325)	(1,983)	—	603	(1,705)
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	—	(1,225)	173	—	(1,052)

Tax effects	—	—	—	—	—

Other comprehensive income (loss)	$(325)	$(3,208)	173	$603	$(2,757)

Balance as of September 25, 2020	$1,165	$(2,606)	(1,836)	$(627)	$(3,904)

(amount in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total

Balance as of June 28, 2019	$952	$32	$(2,537)	$(833)	$(2,386)
Other comprehensive income before reclassification adjustment	(32)	39	83	(369)	(279)
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	67	—	—	—	67
Tax effects	—	—	—	—	—

Other comprehensive income (loss)	$35	$39	$83	$(369)	$(212)

Balance as of September 27, 2019	$987	$71	$(2,454)	$(1,202)	$(2,598)

17.	Commitments and contingencies
Letter of credit and Bank guarantees
As of September 25, 2020 and June 26, 2020, the Company had one outstanding standby letter of credit of 6.0 million Euros related to the Company’s support of a customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand. As of September 25, 2020 and June 26, 2020, the standby letter of credit was backed by cash collateral of $7.4 million.
As of September 25, 2020 and June 26, 2020, there were outstanding bank guarantees given by a bank on behalf of our subsidiary in Thailand for electricity usage and other normal business expenses totaling to $1.6 million and $1.6 million, respectively, and there were other bank guarantees given by a bank on behalf of our subsidiaries in China and the U.K. to support their operations. As of September 25, 2020 and June 26, 2020, these bank guarantees were not material.

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
As of September
 25, 2020, the Company had an outstanding commitment to third parties of $10.0 million.
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

18 .	Business segments and geographic information
Operating segments are defined as
components
of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s Chief Executive Officer.
As of September
 25, 2020, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
For the
Company’s
revenues by geographic region, see “Revenue by Geographic Area and End Market” in Note 3.
As of September
 25, 2020 and Sep
t
ember 27, 2019, the Company had approximately $29.2 million and $30.8 million, respectively, of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific and Europe.
Significant customers
The Company had two customers and three customers
that each contributed to 10% or more of its total trade accounts receivable as of September 25, 2020 and June 26, 2020, respectively.

19 .	Subsequent events
On October 1, 2020, the Company extended the payment terms of $24.3 million in funds it had advanced to a customer and accrued interest from September 30, 2020 to April 1, 2021, and reduced the interest rate effective from October 1, 2020. The extension is due to the customer’s agreement to transfer additional manufacturing operations to the Company’s facilities in Thailand beginning in November 2020. These funds will be offset by amount due to this customer for the purchases of certain inventories. (See Note 8)
The Company has also committed to purchase $26.0 million worth of inventories from the customer.

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

•
our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2021 will be in line with the portion of those revenues for the three months ended September 25, 2020;

•	our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;

•	our expectation that our fiscal year 2021 selling, general and administrative (“SG&A”) expenses will increase as a percentage of revenue compared to fiscal year 2020 SG&A expenses;

•	our expectation that our employee costs will increase in Thailand and the People’s Republic of China (“PRC”);

•	our future capital expenditures and our needs for additional financing;

•	the expansion of our manufacturing capacity, including into new geographies;

•	the growth rates of our existing markets and potential new markets;

•	our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;

•	our expectations regarding the potential impact of the COVID-19 pandemic on our business, financial condition and results of operations;

•	our suppliers’ estimates regarding future costs;

•	our ability to increase our penetration of existing markets and to penetrate new markets;

•	our plans to diversify our sources of revenues;

•	our plans to execute acquisitions;

•	trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;

•	our ability to attract and retain a qualified management team and other qualified personnel and advisors; and

•	competition in our existing and new markets.
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
Recent Developments Related to
COVID-19
The global
COVID-19
pandemic has impacted us in several ways and created various challenges. At the onset of the pandemic, our PRC subsidiary, which manufactures custom optics components for us and other customers at its facility in Fuzhou, China, experienced a prolonged temporary closure following its customary eight-day
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
The health and well-being of our employees continues to be our top priority. Over the last few quarters, we have implemented significant precautionary measures throughout our worldwide operations to ensure our employees and their families remain safe, such as mandatory temperature detection at building entrances, rigorous and regular facility and equipment disinfection, and mandatory personal protective equipment protocols, including (1) the wearing of face masks throughout our factories at all times, (2) distributing our employees across shifts to better maintain safe personal distances, (3) isolating incoming parts and materials for a week or more prior to unpacking, or applying extreme heat to them to kill potential viruses, (4) directing our non-factory
personnel to work remotely, and (5) restricting all
non-employee
visits to our campuses.

During the three months ended September 25, 2020, we also continued to experience a shift in the demand for our services, with some customers canceling, decreasing or delaying orders and other customers accelerating and increasing orders. However, the most significant effect of the
COVID-19
pandemic on our operations has been the disruption of our supply chain, including significant fluctuations in the availability of parts and materials necessary to manufacture products for our customers. While we were able to mitigate some of these issues by quickly identifying and securing alternative sources, these mitigation efforts, combined with our employee safety initiatives, negatively impacted our gross margins due to the associated costs and expenses.
Given the unprecedented global, human, and economic impact of the
COVID-19
pandemic, the extraordinary economic short-term uncertainty; and the evolving and differing national strategies for dealing with
COVID-19,
it is extremely challenging to provide a forward-looking disclosure. Despite the uncertainty and concern about the global economy and the health of various industries, we believe it is important to share our considerations as we continue to assess the impacts of
COVID-19
as they relate to our business in the future:

•
With work-from-home protocols in place around the world, global demand for internet bandwidth has grown and we believe it will continue to grow. Because the next-generation telecom and datacom products we manufacture for our customers are important to expand network capacity, we believe this will have a positive impact on our business in the long-term.

•
While we believe that the long-term growth outlook for the markets we serve has not been significantly impacted, in the short-term we are likely to continue to see regional downward demand adjustments, especially if the
COVID-19
outbreak intensifies or returns in various geographic areas as happened at the end of our third quarter in fiscal 2020. Moreover, we believe the markets for other products we manufacture, such as the industrial lasers and automotive markets, are likely to see reduced demand in a prolonged economic downturn.

•
We expect we will continue to experience disruptions in our supply chain and the availability of parts and materials will continue to fluctuate, especially if the
COVID-19
outbreak intensifies or returns in various geographic areas. However, we believe we can mitigate these disruptions by continuing to identify and secure alternative sources.

•
A significant portion of our costs are variable and, because of this, we can adjust manufacturing costs relatively quickly to respond to the changing demand of our customers. However, because parts and materials account for the largest portion of our costs, in combination with the supply chain issues noted above and, to a lesser extent, the expenses associated with the safety and health protocols we have implemented across our global operations, our gross margins will continue to be negatively affected for the foreseeable future, and at least into the first half of fiscal 2021.

•	The safety and health of our employees is and will remain a key priority, and we will continue to follow robust safety protocols in all of our facilities.

•
Given our $496.4 million in cash, cash equivalents and short-term investments, and our total debt of approximately $48.6 million, as of September 25, 2020, we believe we are in a solid position from a capital and financial resources perspective. We expect that current cash and cash equivalent balances and short-term investments, and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months.

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
The percentage of our revenues generated from a
bill-to
location outside of North America increased from 49.7% in the three months ended September 27, 2019 to 52.5% in the three months ended September 25, 2020, primarily because the increase in sales to our customers in North America was lower than the increase in sales to our customers outside of North America. Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2021 will be in line with the portion of revenues attributable to such customers during the three months ended September 25, 2020.
The following table presents percentages of total revenues by geographic region:

	Three Months Ended
	September 25, 2020	September 27, 2019
North America	47.5%	50.3%
Asia-Pacific	33.4	29.7
Europe	19.1	20.0

	100.0%	100.0%

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
Selling, General and Administrative Expenses
Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2021, we expect our SG&A expenses will increase as a percentage of revenue compared with our fiscal year 2020 SG&A expenses.
The compensation committee of our board of directors approved a fiscal year 2021 executive incentive plan with quantitative objectives that are based solely on achieving certain revenue targets and non-GAAP
operating margin targets for our fiscal year ending June 25, 2021. Bonuses under the fiscal year 2021 executive incentive plan are payable after the end of fiscal year 2021. In fiscal year 2020, the compensation committee of our board of directors approved a fiscal year 2020 executive incentive plan with quantitative objectives based solely on achieving certain revenue targets and non-GAAP
operating margin targets for fiscal year 2020.
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

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of September 25, 2020			As of June 26, 2020
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%

Assets
Thai baht	484,800	$15,376	40.5	667,955	$21,617	41.8
RMB	99,204	14,563	38.4	158,060	22,402	43.3
GBP	6,278	8,011	21.1	6,220	7,726	14.9

Total		$37,950	100.0		$51,745	100.0

Liabilities
Thai baht	1,921,377	$60,938	89.3	2,102,392	$68,039	89.5
RMB	34,332	5,040	7.4	42,586	6,036	8.0
GBP	1,800	2,297	3.3	1,545	1,919	2.5

Total		$68,275	100.0		$75,994	100.0

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of September 25, 2020, there was $130.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 26, 2020, there was $126.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of September 25, 2020 and June 26, 2020, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of September 25, 2020 and June 26, 2020, we did not have any derivative contracts denominated in GBP.
For the three months ended September 25, 2020 and September 27, 2019, we recorded losses of $1.5 million and $1.9 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
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
Our critical accounting policies are disclosed in our Annual Report on Form
10-K
for the fiscal year ended June 26, 2020. The adoption of new accounting policies and accounting standards are disclosed in Note 2 to the unaudited condensed consolidated financial statements. There were no changes to our accounting policies other than the adoption of ASC 326, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments”.

Results of Operations
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period
comparisons of operating results should not be relied upon as indicative of future performance.

(amount in thousands)	Three Months Ended
	September 25, 2020	September 27, 2019

Revenues	$436,639	$399,296
Cost of revenues	(386,159)	(353,309)

Gross profit	50,480	45,987
Selling, general and administrative expenses	(16,863)	(16,000)

Operating income	33,617	29,987
Interest income	1,104	2,098
Interest expense	(251)	(2,393)
Foreign exchange gain (loss), net	128	(1,953)
Other income (expense), net	121	377

Income before income taxes	34,719	28,116
Income tax expense	(1,668)	(2,159)

Net income	33,051	25,957
Other comprehensive income (loss), net of tax	(2,757)	(212)

Net comprehensive income	$30,294	$25,745

The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of revenues for the periods indicated.

	Three Months Ended
	September 25, 2020	September 27, 2019

Revenues	100.0%	100.0%
Cost of revenues	(88.4)	(88.5)

Gross profit	11.6	11.5
Selling, general and administrative expenses	(3.9)	(4.0)

Operating income	7.7	7.5
Interest income	0.3	0.5
Interest expense	(0.1)	(0.6)
Foreign exchange gain (loss), net	0.0	(0.5)
Other income (expense), net	0.0	0.1

Income before income taxes	7.9	7.0
Income tax expense	(0.4)	(0.5)

Net income	7.5	6.5
Other comprehensive income (loss), net of tax	(0.6)	(0.1)

Net comprehensive income	6.9%	6.4%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended
(amount in thousands)	September 25, 2020	September 27, 2019

Optical communications	$343,917	$302,379
Lasers, sensors and other	92,722	96,917

Total	$436,639	$399,296

We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.

Comparison of Three Months Ended September 25, 2020 with Three Months Ended September 27, 2019
Revenues.
Our revenues increased by $37.3 million, or 9.4%, to $436.6 million for the three months ended September 25, 2020, compared with $399.3 million for the three months ended September 27, 2019. This increase was due to an increase in our key customers’ demand for optical communications manufacturing services during the three months ended September 25, 2020. Revenues from optical communications products increased by $41.5 million, or 13.7%, for the three months ended September 25, 2020.
Cost of revenues.
Our cost of revenues increased by $32.9 million, or 9.3%, to $386.2 million, or 88.4% of revenues, for the three months ended September 25, 2020, compared with $353.3 million, or 88.5% of revenues, for the three months ended September 27, 2019. The increase in cost of revenues on an absolute dollar basis was in line with the increase in revenue.
Gross profit.
Our gross profit increased by $4.5 million, or 9.8%, to $50.5 million, or 11.6% of revenues, for the three months ended September 25, 2020, compared with $46.0 million, or 11.5% of revenues, for the three months ended September 27, 2019. The increase was primarily due to a more favorable product mix.
SG&A expenses.
Our SG&A expenses increased by $0.9 million, or 5.4%, to $16.9 million, or 3.9% of revenues, for the three months ended September 25, 2020, compared with $16.0 million, or 4.0% of revenues, for the three months ended September 27, 2019. The increase was primarily due to an increase in start-up
costs for our subsidiary in Israel of $0.8 million.
Operating income.
Our operating income increased by $3.6 million to $33.6 million, or 7.7% of revenues, for the three months ended September 25, 2020, compared with $30.0 million, or 7.5% of revenues, for the three months ended September 27, 2019. The increase was primarily due to an increase in revenues.
Interest income.
Our interest income decreased by $1.0 million, or 47.4%, to $1.1 million, or 0.3% of revenues, for the three months ended September 27, 2019, compared with $2.1 million, or 0.5% of revenues, for the three months ended September 27, 2019. The decrease was primarily due to a lower weighted average interest rate during the three months ended September 25, 2020 compared to same period in fiscal year 2020.
Interest expense.
Our interest expense decreased by $2.1 million to $0.3 million for the three months ended September 25, 2020, compared with $2.4 million for the three months ended September 27, 2019. The decrease was primarily due to lower unrealized loss from mark-to-market
of interest rate swaps recognized to earnings as a result of applying cash flow hedge accounting during the three months ended September 25, 2020.
Foreign exchange gain (loss), net.
We recorded foreign exchange gain, net of $0.1 million for the three months ended September 25, 2020, compared with foreign exchange loss, net of $2.0 million for the three months ended September 27, 2019. The increase in foreign exchange gain was mainly due to an unrealized foreign exchange gain from revaluation of outstanding Thai baht assets and liabilities of $2.0 million for the three months ended September 25, 2020, as compared to an unrealized foreign exchange loss from revaluation of outstanding Thai baht assets and liabilities of $0.2 million for the three months ended September 27, 2019. Moreover, there was a reduction of foreign exchange gain (loss) volatility from the application of cash flow hedge which was implemented on December 28, 2019. Unrealized foreign exchange loss from marking-to-market
of foreign exchange forward contracts after cash flow hedge application was $1.5 million for the three months ended September 25, 2020, as compared to unrealized foreign exchange loss from marking-to-market
of foreign exchange forward contracts of $1.9 million for the three months ended September 27, 2019.

Income before income taxes.
We recorded income before income taxes of $34.7 million for the three months ended September 25, 2020, compared with $28.1 million for the three months ended September 27, 2019.
Income tax expense.
Our provision for income tax reflects an effective tax rate of 4.5% and 5.6% for the three months ended September 25, 2020 and September 27, 2019, respectively. The decrease was primarily due to the fact that we had lower income subject to tax during the first quarter of fiscal year 2021 as compared to the same period in fiscal year 2020.
Net income.
We recorded net income of $33.1 million, or 7.6% of revenues, for the three months ended September 25, 2020, compared with $26.0 million, or 6.5% of revenues, for the three months ended September 27, 2019.
Other comprehensive income (loss).
We recorded other comprehensive loss of $2.8 million, or 0.6% of revenues, for the three months ended September 25, 2020, compared with other comprehensive loss of $0.2 million, or 0.1% of revenues, for the three months ended September 27, 2019. The increase in other comprehensive loss was mainly due to the implementation of cash flow hedge for foreign exchange forward contracts on December 28, 2019; therefore, unrealized foreign exchange loss of $3.2 million was recognized into other comprehensive income (loss), as compared to the three months ended September 27, 2019, other comprehensive loss comprised of unrealized foreign exchange loss of $0.4 million from foreign currency translation adjustment.
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operations. As of September 25, 2020 and September 27, 2019, we had cash, cash equivalents, and short-term investments of $496.4 million and $406.8 million, respectively, and outstanding debt of $48.6 million and $60.9 million, respectively.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents for the three months ended September 25, 2020 and September 27, 2019 was 0.9% and 2.0%, respectively.
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
During the three months ended September 25, 2020, we repaid $3.0 million of the term loan under the Credit Facility Agreement with the Bank of Ayudhya Public Company Limited. As a result, as of September 25, 2020, we had a long-term borrowing of $48.6 million under our credit facility agreement. (See Note 12 for further details.) We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $307.2 million as of September 25, 2020.
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
The following table shows our cash flows for the periods indicated:

	Three Months Ended
(amount in thousands)	September 25, 2020	September 27, 2019

Net cash provided by operating activities	$34,506	$2,647
Net cash (used in) provided by investing activities	$(58,434)	$11,676
Net cash used in financing activities	$(13,067)	$(4,406)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(36,995)	$9,917
Operating Activities
Net cash provided by operating activities increased by $31.9 million, or 1,203.6%, to $34.5 million for the three months ended September 25, 2020, compared with net cash provided by operating activities of $2.6 million for the three months ended September 27, 2019. This increase was primarily due to (1) a decrease of $38.8 million in payments to trade accounts payable and (2) an increase in net income of $7.1 million offset by (1) a decrease in change of other current liabilities and non-current
liabilities of $8.8 million, (2) a decrease in cash receipts related to the timing of collection of trade accounts receivable of $3.5 million, (3) an increase in unrealized gain on exchange rate and fair value of foreign currency forwards contracts and interest rate swaps of $4.0 million, (4) a decrease in change in inventories of $1.7 million and (5) an increase in change in other current assets and non-current
assets of $3.6 million.
Investing Activities
Net cash used in investing activities increased by $70.1 million, or 600.5%, to $58.4 million for the three months ended September 25, 2020, compared with net cash provided by investing activities of $11.7 million for the three months ended September 27, 2019. This increase was primarily due to (1) an increase in purchases of short-term investments, net of proceeds from sales and maturities of $63.6 million and (2) an increase in the purchase of property, plant and equipment and intangibles of $6.5 million.
Financing Activities
Net cash used in financing activities increased by $8.7 million, or 196.6%, to $13.1 million for the three months ended September 25, 2020, compared with net cash used in financing activities of $4.4 million for the three months ended September 27, 2019. This increase was primarily due to (1) an increase in withholding tax related to net share settlement of restricted share units of $5.8 million and (2) an increase of $3.0 million in repayment of loans to a bank.
Off-Balance
Sheet Commitments and Arrangements
As of September 25, 2020, we had one outstanding standby letter of credit of 6.0 million Euros related to our support of a customer’s transfer of certain manufacturing operations from Berlin, Germany to our facilities in Thailand. As of September 25, 2020, the standby letter of credit was backed by cash collateral of $7.4 million.
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $496.4 million and $488.1 million as of September 25, 2020 and June 26, 2020, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three months ended September 25, 2020 and September 27, 2019, our interest income would have decreased by approximately $0.1 million for both periods, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the three months ended September 25, 2020 and September 27, 2019, our interest expense would have increased by approximately $0.1 million and $0.2 million, respectively, assuming consistent borrowing levels.
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

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. We designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. From December 28, 2019, any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded unrealized loss of $1.5 million and unrealized loss of $1.9 million for the three months ended September 25, 2020 and September 27, 2019, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $3.4 million and $2.7 million as of September 25, 2020 and June 26, 2020, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of September 25, 2020, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of September 25, 2020 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1,
P-1,
F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
COVID-19
Updates
The
COVID-19
pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantines and other restrictions on movement in many communities. For the quarter ended September 25, 2020, we continued to experience a decrease in demand for some of our services and disruption in our supply chain because of the effects of
COVID-19,
which had a negative impact on our financial results. The extent of the impact of
COVID-19
on our future business, financial condition and operating results will depend largely on future developments, including (i) the duration and magnitude of the pandemic; (ii) the measures taken by governmental authorities and private sectors to limit the spread of
COVID-19;
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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During the three months ended September 25, 2020 and September 27, 2019, we had two customers and one customer, respectively, that each contributed 10% or more of our revenues. During the three months ended September 25, 2020 and September 27, 2019, such customers accounted for 28.6% and 18.0% of our revenues, respectively. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results. For example, in the six months ended June 26, 2020, we experienced some order cancelations and delays with respect to certain products that we manufacture for our customers due to
COVID-19,
which adversely affected our revenue.
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
Revenues from the optical communications end market represented 78.8% and 75.7% of our revenues for the three months ended September 25, 2020 and September 27, 2019, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of September 25, 2020, the U.S. dollar had depreciated approximately 2.7% against the Thai baht since September 28, 2018. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Also, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of September 25, 2020, the U.S. dollar had appreciated approximately 1.1% against the RMB since September 28, 2018. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of September 25, 2020, the U.S. dollar had appreciated approximately 2.5% against the GBP since September 28, 2018. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location
of customers outside of North America accounted for 52.5% and 49.7% of our revenues for the three months ended September 25, 2020 and September 27, 2019, respectively. We expect that revenues from the bill-to-location
of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:

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
Thailand has a history of political unrest that includes the involvement of the military as an active participant in the ruling government. In recent years, political unrest in the country has sparked political demonstrations and, in some instances, violence. In March 2019, Thailand held its first general election since the Thai military took over the government in a coup in May 2014. In June 2019, General Prayut
Chan-o-cha
was elected as Prime Minister, and in July 2019, the new Prime Minister’s nominees for cabinet ministers were appointed. In October 2020, there were several rounds of protest for political reform. Any future political instability in the Kingdom of Thailand could prevent shipments from entering or leaving the country, disrupt our ability to manufacture products in Thailand, and force us to transfer our operations to more stable, and potentially more costly, regions, which would harm our business, financial condition and operating results.

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
We are subject to income and other taxes in Thailand, the PRC, the United Kingdom and the United States. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. Currently, we are undergoing audit by the U.S. Internal Revenue Service for U.S. federal and state tax for tax years 2016 and 2017. It is reasonably possible that we may have an adverse effect on our provision from income taxes, but the amount cannot be reasonably estimated. The tax audits are expected to be concluded within the next 12 months. As of September 25, 2020, our U.S. federal and state tax returns remain open to examination for the tax years 2015 through 2018. In addition, tax returns that remain open to examination in Thailand, the PRC and the U.K. range from the tax years 2015 through 2019. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.

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
The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we are able to assert in our most recent Annual Report on Form
10-K
that our internal control over financial reporting was effective as of June 26, 2020, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of September 25, 2020 are primarily investments in a fixed income portfolio, including certificates of deposit, time deposits, corporate bonds and commercial papers, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 25, 2020, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On August 18, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase, from time to time, up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. In February 2018, May 2019 and August 2020, we announced that our board of directors approved increases of $30.0 million, $50.0 million and $58.5 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $168.5 million. The repurchased shares will be held as treasury stock. During the three months ended September 25, 2020, no shares were repurchased under this program. As of September 25, 2020, we had a remaining authorization to purchase up to $100.0 million worth of our ordinary shares.
The following table summarizes share repurchase activity for the three months ended September 25, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program
June 27, 2020 – July 24, 2020	—	$—	—	$41,499,413
July 25, 2020 – August 21, 2020	—	$—	—	$99,999,413
August 22, 2020 – September 25, 2020	—	$—	—	$99,999,413

Total	—	$—	—	$99,999,413

ITEMS 3, 4 and 5 are not applicable and have been omitted.
ITEM 6. EXHIBITS

Exhibit Number	Description	Incorporated by reference herein
		Form	Exhibit No.	Filing Date

10.1	Description of Fiscal 2021 Executive Incentive Plan	8-K, Item 5.02	N/A	August 17, 2020

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2020.

FABRINET

By:	/s/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)