Form 10-Q
period 2020-12-25
Fabrinet
filed 2021-02-02
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 25, 2020
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________to__________
Commission File Number: 001-34775
____________________________
FABRINET
(Exact name of registrant as specified in its charter)
____________________________
Cayman Islands
(State or other jurisdiction of
incorporation or organization)
c/o Intertrust Corporate Services (Cayman) Limited
190 Elgin Avenue
George Town
Grand Cayman
Cayman Islands
(Address of principal executive offices)
98-1228572
(I.R.S. Employer
Identification No.)
KY1-9005
(Zip Code)
+66 2-524-9600
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.01 par value	FN	New York Stock Exchange
____________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 22, 2021, the registrant had 36,870,691 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM 10-Q
QUARTER ENDED DECEMBER 25, 2020

Page No.
RISK FACTORS SUMMARY	4
PART I. FINANCIAL INFORMATION	6

Item 1. Financial Statements	6

Condensed Consolidated Balance Sheets as of December 25, 2020 and June 26, 2020 (unaudited)	6

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 25, 2020 and December 27, 2019 (unaudited)	7

Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended December 25, 2020 and December 27, 2019 (unaudited)	8

Condensed Consolidated Statements of Cash Flows for the six months ended December 25, 2020 and December 27, 2019 (unaudited)	10

Notes to Condensed Consolidated Financial Statements (unaudited)	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	44

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION	46

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 6. Exhibits	64

Signature	65

RISK FACTORS SUMMARY

You should carefully consider the information set forth below under the heading “Risk Factors” in Part II, Item 1A before deciding whether to invest in our securities. Below is a summary of the principal risks associated with an investment in our securities.

•Our sales depend on a small number of customers. A reduction in orders from any of these customers, the loss of any of these customers, or a customer exerting significant pricing and margin pressures on us could harm our business, financial condition and operating results.

•Consolidation in the markets we serve could harm our business, financial condition and operating results.

•If the optical communications market does not expand as we expect, our business may not grow as fast as we expect.

•Our quarterly revenues, gross profit margins and operating results have fluctuated significantly and may continue to do so in the future, which may cause the market price of our ordinary shares to decline or be volatile.

•If we are unable to continue diversifying our precision optical and electro-mechanical manufacturing services across other markets within the optics industry, or if these markets do not grow as fast as we expect, our business may not grow as fast as we expect.

•If we are unable to compete successfully against our current and future competitors, our business, financial condition and operating results could be harmed.

•Cancellations, delays or reductions of customer orders and the relatively short-term nature of the commitments of our customers could harm our business, financial condition and operating results.

•Our exposure to financially troubled customers or suppliers could harm our business, financial condition and operating results.

•We purchase some of the critical materials used in certain of our products from a single source or a limited number of suppliers. Supply shortages have in the past, and could in the future, impair the quality, reduce the availability or increase the cost of materials, which could harm our revenues, profitability and customer relations.

•Managing our inventory is complex and may require write-downs due to excess or obsolete inventory, which could cause our operating results to decrease significantly in a given fiscal period.

•If we fail to adequately expand our manufacturing capacity, we will not be able to grow our business, which would harm our business, financial condition and operating results. Conversely, if we expand too much or too rapidly, we may experience excess capacity, which would harm our business, financial condition and operating results.

•We may experience manufacturing yields that are lower than expected, potentially resulting in increased costs, which could harm our business, operating results and customer relations.

•If the products that we manufacture contain defects, we could incur significant correction costs, demand for our services may decline and we may be exposed to product liability and product warranty claims.

•If we fail to attract additional skilled employees or retain key personnel, our business, financial condition and operating results could suffer.

•We conduct operations in a number of countries, which creates logistical and communications challenges for us and exposes us to other risks and challenges that could harm our business, financial condition and operating results.

•We are subject to governmental export and import controls in several jurisdictions that subject us to a variety of risks, including liability, impairment of our ability to compete in international markets, and decreased sales and customer orders.

•We are subject to risks related to the ongoing U.S.-China trade dispute, including increased tariffs on materials that we use in manufacturing, which could adversely affect our business, financial condition and operating results.

•Fluctuations in foreign currency exchange rates and changes in governmental policies regarding foreign currencies could increase our operating costs, which would adversely affect our operating results.

•Political unrest and demonstrations, as well as changes in the political, social, business or economic conditions in Thailand, could harm our business, financial condition and operating results.

•We expect to continue to invest in our manufacturing operations in the PRC, which will continue to expose us to risks inherent in doing business in the PRC.

•Natural disasters (like the 2011 flooding in Thailand), epidemics, acts of terrorism and other political and economic developments could harm our business, financial condition and operating results.

•The loan agreements for our long-term debt obligations and other credit facilities contain financial ratio covenants that may impair our ability to conduct our business.

•The phase-out of the London Interbank Offered Rate could affect interest rates under our existing credit facility agreement, as well as our ability to seek future debt financing.

•Unfavorable worldwide economic conditions may negatively affect our business, operating results and financial condition.

•We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our shareholders.

•Our investment portfolio may become impaired by deterioration of the capital markets.

•We are not fully insured against all potential losses.

•Any changes in the estimates, judgments and assumptions used in the preparation of our financial statements could have a material adverse effect on our business, financial condition and operating results.

•Our business and operations would be adversely impacted in the event of a failure of our information technology infrastructure and/or cyber security attacks.

•Intellectual property infringement claims against our customers or us could harm our business, financial condition and operating results.

•Any failure to protect our customers’ intellectual property that we use in the products we manufacture for them could harm our customer relationships and subject us to liability.

•We are subject to the risk of increased income taxes.

•We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to continue to devote substantial time to various compliance initiatives.

•Failure to comply with applicable environmental laws and regulations could have a material adverse effect on our business, financial condition and operating results.

•If we are unable to meet regulatory quality standards applicable to our manufacturing and quality processes for the products we manufacture, our business, financial condition or operating results could be harmed.

•Our share price may be volatile due to fluctuations in our operating results and other factors, including the activities and operating results of our customers or competitors, any of which could cause our share price to decline.

•If securities or industry analysts do not publish research or if they publish misleading or unfavorable research about our business, the market price and trading volume of our ordinary shares could decline.

•We may become a passive foreign investment company, which could result in adverse U.S. tax consequences to U.S. investors.

•Our business and share price could be negatively affected as a result of activist shareholders.

•Certain provisions in our constitutional documents may discourage our acquisition by a third party, which could limit your opportunity to sell shares at a premium.

•Our shareholders may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.

•Certain judgments obtained against us by our shareholders may not be enforceable.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	December 25, 2020	June 26, 2020
Assets
Current assets
Cash and cash equivalents	$219,221	$225,430
Short-term restricted cash	7,402	7,402
Short-term investments	261,817	262,693
Trade accounts receivable, net of allowance for doubtful accounts of $123 and $336, respectively	318,430	272,665
Contract assets	16,223	13,256
Inventories	371,996	309,786
Other receivable	24,310	24,310
Prepaid expenses	3,141	5,399
Other current assets	29,187	14,508
Total current assets	1,251,727	1,135,449
Non-current assets
Long-term restricted cash	153	—
Property, plant and equipment, net	227,670	228,274
Intangibles, net	4,367	4,312
Operating right-of-use assets	7,271	8,068
Deferred tax assets	6,213	5,675
Other non-current assets	236	202
Total non-current assets	245,910	246,531
Total Assets	$1,497,637	$1,381,980
Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$12,156	$12,156
Trade accounts payable	296,948	251,603
Fixed assets payable	7,748	15,127
Contract liabilities	1,804	1,556
Operating lease liabilities, current portion	2,277	1,979
Income tax payable	2,806	2,242
Accrued payroll, bonus and related expenses	17,633	19,265
Accrued expenses	14,504	8,979
Other payables	39,159	21,514
Total current liabilities	395,035	334,421
Non-current liabilities
Long-term borrowings, non-current portion, net	33,436	39,514
Deferred tax liability	4,592	4,729
Operating lease liability, non-current portion	4,737	5,873
Severance liabilities	19,011	17,379
Other non-current liabilities	4,156	5,655
Total non-current liabilities	65,932	73,150
Total Liabilities	460,967	407,571
Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of December 25, 2020 and June 26, 2020)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 38,698,068 shares and 38,471,967 shares issued at December 25, 2020 and June 26, 2020, respectively; and 36,852,416 shares and 36,727,864 shares outstanding at December 25, 2020 and June 26, 2020, respectively)	387	385
Additional paid-in capital	177,125	175,610
Less: Treasury shares (1,845,652 shares and 1,744,103 shares as of December 25, 2020 and June 26, 2020 respectively)	(75,575)	(68,501)
Accumulated other comprehensive income (loss)	(1,657)	(1,147)
Retained earnings	936,390	868,062
Total Shareholders’ Equity	1,036,670	974,409
Total Liabilities and Shareholders’ Equity	$1,497,637	$1,381,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(in thousands of U.S. dollars, except per share data)	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Revenues	$453,827	$426,217	$890,466	$825,513
Cost of revenues	(400,806)	(377,059)	(786,965)	(730,368)
Gross profit	53,021	49,158	103,501	95,145
Selling, general and administrative expenses	(17,156)	(17,078)	(34,019)	(33,078)
Expenses related to reduction in workforce	—	(16)	—	(16)
Operating income	35,865	32,064	69,482	62,051
Interest income	1,111	1,940	2,215	4,038
Interest expense	(265)	(181)	(516)	(2,574)
Foreign exchange gain (loss), net	(533)	(988)	(405)	(2,941)
Other income (expense), net	158	397	279	774
Income before income taxes	36,336	33,232	71,055	61,348
Income tax expense	(952)	(2,001)	(2,620)	(4,160)
Net income	35,384	31,231	68,435	57,188
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	(42)	(82)	(367)	(47)
Change in net unrealized gain (loss) on derivative instruments	2,385	(189)	(823)	(150)
Change in net retirement benefits plan – prior service cost	50	101	223	184
Change in foreign currency translation adjustment	(146)	616	457	247
Total other comprehensive income (loss), net of tax	2,247	446	(510)	234
Net comprehensive income (loss)	$37,631	$31,677	$67,925	$57,422
Earnings per share
Basic	$0.96	$0.84	$1.86	$1.55
Diluted	$0.94	$0.83	$1.83	$1.52
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	36,936	37,011	36,877	36,962
Diluted	37,551	37,763	37,467	37,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended December 25, 2020

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at September 25, 2020	38,680,659	$387	$171,715	$(68,501)	$(3,904)	$901,006	$1,000,703
Net income	—	—	—	—	—	35,384	35,384
Other comprehensive income (loss)	—	—	—	—	2,247	—	2,247
Share-based compensation	—	—	5,851	—	—	—	5,851
Issuance of ordinary shares	17,409	—	—	—	—	—	—
Repurchase of 101,549 shares held as treasury shares	—	—	—	(7,074)	—	—	(7,074)
Tax withholdings related to net share settlement of restricted share units	—	—	(441)	—	—	—	(441)
Balances at December 25, 2020	38,698,068	$387	$177,125	$(75,575)	$(1,657)	$936,390	$1,036,670
For the Six Months Ended December 25, 2020

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 26, 2020	38,471,967	$385	$175,610	$(68,501)	$(1,147)	$868,062	$974,409
Net income	—	—	—	—	—	68,435	68,435
Other comprehensive income (loss)	—	—	—	—	(510)	—	(510)
Cumulative effect adjustment from adoption of ASC 326	—	—	—	—	—	(107)	(107)
Share-based compensation	—	—	11,878	—	—	—	11,878
Issuance of ordinary shares	226,101	2	(2)	—	—	—	—
Repurchase of 101,549 shares held as treasury shares	—	—	—	(7,074)	—	—	(7,074)
Tax withholdings related to net share settlement of restricted share units	—	—	(10,361)	—	—	—	(10,361)
Balances at December 25, 2020	38,698,068	$387	$177,125	$(75,575)	$(1,657)	$936,390	$1,036,670

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (Continued)
For the Three Months Ended December 27, 2019

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at September 27, 2019	38,389,128	$384	$160,148	$(47,779)	$(2,598)	$780,540	$890,695
Net income	—	—	—	—	—	31,231	31,231
Other comprehensive income (loss)	—	—	—	—	446	—	446
Share-based compensation	—	—	6,188	—	—	—	6,188
Issuance of ordinary shares	19,762	—	—	—	—	—	—
Tax withholdings related to net share settlement of restricted share units	—	—	(233)	—	—	—	(233)
Balances at December 27, 2019	38,408,890	$384	$166,103	$(47,779)	$(2,152)	$811,771	$928,327
For the Six Months Ended December 27, 2019

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 28, 2019	38,230,753	$382	$158,299	$(47,779)	$(2,386)	$754,583	$863,099
Net income	—	—	—	—	—	57,188	57,188
Other comprehensive income (loss)	—	—	—	—	234	—	234
Share-based compensation	—	—	12,183	—	—	—	12,183
Issuance of ordinary shares	178,137	2	(2)	—	—	—	—
Tax withholdings related to net share settlement of restricted share units	—	—	(4,377)	—	—	—	(4,377)
Balances at December 27, 2019	38,408,890	$384	$166,103	$(47,779)	$(2,152)	$811,771	$928,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(in thousands of U.S. dollars)	December 25, 2020	December 27, 2019
Cash flows from operating activities
Net income for the period	$68,435	$57,188
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,650	15,279
(Gain) loss on disposal of property, plant and equipment	(24)	242
(Gain) loss from sales and maturities of available-for-sale securities	(86)	(79)
Amortization of investment discount	1,003	117
Amortization of deferred debt issuance costs	16	10
(Reversal of) allowance for doubtful accounts	(321)	6
Unrealized (gain) loss on exchange rate and fair value of foreign currency forward contracts	(290)	1,205
Unrealized loss (gain) on fair value of interest rate swaps	—	1,672
Amortization of fair value at hedge inception of interest rate swaps	(695)	(433)
Share-based compensation	11,878	12,183
Deferred income tax	(461)	1,543
Other non-cash expenses	(657)	(851)
Changes in operating assets and liabilities
Trade accounts receivable	(45,410)	(24,970)
Contract assets	(2,967)	1,333
Inventories	(62,211)	(767)
Other current assets and non-current assets	(11,983)	7,471
Trade accounts payable	45,179	(22,816)
Contract liabilities	248	121
Income tax payable	548	1,336
Severance liabilities	1,350	2,015
Other current liabilities and non-current liabilities	20,112	805
Net cash provided by operating activities	41,314	52,610
Cash flows from investing activities
Purchase of short-term investments	(126,701)	(101,727)
Proceeds from sales of short-term investments	57,486	72,664
Proceeds from maturities of short-term investments	68,807	62,666
Funds provided to customer to support transfer of manufacturing operations (Note 8)	—	(24,310)
Purchase of property, plant and equipment	(22,693)	(15,411)
Purchase of intangibles	(1,271)	(808)
Proceeds from disposal of property, plant and equipment	26	1,195
Net cash used in investing activities	(24,346)	(5,731)
Cash flows from financing activities
Payment of debt issuance costs	—	(153)
Proceeds from long-term borrowings	—	60,938
Repayment of long-term borrowings	(6,094)	(63,985)
Repayment of finance lease liability	(100)	(189)
Repurchase of ordinary shares	(7,074)	—
Withholding tax related to net share settlement of restricted share units	(10,361)	(4,377)
Net cash used in financing activities	(23,629)	(7,766)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(6,661)	$39,113
Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at the beginning of period	$232,832	$188,241
Increase (decrease) in cash, cash equivalents and restricted cash	(6,661)	39,113
Effect of exchange rate on cash, cash equivalents and restricted cash	605	351
Cash, cash equivalents and restricted cash at the end of period	$226,776	$227,705
Non-cash investing and financing activities
Construction, software and equipment-related payables	$7,748	$14,307
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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(amount in thousands)	As of December 25, 2020	As of December 27, 2019
Cash and cash equivalents	$219,221	$220,031
Restricted cash	7,555	7,674
Cash, cash equivalents and restricted cash	$226,776	$227,705
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(in thousands of U.S. dollars unless otherwise noted)
1.Business and organization
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
2.Accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of December 25, 2020 and for the three and six months ended December 25, 2020 and December 27, 2019 includes normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 26, 2020.
The balance sheet as of June 26, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three and six months ended December 25, 2020 may not be indicative of results for the year ending June 25, 2021 or any future periods.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of total revenues and expenses during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for doubtful accounts, allowance for expected credit losses, income taxes, inventory obsolescence, goodwill and valuation of intangible assets related to business acquisition, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that estimates or assumptions prove to be different from actual results, adjustments will be made in subsequent periods to reflect more current information. Additionally, the extent to which the evolving COVID-19 pandemic impacts the Company’s unaudited condensed consolidated financial statements will depend on a number of factors, including the magnitude and duration of the pandemic. These estimates may change, as new events occur and additional information is obtained, as well as other factors related to the COVID-19 pandemic that could result in material impacts to the Company's unaudited condensed consolidated financial statements in future reporting periods.

Fiscal years
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended December 25, 2020 and December 27, 2019 each consisted of 13 weeks. The six months ended December 25, 2020 and December 27, 2019 each consisted of 26 weeks. Fiscal year 2021 will be comprised of 52 weeks and will end on June 25, 2021.
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
(i)A derivative for which the fair value is a net liability is classified in total as current.
(ii)A derivative for which the fair value is a net asset and the current portion is an asset is classified in total as non-current. If the current portion is a liability, it is presented as a current liability.
As of December 25, 2020, the derivative assets and liabilities were measured at fair value, but the gross fair value amount is presented in the unaudited condensed consolidated balance sheets. Additionally, a classification of current and non-current portion is determined by the maturity date of that derivative (e.g., a derivative that matures within one year is classified as current).
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
Management estimates the expected credit losses of financial assets using relevant available information from internal and external sources relating to historical credit loss experience, current conditions and reasonable forecasts over a financial asset’s contractual term. Adjustments to historical loss information are made from qualitative and quantitative factors if economic conditions on the reporting date reflect stronger or weaker economic performance than the historical data implies based on management’s expectations of economic conditions on certain indicators of the Company, industry and economy. The Company reviews factors such as past collection experience, age of the accounts receivable and contract assets balance, significant trends in current balances, internal operations and macroeconomic conditions. In addition, the Company modified its impairment model to the Current Expected Credit Losses (“CECL”) model for available-for-sale

(“AFS”) debt securities and discontinued using the concept of “other than temporary” impairment on these AFS debt securities. CECL on the AFS debt securities are recognized in interest income and other income (expense), net on the Company’s unaudited condensed consolidated statements of operations and comprehensive income, and any remaining unrealized losses, are included in accumulated other comprehensive income (loss) (“AOCI”) in the unaudited condensed consolidated balance sheet.
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
Short-term investments
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the designations at each balance sheet date. The Company may sell certain of the Company’s short-term investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s short-term investments generally range from three and six months to three years. The Company’s short-term investments, which consist of investments in U.S. Treasury, fixed income securities, liquidity funds that invest in short-term debt securities and certificates of deposit and time deposits, have been classified and accounted for as AFS. The AFS investments are carried at estimated fair value with any unrealized gains and losses, included in AOCI in the Company’s unaudited condensed consolidated balance sheet. The Company determines realized gains or losses on sale of marketable securities on a specific identification method and records such gains or losses as interest income and other income (expense), net in the unaudited condensed consolidated statements of operations and comprehensive income.
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
New Accounting Pronouncements – not yet adopted by the Company
In December 2019, the FASB issued ASU2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. This ASU will be effective for the Company in the first quarter of fiscal year 2022. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this update on its unaudited condensed consolidated financial statements.
3.Revenues from contracts with customers
Revenue by Geographic Area and End Market
Revenues are attributed to a particular geographic area based on the bill-to-location of the Company’s customers. The Company operates in three geographic regions: North America, Asia-Pacific and Europe.
The following table presents total revenues by geographic region:

(amount in thousands, except percentages)	Three Months Ended December 25, 2020	As a % of Total Revenues	Six Months Ended December 25, 2020	As a % of Total Revenues
North America	$224,672	49.5%	$432,074	48.5%
Asia-Pacific	153,734	33.9	299,380	33.6
Europe	75,421	16.6	159,012	17.9
	$453,827	100.0%	$890,466	100.0%

(amount in thousands, except percentages)	Three Months Ended December 27, 2019	As a % of Total Revenues	Six Months Ended December 27, 2019	As a % of Total Revenues
North America	$223,398	52.4%	$424,345	51.4%
Asia-Pacific	141,147	33.1	259,570	31.4
Europe	61,672	14.5	141,598	17.2
	$426,217	100.0%	$825,513	100.0%
The following table presents revenues by end market.

(amount in thousands, except percentages)	Three Months Ended December 25, 2020	As a % of Total Revenues	Six Months Ended December 25, 2020	As a % of Total Revenues
Optical communications	$347,840	76.6%	$691,757	77.7%
Lasers, sensors and other	105,987	23.4	198,709	22.3
Total	$453,827	100.0%	$890,466	100.0%

(amount in thousands, except percentages)	Three Months Ended December 27, 2019	As a % of Total Revenues	Six Months Ended December 27, 2019	As a % of Total Revenues
Optical communications	$322,068	75.6%	$624,447	75.6%
Lasers, sensors and other	104,149	24.4	201,066	24.4
Total	$426,217	100.0%	$825,513	100.0%
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
The following tables summarize the activity in the Company’s contract assets and contract liabilities during the six months ended December 25, 2020:

(amount in thousands)	Contract Assets
Beginning balance, June 26, 2020	$13,256
Revenue recognized	35,464
Amounts collected or invoiced	(32,497)
Ending balance, December 25, 2020	$16,223

(amount in thousands)	Contract Liabilities
Beginning balance, June 26, 2020	$1,556
Additions advance payment received during the period	14,597
Revenue recognized	(14,349)
Ending balance, December 25, 2020	$1,804

4.Earnings per ordinary share
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
Earnings per ordinary share was calculated as follows:

	Three Months Ended		Six Months Ended
(amount in thousands except per share amounts)	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Net income attributable to shareholders	$35,384	$31,231	$68,435	$57,188
Weighted-average number of ordinary shares outstanding (thousands of shares)	36,936	37,011	36,877	36,962
Incremental shares arising from the assumed vesting of restricted share units and performance share units (thousands of shares)	615	752	590	684
Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,551	37,763	37,467	37,646
Basic earnings per ordinary share	$0.96	$0.84	$1.86	$1.55
Diluted earnings per ordinary share	$0.94	$0.83	$1.83	$1.52
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (thousands of shares)(1)	91	50	91	50
(1)These performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.

5.Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments are as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of December 25, 2020
Cash	$211,314	$—	$211,314	$—	$—
Cash equivalents	7,907	—	7,907	—	—
Liquidity funds	41,245	—	—	—	41,245
Certificates of deposit and time deposits	20,500	—	—	—	20,500
Corporate debt securities	159,485	790	—	160,275	—
U.S. agency and U.S. treasury securities	39,462	335	—	39,797	—
Total	$479,913	$1,125	$219,221	$200,072	$61,745
As of June 26, 2020
Cash	$218,117	$—	$218,117	$—	$—
Cash equivalents	7,313	—	7,313	—	—
Liquidity funds	41,051	—	—	—	41,051
Certificates of deposit and time deposits	11,800	—	—	—	11,800
Corporate debt securities	159,220	948	—	160,168	—
U.S. agency and U.S. treasury securities	49,130	544	—	49,674	—
Total	$486,631	$1,492	$225,430	$209,842	$52,851

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
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale securities based on stated effective maturities as of December 25, 2020 and June 26, 2020:

	December 25, 2020		June 26, 2020
(amount in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$82,493	$82,508	$76,127	$76,196
Due between one to five years	116,454	117,564	132,223	133,646
Total	$198,947	$200,072	$208,350	$209,842
6.Fair value of financial instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs for the valuation of an asset or liability as of the measurement date. The three levels of inputs that may be used to measure fair value are defined as follows:
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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of December 25, 2020
Assets
Cash equivalents	$—	$7,907		$—	$7,907
Liquidity funds	—	41,245		—	41,245
Certificates of deposit and time deposits	—	20,500		—	20,500
Corporate debt securities	—	160,275		—	160,275
U.S. agency and U.S. treasury securities	—	39,797		—	39,797
Derivative assets – current portion	—	3,071	(1)	—	3,071
Total	$—	$272,795		$—	$272,795
Liabilities
Derivative liabilities – current portion	$—	$1,676		$—	$1,676
Derivative liabilities – non-current portion	—	2,894		—	2,894
Total	$—	$4,570	(2)	$—	$4,570

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 26, 2020
Assets
Cash equivalents	$—	$7,313		$—	$7,313
Liquidity funds	—	41,051		—	41,051
Certificates of deposit and time deposits	—	11,800		—	11,800
Corporate debt securities	—	160,168		—	160,168
U.S. agency and U.S. treasury securities	—	49,674		—	49,674
Derivative assets	—	2,823	(3)	—	2,823
Total	$—	$272,829		$—	$272,829
Liabilities
Derivative liabilities – current portion	$—	$2,148		$—	$2,148
Derivative liabilities – non-current portion	—	3,718		—	3,718
Total	$—	$5,866	(4)	$—	$5,866
(1)Foreign currency forward contracts with a notional amount of $130.0 million and Canadian dollars of 0.6 million.
(2)Two interest rate swap agreements with an aggregate notional amount of $125.1 million.
(3)Foreign currency forward contracts with a notional amount of $125.0 million and Canadian dollars of 0.6 million, and option contract with a notional amount of $1.0 million.
(4)Two interest rate swap agreements with an aggregate notional amount of $125.1 million.
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
As of December 25, 2020, the Company had 130 outstanding U.S. dollar foreign currency forward contracts against Thai baht, with an aggregate notional amount of $130.0 million and maturity dates ranging from January 2021 through July 2021 and one outstanding Canadian dollar foreign currency forward contract with a notional amount of Canadian dollars of 0.6 million and a maturity date in March 2021.
As of June 26, 2020, the Company had 125 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $125.0 million, one foreign currency contract with notional amount of Canadian dollars 0.6 million and one foreign currency option contract with notional amount of $1.0 million with maturity dates ranging from July 2020 through January 2021.
As of December 25, 2020, the hedging relationship over foreign currency forward contracts that were designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of December 25, 2020, the amount in AOCI that is expected to be reclassified into earnings within 12 months was a gain of $1.8 million.
During the three and six months ended December 25, 2020, the Company recorded an unrealized gain of $1.8 million and $0.3 million from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
During the six months ended December 27, 2019, the Company recorded an unrealized loss of $1.9 million from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income. During the three months ended December 27, 2019, the amount was not material.
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of December 25, 2020 and June 26, 2020, the Company had two outstanding interest rate swap agreements with an aggregate notional amount of $125.1 million.
On July 25, 2018, Fabrinet Thailand entered into an interest rate swap agreement to effectively convert the floating interest rate of its term loan under the Bank of America Credit Facility Agreement to a fixed interest rate of 2.86% per annum through the scheduled maturity of the term loan in June 2023 (see Note 12). The Company did not designate this interest rate swap for hedge accounting.
On September 3, 2019, the Company entered into a new term loan agreement under a Credit Facility Agreement with the Bank of Ayudhya Public Company Limited (the “Bank”) (see Note 12) and on September 10, 2019, repaid in full the outstanding term loan under the Bank of America Credit Facility (see Note 12). In conjunction with the funding of the new term loan, the Company entered into a second interest rate swap agreement. The combination of both of these interest rate swaps effectively convert the floating interest rate of the Company’s new term loan with the Bank to a fixed interest rate of 4.36% per annum through the maturity of the term loan in June 2024.
On September 27, 2019, the Company designated these two interest rate swaps as a cash flow hedge for the Company’s term loan under the Credit Facility Agreement with the Bank. The combination of these two interest rate swaps qualified for hedge accounting because the hedges are highly effective, and the Company has designated and documented contemporaneously the hedging relationships involving these interest rate swaps. While the Company intends to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. From September 27, 2019, any gains or losses related to these interest rate swaps will be recorded in AOCI in the unaudited condensed consolidated balance sheets. The Company will reclassify a portion of the gains or losses from AOCI into earnings at each reporting period based on either the accrued interest amount or the interest payment.
As of December 25, 2020, the amount in AOCI that is expected to be reclassified into earnings within 12 months is a loss of $0.6 million.
Prior to September 27, 2019, these interest rate swaps were not designated as cash flow hedges and all changes in the fair value of these interest rate swaps were reflected in earnings. During the three and six months ended December 27, 2019, the Company recorded unrealized loss of nil and $1.7 million, respectively, from changes in the fair value of these interest rate swaps as interest expense in the unaudited condensed consolidated statements of operations and comprehensive income.

The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended		Six Months Ended
(amount in thousands)	Financial statements line item	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income	$3,149	$—	$809	$—
Interest rate swaps	Other comprehensive income	386	243	743	282
Total derivatives gain (loss) recognized in other comprehensive income (loss)		$3,535	$243	$1,552	$282
Derivatives loss (gain) reclassified from accumulated other comprehensive income (loss) into earnings:
Foreign currency forward contracts	Cost of revenues	$337	$—	$(1,720)	$—
Foreign currency forward contracts	SG&A	14	—	(73)	—
Foreign currency forward contracts	Foreign exchange loss, net	(1,165)	—	113	—
Interest rate swaps	Interest expense	(336)	(432)	(695)	(432)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings		$(1,150)	$(432)	$(2,375)	$(432)
Change in net unrealized gain (loss) on derivatives instruments		$2,385	$(189)	$(823)	$(150)
Fair Value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	December 25, 2020		June 26, 2020
(amount in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$1,095	$—	$9	$(611)
Interest rate swaps	—	—	—	—
Derivatives designated as hedging instruments
Foreign currency forward contracts	1,976	(140)	2,814	(83)
Interest rate swaps	—	(4,430)	—	(5,172)
Derivatives, gross balances	$3,071	$(4,570)	$2,823	$(5,866)

The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets
Fair Value of Derivative Liabilities	Accrued expenses
Fair Value of Derivative Liabilities	Other non-current liabilities
7.Inventories

(amount in thousands)	As of December 25, 2020	As of June 26, 2020
Raw materials	$143,230	$141,522
Work in progress	177,881	136,344
Finished goods	30,194	17,950
Goods in transit	20,691	13,970
Inventories	$371,996	$309,786

8.Other receivable
On October 1, 2019, the Company provided funds in the amount of $24.3 million to a customer to support the customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand.

On October 1, 2020, the Company extended the payment terms of the funds and the accrued interest from September 30, 2020 to April 1, 2021, and reduced the interest rate effective from October 1, 2020. The extension was granted in connection with the customer’s agreement to transfer additional manufacturing operations to the Company’s facilities in Thailand beginning in November 2020. These funds will be offset by the amount due to this customer for the purchases of certain inventories.

As of December 25, 2020, the Company recorded the $24.3 million funds as other receivable in the unaudited condensed consolidated balance sheet.
9.Restricted cash
As of December 25, 2020 and June 26, 2020, the Company had one outstanding standby letter of credit of 6.0 million Euros, related to the Company’s support of a customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand. As of December 25, 2020 and June 26, 2020, the standby letter of credit was backed by cash collateral of $7.4 million. This standby letter of credit expired on December 31, 2020 and the corresponding cash collateral was released in January 2021.
As of December 25, 2020, the Company had long-term restricted cash of Renmibi 1.0 million related to bank guarantees of its subsidiary in China to support the subsidiary's operations. The bank guarantee was backed by cash collateral of $0.2 million.
10.Leases
The Company leases facilities under non-cancelable operating lease agreements. The Company leases a portion of its capital equipment and vehicles, certain land and buildings for its facilities in Thailand, the Cayman Islands, China, the U.S., the U.K. and Israel under operating lease arrangements that expire at various dates through 2025. Certain of these lease arrangements provide the Company the ability to extend the lease from one to five years following the expiration of the current term. However, the Company has excluded all lease extension options from its ROU assets and lease liabilities as the Company is not reasonably assured that it will exercise these options. None of the lease agreements contain residual value guarantees provided by the lessee. The Company also has one intercompany lease transaction in the form of a lease of office and manufacturing space between Fabritek and Fabrinet West.

Operating leases
As of December 25, 2020, the maturities of the Company’s operating lease liabilities were as follows:

(amount in thousands)	As of December 25, 2020
2021 (remaining six months)	$1,285
2022	2,568
2023	2,448
2024	1,088
2025	30
Total undiscounted lease payments	7,419
Less imputed interest	(405)
Total present value of lease liabilities	$7,014	(1)
(1)Included current portion of operating lease liabilities for the period ended December 25, 2020.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term. Rental expense for long-term leases for the three and six months ended December 25, 2020 was $0.6 million and $1.2 million, respectively, and for the three and six months ended December 27, 2019 was $0.5 million and $1.0 million, respectively. Rental expense for short-term leases for the three and six months ended December 25, 2020 was $0.1 million and $0.2 million, respectively, and for the three and six months ended December 27, 2019 was not material.
The following summarizes additional information related to the Company’s operating leases:

	As of December 25, 2020	As of June 26, 2020
Weighted-average remaining lease term (in years)	3.1	3.3
Weighted-average discount rate	3.7%	3.7%
The following table presents supplemental disclosure for the unaudited condensed consolidated statement of cash flows related to operating and finance leases for the three and six months ended December 25, 2020 and December 27, 2019:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$667	$566	$1,261	$1,024
Financing cash flows from finance leases	$—	$80	$100	$189
ROU assets obtained in exchange for lease liabilities	$43	$1,373	$7,271	$7,558

11.Intangibles
The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of December 25, 2020
Software	$9,018	$(6,100)	$—	$2,918
Customer relationships	4,373	(2,954)	30	1,449
Backlog	119	(119)	—	—
Total intangibles	$13,510	$(9,173)	$30	$4,367

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 26, 2020
Software	$8,317	$(5,577)	$—	$2,740
Customer relationships	4,373	(2,691)	(110)	1,572
Backlog	119	(119)	—	—
Total intangibles	$12,809	$(8,387)	$(110)	$4,312
The Company recorded amortization expense relating to intangibles of $0.5 million and $0.3 million for the three months ended December 25, 2020 and December 27, 2019, respectively, and $0.7 million and $0.6 million for the six months ended December 25, 2020 and December 27, 2019, respectively.
The weighted-average remaining life of customer relationships was:

(years)	As of December 25, 2020	As of June 26, 2020
Customer relationships	4.3	4.6
Based on the carrying amount of intangibles as of December 25, 2020, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousands)
2021 (remaining six months)	$312
2022	1,215
2023	1,208
2024	924
2025	488
Thereafter	220
Total	$4,367

12.Borrowings
The Company’s total borrowings, including current and non-current portions of long-term borrowings, consisted of the following:

(amount in thousands)
Rate	Conditions	Maturity	As of December 25, 2020	As of June 26, 2020
Long-term borrowings, current portion, net:
Long-term borrowings, current portion			$12,188	$12,188
Less: Unamortized debt issuance costs – current portion			(32)	(32)
Long-term borrowings, current portion, net			$12,156	$12,156
Long-term borrowings, non-current portion, net:
Term loan borrowings:
3-month LIBOR +1.35% per annum (1)	Repayable in quarterly installments	June 2024	$45,703	$51,797
Less: Current portion			(12,188)	(12,188)
Less: Unamortized debt issuance costs – non-current portion			(79)	(95)
Long-term borrowings, non-current portion, net			$33,436	$39,514
(1)We have entered into interest rate swaps that effectively fix a series of our future interest payments on our term loans. Refer to Note 6.
The movements of long-term borrowings for the six months ended December 25, 2020 and December 27, 2019 were as follows:

	Six Months Ended
(amount in thousands)	December 25, 2020	December 27, 2019
Opening balance	$51,797	$60,938
Borrowings during the period	—	60,938
Repayments during the period	(6,094)	(63,985)
Closing balance	$45,703	$57,891
As of December 25, 2020, future maturities of long-term borrowings during each fiscal year were as follows:

(amount in thousands)
2021 (remaining six months)	$9,141
2022	12,187
2023	12,187
2024	12,188
Total	$45,703
Credit facility agreements:
Bank of Ayudhya Public Company Limited
On August 20, 2019, Fabrinet Thailand (the “Borrower”) and Bank of Ayudhya Public Company Limited (the “Bank”) entered into a Credit Facility Agreement (the “Credit Facility Agreement”). The Credit Facility Agreement provides for a facility of 110.0 million Thai baht (approximately $3.6 million based on the applicable exchange rate as of December 27, 2019) and $160.9 million which may be used for, among other things, an overdraft facility, short-term loans against promissory notes, a letter of guarantee facility, a term loan facility and foreign exchange facilities. The Bank may approve any request for extension of credit under the Credit Facility Agreement and may increase or decrease any facility amount in its sole discretion.

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
The term loan accrues interest at 3-month LIBOR plus 1.35% and is repayable in quarterly installments of $3.0 million, commencing on September 30, 2019. The term loan will mature on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be re-borrowed. During the three and six months ended December 25, 2020, the Company recorded $0.2 million and $0.4 million, respectively, of interest expense in connection with this term loan.
Any borrowings under the Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt to equity ratio less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. As of December 25, 2020, the Company was in compliance with all of its financial covenants under the Term Loan Agreement.
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
At December 25, 2020, there was $45.7 million outstanding under the term loan.
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
The most recent amendment on June 4, 2018 (i) reduced the revolving commitments thereunder from $150.0 million to $25.0 million, (ii) refinanced the outstanding amounts under the revolving loan and term loan facilities into a $65.0 million term loan which was to be repaid in quarterly installments through the maturity date of June 04, 2023; and (iii) reduced the interest rate margins and commitment fees. The term loan bore interest, at the Company’s option, at a rate per annum equal to a LIBOR rate plus a spread of 1.50% to 2.25%, or a base rate plus a spread of 0.50% to 1.25%. During the three and six months ended December 27, 2019, the Company recorded $0.5 million of interest expense in connection with this term loan for both periods.
On September 10, 2019, the Company fully repaid $61.0 million in principal, accrued interest and other fees under the agreement. The early termination of this agreement did not trigger any early termination fees.

13.Income taxes
As of December 25, 2020 and June 26, 2020, the liability for uncertain tax positions including accrued interest and penalties was $0.8 million and $1.5 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to increase within the next 12 months due to interest on these positions.
The Company files income tax returns in the United States and foreign tax jurisdictions. The tax years from 2015 to 2020 remain open to examination by U.S. federal and state, and foreign tax authorities. The Company’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of each entity in the Company, adjusted for discrete items arising in that quarter. If the Company’s estimated annual effective tax rate changes, the Company makes a cumulative adjustment in that quarter.
The effective tax rate for the Company for the three months ended December 25, 2020 and December 27, 2019 was 3.0% and 4.9%, respectively, of net income. The decrease was primarily due to the fact that the Company had lower income subject to tax during the second quarter of fiscal year 2021 as compared to the same period in fiscal year 2020.
The effective tax rate for the Company for the six months ended December 25, 2020 and December 27, 2019 was 3.7% and 5.0%, respectively, of net income. The decrease was primarily due to the fact that the Company had lower income subject to tax during the first six months of fiscal year 2021 as compared to the same period in fiscal year 2020.
14.Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three and six months ended December 25, 2020 and December 27, 2019 was as follows:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Share-based compensation expense by type of award:
Restricted share units	$4,175	$4,186	$9,424	$8,584
Performance share units	1,676	2,002	2,454	3,599
Total share-based compensation expense	5,851	6,188	11,878	12,183
Tax effect on share-based compensation expense	—	—	—	—
Net effect on share-based compensation expense	$5,851	$6,188	$11,878	$12,183
Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Cost of revenue	$1,592	$1,591	$3,417	$3,311
Selling, general and administrative expense	4,259	4,597	8,461	8,872
Total share-based compensation expense	$5,851	$6,188	$11,878	$12,183
The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and six months ended December 25, 2020 and December 27, 2019.

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
As of December 25, 2020, there were 261,899 restricted share units outstanding, 188,554 performance share units outstanding and 2,522,057 ordinary shares available for future grant under the 2020 Plan.
As of December 25, 2020, there were 433,599 restricted share units outstanding and 238,474 performance share units outstanding under the 2010 Plan. No ordinary shares are available for future grant under the 2010 Plan.
On November 2, 2017, the Company adopted the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”) with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual. As of December 25, 2020, there were 12,164 restricted share units outstanding and 111,347 ordinary shares available for future grant under the 2017 Inducement Plan.
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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 26, 2020	797,757	$46.88
Granted	216,776	$69.48
Issued	(292,874)	$43.75
Forfeited	(13,997)	$54.23
Balance as of December 25, 2020	707,662	$54.95

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2019	800,751	$42.48
Granted	331,900	$49.78
Issued	(264,275)	$39.60
Forfeited	(23,855)	$42.09
Balance as of December 27, 2019	844,521	$46.26

The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 26, 2020	440,140	$48.37
Granted	184,718	$69.85
Issued	(82,185)	$48.02
Forfeited	(115,645)	$48.02
Balance as of December 25, 2020	427,028	$57.82

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2019	548,500	$40.97
Granted	238,474	$48.39
Issued	—	—
Forfeited	(350,670)	$36.99
Balance as of December 27, 2019	436,304	$48.22
The fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.
As of December 25, 2020, there was $17.2 million and $12.1 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.5 years and 1.4 years, respectively.
For the six months ended December 25, 2020 and December 27, 2019, the Company withheld an aggregate of 148,958 shares and 86,138 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle employee obligations for the applicable income and other employment taxes. For the six months ended December 25, 2020 and December 27, 2019, the Company then remitted cash of $10.4 million and $4.4 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.
15.Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three and six months ended December 25, 2020, Fabrinet issued 17,409 and 226,101 ordinary shares upon the vesting of restricted share units, net of shares withheld.
For the three and six months ended December 27, 2019, Fabrinet issued 19,762 and 178,137 ordinary shares upon the vesting of restricted share units, net of shares withheld.
All such issued shares are fully paid.
Treasury shares
In August 2017, the Company’s board of directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, May 2019 and August 2020, the Company’s board of directors approved an increase of $30.0 million, $50.0 million and $58.5 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $168.5 million. During the six months ended December 25, 2020, the Company repurchased 101,549 shares under the program at an average price per share of $69.64, totaling $7.1 million. As of December 25, 2020, the Company had a remaining authorization to purchase up to an additional $92.9 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

16.Accumulated other comprehensive income (loss)
The changes in AOCI for the six months ended December 25, 2020 and December 27, 2019 were as follows:

(amount in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 26, 2020	$1,490	$602	$(2,009)	$(1,230)	$(1,147)
Other comprehensive income before reclassification adjustment	(289)	1,552	—	457	1,720
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	(78)	(2,375)	223	—	(2,230)
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$(367)	$(823)	$223	$457	$(510)
Balance as of December 25, 2020	$1,123	$(221)	$(1,786)	$(773)	$(1,657)

(amount in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 28, 2019	$952	$32	$(2,537)	$(833)	$(2,386)
Other comprehensive income before reclassification adjustment	(126)	(150)	184	247	155
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	79	—	—	—	79
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$(47)	$(150)	$184	$247	$234
Balance as of December 27, 2019	$905	$(118)	$(2,353)	$(586)	$(2,152)
17.Commitments and contingencies
Letter of credit and Bank guarantees
As of December 25, 2020 and June 26, 2020, the Company had one outstanding standby letter of credit of 6.0 million Euros related to the Company’s support of a customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand. As of December 25, 2020 and June 26, 2020, the standby letter of credit was backed by cash collateral of $7.4 million. This standby letter of credit expired on December 31, 2020 and the corresponding cash collateral was released in January 2021.
As of December 25, 2020 and June 26, 2020, there were outstanding bank guarantees given by a bank on behalf of our subsidiary in Thailand for electricity usage and other normal business expenses totaling to $1.7 million and $1.6 million, respectively, and there were other bank guarantees given by a bank on behalf of our subsidiaries in China and the U.K. to support their operations. As of December 25, 2020, the Company had an outstanding bank guarantee of its subsidiary in China to support the subsidiary's operations of Renmibi 1.0 million. The bank guarantee was backed by cash collateral of $0.2 million. As of June 26, 2020, these bank guarantees were not material.
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
As of December 25, 2020, the Company had an outstanding commitment to third parties of $515.5 million.

Capital expenditure
In December 2020, the Company entered into a construction contract with a local contractor for construction of a new manufacturing building at the Company’s Chonburi campus. The contract price is approximately $50.3 million.
As of December 25, 2020, the Company had an outstanding commitment to third parties of $10.1 million.
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
18.Business segments and geographic information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s Chief Executive Officer. As of December 25, 2020, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
For the Company’s revenues by geographic region, see “Revenue by Geographic Area and End Market” in Note 3.
As of December 25, 2020 and December 27, 2019, the Company had approximately $28.6 million and $30.0 million, respectively, of long-lived assets based in North America, with the substantial remainder of assets based in Asia-Pacific and Europe.
Significant customers
The Company had four and three customers, respectively, that each contributed to 10% or more of its total trade accounts receivable as of December 25, 2020 and June 26, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•our goals and strategies;
•our and our customers’ estimates regarding future revenues, operating results, expenses, capital requirements and liquidity;
•our belief that we will be able to maintain favorable pricing on our services;
•our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2021 will be in line with the portion of those revenues for the six months ended December 25, 2020;
•our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;
•our expectation that our fiscal year 2021 selling, general and administrative (“SG&A”) expenses will increase as a percentage of revenue compared to fiscal year 2020 SG&A expenses;
•our expectation that our employee costs will increase in Thailand and the People’s Republic of China (“PRC”);
•our future capital expenditures and our needs for additional financing;
•the expansion of our manufacturing capacity, including into new geographies;
•the growth rates of our existing markets and potential new markets;
•our ability, and the ability of our customers and suppliers, to respond successfully to technological or industry developments;
•our expectations regarding the potential impact of the COVID-19 pandemic on our business, financial condition and results of operations;
•our suppliers’ estimates regarding future costs;
•our ability to increase our penetration of existing markets and to penetrate new markets;
•our plans to diversify our sources of revenues;
•our plans to execute acquisitions;
•trends in the optical communications, industrial lasers, and sensors markets, including trends to outsource the production of components used in those markets;
•our ability to attract and retain a qualified management team and other qualified personnel and advisors; and
•competition in our existing and new markets.
These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form10-Q, in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A as well as those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. “We,” “us” or “our” collectively refer to Fabrinet and its subsidiaries.

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
Recent Developments Related to COVID-19
The global COVID-19 pandemic has impacted us in several ways and created various challenges. At the onset of the pandemic, our PRC subsidiary, which manufactures custom optics components for us and other customers at its facility in Fuzhou, China, experienced a prolonged temporary closure following its customary eight-day Chinese Lunar New Year holiday in January 2020. In accordance with the Chinese government’s official efforts to mitigate the spread of COVID-19, our PRC subsidiary, along with other businesses in various parts of the country, delayed resumption of operations following the holiday closures for approximately two weeks. Furthermore, because of the restrictions in place on travel in China during this period, many of our employees were unable to return from their holiday travel as planned, resulting in fewer than 90% of our employees being able to return to work at our PRC subsidiary before early March. Our other global manufacturing facilities also have been affected by various government restrictions put in place to slow the spread of COVID-19. In Thailand, the government declared a national state of emergency effective March 26, 2020 and required the closure of various businesses, in particular retail establishments, and passed measures restricting movement and activities in Thailand. While our operations in Thailand have not been suspended, we have implemented a number of safety protocols to allow our operations in our facilities there to continue in accordance with government regulations. With the exception of our facility in Santa Clara, California, which closed for approximately one week beginning in late March 2020 before reopening in early April as a previously classified “essential business,” our facilities in the U.S., including in New Jersey, and in the U.K. have remained open while adhering to the local government restrictions and orders implemented in March 2020, including “shelter-in-place” orders and social distancing guidelines.
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
During the winter months of fiscal 2021, we may experience worsening impacts of the pandemic, which could further impact customer demand. During the three months ended December 25, 2020, several countries such as Thailand, China, the U.S., and the U.K., where we have manufacturing facilities, experienced a surge in the number of COVID-19 cases. Although we did not experience any significant disruptions in our operations or decrease in customer demand during the three months ended December 25, 2020, any further worsening of the pandemic may have a negative impact on our operations.

Given the unprecedented global, human, and economic impact of the COVID-19 pandemic, the extraordinary economic short-term uncertainty, and the evolving and differing national strategies for dealing with COVID-19, it is extremely challenging to provide a forward-looking disclosure. Despite the uncertainty and concern about the global economy and the health of various industries, we believe it is important to share some relevant perspective as we continue to assess the impacts of COVID-19 on our business in the future:
•With work-from-home protocols in place around the world, global demand for internet bandwidth has grown and we believe it will continue to grow. Because the next-generation telecom and datacom products we manufacture for our customers are important to expand network capacity, we believe this will have a positive impact on our business in the long-term.
•While we believe that the long-term growth outlook for the markets we serve has not been significantly impacted, in the short-term we are likely to continue to see regional downward demand adjustments, especially if the COVID-19 outbreak intensifies or returns in various geographic areas as happened at the end of our third quarter in fiscal year 2020.
•We expect we will continue to experience some disruptions in our supply chain and the availability of parts and materials will continue to fluctuate, especially if the COVID-19 outbreak intensifies or returns in various geographic areas. However, we believe we can mitigate these disruptions by continuing to identify and secure alternative sources.
•A significant portion of our costs are variable and, because of this, we can adjust manufacturing costs relatively quickly to respond to the changing demand of our customers. However, because parts and materials account for the largest portion of our costs, in combination with the supply chain issues noted above and, to a lesser extent, the expenses associated with the safety and health protocols we have implemented across our global operations, our gross margins will continue to be negatively affected for the foreseeable future.
•The safety and health of our employees is and will remain a key priority, and we will continue to follow robust safety protocols in all of our facilities.
•Given our $481.0 million in cash, cash equivalents and short-term investments, and our total debt of approximately $45.7 million, as of December 25, 2020, we believe we are in a solid position from a capital and financial resources perspective. We expect that current cash and cash equivalent balances and short-term investments, and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months.
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
The percentage of our revenues generated from a bill-to location outside of North America increased from 47.6% in the three months ended December 27, 2019 to 50.5% in the three months ended December 25, 2020, primarily because the increase in sales to our customers in North America was lower than the increase in sales to our customers outside of North America.
The percentage of our revenues generated from a bill-to location outside of North America increased from 48.6% in the six months ended December 27, 2019 to 51.5% in the six months ended December 25, 2020, primarily because the increase in sales to our customers in North America was lower than the increase in sales to our customers outside of North America.

Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2021 will be in line with the portion of revenues attributable to such customers during the six months ended December 25, 2020.
The following table presents percentages of total revenues by geographic region:

	Three Months Ended		Six Months Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
North America	49.5%	52.4%	48.5%	51.4%
Asia-Pacific	33.9	33.1	33.6	31.4
Europe	16.6	14.5	17.9	17.2
	100.0%	100.0%	100.0%	100.0%
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
Selling, General and Administrative Expenses
Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2021, we expect our SG&A expenses will increase as compared with our fiscal year 2020 SG&A expenses due to an increase in start-up costs related to our subsidiary in Israel and an increase in management retirement compensation.
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
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of December 25, 2020			As of June 26, 2020
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	633,768	$21,076	49.6%	667,955	$21,617	41.8%
RMB	87,668	13,419	31.6	158,060	22,402	43.3
GBP	5,902	8,006	18.8	6,220	7,726	14.9
Total		$42,501	100.0%		$51,745	100.0%
Liabilities
Thai baht	1,997,135	$66,416	90.8%	2,102,392	$68,039	89.5%
RMB	29,894	4,576	6.2	42,586	6,036	8.0
GBP	1,600	2,170	3.0	1,545	1,919	2.5
Total		$73,162	100.0%		$75,994	100.0%

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of December 25, 2020, there was $130.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 26, 2020, there was $125.0 million of foreign currency forward contracts outstanding and one foreign currency option contract with notional amount of $1.0 million on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of December 25, 2020 and June 26, 2020, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of December 25, 2020 and June 26, 2020, we did not have any derivative contracts denominated in GBP.
For the three months ended December 25, 2020 and December 27, 2019, we recorded gain of $1.8 million and $24.0 thousand, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
For the six months ended December 25, 2020 and December 27, 2019, we recorded gain of $0.3 million and loss of $1.9 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
Currency Regulation and Dividend Distribution
Foreign exchange regulation in the PRC is primarily governed by the following rules:
•Foreign Currency Administration Rules, as amended on August 5, 2008, or the Exchange Rules;
•Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules; and
•Notice on Perfecting Practices Concerning Foreign Exchange Settlement Regarding the Capital Contribution by Foreign-invested Enterprises, as promulgated by the State Administration of Foreign Exchange (“SAFE”), on August 29, 2008, or Circular 142.
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
The corporate income tax rate for our subsidiaries in China and the U.K. is 25% and 19%, respectively.
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
Our critical accounting policies are disclosed in our Annual Report on Form10-K for the fiscal year ended June 26, 2020. The adoption of new accounting policies and accounting standards are disclosed in Note 2 to the unaudited condensed consolidated financial statements. There were no changes to our accounting policies other than the adoption of ASC 326, “Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments” and ASC 820, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement."

Results of Operations
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

(amount in thousands)	Three Months Ended		Six Months Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Revenues	$453,827	$426,217	$890,466	$825,513
Cost of revenues	(400,806)	(377,059)	(786,965)	(730,368)
Gross profit	53,021	49,158	103,501	95,145
Selling, general and administrative expenses	(17,156)	(17,078)	(34,019)	(33,078)
Expenses related to reduction in workforce	—	(16)	—	(16)
Operating income	35,865	32,064	69,482	62,051
Interest income	1,111	1,940	2,215	4,038
Interest expense	(265)	(181)	(516)	(2,574)
Foreign exchange gain (loss), net	(533)	(988)	(405)	(2,941)
Other income (expense), net	158	397	279	774
Income before income taxes	36,336	33,232	71,055	61,348
Income tax expense	(952)	(2,001)	(2,620)	(4,160)
Net income	35,384	31,231	68,435	57,188
Other comprehensive income (loss), net of tax	2,247	446	(510)	234
Net comprehensive income	$37,631	$31,677	$67,925	$57,422
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(88.3)	(88.5)	(88.4)	(88.5)
Gross profit	11.7	11.5	11.6	11.5
Selling, general and administrative expenses	(3.8)	(4.0)	(3.8)	(4.0)
Expenses related to reduction in workforce	—	—	—	—
Operating income	7.9	7.5	7.8	7.5
Interest income	0.2	0.4	0.3	0.5
Interest expense	—	—	(0.1)	(0.3)
Foreign exchange gain (loss), net	(0.1)	(0.2)	—	(0.4)
Other income (expense), net	—	0.1	—	0.1
Income before income taxes	8.0	7.8	8.0	7.4
Income tax expense	(0.2)	(0.5)	(0.3)	(0.5)
Net income	7.8	7.3	7.7	6.9
Other comprehensive income (loss), net of tax	0.5	0.1	(0.1)	—
Net comprehensive income	8.3%	7.4%	7.6%	6.9%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Six Months Ended
(amount in thousands)	December 25, 2020	December 27, 2019	December 25, 2020	December 27, 2019
Optical communications	$347,840	$322,068	$691,757	$624,447
Lasers, sensors and other	105,987	104,149	198,709	201,066
Total	$453,827	$426,217	$890,466	$825,513
We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.
Comparison of Three and Six Months Ended December 25, 2020 with Three and Six Months Ended December 27, 2019
Revenues
Our revenues increased by $27.6 million, or 6.5%, to $453.8 million for the three months ended December 25, 2020, compared with $426.2 million for the three months ended December 27, 2019. This increase was due to an increase in our key customers’ demand for optical communications manufacturing services and from newer programs during the three months ended December 25, 2020. Revenues from optical communications products increased by $25.8 million, or 8.0%, for the three months ended December 25, 2020.
Our revenues increased by $65.0 million, or 7.9%, to $890.5 million for the six months ended December 25, 2020, compared with $825.5 million for the six months ended December 27, 2019. This increase was due to an increase in our key customers’ demand for optical communications manufacturing services and from newer programs during the six months ended December 25, 2020. Revenues from optical communications products increased by $67.3 million, or 10.8%, for the six months ended December 25, 2020.
Cost of revenues
Our cost of revenues increased by $23.7 million, or 6.3%, to $400.8 million, or 88.3% of revenues, for the three months ended December 25, 2020, compared with $377.1 million, or 88.5% of revenues, for the three months ended December 27, 2019. This increase in cost of revenues on an absolute dollar basis was in line with the increase in sales volume.
Our cost of revenues increased by $56.6 million, or 7.7%, to $787.0 million, or 88.4% of revenues, for the six months ended December 25, 2020, compared with $730.4 million, or 88.5% of revenues, for the six months ended December 27, 2019. This increase in cost of revenues on an absolute dollar basis was in line with the increase in sales volume.
Gross profit
Our gross profit increased by $3.9 million, or 7.9%, to $53.0 million, or 11.7% of revenues, for the three months ended December 25, 2020, compared with $49.2 million, or 11.5% of revenues, for the three months ended December 27, 2019. The increase was primarily due to a more favorable product mix.
Our gross profit increased by $8.4 million, or 8.8%, to $103.5 million, or 11.6% of revenues, for the six months ended December 25, 2020, compared with $95.1 million, or 11.5% of revenues, for the six months ended December 27, 2019. The increase was primarily due to a more favorable product mix.
SG&A expenses
Our SG&A expenses increased by $0.1 million, or 0.5%, to $17.2 million, or 3.8% of revenues, for the three months ended December 25, 2020, compared with $17.1 million, or 4.0% of revenues, for the three months ended December 27, 2019. The increase was primarily due to an increase in start-up costs for our subsidiary in Israel of $0.4 million, offset by a decrease in share-based compensation expenses of $0.3 million and a decrease in executive and management travel expenses of $0.1 million.
Our SG&A expenses increased by $0.9 million, or 2.8%, to $34.0 million, or 3.8% of revenues, for the six months ended December 25, 2020, compared with $33.1 million, or 4.0% of revenues, for the six months ended December 27, 2019. The increase was primarily due to an increase in start-up costs for our subsidiary in Israel of $1.2 million, offset by a decrease in share-based compensation expenses of $0.4 million and the reversal of allowance for doubtful debt of $0.3 million.

Operating income
Our operating income increased by $3.8 million to $35.9 million, or 7.9% of revenues, for the three months ended December 25, 2020, compared with $32.1 million, or 7.5% of revenues, for the three months ended December 27, 2019. The increase was primarily due to an increase in revenues.
Our operating income increased by $7.4 million to $69.5 million, or 7.8% of revenues, for the six months ended December 25, 2020, compared with $62.1 million, or 7.5% of revenues, for the six months ended December 27, 2019. The increase was primarily due to an increase in revenues.
Interest income
Our interest income decreased by $0.8 million, or 42.7%, to $1.1 million, or 0.2% of revenues, for the three months ended December 25, 2020, compared with $1.9 million, or 0.4% of revenues, for the three months ended December 27, 2019. The decrease was primarily due to a lower weighted average interest rate during the three months ended December 25, 2020 compared to same period in fiscal year 2020.
Our interest income decreased by $1.8 million, or 45.1%, to $2.2 million, or 0.3% of revenues, for the six months ended December 25, 2020, compared with $4.0 million, or 0.5% of revenues, for the six months ended December 27, 2019. The decrease was primarily due to a lower weighted average interest rate during the six months ended December 25, 2020 compared to same period in fiscal year 2020.
Interest expense
Our interest expense increased by $0.1 million to $0.3 million for the three months ended December 25, 2020, compared with $0.2 million for the three months ended December 27, 2019. The increase was primarily due to lower amortization of the fair value of interest rate swaps during the three months ended December 25, 2020, compared with the three months ended December 27, 2019.
Our interest expense decreased by $2.1 million to $0.5 million for the six months ended December 25, 2020, compared with $2.6 million for the six months ended December 27, 2019. The decrease was primarily due to lower unrealized loss from mark-to-market of interest rate swaps recognized to earnings during the three months ended December 25, 2020, due to the implementation of cash flow hedge accounting on the interest rate swaps on September 27, 2019.
Foreign exchange gain (loss), net
We recorded foreign exchange loss, net of $0.5 million for the three months ended December 25, 2020, compared with foreign exchange loss, net of $1.0 million for the three months ended December 27, 2019. The decrease in foreign exchange loss was mainly due to the decrease of realized loss from payment/receipt of $0.9 million. Moreover, there was a reduction of foreign exchange gain (loss) volatility from the application of cash flow hedge accounting for forward contracts which was implemented on December 28, 2019. Unrealized foreign exchange gain from marking-to-market of foreign exchange forward contracts after cash flow hedge application was $1.8 million for the three months ended December 25, 2020, as compared to unrealized foreign exchange loss from marking-to-market of foreign exchange forward contracts of $24 thousand for the three months ended December 27, 2019, offset by an unrealized foreign exchange loss from revaluation of outstanding Thai baht assets and liabilities of $2.6 million for the three months ended December 25, 2020, as compared to an unrealized foreign exchange gain from revaluation of outstanding Thai baht assets and liabilities of $0.2 million for the three months ended December 27, 2019.
We recorded foreign exchange loss, net of $0.4 million for the six months ended December 25, 2020, compared with foreign exchange loss, net of $2.9 million for the six months ended December 27, 2019. The decrease in foreign exchange loss was mainly due to net foreign exchange gain from our subsidiary companies of $1.1 million. Moreover, there was a reduction of foreign exchange gain (loss) volatility from the application of cash flow hedge accounting which was implemented on December 28, 2019. Unrealized foreign exchange gain from marking-to-market of foreign exchange forward contracts after cash flow hedge application was $0.3 million for the six months ended December 25, 2020, as compared to unrealized foreign exchange loss from marking-to-market of foreign exchange forward contracts of $1.9 million for the six months ended December 27, 2019, offset by an unrealized foreign exchange loss from revaluation of outstanding Thai baht assets and liabilities of $0.6 million for the six months ended December 25, 2020, as compared to an unrealized foreign exchange gain from revaluation of outstanding Thai baht assets and liabilities of $6 thousand for the six months ended December 27, 2019.

Income before income taxes
We recorded income before income taxes of $36.3 million and $71.1 million for the three and six months ended December 25, 2020, respectively, compared with $33.2 million and $61.3 million for the three and six months ended December 27, 2019, respectively.
Income tax expense
Our provision for income tax reflects an effective tax rate of 3.0% and 4.9% for the three months ended December 25, 2020 and December 27, 2019, respectively. The decrease was primarily due to the fact that we had lower income subject to tax during the second quarter of fiscal year 2021 as compared to the same period in fiscal year 2020.

Our provision for income tax reflects an effective tax rate of 3.7% and 5.0% for the six months ended December 25, 2020 and December 27, 2019, respectively. The decrease was primarily due to the fact that we had lower income subject to tax during the first six months of fiscal year 2021 as compared to the same period in fiscal year 2020.
Net income
We recorded net income of $35.4 million, or 7.8% of revenues, for the three months ended December 25, 2020, compared with $31.2 million, or 7.3% of revenues, for the three months ended December 27, 2019.

We recorded net income of $68.4 million, or 7.7% of revenues, for the six months ended December 25, 2020, compared with $57.2 million, or 6.9% of revenues, for the six months ended December 27, 2019.
Other comprehensive income (loss)
We recorded other comprehensive income of $2.2 million, or 0.5% of revenues, for the three months ended December 25, 2020, compared with other comprehensive income of $0.4 million, or 0.1% of revenues, for the three months ended December 27, 2019. The increase in other comprehensive income was mainly due to the implementation of cash flow hedge accounting for foreign exchange forward contracts on December 28, 2019; therefore, we recorded net changes in unrealized foreign exchange gain of $2.3 million in other comprehensive income (loss) due to the gain from mark-to-market of forward contracts offset with changes in foreign currency translation adjustment of $0.8 million.

We recorded other comprehensive loss of $0.5 million, or 0.1% of revenues, for the six months ended December 25, 2020, compared with other comprehensive income of $0.2 million, or 0.0% of revenues, for the six months ended December 27, 2019. The increase in other comprehensive loss was mainly due to the implementation of cash flow hedge accounting for foreign exchange forward contracts on December 28, 2019; therefore, we recorded increase in unrealized foreign exchange loss of $0.9 million and unrealized loss on available-for-sales securities of $0.3 million.
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operations. As of December 25, 2020 and December 27, 2019, we had cash, cash equivalents, and short-term investments of $481.0 million and $442.8 million, respectively, and outstanding debt of $45.7 million and $57.9 million, respectively.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents was 0.9% for each of the three and six months ended December 25, 2020 and 2.0% for each of the three and six months ended December 27, 2019.
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

During the six months ended December 25, 2020, we repaid $6.1 million of the term loan under our credit facility agreement with the Bank of Ayudhya Public Company Limited. As a result, as of December 25, 2020, we had a long-term borrowing of $45.7 million under such credit facility agreement. (See Note 12 for further details.) We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $261.8 million as of December 25, 2020.
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
The following table shows our cash flows for the periods indicated:

	Six Months Ended
(amount in thousands)	December 25, 2020	December 27, 2019
Net cash provided by operating activities	$41,314	$52,610
Net cash used in investing activities	$(24,346)	$(5,731)
Net cash used in financing activities	$(23,629)	$(7,766)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,661)	$39,113
Operating Activities
Net cash provided by operating activities decreased by $11.3 million, or 21.5%, to $41.3 million for the six months ended December 25, 2020, compared with net cash provided by operating activities of $52.6 million for the six months ended December 27, 2019. This decrease was primarily due to (1) an increase in change in inventories of $61.4 million, (2) a decrease in cash receipts related to the timing of collection of trade accounts receivable of $20.4 million, (3) an increase in change of other current assets and non-current assets of $19.5 million, and (4) an increase in change of contract assets of $4.3 million, offset by (1) a decrease of $68.0 million in payments to trade accounts payable, (2) an increase in change of other current liabilities and non-current liabilities of $19.3 million, and (3) an increase in net income of $11.2 million.

Investing Activities
Net cash used in investing activities increased by $18.6 million, or 324.8%, to $24.3 million for the six months ended December 25, 2020, compared with net cash provided by investing activities of $5.7 million for the six months ended December 27, 2019. This increase was primarily due to (1) an increase in purchases of short-term investments, net of proceeds from sales and maturities of $34.0 million and (2) an increase in the purchase of property, plant and equipment and intangibles of $7.7 million, offset by funds provided to our customer in the amount of $24.3 million to support the customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand in the second quarter of fiscal year 2020.
Financing Activities
Net cash used in financing activities increased by $15.9 million, or 204.3%, to $23.6 million for the six months ended December 25, 2020, compared with net cash used in financing activities of $7.8 million for the six months ended December 27, 2019. This increase was primarily due to (1) an increase of $7.1 million in payments to repurchase ordinary shares, (2) an increase in withholding tax related to net share settlement of restricted share units of $6.0 million, and (3) an increase of $3.0 million in net repayment of loans to a bank.
Off-Balance Sheet Commitments and Arrangements
As of December 25, 2020, we had one outstanding standby letter of credit of 6.0 million Euros related to our support of a customer’s transfer of certain manufacturing operations from Berlin, Germany to our facilities in Thailand. As of December 25, 2020, the standby letter of credit was backed by cash collateral of $7.4 million. This standby letter of credit expired on December 31, 2020 and the corresponding cash collateral was released in January 2021.

Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $488.6 million and $488.1 million as of December 25, 2020 and June 26, 2020, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the six months ended December 25, 2020 and December 27, 2019, our interest income would have decreased by approximately $0.2 million for both periods, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the six months ended December 25, 2020 and December 27, 2019, our interest expense would have increased by approximately $0.2 million and $0.3 million, respectively, assuming consistent borrowing levels.
We have entered into interest rate swap agreements (the “Swap Agreements”) to manage this risk and increase the profile of the Company’s debt obligation. The terms of the Swap Agreements allow the Company to effectively convert the floating interest rate to a fixed interest rate. This locks the variable in interest expenses associated with our floating rate borrowings and results in fixed interest expenses which is unsusceptible from market rate increase. We designated the Swap Agreements as a cash flow hedge, and they qualify for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. From September 27, 2019, any gains or losses related to these interest rate swaps will be recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets, with subsequent reclassification to interest expense.
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. Beginning December 28, 2019, we designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded unrealized gain of $0.3 million and unrealized loss of $1.9 million for the six months ended December 25, 2020 and December 27, 2019, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $3.4 million and $2.7 million as of December 25, 2020 and June 26, 2020, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of December 25, 2020, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of December 25, 2020 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our chief executive officer and chief financial officer concluded that as of the end of the period covered by this Quarterly Report on Form10-Q, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and include controls and procedures designed to ensure that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosures. Management’s assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. There are currently no material claims or actions pending or threatened against us.
ITEM 1A. RISK FACTORS
Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risks, as well as the other information contained in this Quarterly Report on Form10-Q, including our unaudited condensed consolidated financial statements and the related notes, before investing in our ordinary shares. The risks and uncertainties described below are not the only ones that we may face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us or our ordinary shares. If any of the following risks actually occur, they may harm our business, financial condition and operating results. In this event, the market price of our ordinary shares could decline and you could lose some or all of your investment.
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
Company and Operational Risks
Our sales depend on a small number of customers. A reduction in orders from any of these customers, the loss of any of these customers, or a customer exerting significant pricing and margin pressures on us could harm our business, financial condition and operating results.
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During the three months ended December 25, 2020 and December 27, 2019, we had three customers and one customer, respectively, that each contributed 10% or more of our revenues. Such customers accounted for 36.6% and 15.3% of our revenues during the respective periods. During the six months ended December 25, 2020 and December 27, 2019, we had three customers and one customer, respectively, that each contributed 10% or more of our revenues. Such customers accounted for 37.2% and 16.4% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.

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
Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. For example, Lumentum Holdings Inc. (“Lumentum”) entered into an agreement in January 2021 to acquire Coherent, Inc., II-VI Incorporated completed its acquisition of Finisar Corporation in September 2019, Cisco Systems, Inc. entered into an agreement in July 2019 to acquire Acacia Communications Inc., and Lumentum completed its acquisition of Oclaro, Inc. in December 2018. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers acquired the capacity to manufacture products in-house.
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
Revenues from the optical communications end market represented 76.6% and 75.6% of our revenues for the three months ended December 25, 2020 and December 27, 2019, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
Our quarterly revenues, gross profit margins and operating results have fluctuated significantly and may continue to do so in the future, which may cause the market price of our ordinary shares to decline or be volatile.
Our quarterly revenues, gross profit margins and operating results have fluctuated significantly and may continue to fluctuate significantly in the future. For example, any of the risks described in this “Risk Factors” section and, in particular, the following factors, could cause our revenues, gross profit margins and operating results to fluctuate from period to period:
•any reduction in customer demand or our ability to fulfill customer orders as a result of disruptions in our supply chain caused by COVID-19;
•our ability to acquire new customers and retain our existing customers by delivering superior quality and customer service;
•the cyclicality of the optical communications market, as well as the industrial lasers, medical and sensors markets;
•competition;
•our ability to achieve favorable pricing for our services;
•the effect of fluctuations in foreign currency exchange rates;
•our ability to manage our headcount and other costs; and
•changes in the relative mix in our revenues.

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
We do not typically obtain firm purchase orders or commitments from our customers that extend beyond 13 weeks. While we work closely with our customers to develop forecasts for periods of up to one year, these forecasts are not binding and may be unreliable. Customers may cancel their orders, change production quantities from forecasted volumes or delay production for a number of reasons beyond our control. Any material delay, cancellation or reduction of orders could cause our revenues to decline significantly and could cause us to hold excess materials. Many of our costs and operating expenses are fixed. As a result, a reduction in customer demand could decrease our gross profit and harm our business, financial condition and operating results. For example, in the six months ended June 26, 2020, we experienced some order cancellations and delays with respect to telecom products that we manufacture for our customers due to COVID-19; however, these cancellations and delays were partially offset by increased demand for datacom products.
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
Most recently, we expanded our manufacturing capacity by building a new facility in Chonburi, Thailand, which was completed in March 2017, and we began construction of a new building at our Chonburi campus in December 2020. We may continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.
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
Manufacturing yields depend on a number of factors, including the following:
•the quality of input, materials and equipment;
•the quality and feasibility of our customer’s design;
•the repeatability and complexity of the manufacturing process;
•the experience and quality of training of our manufacturing and engineering teams; and
•the monitoring of the manufacturing environment.
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
We manufacture products to our customers’ specifications, and our manufacturing processes and facilities must comply with applicable statutory and regulatory requirements. In addition, our customers’ products and the manufacturing processes that we use to produce them are often complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or fail to be in compliance with applicable statutory or regulatory requirements. Additionally, not all defects are immediately detectable. The testing procedures of our customers are generally limited to the evaluation of the products that we manufacture under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems that are unforeseeable at the time of testing or that are detected only when products are fully deployed and operated under peak stress conditions), these products may fail to perform as expected after their initial acceptance by a customer.
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

Risks Related to Our International Operations
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 50.5% and 47.6% of our revenues for the three months ended December 25, 2020 and December 27, 2019, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:
•compliance with a variety of domestic and foreign laws and regulations, including trade regulatory requirements;
•periodic changes in a specific country’s or region’s economic conditions, such as recession;
•unanticipated restrictions on our ability to sell to foreign customers where sales of products and the provision of services may require export licenses or are prohibited by government action (for example, in early 2018, the U.S. Department of Commerce prohibited the export and sale of a broad category of U.S. products, as well as the provision of services, to ZTE Corporation, and in 2019, to Huawei, both of which are customers of certain of our customers);
•fluctuations in currency exchange rates;
•inadequate protection of intellectual property rights in some countries; and
•potential political, legal and economic instability, foreign conflicts, and the impact of regional and global infectious illnesses in the countries in which we and our customers and suppliers are located.
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of December 25, 2020, the U.S. dollar had depreciated approximately 7.3% against the Thai baht since December 28, 2018. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Also, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of December 25, 2020, the U.S. dollar had depreciated approximately 5.2% against the RMB since December 28, 2018. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of December 25, 2020, the U.S. dollar had depreciated approximately 6.7% against the GBP since December 28, 2018. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
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

Thailand has a history of political unrest that includes the involvement of the military as an active participant in the ruling government. In recent years, political unrest in the country has sparked political demonstrations and, in some instances, violence. In March 2019, Thailand held its first general election since the Thai military took over the government in a coup in May 2014. In June 2019, General Prayut Chan-o-cha was elected as Prime Minister, and in July 2019, the new Prime Minister’s nominees for cabinet ministers were appointed. In 2020, there were several rounds of protest for political reform. Any future political instability in the Kingdom of Thailand could prevent shipments from entering or leaving the country, disrupt our ability to manufacture products in Thailand, and force us to transfer our operations to more stable, and potentially more costly, regions, which would harm our business, financial condition and operating results.
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
Financial Risks
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of December 25, 2020 are primarily investments in a fixed income portfolio, including certificates of deposit, time deposits, corporate bonds and commercial papers, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 25, 2020, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
Intellectual Property and Cybersecurity Risks
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
Tax, Compliance and Regulatory Risks
We are subject to the risk of increased income taxes, which could harm our business, financial condition and operating results.
We are subject to income and other taxes in Thailand, the PRC, the United Kingdom and the United States. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of December 25, 2020, our U.S. federal and state tax returns remain open to examination for the tax years 2015 through 2018. In addition, tax returns that remain open to examination in Thailand, the PRC and the U.K. range from the tax years 2015 through 2020. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability. For example, in connection with the conclusion of the audit of our U.S. federal and state tax returns for the tax years 2016 and 2017, we incurred additional taxes, interest and penalties.
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
The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we are able to assert in our most recent Annual Report on Form10-K that our internal control over financial reporting was effective as of June 26, 2020, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.
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
The sale and manufacturing of products in certain states and countries may subject us to environmental laws and regulations. In addition, rules adopted by the U.S. Securities and Exchange Commission (“SEC”) implementing the Dodd- Frank Wall Street Reform and Consumer Protection Act of 2010 impose diligence and disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in the products we manufacture for our customers. Compliance with these rules has resulted in additional cost and expense, including for due diligence to determine and verify the sources of any conflict minerals used in the products we manufacture, and may result in additional costs of remediation and other changes to processes or sources of supply as a consequence of such verification activities. These rules may also affect the sourcing and availability of minerals used in the products we manufacture, as there may be only a limited number of suppliers offering “conflict free” metals that can be used in the products we manufacture for our customers.
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
Based upon estimates of the value of our assets, which are based in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for the taxable year 2021 or for the foreseeable future. However, despite our expectations, we cannot assure you that we will not be a PFIC for the taxable year 2021 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we are a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations and to burdensome reporting requirements.
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
Our constitutional documents include provisions that could limit the ability of others to acquire control of us, modify our structure or cause us to engage in change-of-control transactions, including, among other things, provisions that:
•establish a classified board of directors;
•prohibit our shareholders from calling meetings or acting by written consent in lieu of a meeting;
•limit the ability of our shareholders to propose actions at duly convened meetings; and
•authorize our board of directors, without action by our shareholders, to issue preferred shares and additional ordinary shares.
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
General Risks
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended December 25, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
September 26, 2020 – October 23, 2020	—	$—	—	$41,499,413
October 24, 2020 – November 20, 2020	—	$—	—	$99,999,413
November 21, 2020 – December 25, 2020	101,549	$69.64	7,071,986	$92,927,427
Total	101,549	$69.64	7,071,986

(1) On August 18, 2017, we announced that our board of directors had approved a share repurchase program to permit us to         repurchase, from time to time, up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. In February 2018, May 2019 and August 2020, we announced that our board of directors approved increases of $30.0 million, $50.0 million and $58.5 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $168.5 million. On November 4, 2020, we entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 to effect repurchases under our share repurchase program. The repurchased shares will be held as treasury stock.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 2, 2021.

FABRINET

By:	/s/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)