Form 10-Q
period 2021-03-26
Fabrinet
filed 2021-05-04
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 26, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 23, 2021, the registrant had 36,883,573 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM 10-Q
QUARTER ENDED MARCH 26, 2021

Page No.
RISK FACTORS SUMMARY	4
PART I. FINANCIAL INFORMATION	6

Item 1. Financial Statements	6

Condensed Consolidated Balance Sheets as of March 26, 2021 and June 26, 2020 (unaudited)	6

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended March 26, 2021 and March 27, 2020 (unaudited)	7

Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended March 26, 2021 and March 27, 2020 (unaudited)	8

Condensed Consolidated Statements of Cash Flows for the nine months ended March 26, 2021 and March 27, 2020 (unaudited)	10

Notes to Condensed Consolidated Financial Statements (unaudited)	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	46

PART II. OTHER INFORMATION	48

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	65

Item 6. Exhibits	66

Signature	67

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

•We expect to continue to invest in our manufacturing operations in the People's Republic of China ("PRC"), which will continue to expose us to risks inherent in doing business in the PRC.

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	March 26, 2021	June 26, 2020
Assets
Current assets
Cash and cash equivalents	$247,011	$225,430
Short-term restricted cash	—	7,402
Short-term investments	261,736	262,693
Trade accounts receivable, net of allowance for doubtful accounts of $126 and $336, respectively	309,079	272,665
Contract assets	17,130	13,256
Inventories	353,283	309,786
Other receivable	24,310	24,310
Prepaid expenses	10,653	5,399
Other current assets	31,967	14,508
Total current assets	1,255,169	1,135,449
Non-current assets
Long-term restricted cash	153	—
Property, plant and equipment, net	228,767	228,274
Intangibles, net	4,576	4,312
Operating right-of-use assets	6,744	8,068
Deferred tax assets	6,195	5,675
Other non-current assets	226	202
Total non-current assets	246,661	246,531
Total Assets	$1,501,830	$1,381,980
Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$12,156	$12,156
Trade accounts payable	275,705	251,603
Fixed assets payable	11,060	15,127
Contract liabilities	1,409	1,556
Operating lease liabilities, current portion	2,390	1,979
Income tax payable	2,882	2,242
Accrued payroll, bonus and related expenses	21,639	19,265
Accrued expenses	12,651	8,979
Other payables	26,348	21,514
Total current liabilities	366,240	334,421
Non-current liabilities
Long-term borrowings, non-current portion, net	30,397	39,514
Deferred tax liability	4,855	4,729
Operating lease liability, non-current portion	4,098	5,873
Severance liabilities	19,006	17,379
Other non-current liabilities	3,728	5,655
Total non-current liabilities	62,084	73,150
Total Liabilities	428,324	407,571
Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of March 26, 2021 and June 26, 2020)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 38,741,166 shares and 38,471,967 shares issued at March 26, 2021 and June 26, 2020, respectively; and 36,880,160 shares and 36,727,864 shares outstanding at March 26, 2021 and June 26, 2020, respectively)	388	385
Additional paid-in capital	182,987	175,610
Less: Treasury shares (1,861,006 shares and 1,744,103 shares as of March 26, 2021 and June 26, 2020 respectively)	(76,813)	(68,501)
Accumulated other comprehensive income (loss)	(6,939)	(1,147)
Retained earnings	973,883	868,062
Total Shareholders’ Equity	1,073,506	974,409
Total Liabilities and Shareholders’ Equity	$1,501,830	$1,381,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of U.S. dollars, except per share data)	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Revenues	$479,317	$411,210	$1,369,783	$1,236,723
Cost of revenues	(422,539)	(366,874)	(1,209,504)	(1,097,242)
Gross profit	56,778	44,336	160,279	139,481
Selling, general and administrative expenses	(19,059)	(17,111)	(53,078)	(50,189)
Expenses related to reduction in workforce	(43)	—	(43)	(16)
Operating income	37,676	27,225	107,158	89,276
Interest income	941	2,042	3,156	6,080
Interest expense	(282)	(238)	(798)	(2,812)
Foreign exchange gain (loss), net	629	(8)	224	(2,949)
Other income (expense), net	124	203	403	977
Income before income taxes	39,088	29,224	110,143	90,572
Income tax expense	(1,595)	(957)	(4,215)	(5,117)
Net income	37,493	28,267	105,928	85,455
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	(570)	(1,356)	(937)	(1,403)
Change in net unrealized gain (loss) on derivative instruments	(5,000)	(6,569)	(5,823)	(6,719)
Change in net retirement benefits plan – prior service cost	198	294	421	478
Change in foreign currency translation adjustment	90	(600)	547	(353)
Total other comprehensive income (loss), net of tax	(5,282)	(8,231)	(5,792)	(7,997)
Net comprehensive income (loss)	$32,211	$20,036	$100,136	$77,458
Earnings per share
Basic	$1.02	$0.76	$2.87	$2.31
Diluted	$1.00	$0.75	$2.82	$2.27
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	36,875	36,987	36,876	36,970
Diluted	37,609	37,797	37,514	37,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended March 26, 2021

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at December 25, 2020	38,698,068	$387	$177,125	$(75,575)	$(1,657)	$936,390	$1,036,670
Net income	—	—	—	—	—	37,493	37,493
Other comprehensive income (loss)	—	—	—	—	(5,282)	—	(5,282)
Share-based compensation	—	—	6,864	—	—	—	6,864
Issuance of ordinary shares	43,098	1	(1)	—	—	—	—
Repurchase of 15,354 shares held as treasury shares	—	—	—	(1,238)	—	—	(1,238)
Tax withholdings related to net share settlement of restricted share units	—	—	(1,001)	—	—	—	(1,001)
Balances at March 26, 2021	38,741,166	$388	$182,987	$(76,813)	$(6,939)	$973,883	$1,073,506
For the Nine Months Ended March 26, 2021

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 26, 2020	38,471,967	$385	$175,610	$(68,501)	$(1,147)	$868,062	$974,409
Net income	—	—	—	—	—	105,928	105,928
Other comprehensive income (loss)	—	—	—	—	(5,792)	—	(5,792)
Cumulative effect adjustment from adoption of ASC 326	—	—	—	—	—	(107)	(107)
Share-based compensation	—	—	18,742	—	—	—	18,742
Issuance of ordinary shares	269,199	3	(3)	—	—	—	—
Repurchase of 116,903 shares held as treasury shares	—	—	—	(8,312)	—	—	(8,312)
Tax withholdings related to net share settlement of restricted share units	—	—	(11,362)	—	—	—	(11,362)
Balances at March 26, 2021	38,741,166	$388	$182,987	$(76,813)	$(6,939)	$973,883	$1,073,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited) (Continued)
For the Three Months Ended March 27, 2020

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at December 27, 2019	38,408,890	$384	$166,103	$(47,779)	$(2,152)	$811,771	$928,327
Net income	—	—	—	—	—	28,267	28,267
Other comprehensive income (loss)	—	—	—	—	(8,231)	—	(8,231)
Share-based compensation	—	—	6,118	—	—	—	6,118
Issuance of ordinary shares	52,041	1	(1)	—	—	—	—
Repurchase of 355,000 shares held as treasury shares	—	—	—	(20,722)	—	—	(20,722)
Tax withholdings related to net share settlement of restricted share units	—	—	(350)	—	—	—	(350)
Balances at March 27, 2020	38,460,931	$385	$171,870	$(68,501)	$(10,383)	$840,038	$933,409
For the Nine Months Ended March 27, 2020

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 28, 2019	38,230,753	$382	$158,299	$(47,779)	$(2,386)	$754,583	$863,099
Net income	—	—	—	—	—	85,455	85,455
Other comprehensive income (loss)	—	—	—	—	(7,997)	—	(7,997)
Share-based compensation	—	—	18,301	—	—	—	18,301
Issuance of ordinary shares	230,178	3	(3)	—	—	—	—
Repurchase of 355,000 shares held as treasury shares	—	—	—	(20,722)	—	—	(20,722)
Tax withholdings related to net share settlement of restricted share units	—	—	(4,727)	—	—	—	(4,727)
Balances at March 27, 2020	38,460,931	$385	$171,870	$(68,501)	$(10,383)	$840,038	$933,409

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(in thousands of U.S. dollars)	March 26, 2021	March 27, 2020
Cash flows from operating activities
Net income for the period	$105,928	$85,455
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	26,781	23,115
(Gain) loss on disposal of property, plant and equipment	(24)	444
(Gain) loss from sales and maturities of available-for-sale securities	(187)	(93)
Amortization of investment discount	1,479	(624)
Amortization of deferred debt issuance costs	24	18
(Reversal of) allowance for doubtful accounts	(317)	(17)
Unrealized (gain) loss on exchange rate and fair value of foreign currency forward contracts	(825)	942
Unrealized loss (gain) on fair value of interest rate swaps	—	1,672
Amortization of fair value at hedge inception of interest rate swaps	(1,009)	(838)
Share-based compensation	18,742	18,301
Deferred income tax	(382)	1,335
Other non-cash expenses	(614)	(559)
Changes in operating assets and liabilities
Trade accounts receivable	(36,437)	(23,136)
Contract assets	(3,874)	(3,966)
Inventories	(43,497)	3,404
Other current assets and non-current assets	(22,919)	5,830
Trade accounts payable	25,589	(15,571)
Contract liabilities	(147)	(298)
Income tax payable	911	1,056
Severance liabilities	2,204	2,266
Other current liabilities and non-current liabilities	3,731	5,712
Net cash provided by operating activities	75,157	104,448
Cash flows from investing activities
Purchase of short-term investments	(183,041)	(123,980)
Proceeds from sales of short-term investments	84,049	48,808
Proceeds from maturities of short-term investments	97,721	97,358
Funds provided to customer to support transfer of manufacturing operations (Note 8)	—	(24,310)
Purchase of property, plant and equipment	(29,061)	(27,482)
Purchase of intangibles	(1,961)	(797)
Proceeds from disposal of property, plant and equipment	38	1,482
Net cash used in investing activities	(32,255)	(28,921)
Cash flows from financing activities
Payment of debt issuance costs	—	(153)
Proceeds from long-term borrowings	—	60,938
Repayment of long-term borrowings	(9,141)	(67,032)
Repayment of finance lease liability	(100)	(304)
Repurchase of ordinary shares	(8,312)	(20,722)
Withholding tax related to net share settlement of restricted share units	(11,362)	(4,727)
Net cash used in financing activities	(28,915)	(32,000)
Net increase (decrease) in cash, cash equivalents and restricted cash	$13,987	$43,527
Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at the beginning of period	$232,832	$188,241
Increase (decrease) in cash, cash equivalents and restricted cash	13,987	43,527
Effect of exchange rate on cash, cash equivalents and restricted cash	345	(228)
Cash, cash equivalents and restricted cash at the end of period	$247,164	$231,540
Non-cash investing and financing activities
Construction, software and equipment-related payables	$11,060	$11,906
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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(amount in thousands)	As of March 26, 2021	As of March 27, 2020
Cash and cash equivalents	$247,011	$224,138
Restricted cash	153	7,402
Cash, cash equivalents and restricted cash	$247,164	$231,540
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
2.Accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of March 26, 2021 and for the three and nine months ended March 26, 2021 and March 27, 2020 includes normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 26, 2020.
The balance sheet as of June 26, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three and nine months ended March 26, 2021 may not be indicative of results for the year ending June 25, 2021 or any future periods.
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

Fiscal years
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended March 26, 2021 and March 27, 2020 each consisted of 13 weeks. The nine months ended March 26, 2021 and March 27, 2020 each consisted of 39 weeks. Fiscal year 2021 will be comprised of 52 weeks and will end on June 25, 2021.
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
As of March 26, 2021, the derivative assets and liabilities were measured at fair value, but the gross fair value amount is presented in the unaudited condensed consolidated balance sheets. Additionally, a classification of current and non-current portion is determined by the maturity date of that derivative (e.g., a derivative that matures within one year is classified as current).
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
On January 1, 2021, FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848).” This standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company immediately adopted this standard with no impact on its unaudited condensed consolidated financial statements.
Changes in Accounting Policies
Except for the adoption of ASC 326, ASC 820 and ASC 848, the Company has consistently applied the accounting policies to all periods presented in these unaudited condensed consolidated financial statements.
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
3.Revenues from contracts with customers
Revenue by Geographic Area and End Market
Revenues are attributed to a particular geographic area based on the bill-to-location of the Company’s customers. The Company operates in three geographic regions: North America, Asia-Pacific and others and Europe.
The following table presents total revenues by geographic region:

(amount in thousands, except percentages)	Three Months Ended March 26, 2021	As a % of Total Revenues	Nine Months Ended March 26, 2021	As a % of Total Revenues
North America
U.S.	230,177		661,410
Others	618		1,459
Total revenue in North America	230,795	48.2%	662,869	48.4%
Asia-Pacific and others
Malaysia	22,910		107,700
India	56,719		85,535
Israel	25,796		82,915
Hong Kong	21,524		63,397
Japan	18,582		56,223
Others	21,770		71,477
Total revenue in Asia-Pacific and others	167,301	34.9%	467,247	34.1%
Europe
Ireland	47,096		149,696
U.K.	15,298		40,742
Germany	7,543		19,596
Others	11,284		29,633
Total revenue in Europe	$81,221	16.9%	$239,667	17.5%
Total revenue	$479,317	100.0%	$1,369,783	100.0%

(amount in thousands, except percentages)	Three Months Ended March 27, 2020	As a % of Total Revenues	Nine Months Ended March 27, 2020	As a % of Total Revenues
North America
U.S.	206,329		630,023
Others	422		1,073
Total revenue in North America	206,751	50.3%	631,096	51.0%
Asia-Pacific and others
Malaysia	52,414		136,698
Japan	24,985		78,362
Hong Kong	20,710		70,410
Israel	25,530		69,310
China	8,126		34,882
Others	9,874		11,547
Total revenue in Asia-Pacific and others	141,639	34.4%	401,209	32.5%
Europe
Ireland	26,716		84,034
U.K.	22,297		52,941
Germany	5,600		41,207
Others	8,207		26,236
Total revenue in Europe	$62,820	15.3%	$204,418	16.5%
Total revenue	$411,210	100.0%	$1,236,723	100.0%

The following table presents revenues by end market.

(amount in thousands, except percentages)	Three Months Ended March 26, 2021	As a % of Total Revenues	Nine Months Ended March 26, 2021	As a % of Total Revenues
Optical communications	$361,739	75.5%	$1,053,496	76.9%
Lasers, sensors and other	117,578	24.5%	316,287	23.1%
Total	$479,317	100.0%	$1,369,783	100.0%

(amount in thousands, except percentages)	Three Months Ended March 27, 2020	As a % of Total Revenues	Nine Months Ended March 27, 2020	As a % of Total Revenues
Optical communications	$308,566	75.0%	$933,013	75.4%
Lasers, sensors and other	102,644	25.0%	303,710	24.6%
Total	$411,210	100.0%	$1,236,723	100.0%
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
The following tables summarize the activity in the Company’s contract assets and contract liabilities during the nine months ended March 26, 2021:

(amount in thousands)	Contract Assets
Beginning balance, June 26, 2020	$13,256
Revenue recognized	50,841
Amounts collected or invoiced	(46,967)
Ending balance, March 26, 2021	$17,130

(amount in thousands)	Contract Liabilities
Beginning balance, June 26, 2020	$1,556
Advance payment received during the period	16,414
Revenue recognized	(16,561)
Ending balance, March 26, 2021	$1,409

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
Earnings per ordinary share was calculated as follows:

	Three Months Ended		Nine Months Ended
(amount in thousands except per share amounts)	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Net income attributable to shareholders	$37,493	$28,267	$105,928	$85,455
Weighted-average number of ordinary shares outstanding (thousands of shares)	36,875	36,987	36,876	36,970
Incremental shares arising from the assumed vesting of restricted share units and performance share units (thousands of shares)	734	810	638	726
Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,609	37,797	37,514	37,696
Basic earnings per ordinary share	$1.02	$0.76	$2.87	$2.31
Diluted earnings per ordinary share	$1.00	$0.75	$2.82	$2.27
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (thousands of shares)(1)	76	50	76	50
(1)These performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.

5.Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments are as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of March 26, 2021
Cash	$239,096	$—	$239,096	$—	$—
Cash equivalents	7,915	—	7,915	—	—
Liquidity funds	51,344	—	—	—	51,344
Certificates of deposit and time deposits	20,500	—	—	—	20,500
Corporate debt securities	158,048	302	—	158,350	—
U.S. agency and U.S. treasury securities	31,289	253	—	31,542	—
Total	$508,192	$555	$247,011	$189,892	$71,844
As of June 26, 2020
Cash	$218,117	$—	$218,117	$—	$—
Cash equivalents	7,313	—	7,313	—	—
Liquidity funds	41,051	—	—	—	41,051
Certificates of deposit and time deposits	11,800	—	—	—	11,800
Corporate debt securities	159,220	948	—	160,168	—
U.S. agency and U.S. treasury securities	49,130	544	—	49,674	—
Total	$486,631	$1,492	$225,430	$209,842	$52,851

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
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale securities based on stated effective maturities as of March 26, 2021 and June 26, 2020:

	March 26, 2021		June 26, 2020
(amount in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$62,641	$62,638	$76,127	$76,196
Due between one to five years	126,696	127,254	132,223	133,646
Total	$189,337	$189,892	$208,350	$209,842
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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of March 26, 2021
Assets
Cash equivalents	$—	$7,915		$—	$7,915
Liquidity funds	—	51,344		—	51,344
Certificates of deposit and time deposits	—	20,500		—	20,500
Corporate debt securities	—	158,350		—	158,350
U.S. agency and U.S. treasury securities	—	31,542		—	31,542
Derivative assets – current portion	—	167	(1)	—	167
Total	$—	$269,818		$—	$269,818
Liabilities
Derivative liabilities – current portion	$—	$4,889		$—	$4,889
Derivative liabilities – non-current portion	—	2,423		—	2,423
Total	$—	$7,312	(2)	$—	$7,312

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 26, 2020
Assets
Cash equivalents	$—	$7,313		$—	$7,313
Liquidity funds	—	41,051		—	41,051
Certificates of deposit and time deposits	—	11,800		—	11,800
Corporate debt securities	—	160,168		—	160,168
U.S. agency and U.S. treasury securities	—	49,674		—	49,674
Derivative assets	—	2,823	(3)	—	2,823
Total	$—	$272,829		$—	$272,829
Liabilities
Derivative liabilities – current portion	$—	$2,148		$—	$2,148
Derivative liabilities – non-current portion	—	3,718		—	3,718
Total	$—	$5,866	(4)	$—	$5,866
(1)Foreign currency forward contracts with a notional amount of $22.0 million.
(2)Foreign currency forward contracts with a notional amount of $113.0 million and Canadian dollars of 0.8 million and two interest rate swap agreements with a notional amount of $125.1 million.
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
As of March 26, 2021, the Company had 135 outstanding U.S. dollar foreign currency forward contracts against Thai baht, with an aggregate notional amount of $135.0 million and maturity dates ranging from April 2021 through October 2021 and two outstanding Canadian dollar foreign currency forward contracts with an aggregate notional amount of 0.8 million Canadian dollars and a maturity date in June 2021.
As of June 26, 2020, the Company had 125 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $125.0 million, one foreign currency contract with a notional amount of 0.6 million Canadian dollars and one foreign currency option contract with notional amount of $1.0 million with maturity dates ranging from July 2020 through January 2021.
As of March 26, 2021, the hedging relationship over foreign currency forward contracts that were designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of March 26, 2021, the amount in AOCI that is expected to be reclassified into earnings within 12 months was a loss of $3.3 million.
During the three and nine months ended March 26, 2021, the Company recorded an unrealized loss of $2.0 million and $1.7 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
During the three and nine months ended March 27, 2020, the Company recorded an unrealized loss of $2.1 million and $4.0 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of March 26, 2021 and June 26, 2020, the Company had two outstanding interest rate swap agreements with an aggregate notional amount of $125.1 million.
On July 25, 2018, Fabrinet Thailand entered into an interest rate swap agreement to effectively convert the floating interest rate of its term loan under the Bank of America Credit Facility Agreement to a fixed interest rate of 2.86% per annum through the scheduled maturity of the term loan in June 2023 (see Note 12). The Company did not designate this interest rate swap for hedge accounting.
On September 3, 2019, the Company entered into a new term loan agreement under a Credit Facility Agreement with the Bank of Ayudhya Public Company Limited (the “Bank”) (see Note 12) and on September 10, 2019, repaid in full the outstanding term loan under the Bank of America Credit Facility (see Note 12). In conjunction with the funding of the new term loan, the Company entered into a second interest rate swap agreement. The combination of both of these interest rate swaps effectively converts the floating interest rate of the Company’s new term loan with the Bank to a fixed interest rate of 4.36% per annum through the maturity of the term loan in June 2024.
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
As of March 26, 2021, the amount in AOCI that is expected to be reclassified into earnings within 12 months is a loss of $0.7 million.
Prior to September 27, 2019, these interest rate swaps were not designated as cash flow hedges and all changes in the fair value of these interest rate swaps were reflected in earnings. During the three and nine months ended March 27, 2020, the Company recorded unrealized loss of nil and $1.7 million, respectively, from changes in the fair value of these interest rate swaps as interest expense in the unaudited condensed consolidated statements of operations and comprehensive income.

The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended		Nine Months Ended
(amount in thousands)	Financial statements line item	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income	$(6,098)	$(6,609)	$(5,289)	$(6,609)
Interest rate swaps	Other comprehensive income	453	(1,239)	1,196	(956)
Total derivatives gain (loss) recognized in other comprehensive income (loss)		$(5,645)	$(7,848)	$(4,093)	$(7,565)
Derivatives loss (gain) reclassified from accumulated other comprehensive income (loss) into earnings:
Foreign currency forward contracts	Cost of revenues	$(1,470)	$14	$(3,190)	$14
Foreign currency forward contracts	SG&A	(62)	1	(135)	1
Foreign currency forward contracts	Foreign exchange loss, net	2,491	1,669	2,604	1,669
Interest rate swaps	Interest expense	(314)	(405)	(1,009)	(838)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings		$645	$1,279	$(1,730)	$846
Change in net unrealized gain (loss) on derivatives instruments		$(5,000)	$(6,569)	$(5,823)	$(6,719)
Fair Value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	March 26, 2021		June 26, 2020
(amount in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$166	$(90)	$9	$(611)
Interest rate swaps	—	—	—	—
Derivatives designated as hedging instruments
Foreign currency forward contracts	1	(3,246)	2,814	(83)
Interest rate swaps	—	(3,976)	—	(5,172)
Derivatives, gross balances	$167	$(7,312)	$2,823	$(5,866)

The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets
Fair Value of Derivative Liabilities	Accrued expenses
Fair Value of Derivative Liabilities	Other non-current liabilities
7.Inventories

(amount in thousands)	As of March 26, 2021	As of June 26, 2020
Raw materials	$129,570	$141,522
Work in progress	178,964	136,344
Finished goods	24,034	17,950
Goods in transit	20,715	13,970
Inventories	$353,283	$309,786

8.Other receivable
On October 1, 2019, the Company provided funds in the amount of $24.3 million to a customer to support the customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand.

On October 1, 2020, the Company extended the payment terms of the funds and the accrued interest from September 30, 2020 to April 1, 2021, and reduced the interest rate effective from October 1, 2020. The extension was granted in connection with the customer’s agreement to transfer additional manufacturing operations to the Company’s facilities in Thailand beginning in November 2020. These funds will be offset by the amount due to this customer for the purchases of certain inventories. As of March 26, 2021, the Company recorded the $24.3 million funds as other receivable in the unaudited condensed consolidated balance sheet. The funds were repaid on April 1, 2021.

9.Restricted cash
As of March 26, 2021, the Company had long-term restricted cash of Renminbi 1.0 million related to bank guarantees of its subsidiary in the PRC to support the subsidiary's operations. The bank guarantee was backed by cash collateral of $0.2 million.
As of June 26, 2020, the Company had one outstanding standby letter of credit of 6.0 million Euros, related to the Company’s support of a customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand. The standby letter of credit was backed by cash collateral of $7.4 million. This standby letter of credit expired on December 31, 2020 and the corresponding cash collateral was released in January 2021.

10.Leases
The Company leases facilities under non-cancelable operating lease agreements. The Company leases a portion of its capital equipment and vehicles, certain land and buildings for its facilities in Thailand, the Cayman Islands, the PRC, the U.S., the U.K. and Israel under operating lease arrangements that expire at various dates through 2025. Certain of these lease arrangements provide the Company the ability to extend the lease from one to five years following the expiration of the current term. However, the Company has excluded all lease extension options from its ROU assets and lease liabilities as the Company is not reasonably assured that it will exercise these options. None of the lease agreements contain residual value guarantees provided by the lessee. The Company also has one intercompany lease transaction in the form of a lease of office and manufacturing space between Fabritek and Fabrinet West.

Operating leases
As of March 26, 2021, the maturities of the Company’s operating lease liabilities were as follows:

(amount in thousands)	As of March 26, 2021
2021 (remaining three months)	$650
2022	2,585
2023	2,468
2024	1,092
2025	41
Total undiscounted lease payments	6,836
Less imputed interest	(348)
Total present value of lease liabilities	$6,488	(1)
(1)Included current portion of operating lease liabilities for the period ended March 26, 2021.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term. Rental expense for long-term leases for the three and nine months ended March 26, 2021 was $0.7 million and $1.9 million, respectively, and for the three and nine months ended March 27, 2020 was $0.5 million and $1.5 million, respectively. Rental expense for short-term leases for the three and nine months ended March 26, 2021 was $0.1 million and $0.3 million, respectively, and for the three and nine months ended March 27, 2020 was immaterial.
The following summarizes additional information related to the Company’s operating leases:

	As of March 26, 2021	As of June 26, 2020
Weighted-average remaining lease term (in years)	2.9	3.3
Weighted-average discount rate	3.7%	3.7%
The following table presents supplemental disclosure for the unaudited condensed consolidated statement of cash flows related to operating and finance leases for the three and nine months ended March 26, 2021 and March 27, 2020:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$628	$770	$1,889	$1,794
Financing cash flows from finance leases	$—	$115	$100	$304
ROU assets obtained in exchange for lease liabilities	$60	$55	$1,916	$7,175
11.Intangibles
The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of March 26, 2021
Software	$9,611	$(6,376)	$—	$3,235
Customer relationships	4,373	(3,077)	45	1,341
Backlog	119	(119)	—	—
Total intangibles	$14,103	$(9,572)	$45	$4,576

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 26, 2020
Software	$8,317	$(5,577)	$—	$2,740
Customer relationships	4,373	(2,691)	(110)	1,572
Backlog	119	(119)	—	—
Total intangibles	$12,809	$(8,387)	$(110)	$4,312
The Company recorded amortization expense relating to intangibles of $0.5 million and $0.3 million for the three months ended March 26, 2021 and March 27, 2020, respectively, and $1.2 million and $0.9 million for the nine months ended March 26, 2021 and March 27, 2020, respectively.
The weighted-average remaining life of customer relationships was:

(years)	As of March 26, 2021	As of June 26, 2020
Customer relationships	4.1	4.6
Based on the carrying amount of intangibles as of March 26, 2021, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousands)
2021 (remaining three months)	$409
2022	1,437
2023	1,148
2024	818
2025	543
Thereafter	221
Total	$4,576

12.Borrowings
The Company’s total borrowings, including current and non-current portions of long-term borrowings, consisted of the following:

(amount in thousands)
Rate	Conditions	Maturity	As of March 26, 2021	As of June 26, 2020
Long-term borrowings, current portion, net:
Long-term borrowings, current portion			$12,188	$12,188
Less: Unamortized debt issuance costs – current portion			(32)	(32)
Long-term borrowings, current portion, net			$12,156	$12,156
Long-term borrowings, non-current portion, net:
Term loan borrowings:
3-month LIBOR +1.35% per annum (1)	Repayable in quarterly installments	June 2024	$42,656	$51,797
Less: Current portion			(12,188)	(12,188)
Less: Unamortized debt issuance costs – non-current portion			(71)	(95)
Long-term borrowings, non-current portion, net			$30,397	$39,514
(1)We have entered into interest rate swaps that effectively fix a series of our future interest payments on our term loans. Refer to Note 6.
The movements of long-term borrowings for the nine months ended March 26, 2021 and March 27, 2020 were as follows:

	Nine Months Ended
(amount in thousands)	March 26, 2021	March 27, 2020
Opening balance	$51,797	$60,938
Borrowings during the period	—	60,938
Repayments during the period	(9,141)	(67,032)
Closing balance	$42,656	$54,844
As of March 26, 2021, future maturities of long-term borrowings during each fiscal year were as follows:

(amount in thousands)
2021 (remaining three months)	$6,094
2022	12,187
2023	12,187
2024	12,188
Total	$42,656
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
The term loan accrues interest at 3-month LIBOR plus 1.35% and is repayable in quarterly installments of $3.0 million, commencing on September 30, 2019. The term loan will mature on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be borrowed again. During the three and nine months ended March 26, 2021, the Company recorded $0.2 million and $0.6 million, respectively, of interest expense in connection with this term loan.
Any borrowings under the Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt-to-equity ratio less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. As of March 26, 2021, the Company was in compliance with all of its financial covenants under the Term Loan Agreement.
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
As of March 26, 2021, there was $42.7 million outstanding under the term loan.
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
The most recent amendment on June 4, 2018 (i) reduced the revolving commitments thereunder from $150.0 million to $25.0 million, (ii) refinanced the outstanding amounts under the revolving loan and term loan facilities into a $65.0 million term loan which was to be repaid in quarterly installments through the maturity date of June 04, 2023; and (iii) reduced the interest rate margins and commitment fees. The term loan bore interest, at the Company’s option, at a rate per annum equal to a LIBOR rate plus a spread of 1.50% to 2.25%, or a base rate plus a spread of 0.50% to 1.25%. During the three months ended March 27, 2020, the Company had no interest expense related to this term loan. During the nine months ended March 27, 2020, the Company recorded $0.5 million of interest expense in connection with this term loan.
On September 10, 2019, the Company fully repaid $61.0 million in principal, accrued interest and other fees under the agreement. The early termination of this agreement did not trigger any early termination fees.

13.Income taxes
As of March 26, 2021 and June 26, 2020, the liability for uncertain tax positions including accrued interest and penalties was $0.8 million and $1.5 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to increase within the next 12 months due to interest on these positions.
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
The effective tax rate for the Company for the three months ended March 26, 2021 and March 27, 2020 was 4.0% and 2.4%, respectively, of net income. The increase was primarily due to the fact that the Company had higher income subject to tax during the third quarter of fiscal year 2021 as compared to the same period in fiscal year 2020.
The effective tax rate for the Company for the nine months ended March 26, 2021 and March 27, 2020 was 3.8% and 4.2%, respectively, of net income. The decrease was primarily due to the fact that the Company had lower income subject to tax during the first nine months of fiscal year 2021 as compared to the same period in fiscal year 2020.
14.Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three and nine months ended March 26, 2021 and March 27, 2020 was as follows:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Share-based compensation expense by type of award:
Restricted share units	$3,953	$4,094	$13,377	$12,678
Performance share units	2,911	2,024	5,365	5,623
Total share-based compensation expense	6,864	6,118	18,742	18,301
Tax effect on share-based compensation expense	—	—	—	—
Net effect on share-based compensation expense	$6,864	$6,118	$18,742	$18,301
Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Cost of revenue	$1,388	$1,489	$4,805	$4,800
Selling, general and administrative expense	5,476	4,629	13,937	13,501
Total share-based compensation expense	$6,864	$6,118	$18,742	$18,301
The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and nine months ended March 26, 2021 and March 27, 2020.

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
As of March 26, 2021, there were 234,734 restricted share units outstanding, 188,554 performance share units outstanding and 2,515,947 ordinary shares available for future grant under the 2020 Plan.
As of March 26, 2021, there were 402,651 restricted share units outstanding and 238,474 performance share units outstanding under the 2010 Plan. No ordinary shares are available for future grant under the 2010 Plan.
On November 2, 2017, the Company adopted the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”) with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual. As of March 26, 2021, there were 12,164 restricted share units outstanding and 111,347 ordinary shares available for future grant under the 2017 Inducement Plan.
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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 26, 2020	797,757	$46.88
Granted	222,886	$69.97
Issued	(347,662)	$45.18
Forfeited	(23,432)	$57.71
Balance as of March 26, 2021	649,549	$55.33

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2019	800,751	$42.48
Granted	343,792	$50.32
Issued	(321,659)	$40.82
Forfeited	(28,457)	$42.80
Balance as of March 27, 2020	794,427	$46.54

The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 26, 2020	440,140	$48.37
Granted	184,718	$69.85
Issued	(82,185)	$48.02
Forfeited	(115,645)	$48.02
Balance as of March 26, 2021	427,028	$57.82

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2019	548,500	$40.97
Granted	242,310	$48.65
Issued	—	—
Forfeited	(350,670)	$36.99
Balance as of March 27, 2020	440,140	$48.37
The fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.
As of March 26, 2021, there was $13.2 million and $9.8 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.4 years and 1.2 years, respectively.
For the nine months ended March 26, 2021 and March 27, 2020, the Company withheld an aggregate of 160,648 shares and 91,481 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle employee obligations for the applicable income and other employment taxes. For the nine months ended March 26, 2021 and March 27, 2020, the Company then remitted cash of $11.4 million and $4.7 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.
15.Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three and nine months ended March 26, 2021, Fabrinet issued 43,098 and 269,199 ordinary shares upon the vesting of restricted share units, net of shares withheld.
For the three and nine months ended March 27, 2020, Fabrinet issued 52,041 and 230,178 ordinary shares upon the vesting of restricted share units, net of shares withheld.
All such issued shares are fully paid.
Treasury shares
In August 2017, the Company’s board of directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, May 2019 and August 2020, the Company’s board of directors approved an increase of $30.0 million, $50.0 million and $58.5 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $168.5 million. During the three months ended March 26, 2021, the Company repurchased 15,354 shares under the program at an average price per share of $80.64, totaling $1.2 million. During the nine months ended March 26, 2021, the Company repurchased 116,903 shares under the program at an average price per share of $71.09, totaling $8.3 million. As of March 26, 2021, the Company had a remaining authorization to purchase up to an additional $91.7 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

16.Accumulated other comprehensive income (loss)
The changes in AOCI for the nine months ended March 26, 2021 and March 27, 2020 were as follows:

(amount in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 26, 2020	$1,490	$602	$(2,009)	$(1,230)	$(1,147)
Other comprehensive income before reclassification adjustment	(1,116)	(4,093)	—	547	(4,662)
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	179	(1,730)	421	—	(1,130)
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$(937)	$(5,823)	$421	$547	$(5,792)
Balance as of March 26, 2021	$553	$(5,221)	$(1,588)	$(683)	$(6,939)

(amount in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 28, 2019	$952	$32	$(2,537)	$(833)	$(2,386)
Other comprehensive income before reclassification adjustment	(1,310)	(7,565)	478	(353)	(8,750)
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	(93)	846	—	—	753
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$(1,403)	$(6,719)	$478	$(353)	$(7,997)
Balance as of March 27, 2020	$(451)	$(6,687)	$(2,059)	$(1,186)	$(10,383)
17.Commitments and contingencies
Letter of credit and Bank guarantees
As of March 26, 2021, the Company had no outstanding standby letter of credit.
As of June 26, 2020, the Company had one outstanding standby letter of credit of 6.0 million Euros related to the Company’s support of a customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand. The standby letter of credit was backed by cash collateral of $7.4 million. This standby letter of credit expired on December 31, 2020 and the corresponding cash collateral was released in January 2021.
As of March 26, 2021 and June 26, 2020, there were outstanding bank guarantees given by a bank on behalf of our subsidiary in Thailand for electricity usage and other normal business expenses totaling to $1.6 million or Thai Baht 50.2 million and there were other bank guarantees given by a bank on behalf of our subsidiaries in the PRC and the U.K. to support their operations. As of March 26, 2021, the Company had an outstanding bank guarantee of its subsidiary in the PRC to support the subsidiary's operations totaling Renminbi 1.0 million. The bank guarantee was backed by cash collateral of $0.2 million. The bank guarantee given on behalf of our subsidiaries in the U.K. was not material. As of June 26, 2020, these bank guarantees were immaterial.
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

As of March 26, 2021, the Company had a purchase obligation and other commitments to third parties of $661.2 million.
Capital expenditure
In December 2020, the Company entered into a construction contract with a local contractor for construction of a new manufacturing building at the Company’s Chonburi campus. The contract price is approximately $50.3 million.
As of March 26, 2021, the Company had a purchase obligation and other commitments to third parties of $62.1 million.
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
18.Business segments and geographic information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s Chief Executive Officer. As of March 26, 2021, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
For the Company’s revenues by geographic region, see “Revenue by Geographic Area and End Market” in Note 3.
The following table presents long-lived assets by the country in which they are based:

(amount in thousands)	March 26, 2021	June 26, 2020
Long-Lived Assets:
Thailand	$178,191	$175,738
U.S.	28,017	29,507
China	14,426	14,476
Israel	5,314	5,224
U.K.	2,417	2,956
Cayman Islands	402	373
	$228,767	$228,274
Significant customers
The Company had three customers that each contributed to 10% or more of the Company's total trade accounts receivable as of March 26, 2021 and June 26, 2020.

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
•our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2021 will be in line with the portion of those revenues for the nine months ended March 26, 2021;
•our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;
•our expectation that our fiscal year 2021 selling, general and administrative (“SG&A”) expenses will increase as a percentage of revenue compared to fiscal year 2020 SG&A expenses;
•our expectation that our employee costs will increase in Thailand and the PRC;
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
Recent Developments Related to COVID-19
The global COVID-19 pandemic has impacted us in several ways and created various challenges. At the onset of the pandemic, our PRC subsidiary, which manufactures custom optics components for us and other customers at its facility in Fuzhou, China, experienced a prolonged temporary closure following its customary eight-day Chinese Lunar New Year holiday in January 2020. In accordance with the Chinese government’s official efforts to mitigate the spread of COVID-19, our PRC subsidiary, along with other businesses in various parts of the country, delayed resumption of operations following the holiday closures for approximately two weeks. Furthermore, because of the restrictions in place on travel in the PRC during this period, many of our employees were unable to return from their holiday travel as planned, resulting in fewer than 90% of our employees being able to return to work at our PRC subsidiary before early March 2020. Our other global manufacturing facilities also have been affected by various government restrictions put in place to slow the spread of COVID-19. While our operations in Thailand have not been suspended, we have implemented a number of safety protocols to allow our operations in our facilities there to continue in accordance with government regulations. With the exception of our facility in Santa Clara, California, which closed for approximately one week beginning in late March 2020 before reopening in early April 2020 as a previously classified “essential business,” our facilities in the U.S., including in New Jersey, and in the U.K. have remained open while adhering to the local government restrictions including social distancing guidelines. During the three months ended March 26, 2021, several countries such as Thailand, the PRC, the U.S., and the U.K., where we have manufacturing facilities, experienced a surge in the number of COVID-19 cases. Although we did not experience any significant disruptions in our operations or decrease in customer demand during the three months ended March 26, 2021, any further worsening of the pandemic may have a negative impact on our operations.
The health and well-being of our employees continues to be our top priority. Early last year, we implemented significant precautionary measures throughout our worldwide operations to ensure our employees and their families remain safe, such as mandatory temperature detection at building entrances, rigorous and regular facility and equipment disinfection, and mandatory personal protective equipment protocols, including (1) the wearing of face masks throughout our factories at all times, (2) distributing our employees across shifts to better maintain safe personal distances, (3) isolating incoming parts and materials for a week or more prior to unpacking, or applying extreme heat to them to kill potential viruses, (4) directing our non-factory personnel to work remotely, and (5) restricting all non-employee visits to our campuses.
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
•Given our $508.7 million in cash, cash equivalents and short-term investments, and our total debt of approximately $42.7 million, as of March 26, 2021, we believe we are in a solid position from a capital and financial resources perspective. We expect that current cash and cash equivalent balances and short-term investments, and cash flows that are generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months.
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
Revenues by Geography
We generate revenues from three geographic regions: North America, Asia-Pacific and others and Europe. Revenues are attributed to a particular geographic area based on the bill-to location of our customers, notwithstanding that our customers may ultimately ship their products to end customers in a different geographic region. The majority of our revenues are derived from our manufacturing facilities in Asia-Pacific.
The percentage of our revenues generated from a bill-to location outside of North America increased from 49.7% in the three months ended March 27, 2020 to 51.8% in the three months ended March 26, 2021, primarily because the increase in sales to our customers outside of North America was greater than the increase in sales to our customers in North America.
The percentage of our revenues generated from a bill-to location outside of North America increased from 49.0% in the nine months ended March 27, 2020 to 51.6% in the nine months ended March 26, 2021, primarily because the increase in sales to our customers outside of North America was greater than the increase in sales to our customers in North America.
Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2021 will be in line with the portion of revenues attributable to such customers during the nine months ended March 26, 2021.

The following table presents percentages of total revenues by geographic region:

	Three Months Ended		Nine Months Ended
	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
North America	48.2%	50.3%	48.4%	51.0%
Asia-Pacific and others	34.9	34.4	34.1	32.5
Europe	16.9	15.3	17.5	16.5
	100.0%	100.0%	100.0%	100.0%
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
A second significant element of our cost of revenues is employee costs, including indirect employee costs related to design, configuration and optimization of manufacturing processes for our customers, quality testing, materials testing and other engineering services; and direct costs related to our manufacturing employees. Direct employee costs include employee salaries, insurance and benefits, merit-based bonuses, recruitment, training and retention. Historically, our employee costs have increased primarily due to increases in the number of employees necessary to support our growth and, to a lesser extent, costs to recruit, train and retain employees. Our cost of revenues is significantly impacted by salary levels in Thailand, the PRC and the U.K., the fluctuation of the Thai baht, Chinese Renminbi (“RMB”) and Pound Sterling (“GBP”) against our functional currency, the U.S. dollar, and our ability to retain our employees. We expect our employee costs to increase as wages continue to increase in Thailand and the PRC. Wage increases may impact our ability to sustain our competitive advantage and may reduce our profit margin. We seek to mitigate these cost increases through improvements in employee productivity, employee retention and asset utilization.
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
In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative instruments. We may enter into exchange currency forward or put option contracts to manage foreign currency exposures associated with certain assets and liabilities and other forecasted foreign currency transactions and may designate these instruments as hedging instruments. The forward and put option contracts generally have maturities of up to 12 months. All foreign currency exchange contracts are recognized in the unaudited condensed consolidated balance sheets at fair value. Gains or losses on our forward and put option contracts generally present gross amount in the assets, liabilities, and transactions economically hedged.
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of March 26, 2021			As of June 26, 2020
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	1,112,572	$35,705	59.7%	667,955	$21,617	41.8%
RMB	104,656	16,008	26.8	158,060	22,402	43.3
GBP	5,899	8,116	13.5	6,220	7,726	14.9
Total		$59,829	100.0%		$51,745	100.0%
Liabilities
Thai baht	2,140,166	$68,683	89.5%	2,102,392	$68,039	89.5%
RMB	28,321	4,332	5.6	42,586	6,036	8.0
GBP	2,715	3,735	4.9	1,545	1,919	2.5
Total		$76,750	100.0%		$75,994	100.0%

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of March 26, 2021, there was $135.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 26, 2020, there was $125.0 million of foreign currency forward contracts outstanding and one foreign currency option contract with notional amount of $1.0 million on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of March 26, 2021 and June 26, 2020, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of March 26, 2021 and June 26, 2020, we did not have any derivative contracts denominated in GBP.
For the three months ended March 26, 2021 and March 27, 2020, we recorded loss of $2.0 million and $2.1 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
For the nine months ended March 26, 2021 and March 27, 2020, we recorded loss of $1.7 million and $4.0 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
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
The corporate income tax rate for our subsidiaries in the PRC and the U.K. is 25% and 19%, respectively.
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

(amount in thousands)	Three Months Ended		Nine Months Ended
	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Revenues	$479,317	$411,210	$1,369,783	$1,236,723
Cost of revenues	(422,539)	(366,874)	(1,209,504)	(1,097,242)
Gross profit	56,778	44,336	160,279	139,481
Selling, general and administrative expenses	(19,059)	(17,111)	(53,078)	(50,189)
Expenses related to reduction in workforce	(43)	—	(43)	(16)
Operating income	37,676	27,225	107,158	89,276
Interest income	941	2,042	3,156	6,080
Interest expense	(282)	(238)	(798)	(2,812)
Foreign exchange gain (loss), net	629	(8)	224	(2,949)
Other income (expense), net	124	203	403	977
Income before income taxes	39,088	29,224	110,143	90,572
Income tax expense	(1,595)	(957)	(4,215)	(5,117)
Net income	37,493	28,267	105,928	85,455
Other comprehensive income (loss), net of tax	(5,282)	(8,231)	(5,792)	(7,997)
Net comprehensive income	$32,211	$20,036	$100,136	$77,458
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(88.2)	(89.2)	(88.3)	(88.7)
Gross profit	11.8	10.8	11.7	11.3
Selling, general and administrative expenses	(4.0)	(4.2)	(3.9)	(4.1)
Expenses related to reduction in workforce	0.0	—	0.0	(0.0)
Operating income	7.8	6.6	7.8	7.2
Interest income	0.2	0.5	0.2	0.5
Interest expense	0.0	0.0	0.0	(0.2)
Foreign exchange gain (loss), net	0.1	(0.0)	0.0	(0.2)
Other income (expense), net	0.0	0.0	0.0	0.0
Income before income taxes	8.1	7.1	8.0	7.3
Income tax expense	(0.3)	(0.2)	(0.3)	(0.4)
Net income	7.8	6.9	7.7	6.9
Other comprehensive income (loss), net of tax	(1.1)	(2.0)	(0.4)	(0.6)
Net comprehensive income	6.7%	4.9%	7.3%	6.3%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 26, 2021	March 27, 2020	March 26, 2021	March 27, 2020
Optical communications	$361,739	$308,566	$1,053,496	$933,013
Lasers, sensors and other	117,578	102,644	316,287	303,710
Total	$479,317	$411,210	$1,369,783	$1,236,723
We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.
Comparison of Three and Nine Months Ended March 26, 2021 with Three and Nine Months Ended March 27, 2020
Revenues
Our revenues increased by $68.1 million, or 16.6%, to $479.3 million for the three months ended March 26, 2021, compared with $411.2 million for the three months ended March 27, 2020. This increase was due to an increase in our key customers’ demand for optical communications manufacturing services and from newer programs during the three months ended March 26, 2021. Revenues from optical communications products increased by $53.2 million, or 17.2%, for the three months ended March 26, 2021.
Our revenues increased by $133.1 million, or 10.8%, to $1,369.8 million for the nine months ended March 26, 2021, compared with $1,236.7 million for the nine months ended March 27, 2020. This increase was due to an increase in our key customers’ demand for optical communications manufacturing services and from newer programs during the nine months ended March 26, 2021. Revenues from optical communications products increased by $120.5 million, or 12.9%, for the nine months ended March 26, 2021.
Cost of revenues
Our cost of revenues increased by $55.7 million, or 15.2%, to $422.5 million, or 88.2% of revenues, for the three months ended March 26, 2021, compared with $366.9 million, or 89.2% of revenues, for the three months ended March 27, 2020. This increase in cost of revenues on an absolute dollar basis was in line with the increase in sales volume.
Our cost of revenues increased by $112.3 million, or 10.2%, to $1,209.5 million, or 88.3% of revenues, for the nine months ended March 26, 2021, compared with $1,097.2 million, or 88.7% of revenues, for the nine months ended March 27, 2020. This increase in cost of revenues on an absolute dollar basis was in line with the increase in sales volume.
Gross profit
Our gross profit increased by $12.4 million, or 28.1%, to $56.8 million, or 11.8% of revenues, for the three months ended March 26, 2021, compared with $44.3 million, or 10.8% of revenues, for the three months ended March 27, 2020. The increase was primarily due to an increase in sales volume.
Our gross profit increased by $20.8 million, or 14.9%, to $160.3 million, or 11.7% of revenues, for the nine months ended March 26, 2021, compared with $139.5 million, or 11.3% of revenues, for the nine months ended March 27, 2020. The increase was primarily due to an increase in sales volume.
SG&A expenses
Our SG&A expenses increased by $1.9 million, or 11.4%, to $19.1 million, or 4.0% of revenues, for the three months ended March 26, 2021, compared with $17.1 million, or 4.2% of revenues, for the three months ended March 27, 2020. The increase was primarily due to (1) an increase in share-based compensation expenses of $0.8 million, (2) a severance payment in the amount of $0.8 million related to a senior management retirement, (3) an increase in insurance expense of $0.2 million, and (4) an increase in start-up costs related to our subsidiary in Israel of $0.2 million.
Our SG&A expenses increased by $2.9 million, or 5.8%, to $53.1 million, or 3.9% of revenues, for the nine months ended March 26, 2021, compared with $50.2 million, or 4.1% of revenues, for the nine months ended March 27, 2020. The increase was primarily due to (1) an increase in start-up costs for our subsidiary in Israel of $1.4 million, (2) a severance payment in the amount of $0.8 million related to a senior management retirement, (3) an increase in share-based compensation expenses of $0.4 million, and (4) an increase in insurance expense of $0.3 million, offset by a decrease in executive compensation and benefits of $0.4 million.
Operating income
Our operating income increased by $10.5 million to $37.7 million, or 7.8% of revenues, for the three months ended March 26, 2021, compared with $27.2 million, or 6.6% of revenues, for the three months ended March 27, 2020. The increase was primarily due to an increase in revenues.
Our operating income increased by $17.9 million to $107.2 million, or 7.8% of revenues, for the nine months ended March 26, 2021, compared with $89.3 million, or 7.2% of revenues, for the nine months ended March 27, 2020. The increase was primarily due to an increase in revenues.
Interest income
Our interest income decreased by $1.1 million, or 53.9%, to $0.9 million, or 0.2% of revenues, for the three months ended March 26, 2021, compared with $2.0 million, or 0.5% of revenues, for the three months ended March 27, 2020. The decrease was primarily due to a lower weighted average interest rate during the three months ended March 26, 2021 compared to same period in fiscal year 2020.
Our interest income decreased by $2.9 million, or 48.1%, to $3.2 million, or 0.2% of revenues, for the nine months ended March 26, 2021, compared with $6.1 million, or 0.5% of revenues, for the nine months ended March 27, 2020. The decrease was primarily due to a lower weighted average interest rate during the nine months ended March 26, 2021 compared to same period in fiscal year 2020.
Interest expense
Our interest expense increased by $0.04 million to $0.3 million for the three months ended March 26, 2021, compared with $0.2 million for the three months ended March 27, 2020. The increase was primarily due to lower amortization of the fair value of interest rate swaps during the three months ended March 26, 2021, compared with the three months ended March 27, 2020.
Our interest expense decreased by $2.0 million to $0.8 million for the nine months ended March 26, 2021, compared with $2.8 million for the nine months ended March 27, 2020. The decrease was primarily due to lower unrealized loss from mark-to-market of interest rate swaps recognized to earnings during the nine months ended March 26, 2021, due to the implementation of cash flow hedge accounting on the interest rate swaps on September 27, 2019.
Foreign exchange gain (loss), net
We recorded foreign exchange gain, net of $0.6 million for the three months ended March 26, 2021, compared with foreign exchange loss, net of $8.0 thousand for the three months ended March 27, 2020. The increase in foreign exchange gain was mainly due to (1) lower foreign exchange loss from subsidiary in the PRC and a foreign exchange gain from our subsidiary in the U.K., totaling $0.1 million for the three months ended March 26, 2021, as compared to foreign exchange loss totaling $0.7 million from our subsidiaries in the PRC and the U.K. for the three months ended March 27, 2020, (2) lower realized foreign exchange loss from payment/receipt of $0.1 million for the three months ended March 26, 2021, as compared to realized foreign exchange loss from payment/receipt of $0.6 million for the three months ended March 27, 2020, and (3) lower unrealized loss from mark-to-market forward contracts of $2.0 million for the three months ended March 26, 2021, as compared to unrealized loss from mark-to-market forward contracts of $2.1 million for the three months ended March 27, 2020, partially offset with lower unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $2.5 million for the three months ended March 26, 2021, as compared to unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $3.3 million for the three months ended March 27, 2020.
We recorded foreign exchange gain, net of $0.2 million for the nine months ended March 26, 2021, compared with foreign exchange loss, net of $2.9 million for the nine months ended March 27, 2020. The increase in foreign exchange gain was mainly due to (1) a reduction of foreign exchange gain (loss) volatility from the application of cash flow hedge which was implemented on December 28, 2019 (unrealized foreign exchange loss from marking-to-market of foreign currency forward contracts after cash flow hedge application was $1.7 million for the nine months ended March 26, 2021, as compared to unrealized foreign exchange loss from marking-to-market of foreign currency forward contracts of $4.0 million for the nine months ended March 27, 2020), (2) foreign exchange gain of $1.2 million from our subsidiaries in the PRC and in the U.K. for the nine months ended March 26, 2021, as compared to foreign exchange loss of $0.7 million from our subsidiaries in the PRC and the U.K. for the nine months ended March 27, 2020, and (3) lower realized foreign exchange loss from payment/receipt of

$1.1 million for the nine months ended March 26, 2021, as compared to realized foreign exchange loss from payment/receipt of $1.6 million for the nine months ended March 27, 2020, partially offset with lower unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $1.9 million for the nine months ended March 26, 2021, as compared to unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $3.3 million for the nine months ended March 27, 2020.
Income before income taxes
We recorded income before income taxes of $39.1 million and $110.1 million for the three and nine months ended March 26, 2021, respectively, compared with $29.2 million and $90.6 million for the three and nine months ended March 27, 2020, respectively.
Income tax expense
Our provision for income tax reflects an effective tax rate of 4.0% and 2.4% for the three months ended March 26, 2021 and March 27, 2020, respectively. The increase was primarily due to the fact that we had more income subject to tax during the third quarter of fiscal year 2021 as compared to the same period in fiscal year 2020.

Our provision for income tax reflects an effective tax rate of 3.8% and 4.2% for the nine months ended March 26, 2021 and March 27, 2020, respectively. The decrease was primarily due to the fact that we had less income subject to tax during the first nine months of fiscal year 2021 as compared to the same period in fiscal year 2020.
Net income
We recorded net income of $37.5 million, or 7.8% of revenues, for the three months ended March 26, 2021, compared with $28.3 million, or 6.9% of revenues, for the three months ended March 27, 2020.

We recorded net income of $105.9 million, or 7.7% of revenues, for the nine months ended March 26, 2021, compared with $85.5 million, or 6.9% of revenues, for the nine months ended March 27, 2020.
Other comprehensive income (loss)
We recorded other comprehensive loss of $5.3 million, or 1.1% of revenues, for the three months ended March 26, 2021, compared with other comprehensive loss of $8.2 million, or 2.0% of revenues, for the three months ended March 27, 2020. The decrease in other comprehensive loss was mainly due to (1) unrealized gain from mark-to-market of interest rate swap agreement of $0.1 million for the three months ended March 26, 2021, as compared to unrealized loss from mark-to-market of interest rate swap agreement of $1.6 million for the three months ended March 27, 2020, and (2) unrealized loss from mark-to-market of available-for-sale debt securities of $0.6 million for the three months ended March 26, 2021, as compared to unrealized loss from mark-to-market of available-for-sale debt securities of $1.4 million for the three months ended March 27, 2020.
We recorded other comprehensive loss of $5.8 million, or 0.4% of revenues, for the nine months ended March 26, 2021, compared with other comprehensive loss of $8.0 million, or 0.6% of revenues, for the nine months ended March 27, 2020. The decrease in other comprehensive loss was mainly due to (1) unrealized gain from mark-to-market of interest rate swap agreement of $0.2 million for the nine months ended March 26, 2021, as compared to unrealized loss from mark-to-market of interest rate swap agreement of $1.8 million for the nine months ended March 27, 2020, (2) gain in foreign currency translation adjustment of $0.5 million for the nine months ended March 26, 2021, as compared to loss in foreign currency translation adjustment of $0.4 million for the nine months ended March 27, 2020, and (3) unrealized loss from mark-to-market of available-for-sale debt securities of $0.9 million for the nine months ended March 26, 2021, as compared to unrealized loss from mark-to-market of available-for-sale debt securities of $1.4 million for the nine months ended March 27, 2020, offset with unrealized loss from mark-to-market of foreign currency forward contracts of $6.0 million for the nine months ended March 26, 2021, as compared to unrealized loss from mark-to-market of foreign currency forward contracts of $4.9 million for the nine months ended March 27, 2020.
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operations. As of March 26, 2021 and March 27, 2020, we had cash, cash equivalents, and short-term investments of $508.7 million and $457.8 million, respectively, and outstanding debt of $42.7 million and $54.8 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents was 0.7% and 0.8% for the three and nine months ended March 26, 2021, respectively, and 1.9% and 2.0% for the three and nine months ended March 27, 2020, respectively.
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
During the nine months ended March 26, 2021, we repaid $9.1 million of the term loan under our credit facility agreement with the Bank of Ayudhya Public Company Limited. As a result, as of March 26, 2021, we had a long-term borrowing of $42.7 million under such credit facility agreement. (See Note 12 for further details.) We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $261.7 million as of March 26, 2021.
In December 2020, we entered into a construction contract with a local contractor for construction of a new manufacturing building at our campus in Chonburi, Thailand. The contract price is approximately $50.3 million, and construction will be financed by our cash and cash equivalents. We believe that our current cash and cash equivalents, marketable securities, cash flow from operations, and funds available through our credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q.
We also believe that our current manufacturing capacity is sufficient to meet our anticipated production requirements for at least the next few quarters.
The following table shows our cash flows for the periods indicated:

	Nine Months Ended
(amount in thousands)	March 26, 2021	March 27, 2020
Net cash provided by operating activities	$75,157	$104,448
Net cash used in investing activities	$(32,255)	$(28,921)
Net cash used in financing activities	$(28,915)	$(32,000)
Net increase in cash, cash equivalents and restricted cash	$13,987	$43,527
Operating Activities
Net cash provided by operating activities decreased by $29.3 million, or 28.0%, to $75.2 million for the nine months ended March 26, 2021, compared with net cash provided by operating activities of $104.4 million for the nine months ended March 27, 2020. This decrease was primarily due to (1) a change of increase in inventories of $46.9 million to support the new business, (2) a decrease in change of other current assets and non-current assets of $28.7 million, (3) a decrease in cash receipts related to the timing of collection of trade accounts receivable of $13.3 million, and (4) a change of increase in other current liabilities and non-current liabilities of $2.0 million due to unrealized loss of mark-to-market of interest rate swap agreement, offset by (1) a decrease of $41.2 million in payments to trade accounts payable and (2) an increase in net income of $20.5 million.

Investing Activities
Net cash used in investing activities increased by $3.3 million, or 11.5%, to $32.3 million for the nine months ended March 26, 2021, compared with net cash used in investing activities of $28.9 million for the nine months ended March 27, 2020. This increase was primarily due to (1) an increase in purchases of short-term investments, net of proceeds from sales and maturities of $23.4 million, (2) an increase in the purchase of property, plant and equipment and intangibles of $2.7 million, and (3) a decrease in the proceeds from disposal of property, plant and equipment of $1.4 million, offset by funds provided to our customer in the amount of $24.3 million to support the customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand in the second quarter of fiscal year 2020.

Financing Activities
Net cash used in financing activities decreased by $3.1 million, or 9.6%, to $28.9 million for the nine months ended March 26, 2021, compared with net cash used in financing activities of $32.0 million for the nine months ended March 27, 2020. This decrease was primarily due to (1) a decrease of $12.4 million in payments to repurchase ordinary shares and (2) a decrease of $0.3 million in finance lease liabilities and debt issuance costs, offset by (1) an increase in withholding tax related to net share settlement of restricted share units of $6.6 million and (2) an increase of $3.0 million in net repayment of loans to a bank.
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents, restricted cash and short-term investments totaling $508.9 million and $495.5 million as of March 26, 2021 and June 26, 2020, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the nine months ended March 26, 2021 and March 27, 2020, our interest income would have decreased by approximately $0.3 million in each of the respective periods, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the nine months ended March 26, 2021 and March 27, 2020, our interest expense would have increased by approximately $0.3 million and $0.1 million, respectively, assuming consistent borrowing levels.
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. Beginning December 28, 2019, we designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded unrealized loss of $1.7 million and unrealized loss of $4.0 million for the nine months ended March 26, 2021 and March 27, 2020, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $1.9 million and $2.7 million as of March 26, 2021 and June 26, 2020, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of March 26, 2021, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of March 26, 2021 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 26, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During the three months ended March 26, 2021 and March 27, 2020, we had three customers and one customer, respectively, that each contributed 10% or more of our revenues. Such customers together accounted for 47.7% and 16.4% of our revenues during the respective periods. During the nine months ended March 26, 2021 and March 27, 2020, we had three customers and one customer, respectively, that each contributed 10% or more of our revenues. Such customers together accounted for 46.3% and 16.4% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.

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
Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. For example, II-VI Incorporated (“II-VI”) entered into an agreement in March 2021 to acquire Coherent, Inc., Cisco Systems, Inc. completed its acquisition of Acacia Communications Inc. in March 2021, II-VI completed its acquisition of Finisar Corporation in September 2019, and Lumentum Holdings Inc. completed its acquisition of Oclaro, Inc. in December 2018. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers have acquired the capacity to manufacture products in-house.
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
Revenues from the optical communications end market represented 76.9% and 75.4% of our revenues for the nine months ended March 26, 2021 and March 27, 2020, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
We rely on a single source or a limited number of suppliers for critical materials used in a significant number of the products we manufacture. We generally purchase these single or limited source materials through standard purchase orders and do not maintain long-term supply agreements with our suppliers. We generally use a rolling 12-month forecast based on anticipated product orders, customer forecasts, product order history, backlog, and warranty and service demand to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields, and the availability of raw materials used to produce the parts or components. Historically, we have experienced supply shortages resulting from various causes, including reduced yields by our suppliers, which prevented us from manufacturing products for our customers in a timely manner. More recently, for the six months ended June 26, 2020, we experienced significant fluctuations in the availability of certain materials due to COVID-19, which had an adverse impact on our revenue and costs. Currently, we are experiencing various levels of semiconductor impact due to a significant global shortage. The semiconductor supply chain is complex, and a constrained wafer capacity is occurring deep in the chain. During the COVID-19 pandemic, there has been a surging demand for consumer electronics, which in turn has increased the demand for semiconductors. At the same time, wafer foundries that support chipmakers have not invested enough in recent years to increase capacities to the levels needed to support current demand from all of their customers. Wafers have a long lead time for production, in some cases up to 30 weeks, which further exacerbates the shortage. A shortage of semiconductors or other key components can cause a significant disruption to our production schedule and have a substantial adverse effect on our financial condition or results of operations.

Our revenues, profitability and customer relations will be harmed by continued fluctuations in the availability of materials, a stoppage or delay of supply, a substitution of more expensive or less reliable parts, the receipt of defective parts or contaminated materials, an increase in the price of supplies, or an inability to obtain reductions in price from our suppliers in response to competitive pressures. We continue to undertake programs to strengthen our supply chain. Nevertheless, we are experiencing, and expect for the foreseeable future to experience, strain on our supply chain, as well as periodic supplier problems. We have incurred, and expect for the foreseeable future to incur, costs related to our efforts to address these problems.
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
However, if we successfully expand our manufacturing capacity but are unable to promptly utilize the additional space due to reduced demand for our services or an inability to win new projects, add new customers or penetrate new markets, or if the optics industry does not grow as we expect, we may experience periods of excess capacity, which could harm our business, financial condition and operating results.
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
We generally provide a warranty of between one to five years on the products that we manufacture for our customers. This warranty typically guarantees that products will conform to our customers’ specifications and be free from defects in workmanship. Defects in the products we manufacture, whether caused by a design, engineering, manufacturing or component failure or by deficiencies in our manufacturing processes and whether during or after the warranty period, could result in product or component failures, which may damage our business reputation, whether or not we are indemnified for such failures. We could also incur significant costs to repair or replace defective products under warranty, particularly when such failures occur in installed systems. In some instances, we may also be required to incur costs to repair or replace defective products outside of the warranty period in the event that a recurring defect is discovered in a certain percentage of a customer’s products delivered over an agreed upon period of time. We have experienced product or component failures in the past and remain exposed to such failures, as the products that we manufacture are widely deployed throughout the world in multiple environments and applications. Further, due to the difficulty in determining whether a given defect resulted from our customer’s design of the product or our manufacturing process, we may be exposed to product liability or product warranty claims arising from defects that are not attributable to our manufacturing process. In addition, if the number or type of defects exceeds certain percentage limitations contained in our contractual arrangements, we may be required to conduct extensive failure analysis, re-qualify for production or cease production of the specified products.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 51.8% and 49.7% of our revenues for the three months ended March 26, 2021 and March 27, 2020, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:
•compliance with a variety of domestic and foreign laws and regulations, including trade regulatory requirements;
•periodic changes in a specific country or region’s economic conditions, such as recession;
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
In August 2019, the U.S. Presidential Administration imposed tariffs on a wide range of products and goods manufactured in the PRC that are directly or indirectly imported into the U.S. Although the U.S. Administration announced on January 15, 2020 the reduction of certain tariffs on Chinese imported goods and delayed the implementation of certain other related tariffs, we have no assurance that the U.S. Administration will not continue to increase or impose tariffs on imports from the PRC or alter trade agreements and terms between the PRC and the U.S., which may include limiting trade with the PRC. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could have the effect of increasing the cost of materials we use to manufacture certain products, which could result in lower margins. The tariffs could also result in disruptions to our supply chain, as suppliers struggle to fill orders from companies trying to purchase goods in bulk ahead of announced tariffs taking effect. The institution of trade tariffs both globally and between the U.S. and the PRC specifically could also cause a decrease in the sales of our customers’ products to end-users located in the PRC, which could directly impact our revenues in the form of reduced orders. If existing tariffs are raised further or if new tariffs are imposed on additional categories of components used in our manufacturing activities, and if we are unable to pass the costs of such tariffs on to our customers, our operating results would be harmed.
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of March 26, 2021, the U.S. dollar had depreciated approximately 2.0% against the Thai baht since March 27, 2020. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Also, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the U.K. are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of March 26, 2021, the U.S. dollar had depreciated approximately 3.0% against the RMB since March 27, 2020. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of March 26, 2021, the U.S. dollar had depreciated approximately 4.9% against the GBP since March 27, 2020. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
Political unrest and demonstrations, as well as changes in the political, social, business or economic conditions in Thailand, could harm our business, financial condition and operating results.
The majority of our assets and manufacturing operations are located in Thailand. Therefore, political, social, business and economic conditions in Thailand have a significant effect on our business. In April 2021, Thailand was assessed as a medium political risk by Marsh, an insurance broker and risk advisor. Any changes to tax regimes, laws, exchange controls or political action in Thailand may harm our business, financial condition and operating results.

Thailand has a history of political unrest that includes the involvement of the military as an active participant in the ruling government. In recent years, political unrest in the country has sparked political demonstrations and, in some instances, violence. In March 2019, Thailand held its first general election since the Thai military took over the government in a coup in May 2014. In June 2019, General Prayut Chan-o-cha was elected as Prime Minister, and in July 2019, the new Prime Minister’s nominees for cabinet ministers were appointed. In 2020 and 2021, there were several rounds of protest for political reform. Any future political instability in the Kingdom of Thailand could prevent shipments from entering or leaving the country, disrupt our ability to manufacture products in Thailand, and force us to transfer our operations to more stable, and potentially more costly, regions, which would harm our business, financial condition and operating results.
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
We anticipate that we will continue to invest in our customized optics manufacturing facilities located in Fuzhou, the PRC. Because these operations are located in the PRC, they are subject to greater political, legal and economic risks than the geographies in which the facilities of many of our competitors and customers are located. In particular, the political and economic climate in the PRC (both at national and regional levels) is fluid and unpredictable. In April 2021, the PRC was assessed as a medium political risk by Marsh. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to change further. Any changes to the political, legal or economic climate in the PRC could harm our business, financial condition and operating results.
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
Natural disasters, such as the 2011 flooding in Thailand, where most of our manufacturing operations are located, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products or for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the 2011 flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand and cease production permanently at our Chokchai facility, which adversely affected our ability to meet our customers’ demands during fiscal year 2012. In some countries in which we mainly operate, including the PRC, the U.S. and Thailand, outbreaks of infectious diseases such as COVID-19, H1N1 influenza virus, severe acute respiratory syndrome (“SARS”) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. For example, our facility in Fuzhou, the PRC, which manufactures custom optics components, was not permitted to resume operations after the Chinese Lunar New Year holiday until February 10, 2020, due to the spread of COVID-19 in the PRC, which negatively affected our revenues for the three months ended March 27, 2020. In addition, we and some of our suppliers and customers in the PRC experienced labor shortages during the three months ended March 27, 2020, due to travel restrictions imposed by the Chinese government. As COVID-19 has continued to spread throughout the world, authorities in other countries in which we have manufacturing facilities, including Thailand, the U.K. and the U.S., have implemented numerous measures to contain the virus, including travel bans and restrictions, quarantines, “shelter-in-place” orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our business, financial condition and operating results due to numerous uncertainties, including the duration and severity of the pandemic as well as related containment measures, our compliance with such measures has already impacted our day-to-day operations and could continue to disrupt our business, as well as that of our customers, suppliers and other counterparties, for an indefinite period of time.
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of March 26, 2021 are primarily investments in a fixed income portfolio, including certificates of deposit, time deposits, corporate bonds and commercial papers, U.S. agency and U.S. Treasury securities, and sovereign and municipal securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 26, 2021, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
We are subject to income and other taxes in Thailand, the PRC, the U.K. and the U.S. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of March 26, 2021, our U.S. federal and state tax returns remain open to examination for the tax years 2015 through 2019. In addition, tax returns that remain open to examination in Thailand, the PRC and the U.K. range from the tax years 2015 through 2020. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability. For example, in connection with the conclusion of the audit of our U.S. federal and state tax returns for the tax years 2016 and 2017, we incurred additional taxes, interest and penalties.
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
Based upon estimates of the value of our assets, which are based in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for the taxable year 2021 or for the foreseeable future. However, despite our expectations, we cannot assure you that we will not become a PFIC for the taxable year 2021 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we become a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations as well as to burdensome reporting requirements.
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
We, along with our suppliers and customers, rely on various energy sources in our manufacturing and transportation activities. Energy prices have been subject to increases and general volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, world events and government regulations. While we are currently experiencing lower energy prices, a significant increase is possible, which could increase our raw material and transportation costs. In addition, increased transportation costs of our suppliers and customers could be passed along to us. We may not be able to increase our prices to adequately offset these increased costs, and any increase in our prices may reduce our future customer orders, which could harm our business, financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended March 26, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
December 26, 2020 – January 22, 2021	9,800	$79.94	783,427	$92,144,000
January 23, 2021 – February 19, 2021	4,544	$81.23	369,110	$91,774,890
February 20, 2020 – March 26, 2021	1,010	$84.72	85,565	$91,689,325
Total	15,354	$80.64	1,238,102

(1) On August 18, 2017, we announced that our board of directors had approved a share repurchase program to permit us to         repurchase, from time to time, up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. In February 2018, May 2019 and August 2020, we announced that our board of directors approved increases of $30.0 million, $50.0 million and $58.5 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $168.5 million. On November 4, 2020, we entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 to effect repurchases under our share repurchase program. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date.

ITEMS 3, 4 and 5 are not applicable and have been omitted.
ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

10.1	Separation Agreement and Release, dated February 12, 2021, by and between Toh-Seng Ng and Fabrinet USA, Inc.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2021.

FABRINET

By:	/s/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)