Form 10-K
period 2021-06-25
Fabrinet
filed 2021-08-17
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
_______________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 25, 2021
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 001-34775
_______________________
FABRINET
(Exact name of registrant as specified in its charter)
_______________________

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-1228572 (I.R.S. Employer Identification No.)

c/o Intertrust Corporate Services One Nexus Way, Camana Bay Grand Cayman Cayman Islands	KY1-9005
(Address of principal executive offices)	(Zip Code)
+66 2-524-9600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.01 par value	FN	New York Stock Exchange
_______________________
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
Yes ☐ No ☒
As of December 25, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of approximately $2.8 billion, based on the closing price for the registrant’s ordinary shares as reported on the New York Stock Exchange on such date. Ordinary shares held by each executive officer, director, and holder of 10% or more of the outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of August 6, 2021, the registrant had 36,799,959 ordinary shares, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

1

FABRINET
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 25, 2021

RISK FACTORS SUMMARY

You should carefully consider the information set forth below under the heading “Risk Factors” in Part I, Item 1A before deciding whether to invest in our securities. Below is a summary of the principal risks associated with an investment in our securities.

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

•The phase-out of the London Interbank Offered Rate ("LIBOR") could affect interest rates under our existing credit facility agreement, as well as our ability to seek future debt financing.

•Unfavorable worldwide economic conditions may negatively affect our business, financial condition and operating results.

•We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our shareholders.

•Our investment portfolio may become impaired by deterioration of the capital markets.

•We are not fully insured against all potential losses. Natural disasters or other catastrophes could adversely affect our business, financial condition and operating results.

•There are inherent uncertainties involved in estimates, judgments and assumptions used in the preparation of financial statements in accordance with U.S. GAAP. Any changes in estimates, judgments and assumptions could have a material adverse effect on our business, financial condition and operating results.

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

•We are subject to the risk of increased income taxes, which could harm our business, financial condition and operating results.

•We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to continue to devote substantial time to various compliance initiatives.

•Failure to comply with applicable environmental laws and regulations could have a material adverse effect on our business, financial condition and operating results.

•If we are unable to meet regulatory quality standards applicable to our manufacturing and quality processes for the products we manufacture, our business, financial condition and operating results could be harmed.

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

•Energy price volatility may negatively impact our business, financial condition and operating results.

PART I
ITEM 1.BUSINESS.
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
Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities such as optical communications, industrial lasers, automotive components and sensors. Our customers in these industries support a growing number of end-markets, including automotive, biotechnology, communications, materials processing, medical devices, metrology and semiconductor processing. Our total revenues for the year ended June 25, 2021 (“fiscal year 2021”) increased by $237.5 million, or 14.5%, from $1.64 billion for the year ended June 26, 2020 (“fiscal year 2020”) to $1.88 billion for fiscal year 2021. Our revenues from lasers, sensors and other markets as a percentage of total revenues decreased from 24.0% in fiscal year 2020 to 23.3% in fiscal year 2021, while our revenues from optical communications products as a percentage of total revenues increased from 76.0% in fiscal year 2020 to 76.7% in fiscal year 2021.
In many cases, we are the sole outsourced manufacturing partner used by our customers for the products that we produce for them. The products that we manufacture for our OEM customers include:
•optical communications devices, such as:
•selective switching products, such as reconfigurable optical add-drop multiplexers (“ROADMs”), optical amplifiers, modulators and other optical components and modules that collectively enable network managers to route voice, video and data communications traffic through fiber optic cables at various wavelengths, speeds, and over various distances;
•tunable lasers, transceivers, and transponders that eliminate, at a significant cost savings to the service provider, the need to stock individual fixed wavelength optical transceivers and transponders used in voice and data communications networks; and
•active optical cables providing high-speed interconnect capabilities for data centers and computing clusters, as well as Infiniband, Ethernet, fiber channel and optical backplane connectivity;
•solid state, diode-pumped, gas and fiber lasers (collectively referred to as “industrial lasers”) used across a broad array of industries, including semiconductor processing (wafer inspection, wafer dicing, wafer scribing), biotechnology and medical device (DNA sequencing, flow cytometry, hematology, antibody detection), metrology (instrumentation, calibration, inspection), and material processing (metal, polymer, textile drilling and cutting, annealing, marking, engraving, and welding); and
•sensors, including differential pressure, micro-gyro, fuel and other sensors that are used in automobiles, and non-contact temperature measurement sensors for the medical industry.
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
As of June 25, 2021, our facilities comprised approximately 2.1 million total square feet, including approximately 0.2 million square feet of office space and approximately 1.9 million square feet devoted to manufacturing and related activities, of which approximately 0.9 million square feet are clean room facilities. Of the aggregate square footage of our facilities, approximately 1.6 million square feet are located in Thailand and the remaining balance is located in the People’s Republic of China (“PRC” or “China”), the United Kingdom, the United States, Israel and the Cayman Islands. See Part I, Item 2. Properties of this Annual Report on Form 10-K.
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

During the three months ended June 25, 2021, several countries where we have manufacturing facilities, including Thailand, the PRC, the U.S. and the U.K., experienced a surge in the number of COVID-19 cases. In Thailand, we have recently experienced an increase in the number of employees who have tested positive for COVID-19. We have responded by taking additional actions based on recommendations from local authorities. These actions include leave of absence for affected employees and their close contacts, stringent contact tracing, enhanced safe distancing measures, and arrangements for the vaccination of our employees in Thailand. Although we did not experience any significant disruptions in our operations or decrease in customer demand during the three months ended June 25, 2021, any worsening of the pandemic may result in more stringent measures being implemented by the local authorities, such as shutting down of our manufacturing facilities, which will have a significant negative impact on our operations.

The health and well-being of our employees continues to be our top priority. In early 2020, we implemented significant precautionary measures throughout our worldwide operations to ensure our employees and their families remain safe. Such measures include mandatory temperature detection at building entrances, rigorous and regular facility and equipment disinfection, and mandatory personal protective equipment protocols, including (1) the wearing of face masks throughout our factories at all times; (2) distributing our employees across shifts to better maintain safe personal distances; (3) isolating incoming parts and materials for a week or more prior to unpacking, or applying extreme heat to kill potential viruses; (4) directing our non-factory personnel to work remotely; and (5) restricting all non-employee visits to our campuses.

Given the unprecedented human, and economic impact of the COVID-19 pandemic globally, the extraordinary economic short-term uncertainty resulting therefrom, and the evolving and differing national strategies for dealing with COVID-19, it is challenging to provide a forward-looking disclosure. However, despite the uncertainty and concern about the global economy and the health of various industries, we believe it is important to share some relevant perspectives as we continue to assess the impacts of COVID-19 on our business in the future:

•With work-from-home protocols in place around the world, global demand for internet bandwidth has grown and we believe it will continue to grow. Because the next-generation telecom and datacom products we manufacture for our customers are important to expanding network capacity, we believe such growth in bandwidth demand will have a positive impact on our business in the long-term.

•While we believe that the long-term growth outlook for the markets we serve has not been significantly impacted, in the short-term we are likely to continue to see regional downward demand adjustments, especially if the COVID-19 outbreak intensifies or returns in various geographic areas as was the case at the end of our third quarter in fiscal year 2020.

•We expect we will continue to experience disruptions in our supply chain and the availability of parts and materials will continue to fluctuate, especially if the COVID-19 outbreak intensifies or returns in various geographic areas. However, we believe we can mitigate these disruptions by continuing to identify and secure alternative sources.

•A significant portion of our costs is variable and, because of this, we can adjust manufacturing costs relatively quickly to respond to the changing demand of our customers. However, because parts and materials account for the largest portion of our costs, in combination with the supply chain issues noted above and, to a lesser extent, the expenses associated with the safety and health protocols we have implemented across our global operations, our gross margins will continue to be negatively affected for the foreseeable future.

•The safety and health of our employees is and will remain a key priority, and we will continue to follow robust safety protocols in all of our facilities. To this end, we have arranged for the vaccination of our employees in Thailand in the first quarter of fiscal year 2022.

•Given our $547.9 million in cash, cash equivalents and short-term investments, and our total debt of approximately $39.5 million, as of June 25, 2021, we believe we are in a solid position from a capital and financial resources perspective. We expect that current cash and cash equivalent balances and short-term investments, and cash flows generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months.

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
Demand for optical communications components and modules is influenced by the level and rate of development of optical communications infrastructure and carrier and enterprise network expansion, as well as rapid expansion of data center infrastructures. Carrier demand for optical communications network equipment has increased as a direct result of higher network utilization and increased demand for bandwidth capacity. The increase in network traffic volumes has been driven by increasing demand for voice, data and video services delivered over wired and wireless Internet protocol, or IP, networks. The bandwidth demands for data center access have been largely driven by social media applications and cloud services and continue to increase very rapidly.
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
•industrial laser applications across a growing number of end-markets, particularly in semiconductor processing, biotechnology, metrology and materials processing;
•precision, non-contact and low power requirement sensors, particularly in automotive, medical and industrial end-markets; and
•lower cost products used on both enterprise and consumer levels.
Outsourcing of production by industrial laser and sensor OEMs has historically been limited. We believe industrial laser and sensor OEMs are increasingly recognizing the benefits of outsourcing that OEMs in other industries, such as optical communications, have been able to achieve.
Our Competitive Strengths
We believe we have succeeded in providing differentiated services to the optical communications, industrial lasers, medical, and sensors industries due to our long-term focus on optical and electro-mechanical process technologies, strategic alignment with our customers and commitment to total customer satisfaction. More specifically, our key competitive strengths include:
•Advanced Optical and Electro-Mechanical Manufacturing Technologies: We believe that our optical and electro-mechanical process technologies and capabilities, coupled with our customized optics and glass technologies, provide us with a key competitive advantage. These technologies include:
•advanced optical and precision packaging;
•reliability and environmental testing;
•optical and mechanical material and process analysis;
•precision optical fiber and electro-mechanical assembly;
•complex printed circuit board assembly;
•customized software tools for low-volume, high-mix manufacturing;
•turn-key manufacturing systems;
•fiber metallization and lensing;
•fiber handling and fiber alignment;
•crystal growth and processing;
•precision lapping and polishing;
•precision glass drawing; and
•optical coating.
•Efficient, Flexible and Low-Cost Process Engineering and Manufacturing Platform: We enable our customers to transition their production to an efficient and flexible manufacturing platform that is specialized for the production of optics and similarly complex products and is located in a low-cost geography. We believe our advanced manufacturing technologies, coupled with our broad engineering capabilities, give us the ability to identify opportunities to improve our customers’ manufacturing processes and provide meaningful production cost benefits. We have also developed a series of customized software tools that we believe provide us with a specialized ability to manage the unique aspects of low-volume, high-mix production.
•Customizable Factory-Within-a-Factory Production Environment: We offer our customers exclusive engineering teams and manufacturing space for production. We call this concept of segregating production by customer a “factory-within-a-factory.” We believe our approach maximizes intellectual property protection and provides greater opportunities to reduce cost and improve time to market for our customers’ products.
•Vertical Integration Targeting Customized Optics and Glass: We believe our capabilities in the design and fabrication of high-value customized optics and glass are complementary to our manufacturing services. Specifically, these capabilities enable us to strategically align our business to our customers’ needs by streamlining our customers’ product development process and reducing the number of suppliers in our customers’

manufacturing supply chains. Also, we use these customized optics and glass products in certain of the components, modules and subsystems we manufacture, which enables us to shorten time to market and reduce the cost for our customers. We believe this level of vertical integration positions us to capitalize on further opportunities to cross-sell our design and fabrication capabilities.
•Turn-Key Supply Chain Management: We have created a proprietary set of automated manufacturing resource planning tools designed specifically to address the unique inventory management demands of “low-volume, high-mix” manufacturing. Over the years, we have developed strong relationships with thousands of suppliers and implemented inventory management strategies with many of them, which enables us to obtain inventory on an as-needed basis and provide on-site stocking programs. We believe our deep expertise, relationships and capabilities in supply chain and materials management often allows us to further reduce costs and cycle times for our customers.
Our Growth Strategy
The key elements of our growth strategy are to:
•Strengthen Our Presence in the Optical Communications Market: We believe we are a leader in manufacturing products for the optical communications market. The optical communications market is growing rapidly, driven by the growth in demand for increased network bandwidth and penetration from core to metro networks and data center infrastructures. We believe this trend will continue to increase the demand for the products that we manufacture and the services we provide. We continue to invest resources in advanced manufacturing process and optical packaging technologies to support the manufacture of the next generation of complex optical products.
•Leverage Our Technology and Manufacturing Capabilities to Continue to Diversify Our End-Markets: We intend to use our technological strengths in precision optical and electro-mechanical manufacturing, advanced packaging and process design engineering to continue our diversification into industrial lasers, medical, sensors, and other select markets that require similar capabilities.
•Continue to Extend Our Customized Optics and Glass Vertical Integration: We will continue to extend our vertical integration into customized optics and glass in order to gain greater access to key components used in the complex products we manufacture as well as to continue our diversification into new markets. We believe our customized optics and glass capabilities are highly complementary to our optical and electro-mechanical manufacturing services, and we intend to continue to market these products to our existing manufacturing services customers. In addition, we intend to continue our focus on customized optics and glass through further investment into research and development, as well as through potential acquisitions in what remains a highly fragmented market.
•Evaluate Potential Strategic Alternatives such as Acquisitions and Joint Ventures: We will continue to evaluate opportunities to further expand our manufacturing capabilities and diversify our end-markets through the evaluation of various acquisition and joint venture opportunities around the globe.
•Broaden Our Client Base Geographically: Our manufacturing services are incorporated into products that are distributed in markets worldwide, but we intend to further build out our client base in strategic regions. We intend to focus on expanding our client base in Europe, Asia-Pacific, the Middle East and the United States. We believe these regions have a large and robust optics market, as well as a need for advanced manufacturing services in other growth markets, and would benefit from our precision optical and electromechanical manufacturing services.
•Establish New Product Introduction (“NPI”) Centers to Generate and Transfer New Business to Thailand: We established Fabrinet West, Inc. as an NPI center in the heart of Silicon Valley and Fabrinet Israel as an NPI center in Israel’s “Startup Village.” These NPI centers serve as business development arms with an emphasis on new business generation, helping our customers with design for manufacturability and then transferring those programs to Thailand for volume manufacturing. Equipped with state-of-the-art surface mount and advanced optical packaging technologies and infrastructure, and with close proximity to a large portion of our customer base, these centers help to accelerate customer NPI and provide seamless access and future transfer to the low-cost manufacturing base in Thailand.
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
Customized Glass and Crystal Optics Fabrication
We design and fabricate our own customized glass and crystal optics, which are core components of the higher level assemblies that we manufacture for our customers. Our fabrication facilities are located in Fuzhou, China and Mountain Lakes, New Jersey. Our customized glass and crystal optics products include the following:
•Fiber Optic Ferrules and Alignment Sleeves; Fiber Optic Substrates; Precision Glass Tubing, Precision Capillaries and Rods: These single bore and multi-bore products, in various shapes and dimensions, are used principally in optical communications, medical and industrial applications.
•Laser Optics: Includes crystals (such as YVO4, Nd: YVO4, Cr: YAG, and BBO), optics, high reflectivity mirrors, lenses, prisms and windows used in laser applications.
•Medical Optics: Includes mirrors, lenses, filters, wave plates, windows, and prisms incorporated into various medical equipment products.
•Storage Optics: Includes mirrors, polarizing beam splitters or PBS, and wave plates incorporated into optical storage products.
•Surveying Optics: Includes penta prisms, corner cubes, and T-Windows incorporated into precision surveying products.
•Telecom Optics: Includes lenses (such as spherical,a-spherical,C-lens,and cylindrical), wave plates, mirrors, prisms, filters and YVO4 crystals used for telecommunications applications.
•Telecommunication Subassemblies: Includes fiber pigtails (both single and dual), assemblies and collimators used in many fiber optic components such as isolators, circulators, optical switches and three-port filters.
Technology
Based on our experience with customers and our qualitative assessment of our capabilities, we believe we provide a broader array of process technologies to the optics industry than any other manufacturing services provider. We also continue to invest in customized optics and glass technology including in the areas of crystal growth, crystal and glass processing, optical coating, polishing and lapping, optical assemblies and precision glass drawing. We intend to continue to increase our process engineering capabilities and manufacturing technologies to extend our product portfolio and continue to gain market share in the optics industry. Our internally developed and licensed technologies include the following:
•Advanced Optical Packaging: We have extensive experience in developing manufacturing processes and performing value engineering to improve our customers’ product performance, quality, reliability and manufacturing yields. In many cases, we partner with our customers to develop custom manufacturing solutions for their optics products.
•Reliability Testing: Our reliability laboratory enables us to test the degree to which our results and specifications conform to our customers’ requirements. Through the reliability laboratory, we are able to perform most of the tests required by industry standards, including damp heat, thermal aging, thermal shock, temperature cycling, shock and vibration, accelerated life testing and stress screening. The reliability laboratory is critical to verification of root cause failure analysis.
•Optical and Mechanical Material and Process Analysis: Our in-house material and process laboratory analyzes materials to support incoming inspection, process development, process monitoring, failure analysis and verification of compliance with the applicable environmental standards.
•Precision Optical Fiber and Electro-Mechanical Assembly: We have extensive experience in precision optical and electro-mechanical assemblies in clean room environments, clean room control discipline, cleaning technologies and electro-static discharge (“ESD”) protection.
•Fiber Metallization and Lensing: We use our fiber metallization and fiber lensing capabilities to assist our customers in packaging their products. Many optical component package designs require metallized fiber and some designs also require lensing at the tip of the fiber. We have in-house capabilities that enable us to produce these products at a low cost, with short lead times and high quality.
•Fiber Handling and Fiber Alignment: The technique with which optical fiber is handled can have a significant impact on the functionality and reliability of optics products due to the risk of damage or flaws introduced to the fiber surface or micro-cracks to the core of the fiber, which may impact alignment or signal quality, among other things. We have implemented a number of processes, techniques, and best practices to avoid stressing or otherwise damaging fiber during stripping, cleaving and connectorization. Such techniques are also designed to achieve optimal alignment of fiber in the shortest period of time during these processes.
•Optical Testing: We have the capability to perform parametric and functional tests for a wide variety of optical devices. In many cases, we are also able to help our customers develop their own proprietary software and test fixtures.
•Crystal Growth and Processing: Our crystal growth technology produces non-linear optical crystals and crystals used in laser applications. Our processing capabilities include dicing, grinding, polishing and inspection with high dimension, tolerance and surface quality.
•Precision Glass Drawing: We have developed the specialized capabilities necessary to draw precision structures within tight tolerances using borosilicate, clear fused quartz and synthetic fused silica glass. Using these processes, we produce customized rectangular and circular glass tubes and rods in various configurations and with multiple bores that are accurately drawn in precise locations within the tubing. These tubes can be sliced into thin wafers for use in various applications, such as ultra-filtration of bacteria, micro-organism counting, and identification of organisms and substances. These tubes can also be cut into larger lengths to produce ferrules and sleeves for use in fiber optic communications components.
•Optical Coating: We provide a wide variety of coating from simple single layer anti-reflection coatings to complex multi-layer stacks. The types of coating we provide include anti-reflection, partial reflection and high reflection.
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
Customers, Sales and Marketing
The optical communications market we serve is highly concentrated. Therefore, we expect a significant percentage of our total revenues will continue to come from a small number of customers. During each of fiscal years 2021 and 2020, we had three customers that each contributed 10% or more of our total revenues. During fiscal year 2021, Cisco Systems Inc., Lumentum Operations LLC and Infinera Corporation contributed 13.9%, 13.6% and 11.6%, respectively, of our total revenues. During fiscal year 2020, Lumentum Operations LLC, Acacia Communications, Inc. and Infinera Corporation contributed 19.0%, 10.2% and 10.0%, respectively, of our total revenues.
The production of optical devices is characterized by a lengthy qualification process. In particular, the qualification and field testing of the products that we produce for our customers may take three to six months or longer to complete. Generally, we must qualify our production process with our customers, and the products that we manufacture must also meet the product quality requirements of our customers’ customers. While most of our customers do not purchase our services until they qualify the services and satisfactorily complete factory audits and vendor evaluations, we typically produce a test run of their products to demonstrate that the products we produce will meet their qualification standards in advance of receiving an order. As part of this process, our engineers work closely with the customer’s design and procurement teams. We believe that the rigorous product transfer and qualification processes, and the close relationships that we develop with our customers during those processes, result in greater visibility into product life cycles and longer-term customer engagements.
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
Suppliers of Raw Materials
Our manufacturing operations use a wide variety of optical, semiconductor, mechanical and electronic components, assemblies and raw materials. We generally purchase materials from our suppliers through standard purchase orders, as opposed to long-term supply agreements. We rely on sole-source suppliers for a number of critical materials. Some of these sole-source suppliers are small businesses, which presents risks to us based on their financial health and reliability, which we continually monitor. We have historically experienced supply shortages resulting from various causes, including reduced yields by our suppliers, which have prevented us from manufacturing products for our customers in a timely manner. While we continually undertake programs to strengthen our supply chain, we are experiencing, and expect to experience for the foreseeable future, strain on our supply chain, as well as periodic supplier problems. We have incurred, and expect to incur for the foreseeable future, costs to address these problems.
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
Our overall competitive position depends upon a number of factors, including:
•our manufacturing technologies and capacity;
•the quality of our manufacturing processes and products;
•our supply chain tools and data management systems;
•our ability to safeguard and protect our customers’ intellectual property;
•our engineering and prototyping capabilities;
•our ability to strengthen and broaden our engineering services and know-how to participate in the growth of emerging technologies;
•our ability to deliver on-time;
•our ability to deliver continuous cost improvements; and
•our responsiveness and flexibility.
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
Corporate Structure
Fabrinet was incorporated under the laws of the Cayman Islands in August 1999 and commenced business operations in January 2000. We have fifteen direct and indirect subsidiaries, all of which are wholly-owned. As the parent company, we enter into contracts directly with our customers while some of our subsidiaries in the PRC, the U.S. and the U.K. enter into sales contracts or purchase orders directly with their customers. We have inter-company agreements with certain of our subsidiaries in Thailand, the U.S. and Germany to provide manufacturing services to us, and we have inter-company agreements with certain of our subsidiaries in the U.S. and Singapore to provide certain administrative and business development services to us.
Human Capital Resources
Our workforce is distributed globally over eight countries. As of June 25, 2021, we employed approximately 12,189 full-time employees worldwide, with approximately 11,895 employees located in the Asia-Pacific region, 183 employees located in North America, and 111 employees located in Europe or the Middle East. Of our total workforce, approximately 11,877 employees were involved in manufacturing operations and 312 employees were involved in business development and general and administrative functions. None of our employees are represented by a labor union. We have not experienced any work stoppages, slowdowns, or strikes. We consider our relations with our employees to be positive.
We are committed to promoting diversity and inclusion in the workplace, developing our employees and supporting our employees’ well-being and safety. To ensure diversity within our workforce we advertise job openings and source candidates broadly to attract a diverse candidate pool. We also monitor hiring, termination and pay practices to ensure compliance with established regulations across the world, and we track and report internally on key talent metrics including talent pipeline, employee promotions, employee turnover, and engagement of our employees. We provide employee career guidance and counseling through established employee development and training opportunities.
We have taken a wide variety of measures to protect the health and well-being of our employees, suppliers, and customers during the COVID-19 pandemic. We made substantial modifications to employee travel policies and implemented office closures so non-essential employees could work remotely. At our manufacturing facilities, we implemented mandatory temperature detection at building entrances, rigorous and regular facility and equipment disinfection, and mandatory personal protective equipment protocols, including (1) the wearing of face masks throughout our factories at all times; (2) distributing our employees across shifts to better maintain safe personal distances; (3) isolating incoming parts and materials for a week or more prior to unpacking, or applying extreme heat to kill potential viruses; (4) directing our non-factory personnel to work remotely; and (5) restricting all non-employee visits to our campuses. We also made arrangements for our employees in Thailand to receive COVID-19 vaccines beginning in the first quarter of fiscal year 2022.
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

ITEM 1A.RISK FACTORS
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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During each of fiscal years 2021 and 2020, we had three customers that each contributed 10% or more of our revenues. Such customers together accounted for 39.1% and 39.0% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results
Further, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may be exacerbated by the sudden and continuing global economic downturn and uncertainty due to COVID-19 and subsequent adverse conditions in the credit markets, the impact of the U.S.-China trade dispute, and the impact of Brexit. Certain of our customers have gone out of business, declared bankruptcy, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers.
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
Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. For example, II-VI Incorporated (“II-VI”) entered into an agreement in March 2021 to acquire Coherent, Inc.; Cisco Systems, Inc. completed its acquisition of Acacia Communications Inc. in March 2021; II-VI completed its acquisition of Finisar Corporation in September 2019; and Lumentum Holdings Inc. completed its acquisition of Oclaro, Inc. in December 2018. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers have acquired the capacity to manufacture products in-house.

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
Revenues from optical communications products represented 76.7% and 76.0% of our total revenues for fiscal year 2021 and fiscal year 2020, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
Our quarterly revenues, gross profit margins and operating results have fluctuated significantly and may continue to do so in the future, which may cause the market price of our ordinary shares to decline or be volatile.
Our quarterly revenues, gross profit margins, and operating results have fluctuated significantly and may continue to fluctuate significantly in the future. For example, any of the risks described in this “Risk Factors” section and, in particular, the following factors, could cause our revenues, gross profit margins, and operating results to fluctuate from period to period:
•any reduction in customer demand or our ability to fulfill customer orders as a result of disruptions in our supply chain caused by COVID-19;
•our ability to acquire new customers and retain our existing customers;
•the cyclicality of the optical communications, industrial lasers, medical and sensors markets;
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
Some of our customers and suppliers have in the past and may in the future experience financial difficulty, particularly in light of the sudden and continuing global economic downturn and uncertainty due to the COVID-19 pandemic and subsequent adverse conditions in the credit markets that have affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. If our suppliers experience financial difficulty, we could have trouble sourcing materials necessary to fulfill production requirements and meet scheduled shipments. Any such financial difficulty could adversely affect our operating results and financial condition by resulting in a reduction in our revenues, a charge for inventory write-offs, a provision for doubtful accounts, and larger working capital requirements due to increased days in inventory and days in accounts receivable.
We purchase some of the critical materials used in certain of our products from a single source or a limited number of suppliers. Supply shortages have in the past, and could in the future, impair the quality, reduce the availability or increase the cost of materials, which could harm our revenues, profitability and customer relations.
We rely on a single source or a limited number of suppliers for critical materials used in a significant number of the products we manufacture. We generally purchase these single or limited source materials through standard purchase orders and do not maintain long-term supply agreements with our suppliers. We generally use a rolling 12-month forecast based on anticipated product orders, customer forecasts, product order history, backlog, and warranty and service demand to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields, and the availability of raw materials used to produce the parts or components. Historically, we have experienced supply shortages resulting from various causes, including reduced yields by our suppliers, which prevented us from manufacturing products for our customers in a timely manner. More recently, for the six months ended June 26, 2020, we experienced significant fluctuations in the availability of certain materials due to COVID-19, which had an adverse impact on our revenue and costs. Currently, we are experiencing various levels of semiconductor impact due to a significant global shortage. The semiconductor supply chain is complex, and a constrained wafer capacity is occurring deep in the chain. During the COVID-19 pandemic, there has been a surging demand for consumer electronics, which in turn has increased the demand for semiconductors. At the same time, wafer foundries that support chipmakers have not invested enough in recent years to increase capacities to the levels needed to support current demand from all of their customers. Wafers have a long lead time for production, in some cases up to 30 weeks, which further exacerbates the shortage. A shortage of semiconductors or other key components can cause a significant disruption to our production schedule and have a substantial adverse effect on our business, financial condition and operating results.

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

We may not be able to pursue many large customer orders or sustain our historical growth rates if we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products. If our customers do not believe that we have sufficient manufacturing capacity, they may: (1) outsource all of their production to another source that they believe can fulfill all of their production requirements; (2) look to a second source for the manufacture of additional quantities of the products that we currently manufacture for them; (3) manufacture the products themselves; or
(4) decide against using our services for their new products.

Most recently, we expanded our manufacturing capacity by building a new facility in Chonburi, Thailand in March 2017, and we began construction of a new building at our Chonburi campus in January 2021. We may continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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

We manufacture products to our customers’ specifications, and our manufacturing processes and facilities must comply with applicable statutory and regulatory requirements. In addition, our customers’ products and the manufacturing processes that we use to produce them are often complex. As a result, products that we manufacture may at times contain manufacturing or design defects, and our manufacturing processes may be subject to errors or fail to comply with applicable statutory or regulatory requirements. Additionally, not all defects are immediately detectable. The testing procedures of our customers are generally limited to the evaluation of the products that we manufacture under likely and foreseeable failure scenarios. For various reasons (including, among others, the occurrence of performance problems that are unforeseeable at the time of testing or that are detected only when products are fully deployed and operated under peak stress conditions), these products may fail to perform as expected after their initial acceptance by a customer.

We generally provide a warranty of between one to five years on the products that we manufacture for our customers.
This warranty typically guarantees that products will conform to our customers’ specifications and be free from defects in workmanship. Defects in the products we manufacture, whether caused by a design, engineering, manufacturing or component failure or by deficiencies in our manufacturing processes, and whether such defects are discovered during or after the warranty period, could result in product or component failures, which may damage our business reputation, whether or not we are indemnified for such failures. We could also incur significant costs to repair or replace defective products under warranty, particularly when such failures occur in installed systems. In some instances, we may also be required to incur costs to repair or replace defective products outside of the warranty period in the event that a recurring defect is discovered in a certain percentage of a customer’s products delivered over an agreed upon period of time. We have experienced product or component failures in the past and remain exposed to such failures, as the products that we manufacture are widely deployed throughout the world in multiple environments and applications. Further, due to the difficulty in determining whether a given defect resulted from our customer’s design of the product or our manufacturing process, we may be exposed to product liability or product warranty claims arising from defects that are not attributable to our manufacturing process. In addition, if the number or type of defects exceeds certain percentage limitations contained in our contractual arrangements, we may be required to conduct extensive failure analysis, re-qualify for production or cease production of the specified products.

Product liability claims may include liability for personal injury or property damage. Product warranty claims may include liability for a recall, repair or replacement of a product or component. Although liability for these claims is generally assigned to our customers in our contracts, even where they have assumed liability our customers may not, or may not have the resources to, satisfy claims for costs or liabilities arising from a defective product. Additionally, under one of our contracts, in the event the products we manufacture do not meet the end-customer’s testing requirements or otherwise fail, we may be required to pay penalties to our customer, including a fee during the time period that the customer or end-customer’s production line is not operational as a result of the failure of the products that we manufacture, all of which could harm our business, operating results and customer relations. If we engineer or manufacture a product that is found to cause any personal injury or property damage or is otherwise found to be defective, we could incur significant costs to resolve the claim. While we maintain insurance for certain product liability claims, we do not maintain insurance for any recalls and, therefore, would be required to pay any associated costs that are determined to be our responsibility. A successful product liability or product warranty claim in excess of our insurance coverage or any material claim for which insurance coverage is denied, limited, is not available or has not been obtained could harm our business, financial condition and operating results.
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
The vast majority of our operations, including manufacturing and customer support, are located primarily in the Asia- Pacific region. The distances between Thailand, the PRC and our customers and suppliers globally create a number of logistical and communications challenges for us, including managing operations across multiple time zones, directing the manufacture and delivery of products across significant distances, coordinating the procurement of raw materials and their delivery to multiple locations and coordinating the activities and decisions of our management team, the members of which are based in different countries.
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 52.8%, 49.4% and 52.3% of our revenues for fiscal year 2021, fiscal year 2020 and fiscal year 2019, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
In August 2019, the U.S. imposed tariffs on a wide range of products and goods manufactured in the PRC that are directly or indirectly imported into the U.S. Although the U.S. announced on January 15, 2020 the reduction of certain tariffs on Chinese imported goods and delayed the implementation of certain other related tariffs, we have no assurance that the U.S. will not continue to increase or impose tariffs on imports from the PRC or alter trade agreements and terms between the PRC and the U.S., which may include limiting trade with the PRC. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost of materials we use to manufacture certain products, which could result in lower margins. The tariffs could also result in disruptions to our supply chain, as suppliers struggle to fill orders from companies trying to purchase goods in bulk ahead of announced tariffs taking effect. The institution of trade tariffs both globally and between the U.S. and the PRC specifically could also cause a decrease in the sales of our customers’ products to end-users located in the PRC, which could directly impact our revenues in the form of reduced orders. If existing tariffs are raised further, or if new tariffs are imposed on additional categories of components used in our manufacturing activities, and if we are unable to pass the costs of such tariffs on to our customers, our operating results would be harmed.

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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. In the past we have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of June 25, 2021, the U.S. dollar had appreciated approximately 3.4% against the Thai baht since June 28, 2019. Furthermore, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.

Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of June 25, 2021, the U.S. dollar had depreciated approximately 6.1% against the RMB since June 28, 2019. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of June 25, 2021, the U.S. dollar had depreciated approximately 9.0% against the GBP since June 28, 2019. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
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
Thailand has a history of political unrest that includes the involvement of the military as an active participant in the ruling government. In recent years, political unrest in the country has sparked political demonstrations and, in some instances, violence. In March 2019, Thailand held its first general election since a Thai military coup in May 2014. In June 2019, General Prayut Chan-o-cha was elected as Prime Minister, and in July 2019, the new Prime Minister’s nominees for cabinet ministers were appointed. In 2020 and 2021, there were several rounds of protest for political reform. Any future political instability in Thailand could prevent shipments from entering or leaving the country, disrupt our ability to manufacture products in Thailand, and force us to transfer our operations to more stable, and potentially more costly, regions, which would harm our business, financial condition and operating results.
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

In some countries in which we mainly operate, including the PRC, the U.S. and Thailand, outbreaks of infectious diseases such as COVID-19, H1N1 influenza virus, severe acute respiratory syndrome (“SARS”) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. For example, our facility in Fuzhou, the PRC, which manufactures custom optics components, was not permitted to resume operations after the Chinese Lunar New Year holiday until February 10, 2020, due to the spread of COVID-19 in the PRC, which negatively affected our revenues for the three months ended March 27, 2020. In addition, we and some of our suppliers and customers in the PRC experienced labor shortages during the three months ended March 27, 2020, due to travel restrictions imposed by the Chinese government. During the three months ended June 25, 2021, several countries where we have manufacturing facilities, including Thailand, the PRC, the U.S. and the U.K., experienced a surge in the number of COVID-19 cases. In Thailand, we have recently experienced an increase in the number of employees who have tested positive for COVID-19. We have responded by taking additional actions based on recommendations from local authorities. These actions include leave of absence for affected employees and their close contacts, stringent contact tracing, enhanced safe distancing measures, and arrangements for the vaccination of our employees in Thailand. Although we did not experience any significant disruptions in our operations or decrease in customer demand during the three months ended June 25, 2021, any worsening of the pandemic may result in more stringent measures being implemented by the local authorities, such as shutting down of our manufacturing facilities, which will have a significant negative impact on our operations.

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

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our credit facility agreement. In 2017, the U.K.’s Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. On March 5, 2021, the FCA announced the dates on which the panel bank submissions for all LIBOR settings will cease, after which representative LIBOR rates will no longer be available. The FCA confirmed that all LIBOR settings will cease to be provided by any administrator or no longer be representative as follows: immediately after December 31, 2021, in the case of all GBP, EUR, CHF and JPY settings, and the 1-week and 2-month USD settings; and immediately after June 30, 2023, in the case of the remaining USD settings.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. The International Swaps and Derivatives Association (ISDA) issued a statement on March 5, 2021, in response to the announcement by the FCA on the future cessation and loss of representativeness of LIBOR benchmarks. ISDA confirmed that the FCA’s announcement constitutes an index cessation event under IBOR Fallbacks and Supplements and the ISDA 2020 Fallbacks Protocol for all 35 LIBOR settings. As a result, the fallback spread adjustments were fixed as of the date of the announcement.

The fallbacks will automatically occur for outstanding derivatives contracts that incorporate the IBOR Fallbacks Supplement or are subject to the ISDA 2020 Fallbacks Protocol on the dates immediately after: December 31, 2021, for outstanding derivatives referenced to all EUR, GBP, CHF and JPY LIBOR settings; and June 30, 2023, for outstanding derivatives referenced to all USD LIBOR settings.

We have adhered to the ISDA 2020 IBOR Fallbacks Protocol since January 2021 for outstanding interest rate swap agreements which we have with banks which its interest rates are referred to 1-month USD LIBOR and 3-month USD LIBOR; therefore, the fallbacks will automatically occur on June 30, 2023 as described above.

The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out. In addition, the transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that currently rely on LIBOR. The transition may also result in reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. Any such effects of the transition away from LIBOR, as well as other unforeseen effects, may result in expenses, difficulties, complications or delays in connection with future financing efforts, which could have a material adverse impact on our business, financial condition and operating results.
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

Due to the unprecedented and rapidly changing social and global economic impacts associated with COVID-19, we are unable to predict or estimate the ultimate impact on our business or business prospects. The ultimate significance of COVID-19 on our business will depend on, among other things: the extent and duration of the pandemic, the severity of the disease and the number of people infected with the virus; the effects on the global economy of the pandemic and of the measures taken by governmental authorities and other third parties restricting day-to-day life and the length of time that such measures remain in place; and governmental programs implemented to assist businesses impacted by the pandemic. At this time, we cannot estimate the short- or long-term impacts of COVID-19 on our business, financial condition and operating results.

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

We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of June 25, 2021 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 25, 2021, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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

We are subject to income and other taxes in Thailand, the PRC, the U.K. and the U.S. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including: the results of tax audits and examinations; income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates; changes in income tax rates; changes in the valuation of deferred tax assets and liabilities; failure to meet obligations with respect to tax exemptions; and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of June 25, 2021, our U.S. federal and state tax returns remain open to examination for the tax years 2016 through 2019. In addition, tax returns that remain open to examination in Thailand, the PRC and the U.K. range from the tax years 2015 through 2020. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability. For example, in connection with the conclusion of the audit of our U.S. federal and state tax returns for the tax years 2016 and 2017, we incurred additional taxes, interest and penalties.

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

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we are able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of June 25, 2021, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

Given the nature and complexity of our business and the fact that some members of our management team are located in Thailand while others are located in the U.S., control deficiencies may periodically occur. For example, following an internal investigation by the audit committee of our board of directors in September 2014 concerning various accounting cut-off issues, we identified certain significant deficiencies in our internal control over financial reporting, which have been remediated. While we have ongoing measures and procedures to prevent and remedy control deficiencies, if they occur there can be no assurance that we will be successful or that we will be able to prevent material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Moreover, if we identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses in future periods, the market price of our ordinary shares could decline and we could be subject to potential delisting by the NYSE and review by the NYSE, the SEC, or other regulatory authorities, which would require us to expend additional financial and management resources. As a result, our shareholders could lose confidence in our financial reporting, which would harm our business and the market price of our ordinary shares.
If we are unable to meet regulatory quality standards applicable to our manufacturing and quality processes for the products we manufacture, our business, financial condition and operating results could be harmed.

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

Our revenues, expenses and results of operations have fluctuated in the past and are likely to do so in the future from quarter-to-quarter and year-to-year due to the risk factors described in this section and elsewhere in this Annual Report on Form 10-K. In addition to market and industry factors, the price and trading volume of our ordinary shares may fluctuate in response to a number of events and factors relating to us, our competitors, our customers and the markets we serve, many of which are beyond our control. Factors such as variations in our total revenues, earnings and cash flow, announcements of new investments or acquisitions, changes in our pricing practices or those of our competitors, commencement or outcome of litigation, sales of ordinary shares by us or our principal shareholders, fluctuations in market prices for our services and general market conditions could cause the market price of our ordinary shares to change substantially. Any of these factors may result in large and sudden changes in the volume and price at which our ordinary shares trade. Volatility and weakness in our share price could mean that investors may not be able to sell their shares at or above the prices they paid and could impair our ability in the future to offer our ordinary shares or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.

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
ITEM 1B.UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2.PROPERTIES.
Our principal registered office is located at c/o Intertrust Corporate Services (Cayman) Limited, 190 Elgin Avenue, George Town, Grand Cayman, KYI-9005, Cayman Islands. We have facilities located in Thailand, the PRC, the U.S., the U.K., Israel and the Cayman Islands that are used for manufacturing and/or general administration purposes. The following table presents the approximate square footage of our principal facilities as of June 25, 2021:

Location	Owned/Leased	Approximate Square Footage

Pinehurst Campus, Bangkok, Thailand	Owned	1,075,000 square feet
Hemaraj Campus, Chonburi, Thailand	Owned	553,000 square feet
Fuzhou, Fujian, PRC	Leased(1)	300,000 square feet
Santa Clara, California, United States	Owned	72,000 square feet
Wiltshire, United Kingdom	Leased(2)	71,000 square feet
Mountain Lakes, New Jersey, United States	Leased(3)	28,000 square feet
Yokneam Illit, Israel	Leased(4)	27,000 square feet
Grand Cayman, Cayman Islands	Leased(5)	5,100 square feet
(1)Leased until September 30, 2023.
(2)Leased until August 2, 2023.
(3)Leased until June 1, 2025.
(4)Leased until October 5, 2024.
(5)Leased until April 14, 2024.

ITEM 3.LEGAL PROCEEDINGS.
From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. There currently are no material claims or actions pending or threatened against us.
ITEM 4.MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our ordinary shares are listed on the New York Stock Exchange under the symbol “FN”.
Holders of Record
As of August 6, 2021, there were 5 shareholders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for more information regarding securities authorized for issuance.
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended June 25, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
March 26, 2021 – April 23, 2021	—	$—	—	$91,689,325
April 24, 2021 – May 21, 2021	68,158	$81.17	5,532,264	$86,157,061
May 22, 2021 – June 25, 2021	54,425	$91.79	4,995,497	$81,161,564
Total	122,583		10,527,761

(1) On August 18, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. In February 2018, May 2019 and August 2020, we announced that our board of directors approved increases of $30.0 million, $50.0 million and $58.5 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $168.5 million. On November 4, 2020, we entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 to effect repurchases under our share repurchase program. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. During the year ended June 25, 2021, 239,486 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $78.66, for an aggregate purchase price of $18.8 million. As of June 25, 2021, we had a remaining authorization to repurchase up to an additional $81.2 million worth of our ordinary shares.
Equity Compensation Plan Information
The equity compensation plan information required by this item, which includes a summary of the number of outstanding equity awards granted to employees and directors as well as the number of securities remaining available for future issuance under our equity compensation plans as of June 25, 2021, is incorporated by reference to our Proxy Statement for our 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 25, 2021.
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
The graph assumes that $100 was invested in Fabrinet’s ordinary shares and in each of the indices discussed above on June 24, 2016, and that all dividends were reinvested. Historic stock performance is not necessarily indicative of future stock price performance.

500.00
400.00
300.00
200.00
100.00
0.00
6/24/2016
9/30/2016
12/30/2016
3/31/2017
6/30/2017
9/29/2017
12/29/2017
3/30/2018
6/29/2018
9/28/2018
12/31/2018
3/29/2019
6/28/2019
9/27/2019
12/27/2019
3/27/2020
6/26/2020
9/25/2020
12/25/2020
3/26/2021
6/25/2021
Fabrinet
Nasdaq Composite
Nasdaq Communication

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
•our expectation that the portion of our future revenues attributable to customers in regions outside of North America will decrease compared with the portion of those revenues for fiscal year 2021;
•our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;
•our expectation that our fiscal year 2022 selling, general and administrative (“SG&A”) expenses will increase compared to our fiscal year 2021 SG&A expenses;
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
Overview
For an overview of our business, see PART I – ITEM 1. BUSINESS.

Fiscal Years
We utilize a 52-53 week fiscal year ending on the Friday in June closest to June 30. Fiscal year 2021 ended on June 25, 2021 and consisted of 52 weeks. Fiscal year 2020 ended on June 26, 2020 and consisted of 52 weeks. Fiscal year 2019 ended on June 28, 2019 and consisted of 52 weeks.

Recent Developments Related to COVID-19
For a discussion of the effects of COVID-19 on our business, see “Recent Developments Related to COVID-19” in PART I – ITEM 1. BUSINESS.
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
Revenues, by percentage, from individual customers representing 10% or more of our total revenues is set forth in Note 22 of our audited consolidated financial statements. Because we depend upon a small number of customers for a significant percentage of our total revenues, a reduction in orders from, a loss of, or any other adverse actions by, any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price. Moreover, our customer concentration increases the concentration of our accounts receivable and payment default by any of our key customers will negatively impact our exposure. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may be exacerbated by the continued uncertainty in the global economies. Certain customers have gone out of business or have been acquired or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers. Therefore, any financial difficulties that our key customers experience could materially and adversely affect our operating results and financial condition by generating charges for inventory write-offs, provisions for doubtful accounts, and increases in working capital requirements due to increased days inventory and in accounts receivable.
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
COVID-19 has also created dynamics in the semiconductor component supply chain that have led to shortages of the types of components needed in the products we manufacture for our customers. If we or our customers are unable to procure needed semiconductor components, our ability to manufacture products for our customers will be impacted, which may reduce our revenue as we experienced during the fourth quarter of fiscal year 2021. The impact of semiconductor component shortages may increase in the near term as supplier and customer buffer inventories and safety stocks are exhausted.
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
The percentage of our revenues generated from a bill-to-location outside of North America increased from 49.4% in fiscal year 2020 to 52.8% in fiscal year 2021, which was partially due to an increase in sales to our customers in Asia-Pacific by 1.9%. Based on the short- and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside of North America will decrease as compared with the portion of revenues attributable to such customers during fiscal year 2021.
The following table presents percentages of total revenues by geographic regions:

	Years Ended
	June 25, 2021	June 26, 2020	June 28, 2019
North America	47.2%	50.6%	47.7%
Asia-Pacific	35.6	33.7	38.4
Europe	17.2	15.7	13.9
	100.0%	100.0%	100.0%
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
During fiscal years 2021, 2020 and 2019, discretionary merit-based bonus awards were made to our non-executive employees. Charges included in cost of revenues for bonus awards to non-executive employees were $4.7 million, $4.6 million and $3.9 million for fiscal years 2021, 2020 and 2019, respectively.

Share-based compensation expense included in cost of revenues was $6.2 million, $6.1 million and $5.7 million for fiscal years 2021, 2020 and 2019, respectively.
We expect to incur incremental costs of revenue as a result of our planned expansion into new geographic markets, though we are not able to determine the amount of these incremental expenses.
In addition, we expect our cost of revenue to increase in the first quarter of fiscal 2022 in response to the recent surge in COVID-19 cases, particularly in our Thailand operations. We have implemented additional safeguards beyond what we have been doing for the past 18 months in order to protect our employees. For example, we have increased testing of our employees and have sent employees home – with pay – if they test positive for COVID-19. In addition, we have been granted permission by the Thai government to vaccinate our employees and have been carrying out this initiative since July 2021 at our expense.
Selling, General and Administrative Expenses
Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2022, we expect our SG&A expenses will increase compared with our fiscal year 2021 SG&A expenses.
The compensation committee of our board of directors approved a fiscal year 2021 executive incentive plan with quantitative objectives based solely on achieving certain revenue targets and non-U.S. GAAP operating margin targets for fiscal year 2021. Bonuses under the fiscal year 2021 executive incentive plan are payable after the end of fiscal year 2021. In fiscal year 2020, the compensation committee approved a fiscal year 2020 executive incentive plan with quantitative objectives that were based solely on achieving certain revenue targets and non-U.S. GAAP operating margin targets for fiscal year 2020. In the three months ended September 29, 2020, the compensation committee awarded bonuses to our executive employees for Company achievements of performance under our fiscal year 2020 executive incentive plan. Discretionary merit-based bonus awards are also available to our non-executive employees and payable on a quarterly basis.
Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $4.2 million, $4.1 million and $3.7 million for fiscal years 2021, 2020 and 2019, respectively.
Share-based compensation expense included in SG&A expenses was $19.3 million, $16.1 million and $11.5 million for fiscal years 2021, 2020 and 2019, respectively.
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
In order to manage the risks arising from fluctuations in foreign currency exchange rates, we use derivative instruments. We may enter into foreign currency exchange forward or put option contracts to manage foreign currency exposures associated with certain assets and liabilities and other forecasted foreign currency transactions and may designate these instruments as hedging instruments. The forward and put option contracts generally have maturities of up to 12 months. All foreign currency exchange contracts are recognized in the consolidated balance sheets at fair value. Gains or losses on our forward and put option contracts generally present gross amount in the assets, liabilities, and transactions economically hedged.
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of June 25, 2021			As of June 26, 2020
(amount in thousands, except percentages)	Foreign Currency	$	%	Foreign Currency	$	%
Assets
Thai baht	1,472,249	$46,312	67.5	667,955	$21,617	41.8
RMB	98,056	15,145	22.1	158,060	22,402	43.3
GBP	5,111	7,119	10.4	6,220	7,726	14.9
Total		$68,576	100.0		$51,745	100.0
Liabilities
Thai baht	2,250,514	$70,793	87.7	2,102,392	$68,039	89.5
RMB	40,112	6,195	7.7	42,586	6,036	8.0
GBP	2,656	3,699	4.6	1,545	1,919	2.5
Total		$80,687	100.0		$75,994	100.0
The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 25, 2021, there was $130.0 million in foreign currency forward contracts outstanding on the Thai baht payables. As of June 26, 2020, there was $125.0 million in foreign currency forward contracts and $1.0 million in foreign currency option contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of June 25, 2021 and June 26, 2020, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash and trade accounts receivable. The GBP liabilities represent trade accounts payable and other payables. As of June 25, 2021 and June 26, 2020, we did not have any derivative contracts denominated in GBP.
For fiscal years 2021 and 2020, we recorded an unrealized loss of $1.5 million and $1.2 million, respectively, related to derivatives that are not designated as hedging instruments in the consolidated statements of operations and comprehensive income.
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
Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption on income generated from projects to manufacture certain products at our Chonburi campus is currently available to us through June 2026. Similar preferential tax treatment was available to us through June 2020 with respect to products manufactured at our Pinehurst campus Building 6. After June 2020, 50% of our income generated from products manufactured at our Pinehurst campus will be exempted from tax through June 2025. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. Currently, the corporate income tax rate for our Thai subsidiary is 20%.
The Tax Cuts and Jobs Act was enacted on December 22, 2017 and provided for significant changes to U.S. tax law, including a reduction in the U.S. corporate income tax rate to 21%, which is the current rate for our U.S. subsidiaries.
The corporate income tax rates for our subsidiaries in the PRC, the U.K. and Israel are 25%, 19% and 23%, respectively.
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
We recognize revenue net of rebates and other similar allowances. Revenues are recognized only if these estimates can be reasonably and reliably determined. We estimate expected rebates and other similar allowances based on historical results taking into consideration the type of customer, the type of transaction and the specifics of each arrangement. We consider such estimated rebates and other similar allowances as variable consideration when allocating the transaction price to the extent it is probable that there will not be a significant reversal of cumulative revenue recognized. The estimate is primarily based on the most likely level of consideration to be paid to the customer under the specific terms of each arrangement.

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
Inventory Valuation
Our inventory is stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments, and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand on a quarterly basis and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or the financial positions of our customers or changes in economic conditions may require additional provisions for inventory due to our customers’ inability to fulfill their contractual obligations. During fiscal year 2021 and fiscal year 2020, a change of 10% for excess and obsolete materials, based on product demand and production requirements from our customers, would have affected our net income by approximately $0.1 million and $0.2 million, respectively.
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

As of the end of fiscal year 2019, we had assessed and set up a partial valuation allowance for the deferred tax assets at the same level as in fiscal year 2018. However, in fiscal year 2020, one of our subsidiaries in the U.S. generated net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future; therefore, management believed it was more likely than not that all of the deferred tax assets of such subsidiary would not be utilized. Thus, a full valuation allowance of $2.1 million for the deferred tax assets was set up as of the end of fiscal year 2020.

During fiscal year 2021, our subsidiaries in the U.S. generated taxable income sufficient for the utilization of loss carryforwards due to better operating performance and effective control of operating expenses and management determined that it was more likely than not that future taxable income would be sufficient to allow utilization of the deferred tax assets. Thus, a full valuation allowance of $1.5 million for the deferred tax assets was released as of June 25, 2021.

During fiscal year 2021, our subsidiaries in the U.K. also generated net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future. Therefore, management believed it was more likely than not that all of the deferred tax assets of such subsidiary would not be utilized. Thus, a full valuation allowance of $2.1 million for the deferred tax assets was set up as of June 25, 2021.

Results of Operations
The following table sets forth a summary of our consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	Years Ended
(amount in thousands)	June 25, 2021	June 26, 2020	June 28, 2019
Revenues	$1,879,350	$1,641,836	$1,584,335
Cost of revenues	(1,657,987)	(1,455,731)	(1,405,111)
Gross profit	221,363	186,105	179,224
Selling, general and administrative expenses	(70,567)	(68,374)	(55,067)
Expenses related to reduction in workforce	(43)	(329)	(1,516)
Operating income	150,753	117,402	122,641
Interest income	3,783	7,592	6,699
Interest expense	(1,100)	(3,044)	(5,381)
Foreign exchange gain (loss), net	508	(3,797)	1,406
Other income (expense), net	(3,460)	1,089	868
Income before income taxes	150,484	119,242	126,233
Income tax expense	(2,143)	(5,763)	(5,278)
Net income	148,341	113,479	120,955
Other comprehensive income (loss), net of tax	(5,119)	1,239	(1,129)
Net comprehensive income	$143,222	$114,718	$119,826

The following table sets forth a summary of our consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Years Ended
	June 25, 2021	June 26, 2020	June 28, 2019
Revenues	100.0%	100.0%	100.0%
Cost of revenues	(88.2)	(88.7)	(88.7)
Gross profit	11.8	11.3	11.3
Selling, general and administrative expenses	(3.8)	(4.2)	(3.5)
Expenses related to reduction in workforce	0.0	0.0	(0.1)
Operating income	8.0	7.1	7.7
Interest income	0.2	0.5	0.4
Interest expense	0.0	(0.2)	(0.3)
Foreign exchange gain (loss), net	0.0	(0.2)	0.1
Other income (expense), net	(0.2)	0.1	0.0
Income before income taxes	8.0	7.3	7.9
Income tax expense	(0.1)	(0.4)	(0.3)
Net income	7.9	6.9	7.6
Other comprehensive income (loss), net of tax	(0.3)	0.1	0.0
Net comprehensive income	7.6%	7.0%	7.6%

The following table sets forth our revenues by end market for the periods indicated.

	Years Ended
(amount in thousands)	June 25, 2021	June 26, 2020	June 28, 2019
Optical communications	$1,441,338	$1,248,174	$1,184,936
Lasers, sensors, and other	438,012	393,662	399,399
Total	$1,879,350	$1,641,836	$1,584,335
We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.
Comparison of Fiscal Year 2021 with Fiscal Year 2020
Total revenues. Our total revenues increased by $237.5 million, or 14.5%, to $1.88 billion for fiscal year 2021, compared with $1.64 billion for fiscal year 2020. This increase was primarily due to an increase in customers’ demand for optical communications manufacturing services, particularly telecom manufacturing services, for fiscal year 2021. Revenues from optical communications products represented 76.7% of our total revenues for fiscal year 2021, compared with 76.0% for fiscal year 2020.
Cost of revenues. Our cost of revenues increased by $202.3 million, or 13.9%, to $1.66 billion, or 88.2% of total revenues, for fiscal year 2021, compared with $1.46 billion, or 88.7% of total revenues, for fiscal year 2020. The increase in cost of revenues was primarily due to a proportional increase in sales volume.
Gross profit. Our gross profit increased by $35.3 million, or 18.9%, to $221.4 million, or 11.8% of total revenues, for fiscal year 2021, compared with $186.1 million, or 11.3% of total revenues, for fiscal year 2020.
SG&A expenses. Our SG&A expenses increased by $2.2 million, or 3.2%, to $70.6 million, or 3.8% of total revenues, for fiscal year 2021, compared with $68.4 million, or 4.2% of total revenues, for fiscal year 2020. Our SG&A expenses increased during fiscal year 2021, compared with fiscal year 2020, mainly due to (1) an increase in share-based compensation expenses of $3.2 million from an increase in awards of performance share units and restricted share units; (2) an increase in new business start-up costs related to our subsidiary in Israel of $1.4 million; and (3) an increase in severance liabilities expense of $0.9 million related to a senior management retirement; offset by a goodwill impairment loss related to our subsidiary in the U.K. of $3.5 million in fiscal year 2020.
Operating income. Our operating income increased by $33.4 million to $150.8 million, or 8.0% of total revenues, for fiscal year 2021, compared with $117.4 million, or 7.1% of total revenues, for fiscal year 2020.
Interest income. Our interest income decreased by $3.8 million to $3.8 million for fiscal year 2021, compared with $7.6 million for fiscal year 2020. The decrease was primarily due to a lower weighted average interest rate in fiscal year 2021 compared with fiscal year 2020.
Interest expense. Our interest expense decreased by $1.9 million to $1.1 million for fiscal year 2021, compared with $3.0 million for fiscal year 2020. The decrease was primarily due to lower unrealized loss from mark-to-market of interest rate swaps recognized to earnings for fiscal year 2021, due to the implementation of cash flow hedge accounting on the interest rate swaps on September 27, 2019 and lower interest expense from loan repayment in fiscal year 2021.
Foreign exchange gain (loss), net. We recorded foreign exchange gain, net of $0.5 million for fiscal year 2021, compared with foreign exchange loss, net of $3.8 million for fiscal year 2020. The increase in foreign exchange gain was mainly due to an unrealized foreign exchange gain from revaluation of outstanding Thai baht assets and liabilities of $2.0 million, foreign exchange gain from subsidiaries in the PRC and the U.K., totaling $1.7 million, and realized foreign exchange gain from payment/receipt of $0.5 million in fiscal year 2021, as compared to an unrealized foreign exchange loss from mark-to-market of forward contracts of $1.2 million and realized foreign exchange loss from payment/receipt of $1.6 million in fiscal year 2020
Income before income taxes. We recorded income before income taxes of $150.5 million for fiscal year 2021, compared with $119.2 million for fiscal year 2020.

Income tax expense. Our provision for income tax reflects an effective tax rate of 1.4% and 4.8% for fiscal year 2021 and fiscal year 2020, respectively. The decrease was primarily due to higher income not subject to tax in fiscal year 2021, as compared to fiscal year 2020.
Net income. We recorded net income of $148.3 million, or 7.9% of total revenues, for fiscal year 2021, compared with net income of $113.5 million, or 6.9% of total revenues, for fiscal year 2020.
Other comprehensive income (loss). We recorded other comprehensive loss of $5.1 million, or 0.3% for fiscal year 2021, compared with other comprehensive income of $1.2 million, or 0.1% for fiscal year 2020. The decrease in other comprehensive income was mainly due to (1) unrealized loss from mark-to-market of forward contracts and interest rate swap agreement of $5.1 million for fiscal year 2021, as compared to unrealized gain from mark-to-market of forward contracts and interest rate swap agreement of $0.6 million for fiscal year 2020, and (2) unrealized loss from mark-to-market of available-for-sale debt securities of $1.2 million for fiscal year 2021, as compared to unrealized gain from mark-to-market of available-for-sale debt securities of $0.5 million for fiscal year 2020.
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
Cost of revenues. Our cost of revenues increased by $50.6 million, or 3.6%, to $1.46 billion, or 88.7% of total revenues, for fiscal year 2020, compared with $1.41 billion, or 88.7% of total revenues, for fiscal year 2019. The increase in cost of revenues was primarily due to a proportional increase in sales volume.
Gross profit. Our gross profit increased by $6.9 million, or 3.8%, to $186.1 million, or 11.3% of total revenues, for fiscal year 2020, compared with $179.2 million, or 11.3% of total revenues, for fiscal year 2019.
SG&A expenses. Our SG&A expenses increased by $13.3 million, or 24.2%, to $68.4 million, or 4.2% of total revenues, for fiscal year 2020, compared with $55.1 million, or 3.5% of total revenues, for fiscal year 2019. Our SG&A expenses increased during fiscal year 2020, compared with fiscal year 2019, mainly due to by (1) an increase in share-based compensation expenses of $4.6 million, including $3.2 million from an increase in awards of performance share units and $1.4 million from an increase in awards of restricted share units; (2) a goodwill impairment loss related to our UK subsidiary of $3.5 million; (3) an increase in new business start-up costs incurred by our Israel and Thailand subsidiaries of $1.5 million; (4) an increase in severance liabilities expense of $0.9 million due to a change in labor protection law in Thailand in May 2019 that increased the required severance payment compensation for employees with 20 years of service from 300 days of wage to 400 days of wage; and (5) an increase in executive and management expenses of $0.4 million from bonuses and other benefits.
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
Income tax expense. Our provision for income tax reflects an effective tax rate of 4.8% and 4.2% for fiscal year 2020 and fiscal year 2019, respectively. The increase was primarily due to the fact that we had higher income subject to tax in fiscal year 2020, as compared to fiscal year 2019.
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

Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operating activities. As of June 25, 2021 and June 26, 2020, we had cash, cash equivalents, and short-term investments of $547.9 million and $488.1 million, respectively, and outstanding debt of $39.5 million and $51.7 million, respectively.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents for fiscal year 2021, fiscal year 2020 and fiscal year 2019 was 0.7%, 1.8% and 1.9%, respectively.
Our cash investments are made in accordance with an investment policy approved by the audit committee of our board of directors. In general, our investment policy requires that securities purchased be rated A1, P-1, F1 or better. No security may have an effective maturity that exceeds three years. Our investments in fixed income securities are primarily classified as available-for-sale and and held-to-maturity. Investments in debt securities that we have the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as available-for-sale with any unrealized gains and losses included in AOCI in the consolidated balance sheets. We determine realized gains or losses on sale of available-for-sale debt securities on a specific identification method and records such gains or losses as interest income in the consolidated statements of operations and comprehensive income.
During fiscal year 2020, (1) we paid off a term loan of $60.9 million under our previous credit facility agreement with Bank of America, (2) our subsidiary in Thailand drew down a new term loan of $60.9 million under a new credit facility agreement with the Bank of Ayudhya Public Company Limited, and (3) we repaid $9.1 million of the new term loan under the new credit facility agreement. As a result, as of June 26, 2020, we had a long-term borrowing of $51.7 million under our new credit facility agreement. As of June 25, 2021, we had a long-term borrowing of $39.5 million under our new credit facility agreement (see Note 15 for further details). We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $245.0 million as of June 25, 2021.
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

The following table shows our cash flows for the periods indicated:

	Years Ended
(amount in thousands)	June 25, 2021	June 26, 2020	June 28, 2019
Net cash provided by operating activities	$118,665	$150,660	$147,394
Net cash used in investing activities	$(5,442)	$(71,248)	$(98,067)
Net cash used in financing activities	$(42,754)	$(35,305)	$(23,223)
Net increase in cash, cash equivalents and restricted cash	$70,469	$44,107	$26,104
Cash, cash equivalents and restricted cash, beginning of period	$232,832	$188,241	$161,433
Cash, cash equivalents and restricted cash, end of period	$303,123	$232,832	$188,241
Operating Activities
Net cash provided by operating activities of $118.7 million for fiscal year 2021 was primarily due to (1) net income of $148.3 million; (2) an increase in trade accounts payable of $96.3 million; (3) depreciation and amortization of $36.3 million; and (4) share-based compensation of $25.5 million; offset by (1) an increase in inventories of $112.3 million to support new business; (2) an increase in trade accounts receivable of $63.8 million due to higher sales and timing of collection; and (3) increase in other current and non-current assets of $15.2 million.
Net cash provided by operating activities of $150.7 million for fiscal year 2020 was primarily due to (1) net income of $113.5 million; (2) depreciation and amortization of $30.9 million; (3) share-based compensation of $22.2 million; and (4) an increase in other current liabilities and non-current liabilities of $11.0 million; offset by (1) an increase in inventories of $16.2 million; and (2) an increase in trade accounts receivable of $12.3 million.
Investing Activities
Net cash used in investing activities of $5.4 million for fiscal year 2021 was primarily due to (1) purchase of property, plant and equipment of $42.5 million; and (2) purchase of intangibles assets of $2.0 million; offset by (1) funds repayment from a customer of $24.3 million; and (2) net proceeds from sales and maturities of short-term investments of $14.6 million.
Net cash used in investing activities of $71.2 million for fiscal year 2020 was primarily due to (1) purchase of property, plant and equipment of $42.3 million; (2) funds provided to our customer in the amount of $24.3 million to support the customer’s transfer of certain manufacturing operations from Berlin, Germany to our facilities in Thailand in fiscal year 2020; (3) a net purchase of short-term investments of $5.1 million; and (4) purchase of intangibles assets of $1.2 million; offset by proceeds from disposal of property, plant and equipment of $1.6 million.
Financing Activities
Net cash used in financing activities of $42.8 million for fiscal year 2021 was primarily due to (1) repurchase of ordinary shares of $18.8 million; (2) repayment of loans to banks of $12.2 million; and (3) cash paid for withholding tax related to net share settlement of restricted share units of $11.6 million.
Net cash used in financing activities of $35.3 million for fiscal year 2020 was primarily due to (1) repurchase of ordinary shares of $20.7 million; (2) repayment of loans to banks of $9.1 million; (3) cash paid for withholding tax related to net share settlement of restricted share units of $4.9 million; and (4) repayment of finance lease liabilities of $0.4 million.

Contractual Obligations
The following table sets forth certain of our contractual obligations as of June 25, 2021:

	Payments Due by Period
(amount in thousands)	Total	Less than 1 year	1-3years	3-5years	More than 5 years
Long-term borrowing obligations	$39,609	$12,188	$27,421	$—	$—
Interest expense obligation(1)	911	487	423	1	—
Operating lease obligations	6,734	2,775	3,959	—	—
Severance liabilities(2)	19,782	1,176	2,647	3,515	12,444
Provision for uncertain income tax position	922	—	309	498	115
Total	$67,958	$16,626	$34,759	$4,014	$12,559
(1)Interest expense obligation reflects the interest rate on long-term debt obligation as of June 25, 2021. The interest rates ranged between 1.5% and 1.6%. For further discussion of long-term borrowing obligations, see Note 15 of our audited consolidated financial statements.
(2)Severance liabilities as of June 25, 2021 are determined based on management assumptions and calculated as expected future cash flows basis. See Note 16 of our audited consolidated financial statements.
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

The term loan accrues interest at 3-month LIBOR plus 1.35% and is repayable in quarterly installments of $3.0 million, commencing on September 30, 2019. The term loan will mature on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be borrowed again. During the year ended June 25, 2021, the Company recorded $0.7 million of interest expense in connection with this term loan.
Any borrowings under the Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt to equity ratio less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. As of June 25, 2021, the Company was in compliance with all of its financial covenants under the Term Loan Agreement.
The events of default in the Term Loan Agreement include failure to pay amounts due under the Term Loan Agreement or the related finance documents when due, failure to comply with the covenants under the Term Loan Agreement or the related finance documents, cross default with other indebtedness of the Borrower, events of bankruptcy or insolvency in respect of the

Borrower, and the occurrence of any event or series of events that in the opinion of the Bank has or is reasonably likely to have a material adverse effect. As of June 25, 2021, there was $39.5 million outstanding under the term loan.
As of June 25, 2021, we also had certain operating lease arrangements in which the lease payments are calculated using the straight-line method. Our rental expenses under these leases were $2.6 million, $2.1 million and $1.9 million for fiscal year 2021, fiscal year 2020 and fiscal year 2019, respectively.
Capital Expenditures
The following table sets forth our capital expenditures, which include amounts for which payments have been accrued, for the periods indicated.

	Years Ended
(amount in thousands)	June 25, 2021	June 26, 2020	June 28, 2019
Capital expenditures	$48,563	$51,317	$20,834
During fiscal year 2021 and fiscal year 2020, we purchased equipment to support the expansion of our manufacturing facilities in Thailand, the PRC and Israel. During fiscal year 2019, we purchased additional equipment to continue to support the expansion of our manufacturing facilities in Thailand. We expect our capital expenditures for fiscal year 2022 to increase compared to fiscal year 2021 mainly related to investment in existing and new manufacturing facilities.
Recent Accounting Pronouncements
See Note 2 of the Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $547.9 million, $488.1 million and $437.3 million, as of June 25, 2021, June 26, 2020 and June 28, 2019, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during fiscal year 2021, fiscal year 2020 and fiscal year 2019, our interest income would have decreased by approximately $0.5 million, $0.4 million and $0.3 million, respectively, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (“LIBOR”), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during fiscal year 2021, fiscal year 2020 and fiscal year 2019, our interest expense would have increased by approximately $0.4 million, $0.1 million and $0.6 million, respectively, assuming consistent borrowing levels.
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
We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are primarily classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of shareholders’ equity.
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to twelve months in duration, leaving us exposed to longer term changes in exchange rates. We designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. From December 28, 2019, any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income in the consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded unrealized loss of $1.5 million and $1.2 million for the year ended June 25, 2021 and June 26, 2020, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $1.4 million and $2.7 million as of June 25, 2021 and June 26, 2020, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of June 25, 2021, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of June 25, 2021 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale and held-to-maturity securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements of Fabrinet

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Fabrinet
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fabrinet and its subsidiaries (the “Company”) as of June 25, 2021 and June 26, 2020, and the related consolidated statements of operations and comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows, for each of the three years in the period ended June 25, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 25, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 25, 2021 and June 26, 2020, and the results of its operations and its cash flows for each of the three years in the period ended June 25, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 25, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue recognition – Identifying and evaluating terms and conditions in contracts for the timing of revenue recognition.
As described in Note 3 to the consolidated financial statements, management applies the following steps in their determination of revenue to be recognized: 1) identification of the contract with a customer; 2) identification of the performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue when, or as, the Company satisfies a performance obligation. Since the control of the product is typically transferred to the customer depending on the terms of the contract, management applies judgment in identifying and evaluating any terms and conditions when the Company has an enforceable right to payment. For the fiscal year ended June 25, 2021, the Company’s revenue was $1,879.4 million.
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
Addressing the matter involved performing procedures and evaluating audit evidence connected with forming our overall opinion on the consolidated financial statements. These procedures involved testing the effectiveness of internal controls relating to the revenue recognition process, including controls related to the identification and evaluation of terms and conditions in contracts and the determination of the appropriate amount and timing of revenue recognition based on the contractual terms. These procedures also included, among others: (i) assessed the terms in the customer contract and evaluated the appropriateness of management’s application of their accounting policies and determination of revenue recognition; (ii) tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements; (iii) selected a sample of sales transaction from the period within a defined period before and after the Company’s fiscal year ended and obtained the invoice, customer contract, bill of lading and proof of delivery, to evaluate whether revenue was recognized in the appropriate fiscal year; and (iv) selected a sample of credit memos from the period immediately subsequent to the Company’s fiscal year end and obtained the related invoice and purchase order to evaluate whether they relate to revenue recognition in the fiscal year ended.

/s/ PricewaterhouseCoopers ABAS Ltd.
Bangkok, Thailand
August 17, 2021
We have served as the Company’s auditor since 1999.

FABRINET
CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data and par value)	June 25, 2021	June 26, 2020
Assets
Current assets
Cash and cash equivalents	$302,969	$225,430
Short-term restricted cash	—	7,402
Short-term investments	244,963	262,693
Trade accounts receivable, net of allowance for doubtful accounts of $100 and $336, respectively	336,547	272,665
Contract assets	11,878	13,256
Inventories	422,133	309,786
Other receivable	—	24,310
Prepaid expenses	11,398	5,399
Other current assets	22,619	14,508
Total current assets	1,352,507	1,135,449
Non-current assets
Long-term restricted cash	154	—
Property, plant and equipment, net	241,129	228,274
Intangibles, net	4,371	4,312
Operating right-of-use assets	6,699	8,068
Deferred tax assets	9,428	5,675
Other non-current assets	1,834	202
Total non-current assets	263,615	246,531
Total Assets	$1,616,122	$1,381,980
Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$12,156	$12,156
Trade accounts payable	346,555	251,603
Fixed assets payable	19,206	15,127
Contract liabilities	1,680	1,556
Operating lease liabilities, current portion	2,593	1,979
Income tax payable	3,612	2,242
Accrued payroll, bonus and related expenses	20,464	19,265
Accrued expenses	17,134	8,979
Other payables	20,958	21,514
Total current liabilities	444,358	334,421
Non-current liabilities
Long-term borrowings,non-current portion, net	27,358	39,514
Deferred tax liability	5,107	4,729
Operating lease liabilities,non-current portion	3,850	5,873
Severance liabilities	19,485	17,379
Other non-current liabilities	3,444	5,655
Total non-current liabilities	59,244	73,150
Total Liabilities	503,602	407,571
Commitments and contingencies (Note 21)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of June 25, 2021 and June 26, 2020)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 38,749,045 shares and 38,471,967 shares issued as of June 25, 2021 and June 26, 2020, respectively; and 36,765,456 shares and 36,727,864 shares outstanding as of June 25, 2021 and June 26, 2020, respectively)	388	385
Additional paid-in capital	189,445	175,610
Less: Treasury shares (1,983,589 shares and 1,744,103 shares as of June 25, 2021 and June 26, 2020, respectively)	(87,343)	(68,501)
Accumulated other comprehensive loss	(6,266)	(1,147)
Retained earnings	1,016,296	868,062
Total Shareholders’ Equity	1,112,520	974,409
Total Liabilities and Shareholders’ Equity	$1,616,122	$1,381,980
The accompanying notes are an integral part of these consolidated financial statements.

FABRINET
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended
(in thousands of U.S. dollars, except per share data)	June 25, 2021	June 26, 2020	June 28, 2019
Revenues	$1,879,350	$1,641,836	$1,584,335
Cost of revenues	(1,657,987)	(1,455,731)	(1,405,111)
Gross profit	221,363	186,105	179,224
Selling, general and administrative expenses	(70,567)	(68,374)	(55,067)
Expenses related to reduction in workforce	(43)	(329)	(1,516)
Operating income	150,753	117,402	122,641
Interest income	3,783	7,592	6,699
Interest expense	(1,100)	(3,044)	(5,381)
Foreign exchange gain (loss), net	508	(3,797)	1,406
Other income (expense), net	(3,460)	1,089	868
Income before income taxes	150,484	119,242	126,233
Income tax expense	(2,143)	(5,763)	(5,278)
Net income	148,341	113,479	120,955
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	(1,182)	538	2,043
Change in net unrealized gain (loss) on derivative instruments	(5,106)	570	(1)
Change in retirement benefit plan – prior service cost	584	528	(2,537)
Change in foreign currency translation adjustment	585	(397)	(634)
Total other comprehensive income (loss), net of tax	(5,119)	1,239	(1,129)
Net comprehensive income (loss)	$143,222	$114,718	$119,826
Earnings per share
Basic	4.02	3.07	3.29
Diluted	3.95	3.01	3.23
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	36,872	36,908	36,798
Diluted	37,555	37,665	37,415
The accompanying notes are an integral part of these consolidated financial statements.

FABRINET
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balances at June 29, 2018	37,723,733	377	151,797	(42,401)	(1,257)	632,423	740,939
Net income	—	—	—	—	—	120,955	120,955
Other comprehensive income (loss)	—	—	—	—	(1,129)	—	(1,129)
Cumulative effect adjustment from adoption of ASC 606						1,205	1,205
Share-based compensation	—	—	17,157	—	—	—	17,157
Issuance of ordinary shares	507,020	5	(6)	—	—	—	(1)
Repurchase of 100,000 shares held as treasury shares	—	—	—	(5,378)	—	—	(5,378)
Tax withholdings related to net share settlement of restricted share units	—	—	(10,649)	—	—	—	(10,649)
Balances at June 28, 2019	38,230,753	382	158,299	(47,779)	(2,386)	754,583	863,099
Net income	—	—	—	—	—	113,479	113,479
Other comprehensive income (loss)	—	—	—	—	1,239	—	1,239
Share-based compensation	—	—	22,203	—	—	—	22,203
Issuance of ordinary shares	241,214	3	(3)	—	—	—	—
Repurchase of 355,000 shares held as treasury shares	—	—	—	(20,722)	—	—	(20,722)
Tax withholdings related to net share settlement of restricted share units	—	—	(4,889)	—	—	—	(4,889)
Balances at June 26, 2020	38,471,967	385	175,610	(68,501)	(1,147)	868,062	974,409
Net income	—	—	—	—	—	148,341	148,341
Other comprehensive income (loss)	—	—	—	—	(5,119)	—	(5,119)
Cumulative effect adjustment from adoption of ASC 326	—	—	—	—	—	(107)	(107)
Share-based compensation	—	—	25,462	—	—	—	25,462
Issuance of ordinary shares	277,078	3	(3)	—	—	—	—
Repurchase of 239,486 shares held as treasury shares	—	—	—	(18,842)	—	—	(18,842)
Tax withholdings related to net share settlement of restricted share units	—	—	(11,624)	—	—	—	(11,624)
Balances at June 25, 2021	38,749,045	388	189,445	(87,343)	(6,266)	1,016,296	1,112,520
The accompanying notes are an integral part of these consolidated financial statements.

FABRINET
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands of U. S. dollars)	June 25, 2021	June 26, 2020	June 28, 2019
Cash flows from operating activities
Net income	$148,341	$113,479	$120,955
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,252	30,875	29,944
(Gain) loss on disposal and impairment of property, plant and equipment	13	329	(4)
(Gain) loss on disposal of intangibles	—	—	149
Loss on impairment of goodwill	—	3,514	—
(Gain) loss from sales and maturities of available-for-sale securities	(187)	(96)	135
Accretion of premiums on short-term investments	2,093	(508)	(592)
Amortization of deferred debt issuance costs	32	26	—
Allowance for doubtful accounts (reversal)	(343)	240	36
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	(859)	1,963	(6,980)
Unrealized loss on fair value of interest rate swaps	—	1,672	2,591
Amortization of fair value at hedge inception of interest rate swaps	(1,299)	(1,220)	—
Share-based compensation	25,462	22,203	17,157
Deferred income tax	(3,473)	1,262	879
Other non-cash expenses	(450)	(619)	(450)
Changes in operating assets and liabilities
Trade accounts receivable	(63,810)	(12,260)	(13,494)
Contract assets	1,378	(809)	(2,570)
Inventories	(112,349)	(16,174)	(44,598)
Other current assets and non-current assets	(15,190)	(775)	(2,777)
Trade accounts payable	96,312	(5,990)	38,807
Contract liabilities	124	(683)	2,239
Income tax payable	1,353	442	1,092
Severance liabilities	3,180	2,802	3,343
Other current liabilities and non-current liabilities	2,085	10,987	1,532
Net cash provided by operating activities	118,665	150,660	147,394
Cash flows from investing activities
Purchase of short-term investments	(244,329)	(196,373)	(233,080)
Proceeds from sales of short-term investments	79,439	48,808	99,142
Proceeds from maturities of short-term investments	179,532	142,508	54,215
Funds repayment from (provided to) customer to support transfer of manufacturing operations (Note 10)	24,310	(24,310)	—
Purchase of property, plant and equipment	(42,532)	(42,327)	(18,661)
Purchase of intangibles	(1,952)	(1,180)	(282)
Proceeds from disposal of property, plant and equipment	90	1,626	599
Net cash used in investing activities	(5,442)	(71,248)	(98,067)

Cash flows from financing activities
Payment of debt issuance costs	—	(153)	—
Proceeds from long-term borrowings	—	60,938	—

FABRINET
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended
(in thousands of U. S. dollars)	June 25, 2021	June 26, 2020	June 28, 2019
Repayment of long-term borrowings	(12,188)	(70,079)	(3,250)
Repayment of finance lease liabilities	(100)	(400)	(468)
Repurchase of ordinary shares	(18,842)	(20,722)	(5,378)
Release of restricted cash held in connection with business acquisition	—	—	(3,478)
Withholding tax related to net share settlement of restricted share units	(11,624)	(4,889)	(10,649)
Net cash used in financing activities	(42,754)	(35,305)	(23,223)
Net increase in cash, cash equivalents and restricted cash	$70,469	$44,107	$26,104
Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	$232,832	$188,241	$161,433
Increase in cash, cash equivalents and restricted cash	70,469	44,107	26,104
Effect of exchange rate on cash, cash equivalents and restricted cash	(178)	484	704
Cash, cash equivalents and restricted cash at end of period	$303,123	$232,832	$188,241
Supplemental disclosures
Cash paid for
Interest	$2,438	$1,688	$2,605
Taxes	$7,945	$8,466	$7,637
Cash received for interest	$4,445	$9,676	$5,811
Non-cash investing and financing activities
Construction, software and equipment related payables	$19,206	$15,127	$7,317
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sums to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
(amount in thousands)	June 25, 2021	June 26, 2020	June 28, 2019
Cash and cash equivalents	$302,969	$225,430	$180,839
Restricted cash	154	7,402	7,402
Cash, cash equivalents and restricted cash	$303,123	$232,832	$188,241
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

2.Summary of significant accounting policies
Principles of consolidation
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. Fiscal year 2021 ended on June 25, 2021 and consisted of 52 weeks. Fiscal year 2020 ended on June 26, 2020 and consisted of 52 weeks. Fiscal year 2019 ended on June 28, 2019 and consisted of 52 weeks.
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
As of June 25, 2021, the derivative assets and liabilities were measured at fair value, but the gross fair value amount is presented in the consolidated balance sheets. Additionally, a classification of current and non-current portion is determined by the maturity date of that derivative (e.g., a derivative that matures within one year is classified as current).
The reclassifications have been made to the consolidated balance sheet as of June 26, 2020 and the consolidated statement of cash flows for the year ended June 26, 2020 as following table:

	June 26, 2020
(amount in thousands)	As previously reported	Reclassification	After reclassification
Consolidated Balance Sheet
Current assets
Other current assets	$13,915	$593	$14,508
Current liabilities
Accrued expenses	$12,104	$(3,125)	$8,979
Non-current liabilities
Other non-current liabilities	$1,937	$3,718	$5,655

Consolidated Statement of Cash Flows
Changes in operating assets and liabilities
Other current assets and non-current assets	$(182)	$(593)	$(775)
Other current liabilities and non-current liabilities	$10,394	$593	$10,987
These reclassifications do not affect the Company’s net income or shareholders’ equity.
Changes in accounting policies
Except for the adoption of the Accounting Standards Codification (“ASC”) 326, “Financial Instruments—Credit Losses”, ASC 820, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement” and ASC 848, “Reference Rate Reform,” described within the sub-heading “New Accounting Pronouncements – adopted by the Company,” the Company has consistently applied its accounting policies to all periods presented in these consolidated financial statements.
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
Cash and cash equivalents
All highly liquid investments with original maturities of three months or less from the date of purchase are classified as cash equivalents. Cash and cash equivalents consist of cash deposited in checking accounts, time deposits with maturities of less than three months, money market accounts, and short-term investments with maturities of three months or less at the date of purchase.
Short-term investments
Management determines the appropriate classification of its investments at the time of purchase and re-evaluates the designations at each balance sheet date. The maturities of the Company’s short-term investments generally range from three months to three years.
The short-term investments in debt securities are carried at either amortized cost or fair value. Investments in debt securities that the Company has the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as available-for-sale with any unrealized gains and losses included in AOCI in the consolidated balance sheets. The Company determines realized gains or losses on sale of available-for-sale debt securities on a specific identification method and records such gains or losses as interest income in the consolidated statements of operations and comprehensive income.
Held-to-maturity debt securities are required to use the current expected credit losses (“CECL”) impairment model to assess the expected credit loss. According to the CECL model, the Company requires the immediate recognition of estimated expected credit losses over the life of the financial instrument through the allowance for credit losses account. The allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of the financial asset to present the net amount expected to be collected on the financial asset. In determining expected credit losses, the Company considers relevant qualitative factors including, but not limited to, term and structure of the instrument, credit rating by rating agencies and historic credit losses adjusted for current conditions and reasonable and supportable forecasts.
Available-for-sale debt securities are required to be individually evaluated for impairment. A security is considered impaired if the fair value of the security is less than its amortized cost basis.
An impairment is considered when (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost basis of the security.
If an impairment is considered based on condition (i) or (ii), the entire difference between the amortized cost and the fair value of the debt security is recognized as interest income and other income (expense), net in the consolidated statements of operations and comprehensive income.
If an impairment is considered based on condition (iii), the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) is recognized in interest and other income (expense), net in the consolidated statements of operations and comprehensive income, and any remaining unrealized losses are included in AOCI in the consolidated balance sheets.
Trade accounts receivable
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company estimates expected credit losses for the allowance for doubtful accounts based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. The estimated credit loss allowance is recorded as selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
Contract assets
A contract asset is recognized when the Company has recognized revenues prior to generating an invoice for payment. Contract assets are classified separately within the consolidated balance sheets and transferred to accounts receivable when rights to payment become unconditional. The Company estimates expected credit losses for the allowance for contract assets based upon its assessment of various factors, including historical experience, the age of the contract assets balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. The estimated credit loss allowance is recorded as selling, general and administrative expenses in the Company's consolidated statements of operations and comprehensive income.
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

Land improvements	10 years
Building and building improvements	5-30 years
Leasehold improvements	Shorter of useful life or lease term
Manufacturing equipment	3-7 years
Office equipment	3-7 years
Motor vehicles	3-5 years
Computer hardware	3-5 years
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
Derivatives
The derivative assets and liabilities are measured at fair value and recognized on the consolidated balance sheets by offsetting the fair value amounts under master netting arrangements. For presentation in consolidated balance sheets, the Company may choose not to separate a derivative into its current and non-current portion as follows:
•A derivative for which the fair value is a net liability is classified in total as current.
•A derivative for which the fair value is a net asset and the current portion is an asset is classified in total as non-current. If the current portion is liability, it should be presented as current liability.
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
A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In determining the net consideration to which the Company expects to be entitled, the Company evaluates whether the price is subject to refund or adjustment. The Company generally does not grant return privileges, except for in the case of defective products during the warranty period. The Company generally provides a warranty of between one to five years on any given product. These standard warranties are assurance-type warranties, and the Company does not offer any services in addition to the assurance that the product will continue to work as specified.
The Company recognized revenue net of rebates and other similar allowances. Revenues are recognized only if these estimates can be reasonably and reliably determined. The Company estimates expected rebates and other similar allowances based on historical results taking into consideration the type of customer, the type of transaction and the specifics of each arrangement. The Company considers such estimated rebates and other similar allowances as variable consideration when allocating the transaction price to the extent it is probable that there will not be a significant reversal of cumulative revenue recognized. The estimate is primarily based on the most likely level of consideration to be paid to the customer under the specific terms of each arrangement.
Services
The Company provides services for customers that are related to the Company’s manufacturing activities. In many cases, although the nature of work performed is that of a service, revenue is only recognized upon shipment of the product because the customer has specific requirements as to how many items can be shipped at any given point in time, i.e. at point-in-time. The related costs are expensed as incurred.
Service revenues of $108.5 million, $90.5 million and $106.1 million were recognized in the consolidated statements of operations and comprehensive income for the years ended June 25, 2021, June 26, 2020 and June 28, 2019, respectively.
Contract Costs
The incremental costs of obtaining a contract with a customer are recognized as an asset (not expensed as incurred) if such costs are expected to be recovered. Incremental costs of obtaining a contract are costs that the Company would not have incurred if the contract had not been obtained (e.g., sales commissions or similar incentive payments linked directly to new or modified customer contracts). Costs that would have been incurred regardless of whether a customer contract was obtained (e.g., costs of pursuing the contract, legal advice, etc.) are expensed as incurred, unless such costs are explicitly chargeable to the customer. During the years ended June 25, 2021 and June 26, 2020, the Company did not have any incremental costs of obtaining a contract.
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
Warranty cost allowances of $0.09 million, $0.02 million and $0.07 million were recognized in the consolidated statements of operations and comprehensive income for the years ended June 25, 2021, June 26, 2020 and June 28, 2019, respectively.
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
Employee contribution plan
The Company operates a defined contribution plan, known as a provident fund, in its subsidiaries in Thailand and the United Kingdom. The assets of these plans are in separate trustee-administered funds. The provident fund is funded by matching payments from employees and by the subsidiaries on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company sponsors the Fabrinet U.S. 401(k) Retirement Plan, a Defined Contribution Plan under ERISA, at its subsidiaries in the United States, which provides retirement benefits for its eligible employees through tax deferred salary deductions.
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
New Accounting Pronouncements—adopted by the Company
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The standard replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. The new standard also expands the required quantitative and qualitative disclosures surrounding expected credit losses.
On June 27, 2020, the Company adopted ASC 326 using the modified retrospective transition approach. The modified retrospective method requires the Company to recognize the cumulative effect of the adoption of ASC 326 on the opening accumulated retained earnings. Accordingly, the Company’s comparative financial statements as of June 26, 2020 have not been adjusted. The Company implemented internal controls to enable the preparation of financial information upon adoption.
Management estimates the expected credit losses of financial assets using relevant available information from internal and external sources relating to historical credit loss experience, current conditions and reasonable forecasts over a financial asset’s contractual term. Adjustments to historical loss information are made from qualitative and quantitative factors if economic conditions on the reporting date reflect stronger or weaker economic performance than the historical data implies based on management’s expectations of economic conditions on certain indicators of the Company, industry and economy. The Company reviews factors such as past collection experience, age of the accounts receivable and contract assets balance, significant trends in current balances, internal operations and macroeconomic conditions. In addition, the Company modified its impairment model to the AFS debt security impairment model for AFS debt securities and discontinued using the concept of “other than temporary” impairment on these AFS debt securities. The Current Expected Credit Losses (“CECL”) on the AFS debt securities are recognized in interest income and other income (expense), net on the Company’s consolidated statements of operations and comprehensive income, and any remaining unrealized losses are included in AOCI in the Company's consolidated balance sheet.
As of June 27, 2020, the Company recorded a cumulative adjustment from CECL in the amount of $0.1 million, net of tax impact, to accumulated retained earnings in the Company's consolidated balance sheet.
On June 27, 2020, the Company also adopted ASC 820, “Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” This standard seeks to improve the effectiveness of disclosures in the notes to the financial statements and includes (1) the development of a framework that promotes consistent decisions by the FASB about disclosure requirements and (2) the appropriate exercise of discretion by reporting entities. The amendment modifies the disclosure requirements on transferring between level 1 and level 2 and valuation processes of level 3 fair value measurements. The Company adopted this standard with no impact on the Company's consolidated financial statements.
On January 7, 2021, FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848).” This standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. The amendments in this update clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The Company immediately adopted this standard with no impact on the Company's consolidated financial statements.
New Accounting Pronouncements—not yet adopted by the Company
In December 2019, the FASB issued ASU2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. For public business entities, the amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. This ASU will be effective for the Company in the first quarter of fiscal year 2022. Early adoption is permitted. The Company assessed the preliminary impact from the adoption of this update and expected no impact on the Company's consolidated financial statements.

3.Revenues from contracts with customers
Contract Assets and Liabilities
A contract asset is recognized when the Company has recognized revenues prior to an invoice for payment. Contract assets are classified separately on the consolidated balance sheets and transferred to accounts receivable when rights to payment become unconditional. No impairment for contract assets was recorded for the years ended June 25, 2021 and June 26, 2020.
A contract liability is recognized when the Company has advance payment arrangements with customers. The contract liabilities balance is normally recognized as revenue within six months.
The following tables summarize the activity in the Company’s contract assets and contract liabilities during the years ended June 25, 2021 and June 26, 2020:

(amount in thousands)	Contract Assets
Beginning balance, June 27, 2020	$13,256
Revenue recognized	65,182
Amounts collected or invoiced	(66,560)
Ending balance, June 25, 2021	$11,878

(amount in thousands)	Contract Assets
Beginning balance, June 29, 2019	$12,447
Revenue recognized	73,476
Amounts collected or invoiced	(72,667)
Ending balance, June 26, 2020	$13,256

(amount in thousands)	Contract Liabilities
Beginning balance, June 27, 2020	$1,556
Advance payment received during the year	18,360
Revenue recognized	(18,236)
Ending balance, June 25, 2021	$1,680

(amount in thousands)	Contract Liabilities
Beginning balance, June 29, 2019	$2,239
Advance payment received during the year	9,278
Revenue recognized	(9,961)
Ending balance, June 26, 2020	$1,556
Revenue by Geographic Area and End Market
Total revenues are attributed to a particular geographic area based on the bill-to-location of the Company’s customers. The Company operates primarily in three geographic regions: North America, Asia-Pacific and Europe.
The following table presents total revenues by geographic regions:

(amount in thousands, except percentages)	Year ended June 25, 2021	As a % of Total Revenues	Year ended June 26, 2020	As a % of Total Revenues	Year ended June 28, 2019	As a % of Total Revenues
North America	$887,536	47.2%	$830,888	50.6%	$756,278	47.7%
Asia-Pacific	668,597	35.6	552,923	33.7	608,386	38.4
Europe	323,217	17.2	258,025	15.7	219,671	13.9
	$1,879,350	100.0%	$1,641,836	100.0%	$1,584,335	100.0%
The following table sets forth revenues by end market.

(amount in thousands, except percentages)	Year ended June 25, 2021	As a % of Total Revenues	Year ended June 26, 2020	As a % of Total Revenues	Year ended June 28, 2019	As a % of Total Revenues
Optical communications	$1,441,338	76.7%	$1,248,174	76.0%	$1,184,936	74.8%
Lasers, sensors and other	438,012	23.3	393,662	24.0	399,399	25.2
	$1,879,350	100.0%	$1,641,836	100.0%	$1,584,335	100.0%

4.Income taxes
Cayman Islands
Fabrinet is domiciled in the Cayman Islands. Under the current laws of the Cayman Islands, Fabrinet is not subject to tax in the Cayman Islands on income or capital gains until March 6, 2039.
Income of the Company exempted from corporate income tax in the Cayman Islands amounted to $115.8 million, $101.9 million and $104.6 million for the years ended June 25, 2021, June 26, 2020 and June 28, 2019, respectively.
Thailand
Fabrinet Thailand is where the majority of the Company’s operations and production takes place. The Company was not subject to tax from July 2012 through June 2020 on income generated from the manufacture of products at Pinehurst Building 6, and is not subject to tax from July 2018 through June 2026 on income generated from the manufacture of products at its Chonburi campus. After June 2020, 50% of our income generated from products manufactured at our Pinehurst campus Building 6 will be exempted from tax through June 2025. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. Currently, the corporate income tax rate for our Thai subsidiary is 20%.
People’s Republic of China
The corporate income tax rate for Casix is 25%.
The United States
The Tax Cuts and Jobs Act enacted on December 22, 2017 provided for significant changes to U.S. tax law, including a reduction in the U.S. corporate income tax rate to 21% effective January 1, 2018. Accordingly, the Company’s U.S. subsidiaries were subject to a Federal statutory tax rate of 21% for fiscal year 2021 and fiscal year 2020.
The United Kingdom
The corporate income tax rate for U.K. subsidiaries is 19%.
Israel
The corporate income tax rate for Israel subsidiaries is 23%.

The Company’s income tax expense consisted of the following:

	Years Ended
(amount in thousands)	June 25, 2021	June 26, 2020	June 28, 2019
Current	$6,355	$6,274	$4,384
Deferred	(4,212)	(511)	894
Total income tax expense	$2,143	$5,763	$5,278
The reconciliation between the Company’s taxes that would arise by applying the statutory tax rate of the country of the Company’s principal operations, Thailand, to the Company’s effective tax charge is shown below:

	Years Ended
(amount in thousands)	June 25, 2021	June 26, 2020	June 28, 2019
Income before income taxes(1)	$150,484	$119,242	$126,233
Tax expense calculated at a statutory corporate income tax rate of 20%	30,097	23,848	25,247
Effect of income taxes from locations with tax rates different from Thailand	198	577	977
Income not subject to tax(2)	(23,645)	(20,797)	(21,161)
Income tax on unremitted earnings	1,395	1,221	1,260
Effect of foreign exchange rate adjustment	(2,855)	382	603
Tax rebate from research and development application	(728)	(1,228)	(649)
Provision for uncertain income tax position	(831)	(641)	(229)
Utilization of loss carryforward	(610)	—	—
Valuation allowance (reversal of)	(1,822)	2,446	—
Others	944	(45)	(770)
Corporate income tax expense	$2,143	$5,763	$5,278
(1)Income before income taxes was mostly generated from domestic income in the Cayman Islands.
(2)Income not subject to tax relates to income earned in the Cayman Islands and income subject to an investment promotion privilege for Pinehurst Building 6 and the Company’s Chonburi campus. Income not subject to tax per ordinary share on a diluted basis was $0.63, $0.55, and $0.57 for the years ended June 25, 2021, June 26, 2020, and June 28, 2019, respectively.
The Company’s deferred tax assets and deferred tax liabilities, net of valuation allowance, at each balance sheet date are as follows:

	As of
(amount in thousands)	June 25, 2021	June 26, 2020
Deferred tax assets:
Depreciation	$1,565	$1,219
Severance liability	3,491	2,958
Reserves and allowance	1,751	1,405
Net operating loss carryforwards	1,585	—
Others	1,036	321
Total	$9,428	$5,903

Deferred tax liabilities:
Temporary differences from intangibles and changes in the fair value of assets acquired	$(1,202)	$(336)
Deferred tax from unremitted earnings	(5,072)	(4,620)
Others	1,167	—
Total	(5,107)	(4,956)
Net	$4,321	$947

The changes in the valuation allowances of deferred tax assets were as follows:

(amount in thousands)	Valuation allowances of deferred tax assets
Balance as of June 29, 2018	$1,165
Additional	126
Balance as of June 28, 2019	1,291
Additional	2,437
Balance as of June 26, 2020	3,728
Additional	479
Reduction	(2,146)
Balance as of June 25, 2021	$2,061
During fiscal year 2021, one of the Company’s subsidiaries in the U.S. generated taxable income sufficient for the utilization of loss carryforwards due to better operating performance and effective control of operating expenses. Management determined that it was more likely than not that future taxable income would be sufficient to allow utilization of the deferred tax assets. Thus, a full valuation allowance of $1.5 million for the deferred tax assets was released as of June 25, 2021.
During fiscal year 2021, one of the Company’s subsidiaries in the U.K. also generated net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future. Therefore, management believes it is more likely than not that all of the deferred tax assets of such subsidiary will not be utilized. Thus, a full valuation allowance of $2.1 million for the deferred tax assets was set up as of June 25, 2021.
Income tax liabilities have not been established for withholding tax and other taxes that would be payable on the unremitted earnings of Fabrinet Thailand. Such amounts of Fabrinet Thailand are permanently reinvested. Unremitted earnings for Fabrinet Thailand totaled $126.8 million and $112.3 million as of June 25, 2021 and June 26, 2020, respectively. Unrecognized deferred tax liabilities for such unremitted earnings were $7.4 million and $7.0 million as of June 25, 2021 and June 26, 2020, respectively.
Deferred tax liabilities of $1.3 million and $1.1 million have been established for withholding tax on the unremitted earnings of Casix for the years ended June 25, 2021 and June 26, 2020, respectively, which are included in non-current deferred tax liability in the consolidated balance sheets.
Uncertain income tax positions
Interest and penalties related to uncertain income tax positions are recognized in income tax expense. The Company had approximately $0.1 million and $0.5 million of accrued interest and penalties related to uncertain income tax positions on the consolidated balance sheets as of June 25, 2021 and June 26, 2020, respectively. The Company recorded (reversed) interest and penalties of $0.4 million, $0.1 million and $(0.1) million for the years ended June 25, 2021, June 26, 2020 and June 28, 2019, respectively, in the consolidated statements of operations and comprehensive income. With regard to the Thailand jurisdiction, tax years 2015 through 2020 remain open to examination by the local authorities.
The following table indicates the changes to the Company’s uncertain income tax positions for the years ended June 25, 2021, June 26, 2020 and June 28, 2019 included in other non-current liabilities.

	Years Ended
(amount in thousands)	June 25, 2021	June 26, 2020	June 28, 2019
Beginning balance	$970	$1,323	$1,445
Additions during the year	389	157	235
Release of tax positions of prior years	(552)	(510)	(357)
Ending balance	$807	$970	$1,323

5.Earnings per ordinary share
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

	Years Ended
(amount in thousands except per share amounts)	June 25, 2021	June 26, 2020	June 28, 2019
Net income attributable to shareholders	$148,341	$113,479	$120,955
Weighted-average number of ordinary shares outstanding (thousands of shares)	36,872	36,908	36,798
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units and performance share units (thousands of shares)	683	757	617
Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,555	37,665	37,415
Basic earnings per ordinary share	$4.02	$3.07	$3.29
Diluted earnings per ordinary share	$3.95	$3.01	$3.23
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (thousands of shares)(1)	53	99	401
(1)These performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.
6.Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments by category is as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of June 25, 2021
Cash	$222,664	$—	$222,664	$—	$—
Cash equivalents	80,305	—	80,305	—	—
Liquidity funds	30,000	1,226	—	—	31,226
Certificates of deposit	10,500	—	—	—	10,500
Corporate debt securities	171,626	164	—	171,790	—
U.S. agency and U.S. Treasury securities	31,301	146	—	31,447	—
Total	$546,396	$1,536	$302,969	$203,237	$41,726
As of June 26, 2020
Cash	$218,117	$—	$218,117	$—	$—
Cash equivalents	7,313	—	7,313	—	—
Liquidity funds	40,000	1,051	—	—	41,051
Time deposits	11,800	—	—	—	11,800
Corporate debt securities	159,220	948	—	160,168	—
U.S. agency and U.S. Treasury securities	49,130	544	—	49,674	—
Total	$485,580	$2,543	$225,430	$209,842	$52,851
The cash equivalents include short-term bank deposits, investments in money market funds, and marketable securities with maturities of three months or less at the date of purchase. The effective interest rate on short term bank deposits was 0.7% and 1.8% per annum for the years ended June 25, 2021 and June 26, 2020, respectively.

As of June 25, 2021, the Company had $10.5 million of investments in certificate of deposit classified as held-to-maturity debt securities. As of June 26, 2020, the Company had $11.8 million of investments in time deposit classified as held-to-maturity debt securities. All investments mature within one year. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value. No unrecognized gains and losses were recorded during the years ended June 25, 2021 and June 26, 2020.
As of June 25, 2021 and June 26, 2020, 65% and 63%, respectively, of our cash and cash equivalents were held by the Parent Company.
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale securities based on stated effective maturities as of June 25, 2021:

	June 25, 2021		June 26, 2020
(amount in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$30,000	$31,226	$116,127	$117,247
Due between one to five years	202,927	203,237	132,223	133,646
Total	$232,927	$234,463	$248,350	$250,893

The following table summarizes the carrying cost of short-term investments classified as held-to-maturity securities based on stated effective maturities as of June 25, 2021:

(amount in thousands)	As of June 25, 2021	As of June 26, 2020
Due within one year	$10,500	$11,800
Due between one to five years	—	—
Total	$10,500	$11,800

During the year ended June 25, 2021, the Company recognized a realized gain of $0.4 million from sales of available-for-sale debt securities in interest income in the consolidated statements of operations and comprehensive income. During the year ended June 26, 2020, the Company recognized a realized gain of $0.1 million from sales of available-for-sale debt securities in interest income in the consolidated statements of operations and comprehensive income.

As of June 25, 2021, the Company considered the decline in market value of its available-for-sale debt securities by using the AFS debt security impairment model. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The Company assessed impairment at the individual security level according to accounting standard by comparing its fair value/market value with its amortized cost. The Company considered factors such as the failure of the issuer of the security to make scheduled interest and principal payments and any changes to the credit rating of the security by a rating agency. The credit rating of the Company's invested securities are still in compliance with the Company's investment policy. No impairment losses on available-for-sale debt securities were recorded for the year ended June 25, 2021.

As of June 25, 2021, the Company evaluated the expected credit loss for held-to-maturity debt securities at the individual security level within scope of CECL model by considering the historical information, current and future economic conditions and events. Additionally, the Company considered the qualitative factors such as term and structure of the instrument and credit rating by rating agencies in determining if a zero-credit loss expectation is supportable. The credit rating of the Company's invested securities are still in compliance with the Company's investment policy. No impairment losses on held-to-maturity debt securities were recorded for the year ended June 25, 2021.

As of June 26, 2020, the Company considered the decline in market value of its available-for-sale and held-to-maturity debt securities to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the year ended June 26, 2020.

7.Fair value of financial instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is established, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs for the valuation of an asset or liability as of the measurement date. The three levels of inputs that may be used to measure fair value are defined as follows:
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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 25, 2021
Assets
Cash equivalents	$—	$80,305		$—	$80,305
Liquidity funds	—	31,226		—	31,226
Corporate debt securities	—	171,790		—	171,790
U.S. agency and U.S. Treasury securities	—	31,447		—	31,447
Derivative assets - current portion	—	1	(1)	—	1
Total	$—	$314,769		$—	$314,769
Liabilities
Derivative liabilities - current portion	$—	$5,654		$—	$5,654
Derivative liabilities - non-current portion	$—	$1,977		$—	$1,977
Total	$—	$7,631	(2)	$—	$7,631

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 26, 2020
Assets
Cash equivalents	$—	$7,313		$—	$7,313
Liquidity funds	—	41,051		—	41,051
Corporate debt securities	—	160,168		—	160,168
U.S. agency and U.S. Treasury securities	—	49,674		—	49,674
Derivative assets - current	—	2,823	(3)		2,823
Total	$—	$261,029		$—	$261,029
Liabilities
Derivative liabilities - current portion	$—	$2,148		$—	$2,148
Derivative liabilities - non-current portion	$—	$3,718		$—	$3,718
Total	$—	$5,866	(4)	$—	$5,866

(1)Foreign currency forward contracts with an aggregate notional amount of $2.0 million.
(2)Foreign currency forward contracts with an aggregate notional amount of $128.0 million and Canadian dollars of 0.4 million and two interest rate swap agreements with an aggregate notional amount of $125.1 million.

(3)Foreign currency forward contracts with an aggregate notional amount of $125.0 million and Canadian dollars of 0.6 million, and option contract with a notional amount of $1.0 million.
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
As of June 25, 2021, the Company had 130 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $130.0 million and with maturity dates ranging from July 2021 through January 2022, and two foreign currency contracts with an aggregate notional amount of Canadian dollars of 0.4 million and with maturity dates in September 2021.
As of June 26, 2020, the Company had 125 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $125.0 million, one foreign currency contract with a notional amount of 0.6 million Canadian dollars and one foreign currency option contract with a notional amount of $1.0 million with maturity dates ranging from July 2020 through January 2021.
As of June 25, 2021, the hedging relationship over foreign currency forward contracts which were designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. As of June 25, 2021, the amount in AOCI that is expected to be reclassified into earnings within 12 months as gain was $2.7 million.
During the year ended June 25, 2021 and June 26, 2020, the Company included an unrealized loss of $1.5 million and $1.2 million, respectively, from changes in fair value of foreign currency forward and option contracts which were not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the consolidated statements of operations and comprehensive income.

Interest Rate Swap Agreements
The Company entered into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of June 25, 2021 and June 26, 2020, the Company had two outstanding interest rate swap agreements with an aggregate notional amount of $125.1 million.
On July 25, 2018, Fabrinet Thailand entered into an interest rate swap agreement to effectively convert the floating interest rate of its term loan under the credit facility agreement with Bank of America Credit Facility Agreement to a fixed interest rate of 2.86% per annum through the scheduled maturity of the term loan in June 2023 (see Note 15). The Company did not designate this interest rate swap for hedge accounting.
On September 3, 2019, the Company entered into a new term loan agreement under a Credit Facility Agreement with the Bank of Ayudhya Public Company Limited (the “Bank”) (see Note 15) and on September 10, 2019, the Company repaid in full the outstanding term loan under the Bank of America Credit Facility (see Note 15). In conjunction with the funding of the new term loan, the Company entered into a second interest rate swap agreement. The combination of both of these interest rate swaps effectively converts the floating interest rate of the Company’s new term loan with the Bank to a fixed interest rate of 4.36% per annum through the maturity of the term loan in June 2024.
On September 27, 2019, the Company designated these two interest rate swaps as a cash flow hedge for the Company’s term loan under the Credit Facility Agreement with the Bank. The combination of these two interest rate swaps qualified for hedge accounting because the hedges are highly effective, and the Company has designated and documented contemporaneously the hedging relationships involving these interest rate swaps. While the Company intends to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. From September 27, 2019, any gains or losses related to these interest rate swaps will be recorded in AOCI in the consolidated balance sheets. The Company will reclassify a portion of the gains or losses from AOCI into earnings at each reporting period based on either the accrued interest amount or the interest payment.
As of June 25, 2021, the amount in AOCI that is expected to be reclassified into earnings within 12 months as loss is $0.8 million.
Prior to September 27, 2019, these interest rate swaps were not designated as cash flow hedges and all changes in the fair value of these interest rate swaps were reflected in earnings. During the year ended June 26, 2020, the Company recorded unrealized loss of $1.7 million, from changes in the fair value of these interest rate swaps as interest expense in the consolidated statements of operations and comprehensive income.

The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the consolidated statements of operations and other comprehensive income:

		Year Ended
(amount in thousands)	Financial statements line item	June 25, 2021	June 26, 2020
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income	$(6,194)	$1,081
Interest rate swaps	Other comprehensive income	1,624	(910)
Total derivatives loss (gain) recognized in other comprehensive income		$(4,570)	$171
Derivatives loss (gain) reclassified from accumulated other comprehensive income into earnings:
Foreign currency forward contracts	Cost of revenues	$(966)	$2,512
Foreign currency forward contracts	Selling, general and administrative expenses	(40)	105
Foreign currency forward contracts	Foreign exchange gain (loss), net	1,769	(998)
Interest rate swaps	Interest expense	(1,299)	(1,220)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income into earnings		$(536)	$399
Change in net unrealized gain (loss) on derivative instruments		$(5,106)	$570
Fair value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	June 25, 2021		June 26, 2020
(amount in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$—	$(1,379)	$9	$(611)
Interest rate swaps	—	—	—	—
Derivatives designated as hedging instruments
Foreign currency forward contracts	1	(2,703)	2,814	(83)
Interest rate swaps	—	(3,549)	—	(5,172)
Derivatives, gross balances	1	(7,631)	2,823	(5,866)
The Company presents its derivatives at gross fair values in the consolidated balance sheets.
The Company recorded the fair value of derivative financial instruments in the consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet Line Item

Fair Value of Derivative Assets	Other current assets
Fair Value of Derivative Liabilities	Accrued expenses
Fair Value of Derivative Liabilities	Other non-current liabilities

8. Trade accounts receivable, net

(amount in thousands)	As of June 25, 2021	As of June 26, 2020
Trade accounts receivable	$336,647	$273,001
Less: Allowance for doubtful account	(100)	(336)
Trade accounts receivable, net	$336,547	$272,665

9.Inventories

(amount in thousands)	As of June 25, 2021	As of June 26, 2020
Raw materials	$196,345	$141,522
Work in progress	174,654	136,344
Finished goods	15,471	17,950
Goods in transit	35,663	13,970
Inventories	$422,133	$309,786

10.Other receivable
On October 1, 2019, the Company provided funds in the amount of $24.3 million to a customer to support the customer’s transfer of certain manufacturing operations from Berlin, Germany to the Company’s facilities in Thailand.
On October 1, 2020, the Company extended the payment terms of the funds and the accrued interest from September 30, 2020 to April 1, 2021, and reduced the interest rate effective from October 1, 2020. The extension was granted in connection with the customer’s agreement to transfer additional manufacturing operations to the Company’s facilities in Thailand beginning in November 2020. These funds were repaid on April 1, 2021.
11.Restricted cash
As of June 25, 2021, the Company had long-term restricted cash of Chinese Renminbi ("RMB") 1.0 million related to bank guarantees of its subsidiary in the PRC to support the subsidiary's operations. The bank guarantee was backed by cash collateral of $0.2 million.
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
12.Leases
The Company leases facilities under non-cancelable operating lease agreements. The Company leases a portion of its capital equipment and vehicles, certain land and buildings for its facilities in Thailand, the Cayman Islands, China, the U.S., the U.K. and Israel under operating lease arrangements that expire at various dates through 2025. Certain of these lease arrangements provide the Company the ability to extend the lease from one to five years following the expiration of the current term. However, the Company may exclude lease extension options from its ROU assets and lease liabilities as the Company is not reasonably assured that it will exercise these options. None of the lease agreements contain residual value guarantees provided by the lessee. The Company also has one intercompany lease transaction which is a lease of office and manufacturing space between Fabritek and Fabrinet West.
As of June 25, 2021, the maturities of the Company’s operating lease liabilities were as follows:

(amount in thousands)
2022	$2,775
2023	2,676
2024	1,242
2025	41
Total undiscounted lease payments	6,734
Less imputed interest	(291)
Total present value of lease liabilities	$6,443	(1)
(1)Includes current portion of operating lease liabilities of $2.6 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term. Rental expense for long-term leases for the years ended June 25, 2021, June 26, 2020 and June 28, 2019 was $2.6 million, $2.1 million and $1.9 million, respectively. Rental expense for short-term leases for the years ended June 25, 2021, June 26, 2020 and June 28, 2019 was $0.3 million, $0.2 million and de minimis amount, respectively.
Finance leases
In connection with the acquisition of Fabrinet UK, the Company assumed the finance lease commitments for certain equipment, with various expiration dates through September 2020. The equipment can be purchased at pre-determined prices upon expiration of such contracts.
The following summarizes additional information related to the Company’s operating leases:

As of June 25, 2021
Weighted-average remaining lease term (in years)
Operating leases	2.7
Weighted-average discount rate
Operating leases	3.5%
The following information represents supplemental disclosure for the statement of cash flows related to operating leases:

(amount in thousands)	Year Ended June 25, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,603
Financing cash flows from finance leases	$100
ROU assets obtained in exchange for lease liabilities	$959

13.Property, plant and equipment, net
The components of property, plant and equipment, net were as follows:

(amount in thousands)	Land and Land Improvements	Building and Building Improvements	Manufacturing Equipment	Office Equipment	Motor Vehicles	Computers	Construction and Machinery Under Installation	Total
As of June 25, 2021
Cost	$45,125	$163,375	$213,981	$9,243	$627	$29,621	$9,377	$471,349
Less: Accumulated depreciation	(26)	(58,791)	(141,997)	(6,376)	(509)	(21,715)	—	(229,414)
Less: Impairment reserve	—	—	(804)	—	—	(2)	—	(806)
Net book value	$45,099	$104,584	$71,180	$2,867	$118	$7,904	$9,377	$241,129
As of June 26, 2020
Cost	$45,099	$145,912	$198,036	$5,600	$939	$16,766	$12,657	$425,009
Less: Accumulated depreciation	(17)	(51,393)	(127,397)	(4,135)	(678)	(12,273)	—	(195,893)
Less: Impairment reserve	—	—	(840)	—	—	(2)	—	(842)
Net book value	$45,082	$94,519	$69,799	$1,465	$261	$4,491	$12,657	$228,274
Leased assets included in manufacturing equipment comprise certain machine and equipment from finance lease agreements assumed from the acquisition of Fabrinet UK.

(amount in thousands)	As of June 25, 2021	As of June 26, 2020
Cost—Finance leases	$1,747	$1,992
Less: Accumulated depreciation	(1,747)	(1,199)
Net book value	$—	$793
Depreciation expense amounted to $34.7 million, $29.7 million and $28.7 million for the years ended June 25, 2021, June 26, 2020 and June 28, 2019, respectively, and has been allocated between cost of revenues and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
The cost of fully depreciated property, plant and equipment written-off during the years ended June 25, 2021, June 26, 2020 and June 28, 2019 amounted to $16.3 million, $2.9 million and $2.0 million, respectively.
During the years ended June 25, 2021, June 26, 2020 and June 28, 2019, the Company recognized impairment reserves for property, plant and equipment of $0.8 million, $0.8 million and $0.9 million, respectively.
During the years ended June 25, 2021, June 26, 2020 and June 28, 2019, the Company had no borrowing costs capitalized.

14.Intangibles
The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 25, 2021
Software	$9,767	$(6,632)	$—	$3,135
Customer relationships	4,373	(3,195)	58	1,236
Backlog	119	(119)	—	—
Total intangibles	$14,259	$(9,946)	$58	$4,371

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 26, 2020
Software	$8,317	$(5,577)	$—	$2,740
Customer relationships	4,373	(2,691)	(110)	1,572
Backlog	119	(119)	—	—
Total intangibles	$12,809	$(8,387)	$(110)	$4,312
In connection with the acquisition of Fabrinet UK, the Company recorded $4.4 million of customer relationships and $0.1 million of backlog in the consolidated balance sheets. As of June 25, 2021 and June 26, 2020, the weighted-average remaining life of customer relationships was 3.9 years and 4.6 years, respectively.
The Company recorded amortization expense relating to intangibles of $1.5 million, $1.3 million and $1.2 million for the years ended June 25, 2021, June 26, 2020 and June 28, 2019, respectively.
Based on the carrying amount of intangibles as of June 25, 2021, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousand)
2022	$1,614
2023	1,159
2024	821
2025	545
Thereafter	232
Total	$4,371

15.Borrowings
The Company’s total borrowings, including current and non-current portions of long-term borrowings, consisted of the following:
(amount in thousands)

Rate	Conditions	Maturity	As of June 25, 2021	As of June 26, 2020
Long-term borrowings, current portion, net:
Long-term borrowings, current portion			$12,188	$12,188
Less: Unamortized debt issuance costs—current portion			(32)	(32)
Long-term borrowings, current portion, net			$12,156	12,156
Long-term borrowings, non-current portion, net:
Term loan borrowings:
3-month LIBOR +1.35% per annum(1)	Repayable in quarterly installments	June 2024	39,609	51,797
Less: Current portion			(12,188)	(12,188)
Less: Unamortized debt issuance costs—non-current portion			(63)	(95)
Long-term borrowings, non-current portion, net			$27,358	$39,514
(1)We have entered into interest rate swaps that effectively fix a series of our future interest payments on our term loans. Refer to Note 7.
The movements of long-term borrowings were as follows for the years ended June 25, 2021 and June 26, 2020:

	Years ended
(amount in thousands)	June 25, 2021	June 26, 2020
Opening balance	$51,797	$60,938
Borrowings during the period	—	60,938
Repayments during the period	(12,188)	(70,079)
Closing balance	$39,609	$51,797
As of June 25, 2021, the future maturities of long-term borrowings during each fiscal year were as follows:

(amount in thousand)
2022	$12,187
2023	12,188
2024	12,187
2025	3,047
Total	$39,609
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
The term loan accrues interest at 3-month LIBOR plus 1.35% and is repayable in quarterly installments of $3.0 million, commencing on September 30, 2019. The term loan will mature on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be re-borrowed. During the year ended June 25, 2021, the Company recorded $0.7 million of interest expense in connection with this term loan.
Any borrowings under the Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt to equity ratio less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. As of June 25, 2021, the Company was in compliance with all of its financial covenants under the Term Loan Agreement.
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
As of June 25, 2021, there was $39.6 million outstanding under the term loan.
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
During the year ended June 26, 2020, the Company recorded $0.5 million of interest expense in connection with this term loan.
On September 10, 2019, the Company fully repaid $61.0 million in principal, accrued interest and other fees under the agreement. The early termination of this agreement did not trigger any early termination fees.

16.Severance liabilities
The following table provides information regarding severance liabilities:

	Years Ended
(amount in thousands)	June 25, 2021	June 26, 2020
Changes in severance liabilities
Balance, beginning of the fiscal year	$17,673	$15,473
Current service cost	$1,627	$1,907
Interest cost	515	462
Benefit paid	(1,198)	(48)
Actuarial(gain)loss on obligation	1,129	(117)
Foreign currency translation	36	(4)
Balance, end of the fiscal year	$19,782	$17,673
Changes in plan assets
Balance, beginning of the fiscal year	$294	$317
Actual return on plan assets	$19	$(34)
Employer contributions	43	18
Benefit paid	(34)	—
Foreign currency translation	34	(7)
Balance, end of the fiscal year	$356	$294
Underfunded status	$(19,426)	$(17,379)

The amount recognized in the consolidated balance sheets under non-current liabilities and non-current assets were determined as follows:

(amount in thousands)	As of June 25, 2021	As of June 26, 2020
Non-current assets	$59	$—
Non-current liabilities	$19,485	$17,379
The following table provides information regarding accumulated benefit obligations:

(amount in thousands)	As of June 25, 2021	As of June 26, 2020
Accumulated benefit obligations	$13,581	$11,864
The following table sets forth the plan assets at fair value as of June 25, 2021 and June 26, 2020.

(amount in thousands)		Fair value measurement as of June 25, 2021
	Total	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other(1)	$356	$211	$145
Total Assets	$356	$211	$145

(amount in thousands)		Fair value measurement as of June 26, 2020
	Total	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other(1)	$294	$160	$134
Total Assets	$294	$160	$134
(1)The “Other” category represents the bid value of the trustees’ insurance policy held with Old Mutual Wealth and the value of assets held with Royal London.
The Trustees have chosen to invest in the following funds:

	% of Total
Fund	As of June 25, 2021	As of June 26, 2020
Old Mutual Wealth Invesco Perpetual High Income	—%	38%
Old Mutual Wealth Creation Balanced Portfolio	59%	17%
Royal London Deposit Administration	41%	45%
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
The principal actuarial assumptions used were as follows:
Weighted average actuarial assumptions used to determine severance liabilities

Years Ended
	June 25, 2021	June 26, 2020	June 28, 2019
Discount rate	0.2% - 2.9%	0.4% - 3.1%	2.3% - 3.2%
Future salary increases	3.5% - 10.0%	3.5% - 10.0%	3.5% - 10.0%
Weighted average actuarial assumptions used to determine benefit costs

	Years Ended
	June 25, 2021	June 26, 2020	June 28, 2019
Discount rate	0.4% - 3.1%	2.3% - 3.2%	2.5% - 3.7%
Expected long-term rate of return on assets	2.3%	2.1%	1.6%

17.Share-based compensation
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

The effect of recording share-based compensation expense for the years ended June 25, 2021, June 26, 2020 and June 28, 2019 was as follows:

	Years Ended
(amount in thousands)	June 25, 2021	June 26, 2020	June 28, 2019
Share-based compensation expense by type of award:
Restricted share units	$16,725	$16,555	$14,691
Performance share units	8,737	5,648	2,466
Total share-based compensation expense	25,462	22,203	17,157
Tax effect on share-based compensation expense	—	—	—
Net effect on share-based compensation expense	$25,462	$22,203	$17,157
Share-based compensation expense was recorded in the consolidated statements of operations and comprehensive income as follows:

	Years Ended
(amount in thousands)	June 25, 2021	June 26, 2020	June 28, 2019
Cost of revenue	$6,185	$6,098	$5,656
Selling, general and administrative expense	19,277	16,105	11,501
Total share-based compensation expense	$25,462	$22,203	$17,157
The Company did not capitalize any share-based compensation expense as part of any asset costs during the years ended June 25, 2021, June 26, 2020 and June 28, 2019.
Share-based award activity
On December 12, 2019, the Company’s shareholders approved Fabrinet’s 2020 Equity Incentive Plan (the “2020 Plan”). Upon the approval of the 2020 Plan, Fabrinet’s Amended and Restated 2010 Performance Incentive Plan (the “2010 Plan”) was simultaneously terminated. The 2020 Plan provides for the grant of equity awards thereunder with respect to (i) 1,700,000 ordinary shares, plus (ii) up to 1,300,000 ordinary shares that, as of immediately prior to the termination of the 2010 Plan, had been reserved but not issued pursuant to any awards granted under the 2010 Plan and are not subject to any awards thereunder. Upon termination of the 2010 Plan, 1,281,619 ordinary shares were reserved for issuance under the 2020 Plan pursuant to clause (ii) of the preceding sentence. As of June 25, 2021, there were 238,302 restricted share units outstanding, 188,554 performance share units outstanding and 2,508,074 ordinary shares available for future grant under the 2020 Plan.
As of June 25, 2021, there were 391,409 restricted share units outstanding and 238,474 performance share units outstanding under the 2010 Plan. No ordinary shares are available for future grant under the 2010 Plan.
On November 2, 2017, the Company adopted the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”) with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual. As of June 25, 2021, there were an aggregate of 12,164 restricted share units outstanding and 111,347 ordinary shares available for future grant under the 2017 Inducement Plan.
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
Performance share units granted to executives will vest, if at all, at the end of a two-year performance period based on the Company’s achievement of pre-defined performance criteria, which consist of revenue and non-U.S. GAAP gross margin or operating margin targets. The actual number of performance share units that may vest at the end of the performance period ranges from 0% to 100% of the award grant.
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 29, 2018	1,073,580	$35.19
Granted	391,328	$50.02
Issued	(515,482)	$34.18
Forfeited	(148,675)	$38.42
Balance as of June 28, 2019	800,751	$42.48
Granted	367,088	$50.87
Issued	(335,355)	$40.98
Forfeited	(34,727)	$44.59
Balance as of June 26, 2020	797,757	$46.88
Granted	230,759	$70.53
Issued	(358,508)	$45.39
Forfeited	(28,133)	$57.86
Balance as of June 25, 2021	641,875	$55.74
Expected to vest as of June 25, 2021	524,218	$55.98
The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 29, 2018	605,892	$38.41
Granted	201,994	$48.02
Issued	(227,268)	40.48
Forfeited	(32,118)	40.47
Balance as of June 28, 2019	548,500	$40.97
Granted	242,310	$48.65
Issued	—	$—
Forfeited	(350,670)	$36.99
Balance as of June 26, 2020	440,140	$48.37
Granted	184,718	$69.85
Issued	(82,185)	48.02
Forfeited	(115,645)	$48.02
Balance as of June 25, 2021	427,028	$57.82
Expected to vest as of June 25, 2021	388,864	$58.72
The fair value of restricted share units and performance share units is based on the market value of our ordinary shares on the date of grant.
The total fair value of restricted share units and performance share units vested during the years ended June 25, 2021, June 26, 2020 and June 28, 2019 was $22.1 million, $13.7 million and $26.8 million, respectively. The aggregate intrinsic value of restricted share units and performance share units outstanding as of June 25, 2021 was $101.9 million.
As of June 25, 2021, there was $10.2 million and $7.3 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.3 years and 1.1 years, respectively.

For the years ended June 25, 2021 and June 26, 2020, the Company withheld an aggregate of 163,615 shares and 94,141 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle the employees’ minimum statutory obligation for the applicable income and other employment taxes. For the years ended June 25, 2021 and June 26, 2020, the Company then remitted cash of $11.6 million and $4.9 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the consolidated statements of cash flows. The payment had the effect of reducing the number of shares that the Company would have issued on the vesting date and was recorded as a reduction of additional paid-in capital.
18.Employee benefit plans
Employee contribution plan
The Company operates a defined contribution plan, known as a provident fund, in its subsidiaries in Thailand and the United Kingdom. The assets of these plans are in separate trustee-administered funds. The provident fund is funded by matching payments from employees and by the subsidiaries on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company’s contributions to the provident fund amounted to $6.0 million, $5.5 million and $4.8 million during the years ended June 25, 2021, June 26, 2020 and June 28, 2019, respectively.
The Company sponsors the Fabrinet U.S. 401(k) Retirement Plan (“401(k) Plan”), a Defined Contribution Plan under ERISA, at its subsidiaries in the United States which provides retirement benefits for eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 80% of their annual compensation, subject to annual contributions limits established by the Internal Revenue Service. The Company provides for a 100% match of employees’ contributions to the 401(k) Plan up to the first 6% of annual compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $0.8 million, $0.7 million and $0.8 million during the years ended June 25, 2021, June 26, 2020 and June 28, 2019, respectively.
Executive incentive plan and employee performance bonuses
For the years ended June 25, 2021 and June 26, 2020, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and non-U.S. GAAP operating margin or gross margin targets. During the years ended June 25, 2021, June 26, 2020 and June 28, 2019, discretionary merit-based bonus awards were also available to Fabrinet’s non-executive employees.
Bonus distributions to employees were $8.9 million, $8.7 million and $7.6 million for the years ended June 25, 2021, June 26, 2020 and June 28, 2019, respectively.
19.Shareholders’ equity
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the year ended June 25, 2021, Fabrinet issued 277,078 ordinary shares upon the vesting of restricted share units and performance share units, net of shares withheld.
For the year ended June 26, 2020, Fabrinet issued 241,214 ordinary shares upon the vesting of restricted share units and performance share units, net of shares withheld.
For the year ended June 28, 2019, Fabrinet issued 507,020 ordinary shares upon the vesting of restricted share units, net of shares withheld.
All such issued shares are fully paid.
Treasury shares
In August 2017, the Company’s board of directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, May 2019 and August 2020, the Company’s board of directors approved an increase of $30.0 million, $50.0 million and 58.5 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $168.5 million.
During the year ended June 25, 2021, the Company repurchased 239,486 shares under the program at an average price per share (excluding other direct costs) of $78.66, totaling $18.8 million. As of June 25, 2021, the Company had a remaining authorization to repurchase up to $81.2 million of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.
20.Accumulated other comprehensive income (loss) (“AOCI”)
The changes in AOCI for the years ended June 25, 2021 and June 26, 2020 were as follows:

(amount in thousands)	Unrealized Gains (Losses) on Available-for-sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 28, 2019	$952	$32	$(2,537)	$(833)	$(2,386)
Other comprehensive income before reclassification	634	171	—	(397)	408
Amounts reclassified from AOCI	(96)	399	528	—	831
Tax effects	—	—	—	—	—
Other comprehensive income	538	570	528	(397)	1,239
Balance as of June 26, 2020	1,490	602	(2,009)	(1,230)	(1,147)
Other comprehensive income before reclassification	(1,003)	(4,570)	—	585	(4,988)
Amounts reclassified from AOCI	(179)	(536)	584	—	(131)
Tax effects	—	—	—	—	—
Other comprehensive income	(1,182)	(5,106)	584	585	(5,119)
Balance as of June 25, 2021	$308	$(4,504)	$(1,425)	$(645)	$(6,266)
The following table presents the pre-tax amounts reclassified from AOCI into the consolidated statements of operations and comprehensive income for the years ended June 25, 2021 and June 26, 2020, respectively.

(amount in thousands)		Years ended
AOCI components	Financial statements line item	June 25, 2021	June 26, 2020
Unrealized gains (losses) on available-for-sale securities	Interest income	$(179)	$(96)
Unrealized gains(losses)on derivative instruments	Cost of revenues	(966)	2,512
Unrealized gains(losses)on derivative instruments	Selling, general and administrative expenses	(40)	105
Unrealized gains(losses)on derivative instruments	Foreign exchange loss, net	1,769	(998)
Unrealized gains(losses)on derivative instruments	Interest expense	(1,299)	(1,220)
Retirement benefit plan – Prior service cost	Selling, general and administrative expenses	584	528
Total amounts reclassified from AOCI		$(131)	$831

21.Commitments and contingencies
Letter of credit and bank guarantees
As of June 25, 2021, the Company had no outstanding standby letter of credit.
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
As of June 25, 2021 and June 26, 2020, there were outstanding bank guarantees given by a bank on behalf of our subsidiary in Thailand for electricity usage and other normal business expenses totaling $1.6 million or Thai Baht 50.2 million and there were other bank guarantees given by a bank on behalf of our subsidiaries in the PRC and the U.K. to support their operations. As of June 25, 2021, the Company had an outstanding bank guarantee of its subsidiary in the PRC to support the subsidiary's operations totaling RMB 1.0 million. The bank guarantee was backed by cash collateral of $0.2 million. The bank guarantee given on behalf of our subsidiary in the U.K. was not material. As of June 26, 2020, these bank guarantees were not material.
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
As of June 25, 2021, the Company had purchase obligations and other commitments to third parties of $918.7 million.
Capital expenditure
In December 2020, the Company entered into a construction contract with a local contractor for construction of a new manufacturing building at the Company’s Chonburi campus. The contract price is approximately $50.3 million.
In June 2021, the Company entered into an agreement to purchase a parcel of land in Pathumthani, Thailand to expand the Company's Pinehurst campus. The aggregate purchase price was approximately $13.2 million or Thai Baht 418.8 million, of which the Company paid a 10% deposit on May 14, 2021 and fully paid the remainder on June 29, 2021.
As of June 25, 2021 and prior to paying the remaining 90% of the Pathumthani land purchase price, the Company had total outstanding capital expenditure commitments to third parties of $66.6 million.
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
22.Business segments and geographic information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is Fabrinet’s Chief Executive Officer. As of June 25, 2021, June 26, 2020 and June 28, 2019, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
Total revenues are attributed to a particular geographic area based on the bill-to-location of the Company’s customer. The Company operates in three geographic regions: North America, Asia-Pacific and Europe.
The following table presents total revenues by geographic regions:

	Years Ended
(amount in thousands)	June 25, 2021	June 26, 2020	June 28, 2019
North America
U.S.	884,862	829,567	753,901
Others (1)	2,674	1,321	2,377
Total revenue in North America	887,536	830,888	756,278
Asia-Pacific and others
Malaysia	157,213	190,574	192,048
India	152,249	91	38
Israel	107,584	315	361
Hong Kong	87,235	92,655	110,732
Japan	69,779	101,588	122,226
China	51,597	48,192	62,262
Thailand	27,081	98,330	92,970
Others	15,859	21,178	27,749
Total revenue in Asia-Pacific and others	668,597	552,923	608,386
Europe
Ireland	193,103	110,747	109,890
U.K.	60,516	67,589	31,164
Germany	28,163	45,628	37,431
Others	41,435	34,061	41,186
Total revenue in Europe	$323,217	$258,025	$219,671
Total revenue	$1,879,350	$1,641,836	$1,584,335
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each year presented is $0.
The following table presents revenues by end market:

	Years Ended
(amount in thousands)	June 25, 2021	June 26, 2020	June 28, 2019
Optical communications	$1,441,338	$1,248,174	$1,184,936
Lasers, sensors, and other	438,012	393,662	399,399
Total	$1,879,350	$1,641,836	$1,584,335

The following table presents long-lived assets by the country in which they are based:

	Years Ended
(amount in thousands)	June 25, 2021	June 26, 2020	June 28, 2019
Long-Lived Assets:
Thailand	$190,843	$175,738	$160,273
U.S.	27,403	29,507	31,323
China	14,977	14,476	15,014
Israel	5,271	5,224	2
U.K.	2,223	2,956	3,721
Cayman Islands	412	373	353
	241,129	228,274	210,686
Significant customers
Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Years Ended
	June 25, 2021	June 26, 2020	June 28, 2019
Cisco Systems Inc. (1)	13.9%	*	*
Lumentum Operations LLC	13.6%	19.0%	20.0%
Infinera Corporation	11.6%	10.0%	*
Acacia Communications Inc.	*	10.2%	*
*Represents less than 10% of total revenues.
(1)Inclusive of revenue from Acacia Communications, Inc. from March 1, 2021
Accounts receivable from individual customers representing 10% or more of accounts receivable as of June 25, 2021 and June 26, 2020, respectively, were as follows:

	As of June 25, 2021	As of June 26, 2020
Infinera Corporation	18.6%	*
Lumentum Operations LLC	11.6%	20.0%
Cisco Systems Inc. (1)	15.0%	*
Acacia Communications, Inc.	*	13.4%
*Represents less than 10% of accounts receivable.
(1)Includes of Acacia Communications Inc. as of June 25, 2021
23.Financial instruments
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
The Company enters into short-term foreign currency forward and option contracts to manage foreign currency exposures associated with certain assets, liabilities and other forecasted foreign currency transactions and may designate these instruments as hedging instruments. The foreign currency forward and option contracts generally have maturities of up to twelve months. All foreign currency exchange contracts are recognized on the consolidated balance sheets at fair value. Gain or loss on the Company’s derivative instruments generally offset the assets, liabilities under master netting arrangement and transactions economically hedged.
Foreign currency risk
The Company operates internationally and is exposed to foreign exchange risk arising from various currency exposures primarily with respect to the Thai baht, RMB and Pound Sterling ("GBP").
As of June 25, 2021 and June 26, 2020, the Company had outstanding foreign currency assets and liabilities as follows:

	As of June 25, 2021		As of June 26, 2020
(amount in thousands)	Currency	$	Currency	$
Assets
Thai baht	1,472,249	$46,312	667,955	$21,617
RMB	98,056	15,145	158,060	22,402
GBP	5,111	7,119	6,220	7,726
Total		$68,576		$51,745
Liabilities
Thai baht	2,250,514	$70,793	2,102,392	$68,039
RMB	40,112	6,195	42,586	6,036
GBP	2,656	3,699	1,545	1,919
Total		$80,687		$75,994
The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. The Company manages its exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 25, 2021 there were $130.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 26, 2020, there were $125.0 million of foreign currency forward contracts and $1.0 million of foreign currency option contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses and other payables. As of June 25, 2021 and June 26, 2020, there were no derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, inventory and property, plant and equipment. The GBP liabilities represent trade accounts payable. As of June 25, 2021 and June 26, 2020, there were no derivative contracts denominated in GBP.
For fiscal year 2021, fiscal year 2020, and fiscal year 2019, the Company recorded unrealized loss of $1.5 million, unrealized loss of $1.2 million, and unrealized gain of $4.8 million, respectively, related to derivatives that are not designated as hedging instruments in its consolidated statements of operations and comprehensive income.
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

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
ITEM 9A.CONTROLS AND PROCEDURES.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 25, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of June 25, 2021. In making this assessment, management used the criteria described in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of the end of fiscal year 2021, based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO. The effectiveness of our internal control over financial reporting as of June 25, 2021 has been audited by PricewaterhouseCoopers ABAS Ltd., an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.OTHER INFORMATION.
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2021 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “2021 Proxy Statement”).
ITEM 11.EXECUTIVE COMPENSATION.
Information responsive to this item is incorporated herein by reference to our 2021 Proxy Statement.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information responsive to this item is incorporated herein by reference to our 2021 Proxy Statement.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information responsive to this item is incorporated herein by reference to our 2021 Proxy Statement.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information responsive to this item is incorporated herein by reference to our 2021 Proxy Statement.

PART IV
ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
(a)The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:
1.Financial Statements: See Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules: All schedules are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.
3.Exhibits: We have filed, or incorporated by reference into this Annual Report on Form 10-K, the exhibits listed in Item 15(b) of this Annual Report on Form 10-K.
(b)Exhibits:
EXHIBIT INDEX

				Incorporated by reference herein

Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.

3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	3.1	May 3, 2010	333-163258

4.1	Specimen Ordinary Share Certificate	S-1/A	4.1	June 14, 2010	333-163258

4.2	Description of Fabrinet’s Securities	10-K	4.2	August 20, 2019	001-34775

10.1.1+	2010 Performance Incentive Plan, as amended and restated	8-K	10.1	December 15, 2017	001-34775

10.1.2+	2010 Performance Incentive Plan – Form of Restricted Share Unit Agreement	10-Q	10.4	February 5, 2013	001-34775

10.1.3+	2010 Performance Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	10-Q	10.5	November 9, 2016	001-34775

10.2.1+	2017 Inducement Equity Incentive Plan	S-8	99.1.1	November 8, 2017	333-221423

10.2.2+	2017 Inducement Equity Incentive Plan – Form of Restricted Share Unit Agreement	S-8	99.1.2	November 8, 2017	333-221423

10.2.3+	2017 Inducement Equity Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	S-8	99.1.3	November 8, 2017	333-221423

10.3.1+	2020 Equity Incentive Plan	S-8	99.1	December 12, 2019	333-235462

10.3.2+	2020 Equity Incentive Plan – Form of Restricted Share Unit Agreement	S-8	99.2	December 12, 2019	333-235462

10.3.3+	2020 Equity Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	S-8	99.3	December 12, 2019	333-235462

				Incorporated by reference herein

Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.

10.4+	Offer letter, dated September 20, 2017, by and between Seamus Grady and Fabrinet	8-K	10.1	September 25, 2017	001-34755

10.5+	Change in Control and Severance Agreement, dated February 26, 2019, by and between Seamus Grady and Fabrinet	8-K	10.1	February 28, 2019	001-34755

10.6+	Amended and Restated Offer Letter, dated January 9, 2018, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	8-K	10.1	May 8, 2018	001-34755

10.7+	Employment Agreement, dated July 1, 2007, by and between Dr. Harpal Gill and Fabrinet Co., Ltd.	S-1	10.5	November 7, 2007	333-147191

10.8+	Separation Agreement and Release, dated February 12, 2021, by and between Toh-Seng Ng and Fabrinet USA, Inc.	10-Q	10.1	May 4, 2021	001-34755

10.9+	Amended and restated offer letter, dated March 17, 2020, between Csaba Sverha and Fabrinet USA, Inc.	10-Q	10.2	May 5, 2020	001-34755

10.10+	Description of Fiscal Year 2022 Executive Incentive Plan	8-K, Item 5.02	N/A	August 16, 2021	001-34755

10.11+	Description of Fiscal Year 2021 Executive Incentive Plan	8-K, Item 5.02	N/A	August 17, 2020	001-34755

10.12+	Form of Indemnification Agreement	S-1/A	10.1	January 28, 2010	333-163258

10.13	Manufacturing Agreement, dated May 29, 2005, by and between the registrant and FBN New Jersey Holdings Corp.	S-1	10.1	November 7, 2007	333-147191

10.14	Manufacturing Agreement, dated January 2, 2000, by and between the registrant and Fabrinet Co., Ltd.	S-1	10.11	November 7, 2007	333-147191

10.15	Administrative Services Agreement, dated January 2, 2000, by and between the registrant and Fabrinet USA, Inc.	S-1	10.12	November 7, 2007	333-147191

10.16	Administrative Services Agreement, dated July 3, 2008, by and between the registrant and Fabrinet Pte. Ltd.	S-1	10.14	November 20, 2009	333-163258

10.17	Credit Facility Agreement, dated as of August 20, 2019, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	8-K	10.1	September 12, 2019	001-34775

10.18	Term Loan Agreement, dated as of August 20, 2019, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	8-K	10.2	September 12, 2019	001-34775

21.1	List of Subsidiaries	10-K	21.1	August 17, 2021	001-34775

23.1	Consent of PricewaterhouseCoopers ABAS Ltd.

Incorporated by reference herein

Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________
+      Indicates management contract or compensatory plan.
(c)Financial Statement Schedules: See Item 15(a)(2), above.

ITEM 16.FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 17, 2021.

FABRINET

By:	/S/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President and Chief Financial Officer

Exhibit 24.1
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

Signature	Title	Date

/S/ SEAMUS GRADY	Chief Executive Officer (Principal Executive Officer) and Director	August 17, 2021
Seamus Grady

/S/ CSABA SVERHA	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 17, 2021
Csaba Sverha

/S/ DAVID T. MITCHELL	Chairman of the Board of Directors	August 17, 2021
David T. Mitchell

/S/ HOMA BAHRAMI	Director	August 17, 2021
Homa Bahrami

/S/ GREGORY P. DOUGHERTY	Director	August 17, 2021
Gregory P. Dougherty

/S/ THOMAS F. KELLY	Director	August 17, 2021
Thomas F. Kelly

/S/ FRANK H. LEVINSON	Director	August 17, 2021
Frank H. Levinson

/S/ ROLLANCE E. OLSON	Director	August 17, 2021
Rollance E. Olson