Form 10-Q
period 2021-09-24
Fabrinet
filed 2021-11-02
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 24, 2021
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

c/o Intertrust Corporate Services
One Nexus Way, Camana Bay
Grand Cayman
Cayman Islands
(Address of principal executive offices)
KY1-9005
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 22, 2021, the registrant had 37,018,474 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM 10-Q
QUARTER ENDED SEPTEMBER 24, 2021

Page No.
RISK FACTORS SUMMARY	4
PART I. FINANCIAL INFORMATION	6

Item 1. Financial Statements	6

Condensed Consolidated Balance Sheets as of September 24, 2021 and June 25, 2021 (unaudited)	6

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended September 24, 2021 and September 25, 2020 (unaudited)	7

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended September 24, 2021 and September 25, 2020 (unaudited)	8

Condensed Consolidated Statements of Cash Flows for the three months ended September 24, 2021 and September 25, 2020 (unaudited)	9

Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION	43

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 6. Exhibits	61

Signature	62

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

•Natural disasters, epidemics, acts of terrorism and other political and economic developments could harm our business, financial condition and operating results.

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	September 24, 2021	June 25, 2021
Assets
Current assets
Cash and cash equivalents	$269,911	$302,969
Short-term investments	258,501	244,963
Trade accounts receivable, net of allowance for doubtful accounts of $99 and $100, respectively	346,689	336,547
Contract assets	13,120	11,878
Inventories	465,251	422,133
Prepaid expenses	10,404	11,398
Other current assets	24,729	22,619
Total current assets	1,388,605	1,352,507
Non-current assets
Long-term restricted cash	155	154
Property, plant and equipment, net	271,659	241,129
Intangibles, net	4,107	4,371
Operating right-of-use assets	6,086	6,699
Deferred tax assets	9,491	9,428
Other non-current assets	518	1,834
Total non-current assets	292,016	263,615
Total Assets	$1,680,621	$1,616,122
Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$12,156	$12,156
Trade accounts payable	373,663	346,555
Fixed assets payable	24,174	19,206
Contract liabilities	1,755	1,680
Operating lease liabilities, current portion	2,613	2,593
Income tax payable	2,776	3,612
Accrued payroll, bonus and related expenses	19,336	20,464
Accrued expenses	20,147	17,134
Other payables	22,599	20,958
Total current liabilities	479,219	444,358
Non-current liabilities
Long-term borrowings, non-current portion, net	24,319	27,358
Deferred tax liability	5,425	5,107
Operating lease liability, non-current portion	3,220	3,850
Severance liabilities	19,157	19,485
Other non-current liabilities	3,279	3,444
Total non-current liabilities	55,400	59,244
Total Liabilities	534,619	503,602
Commitments and contingencies (Note 17)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of September 24, 2021 and June 25, 2021)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,000,843 shares and 38,749,045 shares issued at September 24, 2021 and June 25, 2021, respectively; and 37,017,254 shares and 36,765,456 shares outstanding at September 24, 2021 and June 25, 2021, respectively)	390	388
Additional paid-in capital	179,670	189,445
Less: Treasury shares (1,983,589 shares and 1,983,589 shares as of September 24, 2021 and June 25, 2021 respectively)	(87,343)	(87,343)
Accumulated other comprehensive income (loss)	(7,662)	(6,266)
Retained earnings	1,060,947	1,016,296
Total Shareholders’ Equity	1,146,002	1,112,520
Total Liabilities and Shareholders’ Equity	$1,680,621	$1,616,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
(in thousands of U.S. dollars, except per share data)	September 24, 2021	September 25, 2020
Revenues	$543,322	$436,639
Cost of revenues	(479,725)	(386,159)
Gross profit	63,597	50,480
Selling, general and administrative expenses	(20,587)	(16,863)
Operating income	43,010	33,617
Interest income	761	1,104
Interest expense	(36)	(251)
Foreign exchange gain (loss), net	1,772	128
Other income (expense), net	(260)	121
Income before income taxes	45,247	34,719
Income tax expense	(596)	(1,668)
Net income	44,651	33,051
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	(213)	(325)
Change in net unrealized gain (loss) on derivative instruments	(1,217)	(3,208)
Change in net retirement benefits plan – prior service cost	198	173
Change in foreign currency translation adjustment	(164)	603
Total other comprehensive income (loss), net of tax	(1,396)	(2,757)
Net comprehensive income (loss)	$43,255	$30,294
Earnings per share
Basic	$1.21	$0.90
Diluted	$1.20	$0.88
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	36,877	36,818
Diluted	37,328	37,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended September 24, 2021

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 25, 2021	38,749,045	$388	$189,445	$(87,343)	$(6,266)	$1,016,296	$1,112,520
Net income	—	—	—	—	—	44,651	44,651
Other comprehensive income (loss)	—	—	—	—	(1,396)	—	(1,396)
Share-based compensation	—	—	9,292	—	—	—	9,292
Issuance of ordinary shares	251,798	2	(2)	—	—	—	—
Tax withholdings related to net share settlement of restricted share units	—	—	(19,065)	—	—	—	(19,065)
Balances at September 24, 2021	39,000,843	$390	$179,670	$(87,343)	$(7,662)	$1,060,947	$1,146,002
For the Three Months Ended September 25, 2020

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 26, 2020	38,471,967	$385	$175,610	$(68,501)	$(1,147)	$868,062	$974,409
Net income	—	—	—	—	—	33,051	33,051
Other comprehensive income (loss)	—	—	—	—	(2,757)	—	(2,757)
Cumulative effect adjustment from adoption of ASC 326	—	—	—	—	—	(107)	(107)
Share-based compensation	—	—	6,027	—	—	—	6,027
Issuance of ordinary shares	208,692	2	(2)	—	—	—	—
Tax withholdings related to net share settlement of restricted share units	—	—	(9,920)	—	—	—	(9,920)
Balances at September 25, 2020	38,680,659	$387	$171,715	$(68,501)	$(3,904)	$901,006	$1,000,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(in thousands of U.S. dollars)	September 24, 2021	September 25, 2020
Cash flows from operating activities
Net income for the period	$44,651	$33,051
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,535	8,570
(Gain) loss on disposal of property, plant and equipment	(98)	(19)
(Gain) loss from sales and maturities of available-for-sale securities	(13)	—
Amortization of investment discount	1,109	481
Amortization of deferred debt issuance costs	8	8
(Reversal of) allowance for doubtful accounts	(1)	(257)
Unrealized (gain) loss on exchange rate and fair value of foreign currency forward contracts	(1,436)	(890)
Amortization of fair value at hedge inception of interest rate swaps	(268)	(359)
Share-based compensation	9,292	6,027
Deferred income tax	(104)	56
Other non-cash expenses	257	96
Changes in operating assets and liabilities
Trade accounts receivable	(10,160)	(16,497)
Contract assets	(1,242)	1,499
Inventories	(43,135)	(29,643)
Other current assets and non-current assets	(385)	7,812
Trade accounts payable	27,541	33,546
Contract liabilities	75	(590)
Income tax payable	(747)	871
Severance liabilities	893	745
Other current liabilities and non-current liabilities	3,243	(10,001)
Net cash provided by operating activities	39,015	34,506
Cash flows from investing activities
Purchase of short-term investments	(78,101)	(79,103)
Proceeds from sales of short-term investments	19,463	—
Proceeds from maturities of short-term investments	43,791	33,750
Purchase of property, plant and equipment	(34,616)	(12,572)
Purchase of intangibles	(321)	(530)
Proceeds from disposal of property, plant and equipment	145	21
Net cash used in investing activities	(49,639)	(58,434)
Cash flows from financing activities
Repayment of long-term borrowings	(3,047)	(3,047)
Repayment of finance lease liability	—	(100)
Withholding tax related to net share settlement of restricted share units	(19,065)	(9,920)
Net cash used in financing activities	(22,112)	(13,067)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(32,736)	$(36,995)
Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at the beginning of period	$303,123	$232,832
Increase (decrease) in cash, cash equivalents and restricted cash	(32,736)	(36,995)
Effect of exchange rate on cash, cash equivalents and restricted cash	(321)	766
Cash, cash equivalents and restricted cash at the end of period	$270,066	$196,603
Non-cash investing and financing activities
Construction, software and equipment-related payables	$24,174	$9,616

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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(amount in thousands)	As of September 24, 2021	As of September 25, 2020
Cash and cash equivalents	$269,911	$189,201
Restricted cash	155	7,402
Cash, cash equivalents and restricted cash	$270,066	$196,603

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
2.Accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of September 24, 2021 and for the three months ended September 24, 2021 and September 25, 2020 include normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 25, 2021.
The balance sheet as of June 25, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three months ended September 24, 2021 may not be indicative of results for the year ending June 24, 2022 or any future periods.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of total revenues and expenses during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for doubtful accounts, allowance for expected credit losses, income taxes, inventory obsolescence, goodwill and valuation of intangible assets related to business acquisition, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that the Company's estimates or assumptions prove to be different from actual results, adjustments will be made in subsequent periods to reflect more current information. Additionally, the extent to which the evolving COVID-19 pandemic impacts the Company’s unaudited condensed consolidated financial statements will depend on a number of factors, including the magnitude and duration of the pandemic. These estimates may change, as new events occur and additional information is obtained, as well as upon the occurrence of other factors related to the COVID-19 pandemic that could result in material impacts to the Company's unaudited condensed consolidated financial statements in future reporting periods.

Fiscal years
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended September 24, 2021 and September 25, 2020 each consisted of 13 weeks. Fiscal year 2022 will be comprised of 52 weeks and will end on June 24, 2022.
Adoption of New Accounting Standards
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this standard in the first quarter of fiscal year 2022 with no material impact on its unaudited condensed consolidated financial statements.
3.Revenues from contracts with customers
Revenue by Geographic Area and End Market
Revenues are attributed to a particular geographic area based on the bill-to-location of the Company’s customers. The Company operates in three geographic regions: North America, Asia-Pacific and others and Europe.
The following table presents total revenues by geographic region:

(amount in thousands, except percentages)	Three Months Ended September 24, 2021	As a % of Total Revenues	Three Months Ended September 25, 2020	As a % of Total Revenues
North America
U.S.	245,274		206,950
Others	1,316		452
Total revenue in North America	246,590	45.4%	207,402	47.5%
Asia-Pacific and others
India	64,932	(1)	19
Malaysia	51,749		43,911
Israel	27,634		30,115
Hong Kong	21,031		23,505
Japan	14,977		20,332
China	13,635		13,787
Others	12,225		13,977
Total revenue in Asia-Pacific and others	206,183	37.9%	145,646	33.4%
Europe
Ireland	49,484		53,611
U.K.	19,578		15,311
Germany	8,425		5,799
Others	13,062		8,870
Total revenue in Europe	$90,549	16.7%	$83,591	19.1%
Total revenue	$543,322	100.0%	$436,639	100.0%
(1)Due to change in bill-to-location for certain customer.

The following table presents revenues by end market.

(amount in thousands, except percentages)	Three Months Ended September 24, 2021	As a % of Total Revenues	Three Months Ended September 25, 2020	As a % of Total Revenues
Optical communications	$427,301	78.6%	$343,917	78.8%
Lasers, sensors and other	116,021	21.4%	92,722	21.2%
Total	$543,322	100.0%	$436,639	100.0%

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
The following tables summarize the activity in the Company’s contract assets and contract liabilities during the three months ended September 24, 2021:

(amount in thousands)	Contract Assets
Beginning balance, June 25, 2021	$11,878
Revenue recognized	13,197
Amounts collected or invoiced	(11,955)
Ending balance, September 24, 2021	$13,120

(amount in thousands)	Contract Liabilities
Beginning balance, June 25, 2021	$1,680
Advance payment received during the period	1,941
Revenue recognized	(1,866)
Ending balance, September 24, 2021	$1,755

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
Earnings per ordinary share was calculated as follows:

	Three Months Ended
(amount in thousands, except per share amounts)	September 24, 2021	September 25, 2020
Net income attributable to shareholders	$44,651	$33,051
Weighted-average number of ordinary shares outstanding (thousands of shares)	36,877	36,818
Incremental shares arising from the assumed vesting of restricted share units and performance share units (thousands of shares)	451	565
Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,328	37,383
Basic earnings per ordinary share	$1.21	$0.90
Diluted earnings per ordinary share	$1.20	$0.88
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (thousands of shares)(1)	—	61
(1)These performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.

5.Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments are as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of September 24, 2021
Cash	$223,409	$—	$223,409	$—	$—
Cash equivalents	46,502	—	46,502	—	—
Liquidity funds	31,278	—	—	—	31,278
Corporate debt securities	203,069	9	—	203,078	—
U.S. agency and U.S. Treasury securities	24,058	87	—	24,145	—
Total	$528,316	$96	$269,911	$227,223	$31,278

As of June 25, 2021
Cash	$222,664	$—	$222,664	$—	$—
Cash equivalents	80,305	—	80,305	—	—
Liquidity funds	30,000	1,226	—	—	31,226
Certificates of deposit	10,500	—	—	—	10,500
Corporate debt securities	171,626	164	—	171,790	—
U.S. agency and U.S. Treasury securities	31,301	146	—	31,447	—
Total	$546,396	$1,536	$302,969	$203,237	$41,726

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
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale securities based on stated effective maturities as of September 24, 2021 and June 25, 2021:

	September 24, 2021		June 25, 2021
(amount in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$69,219	$69,211	$30,000	$31,226
Due between one to five years	189,186	189,290	202,927	203,237
Total	$258,405	$258,501	$232,927	$234,463

As of September 24, 2021, the Company considered the decline in market value of its available-for-sale debt securities by using the AFS debt security impairment model. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The Company assesses impairment at the individual security level according to applicable accounting standards by comparing fair value/market value with amortized cost. The Company considered factors such as the failure of the issuer of the security to make scheduled interest and principal payments and any changes to the credit rating of the security by a rating agency. The credit ratings of the Company's invested securities are still in compliance with the Company's investment policy. No impairment losses on available-for-sale debt securities were recorded for the three months ended September 24, 2021.

The following table summarizes the carrying cost of short-term investments classified as held-to-maturity securities based on stated effective maturities as of September 24, 2021 and June 25, 2021:

(amount in thousands)	As of September 24, 2021		As of June 25, 2021
Due within one year	$—	(1)	$10,500
Due between one to five years	—		—
Total	$—		$10,500
(1)Short-term investments classified as held-to-maturity securities as of June 25, 2021 matured in July 2021.
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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of September 24, 2021
Assets
Cash equivalents	$—	$46,502		$—	$46,502
Liquidity funds	—	31,278		—	31,278
Corporate debt securities	—	203,078		—	203,078
U.S. agency and U.S. treasury securities	—	24,145		—	24,145
Total	$—	$305,003		$—	$305,003
Liabilities
Derivative liabilities – current portion	$—	$7,798		$—	$7,798
Derivative liabilities – non-current portion	—	1,554		—	1,554
Total	$—	$9,352	(1)	$—	$9,352

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 25, 2021
Assets
Cash equivalents	$—	$80,305		$—	$80,305
Liquidity funds	—	31,226		—	31,226
Corporate debt securities	—	171,790		—	171,790
U.S. agency and U.S. Treasury securities	—	31,447		—	31,447
Derivative assets – current portion	—	1	(2)	—	1
Total	$—	$314,769		$—	$314,769
Liabilities
Derivative liabilities – current portion	$—	$5,654		$—	$5,654
Derivative liabilities – non-current portion	—	1,977		—	1,977
Total	$—	$7,631	(3)	$—	$7,631

(1)Foreign currency forward contracts with a notional amount of $135.0 million and Canadian dollars 0.2 million and two interest rate swap agreements with an aggregate notional amount of $125.1 million.
(2)Foreign currency forward contracts with an aggregate notional amount of $2.0 million.
(3)Foreign currency forward contracts with an aggregate notional amount of $128.0 million and Canadian dollars 0.4 million and two interest rate swap agreements with an aggregate notional amount of $125.1 million.
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

The Company may enter into foreign currency forward contracts with maturities of up to 12 months to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht, including inventory purchases, payroll and other operating expenses. The Company considers these forward contracts as dual-purpose hedges, that hedge the foreign exchange fluctuation (i) from inception through the forecasted expenditure, and (ii) any subsequent revaluation of the account payable or accrual. The Company may designate the forward contracts that hedge the foreign exchange fluctuation from inception through the forecasted expenditure as cash flow hedges. The gain or loss on a derivative instrument designated and qualified as a cash flow hedging instrument is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The reclassified amounts are presented in the same income statement line item as the earnings effect of the hedged item. Once the forecasted transactions are recorded, the Company will discontinue the hedging relationship by de-designating the derivative instrument and recording subsequent changes in fair value through contract maturity to foreign exchange gain (loss), net in the consolidated statements of operations and comprehensive income as a natural hedge against the Thai baht denominated assets and liabilities.
The Company may also enter into non-designated foreign currency forward and option contracts to provide an offset to the re-measurement of foreign currency denominated assets and liabilities and to hedge certain forecasted exposures. Changes in the fair value of these non-designated derivatives are recorded to foreign exchange gain (loss), net in the consolidated statements of operations and comprehensive income.
As of September 24, 2021, the Company had 135 outstanding U.S. dollar foreign currency forward contracts against Thai baht, with an aggregate notional amount of $135.0 million and maturity dates ranging from October 2021 through April 2022 and one outstanding Canadian dollar foreign currency forward contract with a notional amount of 0.2 million Canadian dollars and a maturity date in December 2021.
As of June 25, 2021, the Company had 130 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $130.0 million and maturity dates ranging from July 2021 through January 2022, and two foreign currency contracts with an aggregate notional amount of 0.4 million Canadian dollars and maturity dates in September 2021.
As of September 24, 2021, the hedging relationship over foreign currency forward contracts that were designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of September 24, 2021, the amount in accumulated other comprehensive income ("AOCI") that is expected to be reclassified into earnings within 12 months was a loss of $4.1 million.
As of June 25, 2021, the hedging relationship over foreign currency forward contracts that were designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of June 25, 2021, the amount in AOCI that is expected to be reclassified into earnings within 12 months was a gain of $2.7 million.
During the three months ended September 24, 2021, the Company recorded an unrealized loss of $0.6 million from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
During the three months ended September 25, 2020, the Company recorded an unrealized loss of $1.5 million from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of September 24, 2021 and June 25, 2021, the Company had two outstanding interest rate swap agreements with an aggregate notional amount of $125.1 million. On July 25, 2018, Fabrinet Thailand entered into an interest rate swap agreement to effectively convert the floating interest rate of its term loan under the credit facility agreement with Bank of America to a fixed interest rate of 2.86% per annum through the scheduled maturity of the term loan in June 2023 (see Note 12). The Company did not designate this interest rate swap for hedge accounting.
On September 3, 2019, the Company entered into a new term loan agreement under a credit facility agreement with the Bank of Ayudhya Public Company Limited (the “Bank”) (see Note 12) and on September 10, 2019, the Company repaid in full the outstanding term loan under the Bank of America credit facility agreement (see Note 12). In conjunction with the funding of the new term loan, the Company entered into a second interest rate swap agreement. The combination of both of these interest rate swaps effectively converts the floating interest rate of the Company’s new term loan with the Bank to a fixed interest rate of 4.36% per annum through the maturity of the term loan in June 2024.
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
As of September 24, 2021, the amount in AOCI that is expected to be reclassified into earnings within 12 months is a loss of $0.9 million.
As of June 25, 2021, the amount in AOCI that is expected to be reclassified into earnings within 12 months is a loss of $0.8 million.
The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended
(amount in thousands)	Financial statements line item	September 24, 2021	September 25, 2020
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income	$(2,136)	$(2,340)
Interest rate swaps	Other comprehensive income	408	357
Total derivatives gain (loss) recognized in other comprehensive income (loss)		$(1,728)	$(1,983)
Derivatives loss (gain) reclassified from accumulated other comprehensive income (loss) into earnings:
Foreign currency forward contracts	Cost of revenues	$2,115	$(2,057)
Foreign currency forward contracts	SG&A	88	(87)
Foreign currency forward contracts	Foreign exchange loss, net	(1,424)	1,278
Interest rate swaps	Interest expense	(268)	(359)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings		$511	$(1,225)
Change in net unrealized gain (loss) on derivatives instruments		$(1,217)	$(3,208)
Fair Value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	September 24, 2021		June 25, 2021
(amount in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$—	$(2,149)	$—	$(1,379)
Interest rate swaps	—	—	—	—
Derivatives designated as hedging instruments
Foreign currency forward contracts	—	(4,063)	1	(2,703)
Interest rate swaps	—	(3,140)	—	(3,549)
Derivatives, gross balances	$—	$(9,352)	$1	$(7,631)
The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets
Fair Value of Derivative Liabilities	Accrued expenses
Fair Value of Derivative Liabilities	Other non-current liabilities
7.Inventories

(amount in thousands)	As of September 24, 2021	As of June 25, 2021
Raw materials	$234,923	$196,345
Work in progress	190,964	174,654
Finished goods	15,194	15,471
Goods in transit	24,170	35,663
Inventories	$465,251	$422,133

8.Restricted cash
As of September 24, 2021 and June 25, 2021, the Company had long-term restricted cash of Renminbi 1.0 million related to bank guarantees of its subsidiary in the PRC to support the subsidiary's operations. The bank guarantee was backed by cash collateral of $0.2 million.

9.Leases
The Company leases facilities under non-cancelable operating lease agreements. The Company leases a portion of its capital equipment and vehicles, certain land and buildings for its facilities in Thailand, the Cayman Islands, the PRC, the U.S., the U.K., Israel and Singapore under operating lease arrangements that expire at various dates through 2025. Certain of these lease arrangements provide the Company the ability to extend the lease from one to five years following the expiration of the current term. However, the Company has excluded all lease extension options from its right of use ("ROU") assets and lease liabilities as the Company is not reasonably assured that it will exercise these options. None of the lease agreements contains residual value guarantees provided by the lessee. The Company also has one intercompany lease transaction in the form of a lease of office and manufacturing space between Fabritek and Fabrinet West.
Operating leases
As of September 24, 2021, the maturities of the Company’s operating lease liabilities were as follows:

(amount in thousands)	As of September 24, 2021
2022 (remaining 9 months)	$2,085
2023	2,686
2024	1,257
2025	43
Total undiscounted lease payments	6,071
Less imputed interest	(238)
Total present value of lease liabilities	$5,833	(1)
(1)Included current portion of operating lease liabilities of $2.6 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term.
Rental expense for long-term leases for the three months ended September 24, 2021 and September 25, 2020 was $0.7 million and $0.6 million, respectively. Rental expense for short-term leases for the three months ended September 24, 2021 and September 25, 2020 was immaterial.
The following summarizes additional information related to the Company’s operating leases:

	As of September 24, 2021	As of June 25, 2021
Weighted-average remaining lease term (in years)	2.5	2.7
Weighted-average discount rate	3.5%	3.5%
The following table presents supplemental disclosure for the unaudited condensed consolidated statement of cash flows related to operating and finance leases for the three months ended September 24, 2021 and September 25, 2020:

	Three Months Ended
(amount in thousands)	September 24, 2021	September 25, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$689	$594
Financing cash flows from finance leases	$—	$100
ROU assets obtained in exchange for lease liabilities	$38	$64

11.Intangibles
The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of September 24, 2021
Software	$9,915	$(6,902)	$—	$3,013
Customer relationships	4,373	(3,307)	28	1,094
Backlog	119	(119)	—	—
Total intangibles	$14,407	$(10,328)	$28	$4,107

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 25, 2021
Software	$9,767	$(6,632)	$—	$3,135
Customer relationships	4,373	(3,195)	58	1,236
Backlog	119	(119)	—	—
Total intangibles	$14,259	$(9,946)	$58	$4,371
The Company recorded amortization expense relating to intangibles of $0.4 million and $0.2 million for the three months ended September 24, 2021 and September 25, 2020, respectively.

The weighted-average remaining life of customer relationships was:

(years)	As of September 24, 2021	As of June 25, 2021
Customer relationships	3.7	3.9
Based on the carrying amount of intangibles as of September 24, 2021, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousands)
2022 (remaining 9 months)	$1,077
2023	1,196
2024	868
2025	586
Thereafter	380
Total	$4,107

12.Borrowings
The Company’s total borrowings, including current and non-current portions of long-term borrowings, consisted of the following:

(amount in thousands)
Rate	Conditions	Maturity	As of September 24, 2021	As of June 25, 2021
Long-term borrowings, current portion, net:
Long-term borrowings, current portion			$12,188	$12,188
Less: Unamortized debt issuance costs – current portion			(32)	(32)
Long-term borrowings, current portion, net			$12,156	$12,156
Long-term borrowings, non-current portion, net:
Term loan borrowings:
3-month LIBOR +1.35% per annum (1)	Repayable in quarterly installments	June 2024	$36,562	$39,609
Less: Current portion			(12,188)	(12,188)
Less: Unamortized debt issuance costs – non-current portion			(55)	(63)
Long-term borrowings, non-current portion, net			$24,319	$27,358
(1)We have entered into interest rate swaps that effectively fix a series of our future interest payments on our term loans. Refer to Note 6.
The movements of long-term borrowings for the three months ended September 24, 2021 and September 25, 2020 were as follows:

	Three Months Ended
(amount in thousands)	September 24, 2021	September 25, 2020
Opening balance	$39,609	$51,797
Borrowings during the period	—	—
Repayments during the period	(3,047)	(3,047)
Closing balance	$36,562	$48,750
As of September 24, 2021, future maturities of long-term borrowings during each fiscal year were as follows:

(amount in thousands)
2022 (remaining 9 months)	$9,141
2023	15,233
2024	9,141
2025	3,047
Total	$36,562
Credit facility agreements:
Bank of Ayudhya Public Company Limited
On August 20, 2019, Fabrinet Thailand (the “Borrower”) and Bank of Ayudhya Public Company Limited (the “Bank”) entered into a credit facility agreement (the “Credit Facility Agreement”), which provides for a facility of 110.0 million Thai baht (approximately $3.6 million based on the applicable exchange rate as of September 27, 2019) and $160.9 million that may be used for, among other things, an overdraft facility, short-term loans against promissory notes, a letter of guarantee facility, a term loan facility and foreign exchange facilities. The Bank may approve any request for extension of credit under the Credit Facility Agreement and may increase or decrease any facility amount in its sole discretion.
Under the Credit Facility Agreement, on August 20, 2019, the Borrower and the Bank entered into a term loan agreement (the "Term Loan Agreement") pursuant to which the Borrower drew down on September 3, 2019 a term loan in the original principal amount of $60.9 million. The proceeds from the term loan, together with cash on hand, were used to repay outstanding obligations under the Bank of America credit facility agreement.
The term loan accrues interest at 3-month LIBOR plus 1.35% and is repayable in quarterly installments of $3.0 million, commencing on September 30, 2019. The term loan will mature on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be borrowed again. During the three months ended September 24, 2021 and September 25, 2020, the Company recorded $0.3 million and $0.2 million, respectively, of interest expense in connection with this term loan.
Any borrowings under the Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, and restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt-to-equity ratio of less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.5 times. As of September 24, 2021, the Company was in compliance with all of its financial covenants under the Term Loan Agreement.
The events of default under the Term Loan Agreement include failure to pay amounts due under the Term Loan Agreement or the related finance documents when due, failure to comply with the covenants under the Term Loan Agreement or the related finance documents, cross default with other indebtedness of the Borrower, events of bankruptcy or insolvency in respect of the Borrower, and the occurrence of any event or series of events that in the opinion of the Bank has or is reasonably likely to have a material adverse effect.
As of September 24, 2021, there was $36.6 million outstanding under the term loan.
13.Income taxes
As of September 24, 2021 and June 25, 2021, the liability for uncertain tax positions including accrued interest and penalties was $1.1 million and $0.9 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to increase within the next 12 months due to additional provisions on uncertain tax positions from one of the subsidiaries and interest on these positions.
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
The effective tax rate for the Company for the three months ended September 24, 2021 and September 25, 2020 was 1.3% and 4.8%, respectively, of net income. The decrease was primarily due to an increase in income not subject to tax during the first quarter of fiscal year 2022 as compared to the same period in fiscal year 2021.

14.Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of the Company's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three months ended September 24, 2021 and September 25, 2020 was as follows:

	Three Months Ended
(amount in thousands)	September 24, 2021	September 25, 2020
Share-based compensation expense by type of award:
Restricted share units	$4,924	$5,249
Performance share units	4,368	778
Total share-based compensation expense	9,292	6,027
Tax effect on share-based compensation expense	—	—
Net effect on share-based compensation expense	$9,292	$6,027
Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended
(amount in thousands)	September 24, 2021	September 25, 2020
Cost of revenue	$1,975	$1,825
Selling, general and administrative expense	7,317	4,202
Total share-based compensation expense	$9,292	$6,027
The Company did not capitalize any share-based compensation expense as part of any asset costs during the three months ended September 24, 2021 and September 25, 2020.
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
As of September 24, 2021, there were 315,203 restricted share units outstanding, 295,550 performance share units outstanding and 2,260,077 ordinary shares available for future grant under the 2020 Plan.
As of September 24, 2021, there were 183,056 restricted share units outstanding under the 2010 Plan. No ordinary shares are available for future grant under the 2010 Plan.
On November 2, 2017, the Company adopted the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”) with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual. As of September 24, 2021, there were 12,164 restricted share units outstanding and 111,347 ordinary shares available for future grant under the 2017 Inducement Plan.
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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 25, 2021	641,875	$55.74
Granted	137,165	$101.05
Issued	(259,533)	$50.76
Forfeited	(9,084)	$67.97
Balance as of September 24, 2021	510,423	$70.23

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 26, 2020	797,757	$46.88
Granted	171,946	$70.05
Issued	(268,728)	$43.84
Forfeited	(7,199)	$50.40
Balance as of September 25, 2020	693,776	$53.76
The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 25, 2021	427,028	$57.82
Granted	110,832	$101.05
Issued	(190,213)	$48.65
Forfeited	(52,097)	$48.65
Balance as of September 24, 2021	295,550	$81.55

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 26, 2020	440,140	$48.37
Granted	179,008	$70.05
Issued	(82,185)	$48.02
Forfeited	(115,645)	$48.02
Balance as of September 25, 2020	421,318	$57.74
The fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.

As of September 24, 2021, there was $18.9 million and $15.7 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.7 years and 1.5 years, respectively.
For the three months ended September 24, 2021 and September 25, 2020, the Company withheld an aggregate of 197,948 shares and 142,221 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle employee obligations for the applicable income and other employment taxes. For the three months ended September 24, 2021 and September 25, 2020, the Company then remitted cash of $19.1 million and $9.9 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.

15.Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three months ended September 24, 2021, Fabrinet issued 251,798 ordinary shares upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
For the three months ended September 25, 2020, Fabrinet issued 208,692 ordinary shares upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
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
During the three months ended September 24, 2021, no shares were repurchased under the program. As of September 24, 2021, the Company had a remaining authorization to repurchase up to an additional $81.2 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

16.Accumulated other comprehensive income (loss)
The changes in AOCI for the three months ended September 24, 2021 and September 25, 2020 were as follows:

(amount in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 25, 2021	$308	$(4,504)	$(1,425)	$(645)	$(6,266)
Other comprehensive income before reclassification adjustment	(200)	(1,728)	—	(164)	(2,092)
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	(13)	511	198	—	696
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$(213)	$(1,217)	$198	$(164)	$(1,396)
Balance as of September 24, 2021	$95	$(5,721)	$(1,227)	$(809)	$(7,662)

(amount in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 26, 2020	$1,490	$602	$(2,009)	$(1,230)	$(1,147)
Other comprehensive income before reclassification adjustment	(325)	(1,983)	—	603	(1,705)
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	—	(1,225)	173	—	(1,052)
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$(325)	$(3,208)	$173	$603	$(2,757)
Balance as of September 25, 2020	$1,165	$(2,606)	$(1,836)	$(627)	$(3,904)
17.Commitments and contingencies
Bank guarantees
As of September 24, 2021 and June 25, 2021, there were outstanding bank guarantees on behalf of our subsidiary in Thailand for electricity usage and other normal business expenses totaling to $1.5 million and $1.6 million, respectively, or Thai Baht 50.2 million. As of September 24, 2021 and June 25, 2021, the Company had an outstanding bank guarantee of its subsidiary in the PRC to support the subsidiary's operations totaling Renminbi 1.0 million, which was backed by cash collateral of $0.2 million. In addition, there were other immaterial bank guarantees on behalf of our subsidiary in the U.K. to support its operations.
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
As of September 24, 2021, the Company had a purchase obligation and other commitments to third parties of $992.8 million.
Capital expenditure
In December 2020, the Company entered into a construction contract with a local contractor for construction of a new manufacturing building at the Company’s Chonburi campus. The contract price is approximately $50.3 million.

In June 2021, the Company entered into an agreement to purchase a parcel of land in Pathumthani, Thailand to expand the Company's Pinehurst campus. The aggregate purchase price was approximately $13.2 million or Thai Baht 418.8 million, which was paid in two installments: (1) a 10% deposit on May 14, 2021; and (2) the remainder on June 29, 2021.
As of September 24, 2021, the Company had total capital expenditure commitments to third parties of $31.0 million, comprised of the construction contract of new manufacturing building at Chonburi campus of $20.1 million and other commitments of $10.9 million.
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
18.Business segments and geographic information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s Chief Executive Officer. As of September 24, 2021, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
For the Company’s revenues by geographic region, see “Revenue by Geographic Area and End Market” in Note 3.
The following table presents long-lived assets by the country in which they are based:

(amount in thousands)	September 24, 2021	June 25, 2021
Long-Lived Assets:
Thailand	$221,512	$190,843
U.S.	26,883	27,403
China	15,929	14,977
Israel	4,931	5,271
U.K.	1,889	2,223
Cayman Islands	515	412
	$271,659	$241,129
Significant customers
The Company had three customers that each contributed to 10% or more of the Company's total trade accounts receivable as of September 24, 2021 and June 25, 2021.

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
•our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2022 will be in line with the portion of those revenues for the three months ended September 24, 2021;
•our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;
•our expectation that our fiscal year 2022 selling, general and administrative (“SG&A”) expenses will increase as a percentage of revenue compared to fiscal year 2021 SG&A expenses;
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
•our expectations regarding the potential impact of the COVID-19 pandemic on our business, financial condition and operating results;
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

Overview
We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products such as optical communication components, modules and sub-systems, industrial lasers, automotive components, medical devices and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and testing. Although we focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix,” we also have the capability to accommodate high-volume production. Based on our extensive experience and the positive feedback we have received from our customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers and automotive markets.
Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities such as optical communications, industrial lasers, automotive and sensors. The products that we manufacture for our OEM customers include: selective switching products; tunable transponders and transceivers; active optical cables; solid state, diode-pumped, gas and fiber lasers; and sensors. In many cases, we are the sole outsourced manufacturing partner used by our customers for the products that we manufacture for them.
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
Recent Developments Related to COVID-19
The global COVID-19 pandemic has impacted us in several ways and created various challenges. At the onset of the pandemic, our PRC subsidiary, which manufactures custom optics components for us and other customers at its facility in Fuzhou, China, experienced a two-week temporary closure in January 2020 in accordance with the Chinese government’s official efforts to mitigate the spread of COVID-19. Furthermore, travel restrictions in the PRC during that period resulted in fewer than 90% of our employees in the PRC being able to return to work before early March 2020. Our other global manufacturing facilities also have been affected by government restrictions put in place to slow the spread of COVID-19. While our operations in Thailand have not been suspended, we have implemented a number of safety protocols to allow our operations in our facilities there to continue in accordance with government regulations. With the exception of our facility in Santa Clara, California, which closed for approximately one week beginning in late March 2020 before reopening in early April 2020 as a previously classified “essential business,” our facilities in the U.S., including in New Jersey, and in the U.K. have remained open while adhering to the local government restrictions.
During the three months ended September 24, 2021, several countries where we have manufacturing facilities, including Thailand, the PRC, the U.S. and the U.K., experienced a surge in the number of COVID-19 cases. In Thailand, we have recently experienced an increase in the number of employees who have tested positive for COVID-19. We have responded by taking additional precautionary measures based on recommendations from local authorities. These precautionary measures include implementing leaves of absence for affected employees and their close contacts, stringent contact tracing, enhanced safe distancing measures, and arrangements for the vaccination of our employees in Thailand. Although we did not experience any significant disruptions in our operations or decrease in customer demand during the three months ended September 24, 2021, any worsening of the pandemic may result in more stringent recommendations or requirements being implemented by local authorities, such as shutting down our manufacturing facilities, which would have a significant negative impact on our operations.
The health and well-being of our employees continues to be our top priority. In early 2020, we implemented significant precautionary measures throughout our worldwide operations to ensure our employees and their families remain safe. Such measures include mandatory temperature detection at building entrances, rigorous and regular facility and equipment disinfection, and mandatory personal protective equipment protocols, including (1) requiring the wearing of face masks throughout our factories at all times; (2) distributing our employees across shifts to better maintain safe personal distances; (3) isolating incoming parts and materials for a week or more prior to unpacking, or applying extreme heat to kill potential viruses; (4) directing our non-factory personnel to work remotely; and (5) restricting all non-employee visits to our campuses.
Given the unprecedented human and economic impact of the COVID-19 pandemic globally, the extraordinary economic short-term uncertainty resulting therefrom, and the evolving and differing national strategies for dealing with COVID-19, it is challenging to provide a forward-looking assessment. However, despite uncertainty and concern about the global economy and the health of various industries, we can share some relevant perspectives as we continue to assess the impacts of COVID-19 on our business in the future:
•With work-from-home protocols in place around the world, global demand for internet bandwidth has grown and we believe it will continue to grow. Because the next-generation telecom and datacom products we manufacture for our customers are important to expanding network capacity, we believe such growth in bandwidth demand will have a positive impact on our business in the long-term.
•While we believe the long-term growth outlook for the markets we serve has not been significantly impacted, in the short-term we are likely to continue to see regional downward demand adjustments, especially if the COVID-19 outbreak intensifies or returns in various geographic areas as was the case at the end of our third quarter in fiscal year 2020.
•We expect we will continue to experience disruptions in our supply chain and the availability of parts and materials will continue to fluctuate, especially if the COVID-19 outbreak intensifies or returns in various geographic areas. However, we believe we can mitigate these disruptions by continuing to identify and secure alternative supply chain sources.
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
•Given our $528.4 million in cash, cash equivalents and short-term investments, and our total debt of approximately $36.6 million, as of September 24, 2021, we believe we are in a solid position from a capital and financial resources perspective. We expect that our current cash and cash equivalent balances, short-term investments, and cash flows generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months.
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
The percentage of our revenues generated from a bill-to location outside of North America increased from 52.5% in the three months ended September 25, 2020 to 54.6% in the three months ended September 24, 2021, primarily because the increase in sales to our customers outside of North America was greater than the increase in sales to our customers in North America.

Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2022 will be in line with the portion of revenues attributable to such customers during the three months ended September 24, 2021.
The following table presents percentages of total revenues by geographic region:

	Three Months Ended
	September 24, 2021	September 25, 2020
North America	45.4%	47.5%
Asia-Pacific and others	37.9	33.4
Europe	16.7	19.1
	100.0%	100.0%
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
Selling, General and Administrative Expenses
Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2022, we expect our SG&A expenses will increase as compared with our fiscal year 2021 SG&A expenses due to an increase in management compensation, staff cost, marketing and business development cost.
The compensation committee of our board of directors approved a fiscal year 2022 executive incentive plan with quantitative objectives that are based solely on achieving certain revenue targets and non-GAAP operating margin targets for our fiscal year ending June 24, 2022. Bonuses under the fiscal year 2022 executive incentive plan are payable after the end of fiscal year 2022. In fiscal year 2021, the compensation committee of our board of directors approved a fiscal year 2021 executive incentive plan with quantitative objectives based solely on achieving certain revenue targets and non-GAAP operating margin targets for fiscal year 2021.
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

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of September 24, 2021			As of June 25, 2021
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	756,692	$22,581	57.5%	1,472,249	$46,312	67.5%
RMB	56,396	8,730	22.2	98,056	15,145	22.1
GBP	5,833	7,950	20.3	5,111	7,119	10.4
Total		$39,261	100.0%		$68,576	100.0%
Liabilities
Thai baht	2,729,136	$81,442	89.8%	2,250,514	$70,793	87.7%
RMB	40,456	6,263	6.9	40,112	6,195	7.7
GBP	2,164	2,949	3.3	2,656	3,699	4.6
Total		$90,654	100.0%		$80,687	100.0%
The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of September 24, 2021, there was $135.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 25, 2021, there was $130.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of September 24, 2021 and June 25, 2021, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of September 24, 2021 and June 25, 2021, we did not have any derivative contracts denominated in GBP.
For the three months ended September 24, 2021 and September 25, 2020, we recorded losses of $0.6 million and $1.5 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
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
The corporate income tax rates for our subsidiaries in the PRC, the U.S., the U.K. and Israel are 25% , 21%, 19% and 23%, respectively.
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
Our critical accounting policies are disclosed in our Annual Report on Form10-K for the fiscal year ended June 25, 2021. The adoption of new accounting policies and accounting standards are disclosed in Note 2 to the unaudited condensed consolidated financial statements. There were no changes to our accounting policies.

Results of Operations
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

(amount in thousands)	Three Months Ended
	September 24, 2021	September 25, 2020
Revenues	$543,322	$436,639
Cost of revenues	(479,725)	(386,159)
Gross profit	63,597	50,480
Selling, general and administrative expenses	(20,587)	(16,863)
Operating income	43,010	33,617
Interest income	761	1,104
Interest expense	(36)	(251)
Foreign exchange gain (loss), net	1,772	128
Other income (expense), net	(260)	121
Income before income taxes	45,247	34,719
Income tax expense	(596)	(1,668)
Net income	44,651	33,051
Other comprehensive income (loss), net of tax	(1,396)	(2,757)
Net comprehensive income	$43,255	$30,294
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of revenues for the periods indicated.

	Three Months Ended
	September 24, 2021	September 25, 2020
Revenues	100.0%	100.0%
Cost of revenues	(88.3)	(88.4)
Gross profit	11.7	11.6
Selling, general and administrative expenses	(3.8)	(3.9)
Operating income	7.9	7.7
Interest income	0.1	0.3
Interest expense	0.0	(0.1)
Foreign exchange gain (loss), net	0.3	0.0
Other income (expense), net	(0.0)	0.0
Income before income taxes	8.3	7.9
Income tax expense	(0.1)	(0.4)
Net income	8.2	7.5
Other comprehensive income (loss), net of tax	(0.2)	(0.6)
Net comprehensive income	8.0%	6.9%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended
(amount in thousands)	September 24, 2021	September 25, 2020
Optical communications	$427,301	$343,917
Lasers, sensors and other	116,021	92,722
Total	$543,322	$436,639
We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.
Comparison of Three Months Ended September 24, 2021 with Three Months Ended September 25, 2020
Revenues
Our revenues increased by $106.7 million, or 24.4%, to $543.3 million for the three months ended September 24, 2021, compared with $436.6 million for the three months ended September 25, 2020. This increase was due to an increase in our key customers’ demand for optical communications manufacturing services during the three months ended September 24, 2021. Revenues from optical communications products increased by $83.4 million, or 24.2%, for the three months ended September 24, 2021.
Cost of revenues
Our cost of revenues increased by $93.6 million, or 24.2%, to $479.7 million, or 88.3% of revenues, for the three months ended September 24, 2021, compared with $386.2 million, or 88.4% of revenues, for the three months ended September 25, 2020. This increase in cost of revenues on an absolute dollar basis was in line with the increase in sales volume.
Gross profit
Our gross profit increased by $13.1 million, or 26.0%, to $63.6 million, or 11.7% of revenues, for the three months ended September 24, 2021, compared with $50.5 million, or 11.6% of revenues, for the three months ended September 25, 2020. The increase was primarily due to an increase in sales volume.
SG&A expenses
Our SG&A expenses increased by $3.7 million, or 22.1%, to $20.6 million, or 3.8% of revenues, for the three months ended September 24, 2021, compared with $16.9 million, or 3.9% of revenues, for the three months ended September 25, 2020. The increase was primarily due to (1) an increase in share-based compensation expenses of $3.1 million, (2) an increase in cost of development business unit of $0.4 million, and (3) a reversal of allowance for doubtful accounts of $0.3 million in fiscal year 2021.
Operating income
Our operating income increased by $9.4 million to $43.0 million, or 7.9% of revenues, for the three months ended September 24, 2021, compared with $33.6 million, or 7.7% of revenues, for the three months ended September 25, 2020. The increase was primarily due to an increase in revenues.
Interest income
Our interest income decreased by $0.3 million, or 31.1%, to $0.8 million, or 0.1% of revenues, for the three months ended September 24, 2021, compared with $1.1 million, or 0.3% of revenues, for the three months ended September 25, 2020. The decrease was primarily due to a lower weighted average interest rate following the global interest rate trend.
Interest expense
Our interest expense decreased by $0.2 million to $36.0 thousand for the three months ended September 24, 2021, compared with $0.3 million for the three months ended September 25, 2020. The decrease was primarily due to the capitalization of interest expense on the new building at our Chonburi campus of $0.3 million, offset by lower amortization of the fair value of interest rate swaps of $0.1 million during the three months ended September 24, 2021, compared with the three months ended September 25, 2020.
Foreign exchange gain (loss), net
We recorded foreign exchange gain, net of $1.8 million for the three months ended September 24, 2021, compared with foreign exchange gain, net of $0.1 million for the three months ended September 25, 2020. The increase in foreign exchange gain was mainly due to (1) lower unrealized loss from mark-to-market forward contracts of $0.6 million for the three months ended September 24, 2021, as compared to unrealized loss from mark-to-market forward contracts of $1.5 million for the three months ended September 25, 2020, (2) higher realized foreign exchange gain from payment/receipt of $0.3 million for the three months ended September 24, 2021, as compared to realized loss of $0.4 million for the three months ended September 25, 2020, and (3) higher unrealized gain from foreign exchange gain from the revaluation of outstanding Thai baht assets and liabilities of $2.2 million for the three months ended September 24, 2021, as compared to an unrealized gain of $2.0 million for the three months ended September 25, 2020, partially offset by higher foreign exchange loss from our subsidiaries in the PRC and the U.K., totaling $0.1 million for the three months ended September 24, 2021, as compared to foreign exchange loss totaling $78 thousand which mainly came from our subsidiaries in the PRC and the U.K. for the three months ended September 25, 2020.
Income before income taxes
We recorded income before income taxes of $45.2 million for the three months ended September 24, 2021, compared with $34.7 million for the three months ended September 25, 2020.
Income tax expense
Our provision for income tax reflects an effective tax rate of 1.3% and 4.8% for the three months ended September 24, 2021 and September 25, 2020, respectively. The decrease was primarily due to an increase in income not subject to tax during the first quarter of fiscal year 2022 as compared to the same period in fiscal year 2021. The effective tax rate for fiscal 2022 is expected to be lower as compared to fiscal year 2021 due to an anticipated increase in income generated in jurisdictions with tax exemption or preferential tax rate.
Net income
We recorded net income of $44.7 million, or 8.2% of revenues, for the three months ended September 24, 2021, compared with $33.1 million, or 7.6% of revenues, for the three months ended September 25, 2020.
Other comprehensive income (loss)
We recorded other comprehensive loss of $1.4 million, or 0.2% of revenues, for the three months ended September 24, 2021, compared with other comprehensive loss of $2.8 million, or 0.6% of revenues, for the three months ended September 25, 2020. The decrease in other comprehensive loss was mainly due to (1) unrealized loss from mark-to-market of forward contracts and interest rate swap agreement of $1.2 million for the three months ended September 24, 2021, as compared to unrealized loss from mark-to-market of forward contracts and interest rate swap agreement of $3.2 million for the three months ended September 25, 2020, and (2) unrealized loss from mark-to-market of available-for-sale debt securities of $0.2 million for the three months ended September 24, 2021, as compared to unrealized loss from mark-to-market of available-for-sale debt securities of $0.3 million for the three months ended September 25, 2020, partially offset by an unrealized loss from foreign currency translation adjustment of $0.2 million for the three months ended September 24, 2021, as compared to unrealized gain from foreign currency translation adjustment of $0.6 million for the three months ended September 25, 2020.

Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operations. As of September 24, 2021 and September 25, 2020, we had cash, cash equivalents, and short-term investments of $528.4 million and $496.4 million, respectively, and outstanding debt of $36.6 million and $48.6 million, respectively.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents for the three months ended September 24, 2021 and September 25, 2020, was 0.7% and 0.9%, respectively.
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
During the three months ended September 24, 2021, we repaid $3.0 million of the term loan under our credit facility agreement with the Bank of Ayudhya Public Company Limited. As a result, as of September 24, 2021, we had a long-term borrowing of $36.6 million under such credit facility agreement. (See Note 12 for further details.) We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $258.5 million as of September 24, 2021.
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
The following table shows our cash flows for the periods indicated:

	Three Months Ended
(amount in thousands)	September 24, 2021	September 25, 2020
Net cash provided by operating activities	$39,015	$34,506
Net cash used in investing activities	$(49,639)	$(58,434)
Net cash used in financing activities	$(22,112)	$(13,067)
Net increase in cash, cash equivalents and restricted cash	$(32,736)	$(36,995)
Operating Activities
Net cash provided by operating activities of $39.0 million for the three months ended September 24, 2021 was primarily due to (1) net income of $44.7 million, (2) an increase in trade accounts payable of $27.5 million, and (3) depreciation and amortization of $9.5 million; offset by an increase in inventories of $43.1 million to support new business.

Net cash provided by operating activities of $34.5 million for the three months ended September 25, 2020 was primarily due to (1) an increase in trade accounts payable of $33.5 million, (2) net income of $33.1 million, (3) depreciation and amortization of $8.6 million, and (4) share-based compensation of $6.0 million; offset by (1) an increase in inventories of $29.6 million; and (2) an increase in trade accounts receivable of $16.5 million.

Investing Activities
Net cash used in investing activities of $49.6 million for the three months ended September 24, 2021 was primarily due to (1) the purchase of property, plant and equipment of $34.6 million, (2) a net purchase of short-term investments of $14.8 million, and (3) the purchase of intangibles assets of $0.3 million.

Net cash used in investing activities of $58.4 million for the three months ended September 25, 2020 was primarily due to (1) a net purchase of short-term investments of $45.4 million, (2) the purchase of property, plant and equipment of $12.6 million, and (3) the purchase of intangibles assets of $0.5 million.

Financing Activities
Net cash used in financing activities of $22.1 million for the three months ended September 24, 2021 was primarily due to (1) cash paid for withholding tax related to net share settlement of restricted share units of $19.1 million; and (2) repayment of bank loans of $3.0 million.

Net cash used in financing activities of $13.1 million for the three months ended September 25, 2020 was primarily due to (1) cash paid for withholding tax related to net share settlement of restricted share units of $9.9 million; and (2) repayment of loans to banks of $3.0 million.
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents, restricted cash and short-term investments totaling $528.6 million and $548.1 million as of September 24, 2021 and June 25, 2021, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three months ended September 24, 2021 and September 25, 2020, our interest income would have decreased by approximately $0.1 million in each of the respective periods, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the nine months ended September 24, 2021 and September 25, 2020, our interest expense would have increased by approximately $0.1 million in each of the respective periods, assuming consistent borrowing levels.
We therefore entered into interest rate swap agreements (the “Swap Agreements”) to manage this risk and increase the profile of our debt obligation. The terms of the Swap Agreements allow us to effectively convert the floating interest rate to a fixed interest rate. This locks the variable interest expenses associated with our floating rate borrowings and results in fixed interest expenses that are unsusceptible to market rate increases. We designated the Swap Agreements as a cash flow hedge, and they qualify for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. From September 27, 2019, any gains or losses related to these outstanding interest rate swaps will be recorded in accumulated other comprehensive income in the consolidated balance sheets, with subsequent reclassification to interest expense when settled.
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. Beginning December 28, 2019, we designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded unrealized loss of $0.6 million and unrealized loss of $1.5 million for the three months ended September 24, 2021 and September 25, 2020, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $5.7 million and $1.4 million as of September 24, 2021 and June 25, 2021, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of September 24, 2021, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of September 24, 2021 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 24, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During the three months ended September 24, 2021 and September 25, 2020, we had three customers and two customers, respectively, that each contributed 10% or more of our revenues. Such customers together accounted for 37.5% and 28.6% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
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

Our reliance on a small number of customers gives our customers substantial purchasing power and leverage in negotiating contracts with us. In addition, although we enter into master supply agreements with our customers, the amount of business to be transacted under those agreements is not guaranteed. Instead, we are awarded business under those agreements on a project-by-project basis. Some of our customers have at times significantly reduced or delayed the volume of manufacturing services that they order from us. If we are unable to maintain our relationships with our existing significant customers, our business, financial condition and operating results could be harmed.

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
Revenues from the optical communications end market represented 78.6% and 78.8% of our revenues for the three months ended September 24, 2021 and September 25, 2020, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
•our ability to acquire new customers and retain our existing customers by delivering superior product quality and customer service;
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
Our current and prospective customers tend to evaluate our capabilities against the merits of their internal manufacturing as well as the capabilities of other third-party manufacturers. We believe the internal manufacturing capabilities of current and prospective customers are our primary competition. This competition is particularly strong when our customers have excess manufacturing capacity, as was the case when the markets that we serve experienced a significant downturn in 2008 and 2009 that resulted in underutilized capacity. Should our existing and potential customers have excess manufacturing capacity at their facilities, it could adversely affect our business. In addition, as a result of the 2011 flooding in Thailand, some of our customers began manufacturing products internally or using other third-party manufacturers that were not affected by the flooding. If our customers choose to manufacture products internally rather than to outsource production to us, or choose to outsource to a different third-party manufacturer, our business, financial condition and operating results could be harmed.
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
Managing our inventory is complex. We are generally required to procure materials based upon the anticipated demand of our customers. The inaccuracy of these forecasts or estimates could result in excess supply or shortages of certain materials. Inventory that is not used or expected to be used as and when planned may become excess or obsolete. Generally, we are unable to use most of the materials purchased for one of our customers to manufacture products for any of our other customers. Additionally, we could experience reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which would increase costs and could harm our business, financial condition and operating results. While our agreements with customers are structured to mitigate our risks related to excess or obsolete inventory, enforcement of these provisions may result in material expense, and delay in payment for inventory. If any of our significant customers becomes unable or unwilling to purchase inventory or does not agree to such contractual provisions in the future, our business, financial condition and operating results may be harmed.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 54.6% and 52.5% of our revenues for the three months ended September 24, 2021 and September 25, 2020, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
For example, in May 2019, the U.S. Commerce Department’s Bureau of Industry and Security ("BIS") added Huawei and certain affiliates to the BIS Entity List. This action denied Huawei the ability to purchase products, software and technology that are subject to U.S. Export Administration Regulations. Although we do not sell directly to Huawei, some of our customers do sell to Huawei directly. To ensure compliance, some of our customers immediately suspended shipments to Huawei in order to begin assessments of the products they sold to Huawei (and its affiliates), to determine whether these products were subject to the restrictions resulting from the ban. This had an immediate impact on our customer orders in the fourth quarter of fiscal year 2019, which affected our revenue for that quarter. We expect this ban to continue to adversely affect orders from our customers for the foreseeable future.

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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of September 24, 2021, the U.S. dollar had appreciated approximately 9.4% against the Thai baht since September 27, 2019. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of September 24, 2021, the U.S. dollar had depreciated approximately 9.4% against the RMB since September 27, 2019. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of September 24, 2021, the U.S. dollar had depreciated approximately 9.6% against the GBP since September 27, 2019. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
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
Thailand has a history of political unrest that includes the involvement of the military as an active participant in the ruling government. In recent years, political unrest in the country has sparked political demonstrations and, in some instances, violence. In March 2019, Thailand held its first general election since a Thai military coup in May 2014. In June 2019, General

Prayut Chan-o-cha was elected as Prime Minister, and in July 2019, the new Prime Minister’s nominees for cabinet ministers were appointed. In 2020 and 2021, there were several rounds of protests for political reform. Any future political instability in Thailand could prevent shipments from entering or leaving the country, disrupt our ability to manufacture products in Thailand, and force us to transfer our operations to more stable, and potentially more costly, regions, which would harm our business, financial condition and operating results.
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
Natural disasters, epidemics, acts of terrorism and other political and economic developments could harm our business, financial condition and operating results.
Natural disasters, could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products or for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the 2011 flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand and cease production permanently at our Chokchai facility, which adversely affected our ability to meet our customers’ demands during fiscal year 2012.
In some countries in which we operate, including the PRC, the U.S., the U.K. and Thailand, outbreaks of infectious diseases such as COVID-19, H1N1 influenza virus, severe acute respiratory syndrome (“SARS”) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. For example, our facility in Fuzhou, the PRC, which manufactures custom optics components, was not permitted to resume operations for a period of two weeks in February 2020 due to the outbreak of COVID-19, which negatively affected our revenues for the three months ended March 27, 2020. In addition, we and some of our suppliers and customers in the PRC experienced labor shortages during the three months ended March 27, 2020, due to travel restrictions imposed by the Chinese government. During the three months ended September 24, 2021, several countries where we have manufacturing facilities, including Thailand, the PRC, the U.S. and the U.K., experienced a surge in the number of COVID-19 cases. In Thailand, we have recently experienced an increase in the number of employees who have tested positive for COVID-19. We have responded by taking additional precautionary measures based on recommendations from local authorities. These precautionary measures include implementing leaves of absence for affected employees and their close contacts, stringent contact tracing, enhanced safe distancing measures, and arrangements for the vaccination of our employees in Thailand. Although we did not experience any significant disruptions in our operations or decrease in customer demand during the three months ended September 24, 2021, any worsening of the pandemic may result in more stringent measures being implemented by local authorities, such as shutting down our manufacturing facilities, which would have a significant negative impact on our operations.
While we are unable to accurately predict the full impact that COVID-19 will have on our business, financial condition and operating results due to numerous uncertainties, including the duration and severity of the pandemic as well as related containment measures ordered by government authorities, our compliance with such measures has already impacted our day-to-day operations and could continue to disrupt our business, as well as that of our customers, suppliers and other counterparties, for an indefinite period of time.
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
The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate, calculated using short-term repurchase agreements backed by Treasury securities. The International Swaps and Derivatives Association ("ISDA") issued a statement on March 5, 2021, in response to the announcement by the FCA on the future cessation and loss of representativeness of LIBOR benchmarks. ISDA confirmed that the FCA’s announcement constitutes an index cessation event under IBOR Fallbacks and Supplements and the ISDA 2020 Fallbacks Protocol for all 35 LIBOR settings. As a result, the fallback spread adjustments were fixed as of the date of the announcement.

The fallbacks will automatically occur for outstanding derivatives contracts that incorporate the IBOR Fallbacks Supplement or are subject to the ISDA 2020 Fallbacks Protocol on the dates immediately after: December 31, 2021, for outstanding derivatives referenced to all EUR, GBP, CHF and JPY LIBOR settings; and June 30, 2023, for outstanding derivatives referenced to all USD LIBOR settings.
We have adhered to the ISDA 2020 IBOR Fallbacks Protocol since January 2021 for outstanding interest rate swap agreements which have interest rates referenced to 1-month USD LIBOR and 3-month USD LIBOR; therefore, the fallbacks will automatically occur on June 30, 2023 as described above.
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of September 24, 2021 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 24, 2021, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of September 24, 2021, our U.S. federal and state tax returns remain open to examination for the tax years 2016 through 2019. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2015 through 2020. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability. For example, in connection with the conclusion of the audit of our U.S. federal and state tax returns for the tax years 2016 and 2017, we incurred additional taxes, interest and penalties.
We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC, the U.K., the U.S. and Israel. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Under the current laws of the Cayman Islands, we are not subject to tax in the Cayman Islands on income or capital gains until March 6, 2039.
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
The sale and manufacturing of products in certain states and countries may subject us to environmental laws and regulations. In addition, rules adopted by the SEC implementing the Dodd- Frank Wall Street Reform and Consumer Protection Act of 2010 impose diligence and disclosure requirements regarding the use of “conflict minerals” mined from the Democratic Republic of Congo and adjoining countries in the products we manufacture for our customers. Compliance with these rules has resulted in additional cost and expense, including for due diligence to determine and verify the sources of any conflict minerals used in the products we manufacture, and may result in additional costs of remediation and other changes to processes or sources of supply as a consequence of such verification activities. These rules may also affect the sourcing and availability of minerals used in the products we manufacture, as there may be only a limited number of suppliers offering “conflict free” metals that can be used in the products we manufacture for our customers.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended September 24, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
June 26, 2021 – July 23, 2021	—	$—	—	$81,164,564
July 24, 2021 – August 20, 2021	—	$—	—	$81,164,564
August 21, 2021 – September 24, 2021	—	$—	—	$81,164,564
Total	—	$—	—

(1) On August 18, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. In February 2018, May 2019 and August 2020, we announced that our board of directors approved increases of $30.0 million, $50.0 million and $58.5 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $168.5 million. On November 4, 2020, we entered into a pre-set trading plan adopted in accordance with Rule 10b5-1 to effect repurchases under our share repurchase program. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. No shares were repurchased during the quarter ended September 24, 2021. As of September 24, 2021, we had a remaining authorization to repurchase up to an additional $81.2 million worth of our ordinary shares.

ITEMS 3, 4 and 5 are not applicable and have been omitted.
ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

10.1	Description of Fiscal 2022 Executive Incentive Plan	8-K	Item 5.02	August 16, 2021

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 2, 2021.

FABRINET

By:	/s/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)