Form 10-Q
period 2021-12-24
Fabrinet
filed 2022-02-01
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 24, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 21, 2022, the registrant had 36,995,336 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM 10-Q
QUARTER ENDED DECEMBER 24, 2021

Page No.
RISK FACTORS SUMMARY	3
PART I. FINANCIAL INFORMATION	5

Item 1. Financial Statements	5

Condensed Consolidated Balance Sheets as of December 24, 2021 and June 25, 2021 (unaudited)	5

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 24, 2021 and December 25, 2020 (unaudited)	6

Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended December 24, 2021 and December 25, 2020 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the six months ended December 24, 2021 and December 25, 2020 (unaudited)	9

Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION	46

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 6. Exhibits	64

Signature	65

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

•Natural disasters, epidemics (including COVID-19), acts of terrorism and other political and economic developments could harm our business, financial condition and operating results.

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	December 24, 2021	June 25, 2021
Assets
Current assets
Cash and cash equivalents	$276,531	$302,969
Short-term restricted cash	157	—
Short-term investments	243,339	244,963
Trade accounts receivable, net of allowance for doubtful accounts of $70 and $100, respectively	384,725	336,547
Contract assets	13,148	11,878
Inventories	484,873	422,133
Prepaid expenses	8,765	11,398
Other current assets	28,449	22,619
Total current assets	1,439,987	1,352,507
Non-current assets
Long-term restricted cash	157	154
Property, plant and equipment, net	290,683	241,129
Intangibles, net	3,878	4,371
Operating right-of-use assets	5,478	6,699
Deferred tax assets	10,025	9,428
Other non-current assets	587	1,834
Total non-current assets	310,808	263,615
Total Assets	$1,750,795	$1,616,122
Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$12,156	$12,156
Trade accounts payable	391,176	346,555
Fixed assets payable	28,740	19,206
Contract liabilities	1,894	1,680
Operating lease liabilities, current portion	2,631	2,593
Income tax payable	2,200	3,612
Accrued payroll, bonus and related expenses	18,382	20,464
Accrued expenses	19,826	17,134
Other payables	23,032	20,958
Total current liabilities	500,037	444,358
Non-current liabilities
Long-term borrowings, non-current portion, net	21,279	27,358
Deferred tax liability	5,082	5,107
Operating lease liability, non-current portion	2,581	3,850
Severance liabilities	19,834	19,485
Other non-current liabilities	2,791	3,444
Total non-current liabilities	51,567	59,244
Total Liabilities	551,604	503,602
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of December 24, 2021 and June 25, 2021)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,008,996 shares and 38,749,045 shares issued at December 24, 2021 and June 25, 2021, respectively; and 36,987,138 shares and 36,765,456 shares outstanding at December 24, 2021 and June 25, 2021, respectively)	390	388
Additional paid-in capital	185,940	189,445
Less: Treasury shares (2,021,858 shares and 1,983,589 shares as of December 24, 2021 and June 25, 2021 respectively)	(91,776)	(87,343)
Accumulated other comprehensive income (loss)	(5,189)	(6,266)
Retained earnings	1,109,826	1,016,296
Total Shareholders’ Equity	1,199,191	1,112,520
Total Liabilities and Shareholders’ Equity	$1,750,795	$1,616,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(in thousands of U.S. dollars, except per share data)	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
Revenues	$566,633	$453,827	$1,109,955	$890,466
Cost of revenues	(497,262)	(400,806)	(976,987)	(786,965)
Gross profit	69,371	53,021	132,968	103,501
Selling, general and administrative expenses	(17,791)	(17,156)	(38,378)	(34,019)
Expenses related to reduction in workforce	(135)	—	(135)	—
Operating income	51,445	35,865	94,455	69,482
Interest income	295	1,111	1,056	2,215
Interest expense	(238)	(265)	(274)	(516)
Foreign exchange gain (loss), net	(364)	(533)	1,408	(405)
Other income (expense), net	(1,055)	158	(1,315)	279
Income before income taxes	50,083	36,336	95,330	71,055
Income tax expense	(1,204)	(952)	(1,800)	(2,620)
Net income	48,879	35,384	93,530	68,435
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	(947)	(42)	(1,160)	(367)
Change in net unrealized gain (loss) on derivative instruments	3,294	2,385	2,077	(823)
Change in net retirement benefits plan – prior service cost	126	50	324	223
Change in foreign currency translation adjustment	—	(146)	(164)	457
Total other comprehensive income (loss), net of tax	2,473	2,247	1,077	(510)
Net comprehensive income (loss)	$51,352	$37,631	$94,607	$67,925
Earnings per share
Basic	$1.32	$0.96	$2.53	$1.86
Diluted	$1.30	$0.94	$2.50	$1.83
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	37,017	36,936	36,947	36,877
Diluted	37,552	37,551	37,440	37,467

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended December 24, 2021

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at September 24, 2021	39,000,843	$390	$179,670	$(87,343)	$(7,662)	$1,060,947	$1,146,002
Net income	—	—	—	—	—	48,879	48,879
Other comprehensive income (loss)	—	—	—	—	2,473	—	2,473
Share-based compensation	—	—	6,686	—	—	—	6,686
Issuance of ordinary shares	8,153	—	—	—	—	—	—
Repurchase of 38,269 shares held as treasury shares	—	—	—	(4,433)	—	—	(4,433)
Tax withholdings related to net share settlement of restricted share units	—	—	(416)	—	—	—	(416)
Balances at December 24, 2021	39,008,996	$390	$185,940	$(91,776)	$(5,189)	$1,109,826	$1,199,191
For the Six Months Ended December 24, 2021

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 25, 2021	38,749,045	$388	$189,445	$(87,343)	$(6,266)	$1,016,296	$1,112,520
Net income	—	—	—	—	—	93,530	93,530
Other comprehensive income (loss)	—	—	—	—	1,077	—	1,077
Share-based compensation	—	—	15,978	—	—	—	15,978
Issuance of ordinary shares	259,951	2	(2)	—	—	—	—
Repurchase of 38,269 shares held as treasury shares	—	—	—	(4,433)	—	—	(4,433)
Tax withholdings related to net share settlement of restricted share units	—	—	(19,481)	—	—	—	(19,481)
Balances at December 24, 2021	39,008,996	$390	$185,940	$(91,776)	$(5,189)	$1,109,826	$1,199,191

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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(in thousands of U.S. dollars)	December 24, 2021	December 25, 2020
Cash flows from operating activities
Net income for the period	$93,530	$68,435
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,114	17,650
Gain on disposal of property, plant and equipment	(135)	(24)
Gain from sales and maturities of available-for-sale securities	(13)	(86)
Amortization of investment discount	2,079	1,003
Amortization of deferred debt issuance costs	16	16
(Reversal of) allowance for doubtful accounts	(30)	(321)
Unrealized gain on exchange rate and fair value of foreign currency forward contracts	(673)	(290)
Amortization of fair value at hedge inception of interest rate swaps	(513)	(695)
Share-based compensation	15,978	11,878
Deferred income tax	(986)	(461)
Other non-cash expenses	268	(657)
Changes in operating assets and liabilities
Trade accounts receivable	(48,046)	(45,410)
Contract assets	(1,270)	(2,967)
Inventories	(62,740)	(62,211)
Other current assets and non-current assets	(5,568)	(11,983)
Trade accounts payable	44,078	45,179
Contract liabilities	214	248
Income tax payable	(1,323)	548
Severance liabilities	1,708	1,350
Other current liabilities and non-current liabilities	1,880	20,112
Net cash provided by operating activities	57,568	41,314
Cash flows from investing activities
Purchase of short-term investments	(78,786)	(126,701)
Proceeds from sales of short-term investments	19,463	57,486
Proceeds from maturities of short-term investments	57,721	68,807
Purchase of property, plant and equipment	(51,917)	(22,693)
Purchase of intangibles	(446)	(1,271)
Proceeds from disposal of property, plant and equipment	188	26
Net cash used in investing activities	(53,777)	(24,346)
Cash flows from financing activities
Repayment of long-term borrowings	(6,094)	(6,094)
Repayment of finance lease liability	—	(100)
Repurchase of ordinary shares	(4,198)	(7,074)
Withholding tax related to net share settlement of restricted share units	(19,481)	(10,361)
Net cash used in financing activities	(29,773)	(23,629)
Net decrease in cash, cash equivalents and restricted cash	$(25,982)	$(6,661)
Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at the beginning of period	$303,123	$232,832
Decrease in cash, cash equivalents and restricted cash	(25,982)	(6,661)
Effect of exchange rate on cash, cash equivalents and restricted cash	(296)	605
Cash, cash equivalents and restricted cash at the end of period	$276,845	$226,776
Non-cash investing and financing activities
Construction, software and equipment-related payables	$28,740	$7,748

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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(amount in thousands)	As of December 24, 2021	As of December 25, 2020
Cash and cash equivalents	$276,531	$219,221
Restricted cash	314	7,555
Cash, cash equivalents and restricted cash	$276,845	$226,776

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

2.    Accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of December 24, 2021 and for the three and six months ended December 24, 2021 and December 25, 2020 include normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 25, 2021.
The balance sheet as of June 25, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three and six months ended December 24, 2021 may not be indicative of results for the year ending June 24, 2022 or any future periods.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of total revenues and expenses during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for doubtful accounts, allowance for expected credit losses, income taxes, inventory obsolescence, goodwill and valuation of intangible assets related to business acquisition, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that the Company's estimates or assumptions prove to be different from actual results, adjustments will be made in subsequent periods to reflect more current information. Additionally, the extent to which the evolving COVID-19 pandemic impacts the Company’s unaudited condensed consolidated financial statements will depend on a number of factors, including the magnitude and duration of the pandemic. These estimates may change as new events occur and additional information is obtained, as well as based upon the occurrence of other factors related to the COVID-19 pandemic that could result in material impacts to the Company's unaudited condensed consolidated financial statements in future reporting periods.

Fiscal years
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended December 24, 2021 and December 25, 2020 each consisted of 13 weeks. The six months ended December 24, 2021 and December 25, 2020 each consisted of 26 weeks. Fiscal year 2022 will be comprised of 52 weeks and will end on June 24, 2022.
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
New Accounting Pronouncements – not yet adopted by the Company
In November 2021, the Financial Accounting Standards Board issued ASU 2021-10, “Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance,” which requires annual disclosures that increase the transparency of transactions involving government assistance, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for all entities within the ASU's scope for financial statements issued for annual periods beginning after December 15, 2021. This ASU will be effective for the Company in the first quarter of fiscal year 2023. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this update on its condensed consolidated financial statements.

3.    Revenues from contracts with customers
Revenue by Geographic Area and End Market
Revenues are attributed to a particular geographic area based on the bill-to-location of the Company’s customers. The Company operates in three geographic regions: North America, Asia-Pacific and others and Europe.
The following table presents total revenues by geographic region:

(amount in thousands, except percentages)	Three Months Ended December 24, 2021	As a % of Total Revenues	Six Months Ended December 24, 2021	As a % of Total Revenues
North America
U.S.	243,720		488,994
Others (1)	3,557		4,873
Total revenue in North America	247,277	43.6%	493,867	44.5%
Asia-Pacific and others
India	74,121		139,054
Malaysia	60,369		112,118
Hong Kong	23,206		44,237
Israel	22,801		50,434
Japan	15,832		30,809
China	14,146		27,781
Others	11,565		23,790
Total revenue in Asia-Pacific and others	222,040	39.2%	428,223	38.6%
Europe
Ireland	54,900		104,384
U.K.	22,941		42,519
Germany	8,985		17,410
Others	10,490		23,552
Total revenue in Europe	$97,316	17.2%	$187,865	16.9%
Total revenue	$566,633	100.0%	$1,109,955	100.0%

(amount in thousands, except percentages)	Three Months Ended December 25, 2020	As a % of Total Revenues	Six Months Ended December 25, 2020	As a % of Total Revenues
North America
U.S.	224,046		430,996
Others (1)	626		1,078
Total revenue in North America	224,672	49.5%	432,074	48.5%
Asia-Pacific and others
Malaysia	34,546		80,188
India	28,865		28,885
Israel	27,102		57,217
Hong Kong	18,092		41,598
Japan	17,309		37,642
China	12,563		26,340
Others	15,257		27,510
Total revenue in Asia-Pacific and others	153,734	33.9%	299,380	33.6%
Europe
Ireland	48,954		102,730
U.K.	10,004		25,315
Germany	6,253		12,052
Others	10,210		18,915
Total revenue in Europe	$75,421	16.6%	$159,012	17.9%
Total revenue	$453,827	100.0%	$890,466	100.0%
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each year presented is $0.
The following table presents revenues by end market.

(amount in thousands, except percentages)	Three Months Ended December 24, 2021	As a % of Total Revenues	Six Months Ended December 24, 2021	As a % of Total Revenues
Optical communications	$450,783	79.6%	$878,084	79.1%
Lasers, sensors and other	115,850	20.4%	231,871	20.9%
Total	$566,633	100.0%	$1,109,955	100.0%

(amount in thousands, except percentages)	Three Months Ended December 25, 2020	As a % of Total Revenues	Six Months Ended December 25, 2020	As a % of Total Revenues
Optical communications	$347,840	76.6%	$691,757	77.7%
Lasers, sensors and other	105,987	23.4%	198,709	22.3%
Total	$453,827	100.0%	$890,466	100.0%
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

The following tables summarize the activity in the Company’s contract assets and contract liabilities during the six months ended December 24, 2021:

(amount in thousands)	Contract Assets
Beginning balance, June 25, 2021	$11,878
Revenue recognized	26,241
Amounts collected or invoiced	(24,971)
Ending balance, December 24, 2021	$13,148

(amount in thousands)	Contract Liabilities
Beginning balance, June 25, 2021	$1,680
Advance payment received during the period	3,281
Revenue recognized	(3,067)
Ending balance, December 24, 2021	$1,894

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
Earnings per ordinary share was calculated as follows:

	Three Months Ended		Six Months Ended
(amount in thousands except per share amounts)	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
Net income attributable to shareholders	$48,879	$35,384	$93,530	$68,435
Weighted-average number of ordinary shares outstanding (thousands of shares)	37,017	36,936	36,947	36,877
Incremental shares arising from the assumed vesting of restricted share units and performance share units (thousands of shares)	535	615	493	590
Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,552	37,551	37,440	37,467
Basic earnings per ordinary share	$1.32	$0.96	$2.53	$1.86
Diluted earnings per ordinary share	$1.30	$0.94	$2.50	$1.83
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (thousands of shares)(1)	—	91	—	91
(1)These performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.

5.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments are as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of December 24, 2021
Cash	$235,561	$—	$235,561	$—	$—
Cash equivalents	40,970	—	40,970	—	—
Liquidity funds	31,329	—	—	—	31,329
Corporate debt securities	193,822	(822)	—	193,000	—
U.S. agency and U.S. treasury securities	19,038	(28)	—	19,010	—
Total	$520,720	$(850)	$276,531	$212,010	$31,329
As of June 25, 2021
Cash	$222,664	$—	$222,664	$—	$—
Cash equivalents	80,305	—	80,305	—	—
Liquidity funds	30,000	1,226	—	—	31,226
Certificates of deposit and time deposits	10,500	—	—	—	10,500
Corporate debt securities	171,626	164	—	171,790	—
U.S. agency and U.S. treasury securities	31,301	146	—	31,447	—
Total	$546,396	$1,536	$302,969	$203,237	$41,726

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
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale securities based on stated effective maturities as of December 24, 2021 and June 25, 2021:

	December 24, 2021		June 25, 2021
(amount in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$64,111	$64,088	$30,000	$31,226
Due between one to five years	180,078	179,251	202,927	203,237
Total	$244,189	$243,339	$232,927	$234,463

As of December 24, 2021, the Company considered the decline in market value of its available-for-sale debt securities by using the AFS debt security impairment model. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The Company assesses impairment at the individual security level according to applicable accounting standards by comparing fair value/market value with amortized cost. The Company considered factors such as the failure of the issuer of the security to make scheduled interest and principal payments and any changes to the credit rating of the security by a rating agency. The credit ratings of the Company's invested securities are still in compliance with the Company's investment policy. No impairment losses on available-for-sale debt securities were recorded for the three months ended December 24, 2021.

The following table summarizes the carrying cost of short-term investments classified as held-to-maturity securities based on stated effective maturities as of December 24, 2021 and June 25, 2021:

(amount in thousands)	As of December 24, 2021		As of June 25, 2021
Due within one year	$—	(1)	$10,500
Due between one to five years	—		—
Total	$—		$10,500
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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of December 24, 2021
Assets
Cash equivalents	$—	$40,970		$—	$40,970
Liquidity funds	—	31,329		—	31,329
Corporate debt securities	—	193,000		—	193,000
U.S. agency and U.S. treasury securities	—	19,010		—	19,010
Derivative assets – current portion	—	177	(1)	—	177
Total	$—	$284,486		$—	$284,486
Liabilities
Derivative liabilities – current portion	$—	$(4,206)		$—	$(4,206)
Derivative liabilities – non-current portion	—	(1,055)		—	(1,055)
Total	$—	$(5,261)	(2)	$—	$(5,261)

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 25, 2021
Assets
Cash equivalents	$—	$80,305		$—	$80,305
Liquidity funds	—	31,226		—	31,226
Corporate debt securities	—	171,790		—	171,790
U.S. agency and U.S. treasury securities	—	31,447		—	31,447
Derivative assets – current portion	—	1	(3)	—	1
Total	$—	$314,769		$—	$314,769
Liabilities
Derivative liabilities – current portion	$—	$5,654		$—	$5,654
Derivative liabilities – non-current portion	—	1,977		—	1,977
Total	$—	$7,631	(4)	$—	$7,631

(1)Foreign currency forward contracts with a notional amount of $27.0 million.
(2)Foreign currency forward contracts with a notional amount of $108.0 million and of 0.4 million Canadian dollars and two interest rate swap agreements with an aggregate notional amount of $125.1 million.
(3)Foreign currency forward contracts with an aggregate notional amount of $2.0 million.
(4)Foreign currency forward contracts with an aggregate notional amount of $128.0 million and of 0.4 million Canadian dollars and two interest rate swap agreements with an aggregate notional amount of $125.1 million.
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

Changes in the fair value of these non-designated derivatives are recorded as foreign exchange gain (loss), net in the consolidated statements of operations and comprehensive income.
As of December 24, 2021, the Company had 135 outstanding U.S. dollar foreign currency forward contracts against Thai baht, with an aggregate notional amount of $135.0 million and maturity dates ranging from January 2022 through July 2022 and one outstanding Canadian dollar foreign currency forward contract with an aggregate notional amount of 0.4 million Canadian dollars and a maturity date in March 2022.
As of June 25, 2021, the Company had 130 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $130.0 million and maturity dates ranging from July 2021 through January 2022, and two foreign currency contracts with an aggregate notional amount of 0.4 million Canadian dollars and maturity dates in September 2021.
As of December 24, 2021, the hedging relationship over foreign currency forward contracts that were designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of December 24, 2021, the amount in accumulated other comprehensive income (“AOCI”) that is expected to be reclassified into earnings within 12 months was a loss of $1.1 million.
As of June 25, 2021, the hedging relationship over foreign currency forward contracts that were designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of June 25, 2021, the amount in AOCI that is expected to be reclassified into earnings within 12 months was a gain of $2.7 million.
During the three and six months ended December 24, 2021, the Company recorded an unrealized gain of $1.1 million and $0.5 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting, in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
During the three and six months ended December 25, 2020, the Company recorded an unrealized gain of $1.8 million and $0.3 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting, in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of December 24, 2021 and June 25, 2021, the Company had two outstanding interest rate swap agreements with an aggregate notional amount of $125.1 million.
On July 25, 2018, Fabrinet Thailand entered into an interest rate swap agreement to effectively convert the floating interest rate of its term loan under a credit facility agreement with Bank of America to a fixed interest rate of 2.86% per annum through the scheduled maturity of the term loan in June 2023 (see Note 10). The Company did not designate this interest rate swap for hedge accounting.
On September 3, 2019, the Company entered into a new term loan agreement under a credit facility agreement with the Bank of Ayudhya Public Company Limited (the “Bank”) (see Note 10) and on September 10, 2019, the Company repaid in full the outstanding term loan under the Bank of America credit facility agreement (see Note 10). In conjunction with the funding of the new term loan, the Company entered into a second interest rate swap agreement. The combination of both of these interest rate swaps effectively converts the floating interest rate of the Company’s new term loan with the Bank to a fixed interest rate of 4.36% per annum through the maturity of the term loan in June 2024.
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
As of December 24, 2021, the amount in AOCI that is expected to be reclassified into earnings within 12 months was a loss of $0.9 million.

As of June 25, 2021, the amount in AOCI that is expected to be reclassified into earnings within 12 months was a loss of $0.8 million.
The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended		Six Months Ended
(amount in thousands)	Financial statements line item	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income	$3,685	$3,149	$1,549	$809
Interest rate swaps	Other comprehensive income	595	386	1,003	743
Total derivatives gain (loss) recognized in other comprehensive income (loss)		$4,280	$3,535	$2,552	$1,552
Derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings:
Foreign currency forward contracts	Cost of revenues	$2,984	$337	$5,099	$(1,720)
Foreign currency forward contracts	SG&A	124	14	212	(73)
Foreign currency forward contracts	Foreign exchange loss, net	(3,849)	(1,165)	(5,273)	113
Interest rate swaps	Interest expense	(245)	(336)	(513)	(695)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings		$(986)	$(1,150)	$(475)	$(2,375)
Change in net unrealized gain (loss) on derivatives instruments		$3,294	$2,385	$2,077	$(823)
Fair Value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	December 24, 2021		June 25, 2021
(amount in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$—	$(1,425)	$—	$(1,379)
Derivatives designated as hedging instruments
Foreign currency forward contracts	177	(1,290)	1	(2,703)
Interest rate swaps	—	(2,546)	—	(3,549)
Derivatives, gross balances	$177	$(5,261)	$1	$(7,631)

The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets
Fair Value of Derivative Liabilities	Accrued expenses
Fair Value of Derivative Liabilities	Other non-current liabilities

7.    Inventories

(amount in thousands)	As of December 24, 2021	As of June 25, 2021
Raw materials	$236,915	$196,345
Work in progress	198,496	174,654
Finished goods	16,237	15,471
Goods in transit	33,225	35,663
Inventories	$484,873	$422,133

8.    Leases
The Company leases facilities under non-cancelable operating lease agreements. The Company leases a portion of its capital equipment and vehicles, certain land and buildings for its facilities in Thailand, the Cayman Islands, the PRC, the U.S., the U.K., Israel and Singapore under operating lease arrangements that expire at various dates through 2025. Certain of these lease arrangements provide the Company the ability to extend the lease from one to five years following the expiration of the current term. However, the Company has excluded all lease extension options from its right of use (“ROU”) assets and lease liabilities as the Company is not reasonably assured that it will exercise these options. None of the lease agreements contain residual value guarantees provided by the lessee. The Company also has one intercompany lease transaction in the form of a lease of office and manufacturing space.
Operating leases
As of December 24, 2021, the maturities of the Company’s operating lease liabilities were as follows:

(amount in thousands)
2022 (remaining six months)	$1,391
2023	2,702
2024	1,267
2025	42
Total undiscounted lease payments	5,402
Less imputed interest	(190)
Total present value of lease liabilities	$5,212	(1)
(1)Included current portion of operating lease liabilities of $2.6 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term. Rental expense for long-term leases for the three and six months ended December 24, 2021 was $0.7 million and $1.4 million, respectively, and for the three and six months ended December 25, 2020 was $0.6 million and $1.2 million, respectively. Rental expense for short-term leases for the three and six months ended December 24, 2021 was $0.1 million for both periods, and for the three and six months ended December 25, 2020 was $0.1 million and $0.2 million, respectively.

The following summarizes additional information related to the Company’s operating leases:

	As of December 24, 2021	As of June 25, 2021
Weighted-average remaining lease term (in years)	2.2	2.7
Weighted-average discount rate	3.4%	3.5%
The following table presents supplemental disclosure for the unaudited condensed consolidated statement of cash flows related to operating and finance leases for the three and six months ended December 24, 2021 and December 25, 2020:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$709	$667	$1,398	$1,261
Financing cash flows from finance leases	$—	$—	$—	$100
ROU assets obtained in exchange for lease liabilities	$—	$306	$38	$370
9.    Intangibles
The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of December 24, 2021
Software	$10,067	$(7,157)	$—	$2,910
Customer relationships	4,373	(3,414)	9	968
Backlog	119	(119)	—	—
Total intangibles	$14,559	$(10,690)	$9	$3,878

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 25, 2021
Software	$9,767	$(6,632)	$—	$3,135
Customer relationships	4,373	(3,195)	58	1,236
Backlog	119	(119)	—	—
Total intangibles	$14,259	$(9,946)	$58	$4,371
The Company recorded amortization expense relating to intangibles of $0.4 million and $0.5 million for the three months ended December 24, 2021 and December 25, 2020, respectively, and $0.8 million and $0.7 million for the six months ended December 24, 2021 and December 25, 2020, respectively.
The weighted-average remaining life of customer relationships was:

(years)	As of December 24, 2021	As of June 25, 2021
Customer relationships	3.5	3.9

Based on the carrying amount of intangibles as of December 24, 2021, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousands)
2022 (remaining six months)	$779
2023	1,236
2024	995
2025	508
2026	349
Thereafter	11
Total	$3,878

10.    Borrowings
The Company’s total borrowings, including current and non-current portions of long-term borrowings, consisted of the following:

(amount in thousands)
Rate	Conditions	Maturity	As of December 24, 2021	As of June 25, 2021
Long-term borrowings, current portion, net:
Long-term borrowings, current portion			$12,188	$12,188
Less: Unamortized debt issuance costs – current portion			(32)	(32)
Long-term borrowings, current portion, net			$12,156	$12,156
Long-term borrowings, non-current portion, net:
Term loan borrowings:
3-month LIBOR +1.35% per annum (1)	Repayable in quarterly installments	June 2024	$33,515	$39,609
Less: Current portion			(12,188)	(12,188)
Less: Unamortized debt issuance costs – non-current portion			(48)	(63)
Long-term borrowings, non-current portion, net			$21,279	$27,358
(1)We have entered into interest rate swaps that effectively fix a series of our future interest payments on our term loans. Refer to Note 6.
The movements of long-term borrowings for the six months ended December 24, 2021 and December 25, 2020 were as follows:

	Six Months Ended
(amount in thousands)	December 24, 2021	December 25, 2020
Opening balance	$39,609	$51,797
Borrowings during the period	—	—
Repayments during the period	(6,094)	(6,094)
Closing balance	$33,515	$45,703

As of December 24, 2021, future maturities of long-term borrowings during each fiscal year were as follows:

(amount in thousands)
2022 (remaining six months)	$6,094
2023	15,234
2024	9,140
2025	3,047
Total	$33,515
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
The term loan accrues interest at 3-month LIBOR plus 1.35% and is repayable in quarterly installments of $3.0 million, commencing on September 30, 2019. The term loan will mature on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be borrowed again. During the three and six months ended December 24, 2021, the Company recorded $0.6 million and $1.1 million, respectively, of interest expense in connection with this term loan, including impact from interest rate swaps. During the three and six months ended December 24, 2021, $0.1 million and $0.4 million, respectively, of these interest expenses were capitalized in a new manufacturing building at our Chonburi campus.
Any borrowings under the Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt-to-equity ratio of less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. As of December 24, 2021, the Company was in compliance with all of its financial covenants under the Term Loan Agreement.
The events of default under the Term Loan Agreement include failure to timely pay amounts due under the Term Loan Agreement or the related finance documents, failure to comply with the covenants under the Term Loan Agreement or the related finance documents, cross default with other indebtedness of the Borrower, events of bankruptcy or insolvency in respect of the Borrower, and the occurrence of any event or series of events that in the opinion of the Bank has or is reasonably likely to have a material adverse effect.
As of December 24, 2021, there was $33.5 million outstanding under the term loan.

11.    Income taxes
As of December 24, 2021 and June 25, 2021, the liability for uncertain tax positions including accrued interest and penalties was $1.3 million and $0.9 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to increase within the next 12 months due to additional provisions on uncertain tax positions from one of its subsidiaries and interest on these positions.
The Company files income tax returns in the United States and foreign tax jurisdictions. The tax years from 2015 to 2021 remain open to examination by U.S. federal and state, and foreign tax authorities. The Company’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of each entity in the Company, adjusted for discrete items arising in that quarter. If the Company’s estimated annual effective tax rate changes, the Company makes a cumulative adjustment in that quarter.
The effective tax rate for the Company for the three months ended December 24, 2021 and December 25, 2020 was 2.4% and 2.6%, respectively, of net income. The decrease was primarily due to the fact that the Company had more income not subject to tax during the second quarter of fiscal year 2022 as compared to the same period in fiscal year 2021.
The effective tax rate for the Company for the six months ended December 24, 2021 and December 25, 2020 was 1.9% and 3.7%, respectively, of net income. The decrease was primarily due to the fact that the Company had more income not subject to tax during the first six months of fiscal year 2022 as compared to the same period in fiscal year 2021.

12.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of the Company's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three and six months ended December 24, 2021 and December 25, 2020 was as follows:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
Share-based compensation expense by type of award:
Restricted share units	$3,671	$4,175	$8,595	$9,424
Performance share units	3,015	1,676	7,383	2,454
Total share-based compensation expense	6,686	5,851	15,978	11,878
Tax effect on share-based compensation expense	—	—	—	—
Net effect on share-based compensation expense	$6,686	$5,851	$15,978	$11,878
Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended		Six Months Ended
(amount in thousands)	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
Cost of revenue	$1,421	$1,592	$3,396	$3,417
Selling, general and administrative expense	5,265	4,259	12,582	8,461
Total share-based compensation expense	$6,686	$5,851	$15,978	$11,878
The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and six months ended December 24, 2021 and December 25, 2020.

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
As of December 24, 2021, there were 323,164 restricted share units outstanding, 295,550 performance share units outstanding and 2,242,349 ordinary shares available for future grant under the 2020 Plan.
As of December 24, 2021, there were 171,943 restricted share units outstanding under the 2010 Plan. No ordinary shares are available for future grant under the 2010 Plan.
On November 2, 2017, the Company adopted the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”) with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual. As of December 24, 2021, there were 12,164 restricted share units outstanding and 111,347 ordinary shares available for future grant under the 2017 Inducement Plan.
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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 25, 2021	641,875	$55.74
Granted	154,893	$102.70
Issued	(271,396)	$50.74
Forfeited	(18,101)	$68.49
Balance as of December 24, 2021	507,271	$72.29

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 26, 2020	797,757	$46.88
Granted	216,776	$69.48
Issued	(292,874)	$43.75
Forfeited	(13,997)	$54.23
Balance as of December 25, 2020	707,662	$54.95

The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 25, 2021	427,028	$57.82
Granted	110,832	$101.05
Issued	(190,213)	$48.65
Forfeited	(52,097)	$48.65
Balance as of December 24, 2021	295,550	$81.55

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 26, 2020	440,140	$48.37
Granted	184,718	$69.85
Issued	(82,185)	48.02
Forfeited	(115,645)	$48.02
Balance as of December 25, 2020	427,028	$57.82
The fair value of restricted share units and performance share units is based on the market value of the Company's ordinary shares on the date of grant.
As of December 24, 2021, there was $16.7 million and $12.6 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.5 and 1.3, respectively.
For the six months ended December 24, 2021 and December 25, 2020, the Company withheld an aggregate of 201,658 shares and 148,958 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle employee obligations for the applicable income and other employment taxes. For the six months ended December 24, 2021 and December 25, 2020, the Company then remitted cash of $19.5 million and $10.4 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.

13.    Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three and six months ended December 24, 2021, Fabrinet issued 8,153 and 259,951 ordinary shares, respectively, upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
For the three and six months ended December 25, 2020, Fabrinet issued 17,409 and 226,101 ordinary shares, respectively, upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
All such issued shares are fully paid.

Treasury shares
In August 2017, the Company’s board of directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, May 2019 and August 2020, the Company’s board of directors approved an increase of $30.0 million, $50.0 million and $58.5 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $168.5 million. During the three and six months ended December 24, 2021, the Company repurchased 38,269 shares under the program at an average price per share (excluding other direct costs) of $115.82, totaling $4.4 million. As of December 24, 2021, the Company had a remaining authorization to repurchase up to an additional $76.7 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

14.    Accumulated other comprehensive income (loss)
The changes in AOCI for the six months ended December 24, 2021 and December 25, 2020 were as follows:

(amount in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 25, 2021	$308	$(4,504)	$(1,425)	$(645)	$(6,266)
Other comprehensive income before reclassification adjustment	(1,173)	2,552	—	(164)	1,215
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	13	(475)	324	—	(138)
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$(1,160)	$2,077	$324	$(164)	$1,077
Balance as of December 24, 2021	$(852)	$(2,427)	$(1,101)	$(809)	$(5,189)

(amount in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 26, 2020	$1,490	$602	$(2,009)	$(1,230)	$(1,147)
Other comprehensive income before reclassification adjustment	(289)	1,552	—	457	1,720
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	(78)	(2,375)	223	—	(2,230)
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$(367)	$(823)	$223	$457	$(510)
Balance as of December 25, 2020	$1,123	$(221)	$(1,786)	$(773)	$(1,657)

15.    Commitments and contingencies
Bank guarantees
As of December 24, 2021 and June 25, 2021, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses totaling to $1.5 million and $1.6 million, respectively, or Thai Baht 50.2 million. As of December 24, 2021 and June 25, 2021, the Company had an outstanding bank guarantee on behalf of its subsidiary in the PRC to support the subsidiary's operations totaling Renminbi 2.0 million and Renminbi 1.0 million, respectively, which bank guarantee was backed by cash collateral of $0.3 million and $0.2 million, respectively. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in the U.K. to support its operations.
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
As of December 24, 2021, the Company had a purchase obligation and other commitments to third parties of $1,301.7 million.
Capital expenditures
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
As of December 24, 2021, the Company had total capital expenditure commitments to third parties of $19.9 million, comprised of the construction contract of the new manufacturing building at Chonburi campus of $2.9 million and other commitments of $17.0 million.
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

16.    Business segments and geographic information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s Chief Executive Officer. As of December 24, 2021, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
For the Company’s revenues by geographic region, see “Revenue by Geographic Area and End Market” in Note 3.
The following table presents long-lived assets by the country in which they are based:

(amount in thousands)	December 24, 2021	June 25, 2021
Long-Lived Assets:
Thailand	$238,668	$190,843
U.S.	26,421	27,403
China	18,746	14,977
Israel	4,622	5,271
U.K.	1,666	2,223
Cayman Island	560	412
	$290,683	$241,129
Significant customers
The Company had two and three customers that each contributed to 10% or more of the Company's total trade accounts receivable as of December 24, 2021 and June 25, 2021, respectively.

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
•our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2022 will be in line with the portion of those revenues for the six months ended December 24, 2021;
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

Overview
We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products such as optical communication components, modules and sub-systems, industrial lasers, automotive components, medical devices and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and testing. Although we focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix,” we also have the capability to accommodate high-volume production. Based on our extensive experience, and the positive feedback we have received from our customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers and automotive markets.
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
During the three months ended December 24, 2021, several countries where we have manufacturing facilities, including Thailand, the PRC, the U.S. and the U.K., experienced a surge in the number of COVID-19 cases. We have responded by taking additional precautionary measures based on recommendations from local authorities. These precautionary measures include implementing leaves of absence for affected employees and their close contacts, stringent contact tracing, enhanced safe distancing measures, and arrangements for the vaccination of our employees in Thailand. Although we did not experience any significant disruptions in our operations or decrease in customer demand during the three months ended December 24, 2021, any worsening of the pandemic may result in more stringent recommendations or requirements being implemented by local authorities, such as shutting down our manufacturing facilities, which would have a significant negative impact on our operations.
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
•While we believe the long-term growth outlook for the markets we serve has not been significantly impacted, in the short-term we are likely to continue to see regional downward demand adjustments, especially if the COVID-19 pandemic intensifies or returns in various geographic areas as was the case at the end of our third quarter in fiscal year 2020.
•In the near term, we expect to continue experiencing disruptions in our supply chain and fluctuations in the availability of parts and materials, especially if the COVID-19 pandemic intensifies or returns in various geographic areas. These disruptions and shortages have impacted, and will continue to impact, our ability to generate revenue. However, we believe we can partially mitigate these disruptions and shortages by continuing to identify and secure alternative supply chain sources.
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
•The safety and health of our employees is and will remain a key priority, and we will continue to follow robust safety protocols in all of our facilities. To this end, we arranged for the vaccination of our employees in Thailand in the first quarter of fiscal year 2022.
•Given our $519.9 million in cash, cash equivalents and short-term investments, and our total debt of approximately $33.5 million as of December 24, 2021, we believe we are in a solid position from a capital and financial resources perspective. We expect that our current cash and cash equivalent balances and short-term investments, and cash flows generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months.
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
The percentage of our revenues generated from a bill-to location outside of North America increased from 50.5% in the three months ended December 25, 2020 to 56.4% in the three months ended December 24, 2021, primarily because the increase in sales to our customers outside of North America was greater than the increase in sales to our customers in North America.

The percentage of our revenues generated from a bill-to location outside of North America increased from 51.5% in the six months ended December 25, 2020 to 55.5% in the six months ended December 24, 2021, primarily because the increase in sales to our customers outside of North America was greater than the increase in sales to our customers in North America.
Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2022 will be in line with the portion of revenues attributable to such customers during the six months ended December 24, 2021.
The following table presents percentages of total revenues by geographic region:

	Three Months Ended		Six Months Ended
	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
North America	43.6%	49.5%	44.5%	48.5%
Asia-Pacific and others	39.2	33.9	38.6	33.6
Europe	17.2	16.6	16.9	17.9
	100.0%	100.0%	100.0%	100.0%
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
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of December 24, 2021			As of June 25, 2021
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	754,974	$22,516	62.4%	1,472,249	$46,312	67.5%
RMB	41,251	6,477	17.9	98,056	15,145	22.1
GBP	5,309	7,116	19.7	5,111	7,119	10.4
Total		$36,109	100.0%		$68,576	100.0%
Liabilities
Thai baht	2,770,964	$82,641	85.5%	2,250,514	$70,793	87.7%
RMB	70,196	11,021	11.4	40,112	6,195	7.7
GBP	2,256	3,023	3.1	2,656	3,699	4.6
Total		$96,685	100.0%		$80,687	100.0%

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of December 24, 2021, there was $135.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 25, 2021, there was $130.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of December 24, 2021 and June 25, 2021, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of December 24, 2021 and June 25, 2021, we did not have any derivative contracts denominated in GBP.
For the three months ended December 24, 2021 and December 25, 2020, we recorded gain of $1.1 million and $1.8 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
For the six months ended December 24, 2021 and December 25, 2020, we recorded gain of $0.5 million and $0.3 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
Currency Regulation and Dividend Distribution
Foreign exchange regulation in the PRC is primarily governed by the following rules:
•Foreign Currency Administration Rules, as amended on August 5, 2008 (the “Exchange Rules”);
•Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996) (the “Administration Rules”); and
•Notice on Perfecting Practices Concerning Foreign Exchange Settlement Regarding the Capital Contribution by Foreign-invested Enterprises, as promulgated by the State Administration of Foreign Exchange (“SAFE”), on August 29, 2008 (“Circular 142”).
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
On January 5, 2007, SAFE promulgated the Detailed Rules for Implementing the Measures for the Administration on Individual Foreign Exchange(the “Implementation Rules”). Under the Implementation Rules, PRC citizens who are granted share options by an overseas publicly-listed company are required, through a PRC agent or PRC subsidiary of such overseas publicly-listed company, to register with SAFE and complete certain other procedures.
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
Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption on income generated from projects to manufacture certain products at our Chonburi campus is currently available to us through June 2026. Similar preferential tax treatment was available to us through June 2020 with respect to products manufactured at our Pinehurst campus Building 6. After June 2020, 50% of our income generated from products manufactured at our Pinehurst campus is exempted from tax through June 2025. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. Currently, the corporate income tax rate for our Thai subsidiary is 20%.
The corporate income tax rate for our subsidiaries in the PRC, the U.S., the U.K. and Israel are 25%, 21%, 19% and 23%, respectively.
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

(amount in thousands)	Three Months Ended		Six Months Ended
	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
Revenues	$566,633	$453,827	$1,109,955	$890,466
Cost of revenues	(497,262)	(400,806)	(976,987)	(786,965)
Gross profit	69,371	53,021	132,968	103,501
Selling, general and administrative expenses	(17,791)	(17,156)	(38,378)	(34,019)
Expenses related to reduction in workforce	(135)	—	(135)	—
Operating income	51,445	35,865	94,455	69,482
Interest income	295	1,111	1,056	2,215
Interest expense	(238)	(265)	(274)	(516)
Foreign exchange gain (loss), net	(364)	(533)	1,408	(405)
Other income (expense), net	(1,055)	158	(1,315)	279
Income before income taxes	50,083	36,336	95,330	71,055
Income tax expense	(1,204)	(952)	(1,800)	(2,620)
Net income	48,879	35,384	93,530	68,435
Other comprehensive income (loss), net of tax	2,473	2,247	1,077	(510)
Net comprehensive income	$51,352	$37,631	$94,607	$67,925
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(87.8)	(88.3)	(88.0)	(88.4)
Gross profit	12.2	11.7	12.0	11.6
Selling, general and administrative expenses	(3.1)	(3.8)	(3.5)	(3.8)
Expenses related to reduction in workforce	0.0	—	0.0	—
Operating income	9.1	7.9	8.5	7.8
Interest income	0.1	0.2	0.1	0.3
Interest expense	(0.1)	0.0	0.1	(0.1)
Foreign exchange gain (loss), net	(0.1)	(0.1)	0.1	0.1
Other income (expense), net	(0.2)	0.0	(0.2)	(0.1)
Income before income taxes	8.8	8.0	8.6	8.0
Income tax expense	(0.2)	(0.2)	(0.2)	(0.3)
Net income	8.6	7.8	8.4	7.7
Other comprehensive income (loss), net of tax	0.5	0.5	0.1	(0.1)
Net comprehensive income	9.1%	8.3%	8.5%	7.6%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Six Months Ended
(amount in thousands)	December 24, 2021	December 25, 2020	December 24, 2021	December 25, 2020
Optical communications	$450,783	$347,840	$878,084	$691,757
Lasers, sensors and other	115,850	105,987	231,871	198,709
Total	$566,633	$453,827	$1,109,955	$890,466
We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.
Comparison of Three and Six Months Ended December 24, 2021 with Three and Six Months Ended December 25, 2020
Revenues
Our revenues increased by $112.8 million, or 24.9%, to $566.6 million for the three months ended December 24, 2021, compared with $453.8 million for the three months ended December 25, 2020. This increase was due to an increase in our key customers’ demand for optical communications manufacturing services during the three months ended December 24, 2021. Revenues from optical communications products increased by $102.9 million, or 29.6%, for the three months ended December 24, 2021.
Our revenues increased by $219.5 million, or 24.6%, to $1,110.0 million for the six months ended December 24, 2021, compared with $890.5 million for the six months ended December 25, 2020. This increase was due to an increase in our key customers’ demand for optical communications manufacturing services during the six months ended December 24, 2021. Revenues from optical communications products increased by $186.3 million, or 26.9%, for the six months ended December 24, 2021.
Cost of revenues
Our cost of revenues increased by $96.5 million, or 24.1%, to $497.3 million, or 87.8% of revenues, for the three months ended December 24, 2021, compared with $400.8 million, or 88.3% of revenues, for the three months ended December 25, 2020. This increase in cost of revenues on an absolute dollar basis was in line with the increase in sales volume.
Our cost of revenues increased by $190.0 million, or 24.1%, to $977.0 million, or 88.0% of revenues, for the six months ended December 24, 2021, compared with $787.0 million, or 88.4% of revenues, for the six months ended December 25, 2020. This increase in cost of revenues on an absolute dollar basis was in line with the increase in sales volume.
Gross profit
Our gross profit increased by $16.4 million, or 30.8%, to $69.4 million, or 12.2% of revenues, for the three months ended December 24, 2021, compared with $53.0 million, or 11.7% of revenues, for the three months ended December 25, 2020. The increase was primarily due to an increase in sales volume.
Our gross profit increased by $29.5 million, or 28.5%, to $133.0 million, or 12.0% of revenues, for the six months ended December 24, 2021, compared with $103.5 million, or 11.6% of revenues, for the six months ended December 25, 2020. The increase was primarily due to an increase in sales volume.
SG&A expenses
Our SG&A expenses increased by $0.6 million, or 3.7%, to $17.8 million, or 3.1% of revenues, for the three months ended December 24, 2021, compared with $17.2 million, or 3.8% of revenues, for the three months ended December 25, 2020. The increase was primarily due to (1) an increase in share-based compensation expenses of $1.0 million and (2) an increase in research and development expenses of $0.4 million, offset by a decrease in start-up cost for our subsidiary in Israel of $0.7 million.
Our SG&A expenses increased by $4.4 million, or 12.8%, to $38.4 million, or 3.5% of revenues, for the six months ended December 24, 2021, compared with $34.0 million, or 3.8% of revenues, for the six months ended December 25, 2020. The increase was primarily due to (1) an increase in share-based compensation expenses of $4.1 million, mainly due to higher achievement of our targets for performance-based awards, (2) an increase in research and development expenses of $0.8 million, (3) an increase in insurance expenses of $0.4 million, and (4) the reversal of allowance for doubtful debt of $0.3 million in the same period of fiscal year 2021, offset by a decrease in start-up cost for our subsidiary in Israel of $1.3 million.
Operating income
Our operating income increased by $15.6 million to $51.4 million, or 9.1% of revenues, for the three months ended December 24, 2021, compared with $35.9 million, or 7.9% of revenues, for the three months ended December 25, 2020. The increase was primarily due to an increase in revenues.
Our operating income increased by $25.0 million to $94.5 million, or 8.5% of revenues, for the six months ended December 24, 2021, compared with $69.5 million, or 7.8% of revenues, for the six months ended December 25, 2020. The increase was primarily due to an increase in revenues.
Interest income
Our interest income decreased by $0.8 million, or 73.4%, to $0.3 million, or 0.1% of revenues, for the three months ended December 24, 2021, compared with $1.1 million, or 0.2% of revenues, for the three months ended December 25, 2020. The decrease was primarily due to a lower weighted average interest rate during the three months ended December 24, 2021 compared to same period in the prior fiscal year.
Our interest income decreased by $1.2 million, or 52.3%, to $1.1 million, or 0.1% of revenues, for the six months ended December 24, 2021, compared with $2.2 million, or 0.3% of revenues, for the six months ended December 25, 2020. The decrease was primarily due to a lower weighted average interest rate during the six months ended December 24, 2021 compared to same period in the prior fiscal year.
Interest expense
Our interest expense decreased by $27.0 thousand to $0.2 million for the three months ended December 24, 2021, compared with $0.3 million for the three months ended December 25, 2020. The decrease was primarily due to interest expense capitalized to a new manufacturing building at our Chonburi campus of $0.1 million and lower loan principal settlement of $27.0 thousand during the three months ended December 24, 2021, offset by lower amortization of the fair value of interest rate swaps of $0.1 million.
Our interest expense decreased by $0.2 million to $0.3 million for the six months ended December 24, 2021, compared with $0.5 million for the six months ended December 25, 2020. The decrease was primarily due to interest expense capitalized to a new manufacturing building at our Chonburi campus of $0.4 million and lower loan principal settlement of $52.8 thousand during the six months ended December 24, 2021, offset by lower amortization of the fair value of interest rate swaps of $0.2 million.
Foreign exchange gain (loss), net
We recorded foreign exchange loss, net of $0.4 million for the three months ended December 24, 2021, compared with foreign exchange loss, net of $0.5 million for the three months ended December 25, 2020. The decrease in foreign exchange loss was mainly due to (1) higher realized gain from payment/receipt of $0.5 million for the three months ended December 24, 2021, as compared to realized loss from payment/receipt of $0.6 million for the three months ended December 25, 2020, (2) lower unrealized loss from revaluation of outstanding Thai baht assets and liabilities of $1.6 million for the three months ended December 24, 2021, as compared to unrealized loss from revaluation of outstanding Thai baht assets and liabilities of $2.6 million for the three months ended December 25, 2020, and (3) lower unrealized loss from revaluation of other currencies of $0.1 million for the three months ended December 24, 2021, as compared to unrealized loss from revaluation of other currencies of $0.2 million for the three months ended December 25, 2020, partially offset by (1) higher foreign exchange loss from our subsidiaries in the PRC and the U.K. totaling $0.3 million for the three months ended December 24, 2021, as compared to foreign exchange gain totaling $1.1 million from our subsidiaries in the PRC and the U.K. for the three months ended December 25, 2020, and (2) lower unrealized gain from the mark-to-market forward contracts of $1.1 million for the three months ended December 24, 2021, as compared to unrealized gain from mark-to-market forward contracts of $1.8 million for the three months ended December 25, 2020.
We recorded foreign exchange gain, net of $1.4 million for the six months ended December 24, 2021, compared with foreign exchange loss, net of $0.4 million for the six months ended December 25, 2020. The increase in foreign exchange gain was mainly due to (1) higher realized gain from payment/receipt of $0.8 million for the six months ended December 24, 2021, as compared to realized loss from payment/receipt of $1.0 million for the six months ended December 25, 2020, (2) higher unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $0.6 million for the six months ended

December 24, 2021, as compared to unrealized loss from revaluation of outstanding Thai baht assets and liabilities of $0.6 million for the six months ended December 25, 2020, and (3) higher unrealized gain from mark-to-market forward contracts of $0.5 million for the six months ended December 24, 2021, as compared to unrealized gain from mark-to-market forward contracts of $0.3 million for the six months ended December 25, 2020, partially offset by higher foreign exchange loss from our subsidiaries in the PRC and the U.K. totaling $0.4 million for the six months ended December 24, 2021, as compared to foreign exchange gain totaling $1.1 million from our subsidiaries in the PRC and the U.K. for the six months ended December 25, 2020.
Income before income taxes
We recorded income before income taxes of $50.1 million and $95.3 million for the three and six months ended December 24, 2021, respectively, compared with $36.3 million and $71.1 million for the three and six months ended December 25, 2020, respectively.
Income tax expense
Our provision for income tax reflects effective tax rates of 2.4% and 2.6% for the three months ended December 24, 2021 and December 25, 2020, respectively. The decrease was primarily due to the fact that we had more income not subject to tax during the second quarter of fiscal year 2022 as compared to the same period in fiscal year 2021.

Our provision for income tax reflects effective tax rates of 1.9% and 3.7% for the six months ended December 24, 2021 and December 25, 2020, respectively. The decrease was primarily due to the fact that we had more income not subject to tax during the first six months of fiscal year 2022 as compared to the same period in fiscal year 2021.
Net income
We recorded net income of $48.9 million, or 8.6% of revenues, for the three months ended December 24, 2021, compared with $35.4 million, or 7.8% of revenues, for the three months ended December 25, 2020.

We recorded net income of $93.5 million, or 8.4% of revenues, for the six months ended December 24, 2021, compared with $68.4 million, or 7.7% of revenues, for the six months ended December 25, 2020.
Other comprehensive income (loss)
We recorded other comprehensive gain of $2.5 million, or 0.5% of revenues, for the three months ended December 24, 2021, compared with other comprehensive gain of $2.2 million, or 0.5% of revenues, for the three months ended December 25, 2020. The increase in other comprehensive income was mainly due to unrealized gain from mark-to-market of forward contracts and interest rate swap agreements of $3.3 million for the three months ended December 24, 2021, as compared to unrealized gain from mark-to-market of forward contracts and interest rate swap agreements of $2.4 million for the three months ended December 25, 2020, partially offset by (1) unrealized loss from mark-to-market of available-for-sale debt securities of $0.9 million for the three months ended December 24, 2021, as compared to unrealized loss from mark-to-market of available-for-sale debt securities of $40.0 thousand for the three months ended December 25, 2020, and (2) unrealized loss from foreign currency translation adjustment of $1.0 thousand for the three months ended December 24, 2021, as compared to unrealized loss from foreign currency translation adjustment of $0.1 million for the three months ended December 25, 2020.

We recorded other comprehensive gain of $1.1 million, or 0.1% of revenues, for the six months ended December 24, 2021, compared with other comprehensive loss of $0.5 million, or 0.1% of revenues, for the six months ended December 25, 2020. The increase in other comprehensive income was mainly due to unrealized gain from mark-to-market of forward contracts and interest rate swap agreements of $2.1 million for the six months ended December 24, 2021, as compared to unrealized loss from mark-to-market of forward contracts and interest rate swap agreements of $0.8 million for the six months ended December 25, 2020, partially offset by (1) unrealized loss from mark-to-market of available-for-sale debt securities of $1.1 million for the six months ended December 24, 2021, as compared to unrealized loss from mark-to-market of available-for-sale debt securities of $0.4 million for the six months ended December 25, 2020, and (2) unrealized loss from foreign currency translation adjustment of $0.2 million for the six months ended December 24, 2021, as compared to unrealized gain from foreign currency translation adjustment of $0.4 million for the six months ended December 25, 2020.

Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operations. As of December 24, 2021 and December 25, 2020, we had cash, cash equivalents, and short-term investments of $519.9 million and $481.0 million, respectively, and outstanding debt of $33.5 million and $45.7 million, respectively.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents was 0.3% and 0.5% for the three and six months ended December 24, 2021, respectively, and 0.9% for the three and six months ended December 25, 2020, respectively.
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
During the six months ended December 24, 2021, we repaid $6.1 million of the term loan under our credit facility agreement with the Bank of Ayudhya Public Company Limited. As a result, as of December 24, 2021, we had a long-term borrowing of $33.5 million under such credit facility agreement. (See Note 10 for further details.) We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $243.3 million as of December 24, 2021.
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
The following table shows our cash flows for the periods indicated:

	Six Months Ended
(amount in thousands)	December 24, 2021	December 25, 2020
Net cash provided by operating activities	$57,568	$41,314
Net cash used in investing activities	$(53,777)	$(24,346)
Net cash used in financing activities	$(29,773)	$(23,629)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(25,982)	$(6,661)
Operating Activities
Net cash provided by operating activities of $57.6 million for the six months ended December 24, 2021 was primarily due to (1) net income of $93.5 million, (2) an increase in trade accounts payable of $44.1 million, (3) depreciation and amortization of $19.1 million, and (4) share-based compensation of $16.0 million; offset by (1) an increase in inventories of $62.7 million, (2) trade account receivable of $48.0 million and (3) other assets of $5.6 million.

Net cash provided by operating activities of $41.3 million for the six months ended December 25, 2020 was primarily due to (1) net income $68.4 million, (2) an increase in trade accounts payable of $45.2 million, (3) other liabilities of $20.1 million, (4) depreciation and amortization of $17.7 million, and (5) share-based compensation of $11.9 million; offset by (1) an increase in inventories of $62.2 million, (2) trade accounts receivable of $45.4 million, and (3) other assets of $12.0 million.

Investing Activities
Net cash used in investing activities of $53.8 million for the six months ended December 24, 2021 was primarily due to (1) the purchase of property, plant and equipment of $51.9 million, mainly related to a new manufacturing building at our Chonburi campus of $15.8 million, (2) a net purchase of short-term investments of $1.6 million, and (3) the purchase of intangibles assets of $0.4 million.

Net cash used in investing activities of $24.3 million for the six months ended December 25, 2020 was primarily due to (1) the purchase of property, plant and equipment of $22.7 million, (2) the purchase of intangibles assets of $1.3 million, and (3) a net purchase of short-term investments of $0.4 million.

Financing Activities
Net cash used in financing activities of $29.8 million for the six months ended December 24, 2021 was primarily due to (1) cash paid for withholding tax related to net share settlement of restricted share units of $19.5 million, (2) repayment of bank loans of $6.1 million, and (3) repurchase of ordinary shares of $4.2 million.

Net cash used in financing activities of $23.6 million for the six months ended December 25, 2020 was primarily due to (1) cash paid for withholding tax related to net share settlement of restricted share units of $10.4 million, (2) repurchase of ordinary shares of $7.1 million, and (3) repayment of loans to banks of $6.1 million.
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents, restricted cash and short-term investments totaling $520.2 million and $548.1 million as of December 24, 2021 and June 25, 2021, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the six months ended December 24, 2021 and December 25, 2020, our interest income would have decreased by approximately $0.2 million for both periods, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the six months ended December 24, 2021 and December 25, 2020, our interest expense would have increased by approximately $0.2 million for both periods, assuming consistent borrowing levels.
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. Beginning December 28, 2019, we designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded unrealized gain of $0.5 million and $0.3 million for the six months ended December 24, 2021 and December 25, 2020, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $6.6 million and $1.4 million as of December 24, 2021 and June 25, 2021, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of December 24, 2021, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of December 24, 2021 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 24, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During each of the three months ended December 24, 2021 and December 25, 2020, we had three customers that each contributed 10% or more of our revenues. Such customers together accounted for 54.8% and 36.6% of our revenues during the respective periods. During each of the six months ended December 24, 2021 and December 25, 2020, we had three customers that each contributed 10% or more of our revenues. Such customers together accounted for 54.7% and 37.2% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
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

Our reliance on a small number of customers gives our customers substantial purchasing power and leverage in negotiating contracts with us. In addition, although we enter into master supply agreements with our customers, the amount of business to be transacted under those agreements is not guaranteed. Instead, we are awarded business under those agreements on a project-by-project basis. Some of our customers have at times significantly reduced or delayed the volume of manufacturing services that they order from us. If we are unable to maintain our relationships with our existing significant customers at existing volumes, our business, financial condition and operating results could be harmed.

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
Revenues from the optical communications end market represented 79.6% and 76.6% of our revenues for the three months ended December 24, 2021 and December 25, 2020, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
Competitors in the market for optical manufacturing services include Benchmark Electronics, Inc., Celestica Inc.,  Sanmina-SCI Corporation, Jabil Circuit, Inc., and Venture Corporation Limited. Our customized optics and glass operations face competition from companies such as Browave Corporation, Fujian Castech Crystals, Inc., Photop Technologies, Inc., and Research Electro-Optic, Inc. Our U.K. competitors for printed circuit board assemblies include STI Limited and Axiom Manufacturing Services Limited. Other existing contract manufacturing companies, original design manufacturers or outsourced semiconductor assembly and test companies could also enter our target markets. In addition, we may face new competitors as we attempt to penetrate new markets.
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
Our revenues, profitability and customer relations will be harmed by continued fluctuations in the availability of materials, a stoppage or delay of supply, a substitution of more expensive or less reliable parts, the receipt of defective parts or contaminated materials, an increase in the price of supplies, or an inability to obtain reductions in price from our suppliers in response to competitive pressures. We continue to undertake programs to strengthen our supply chain. Nevertheless, we are experiencing, and expect for the foreseeable future to experience, strain on our supply chain, as well as periodic supplier problems. These supply chain issues have impacted, and will continue to impact, our ability to generate revenue. In addition, we have incurred, and expect for the foreseeable future to incur, increased costs related to our efforts to address these problems.
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
We may not be able to pursue many large customer orders or sustain our historical growth rates if we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products. If our customers do not believe that we have sufficient manufacturing capacity, they may: (1) outsource all of their production to another manufacturer that they believe can fulfill all of their production requirements; (2) look to a second manufacturer for the manufacture of additional quantities of the products that we currently manufacture for them; (3) manufacture the products themselves; or (4) decide against using our services for their new products.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 56.4% and 50.5% of our revenues for the three months ended December 24, 2021 and December 25, 2020, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of December 24, 2021, the U.S. dollar had appreciated approximately 11.1% against the Thai baht since December 27, 2019. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of December 24, 2021, the U.S. dollar had depreciated approximately 9% against the RMB since December 27, 2019. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of December 24, 2021, the U.S. dollar had depreciated approximately 3% against the GBP since December 27, 2019. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
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
Natural disasters, epidemics (including COVID-19), acts of terrorism and other political and economic developments could harm our business, financial condition and operating results.
Natural disasters could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products or for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the 2011 flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand and cease production permanently at our Chokchai facility, which adversely affected our ability to meet our customers’ demands during fiscal year 2012.
In some countries in which we operate, including the PRC, the U.S., the U.K. and Thailand, outbreaks of infectious diseases such as COVID-19, H1N1 influenza virus, severe acute respiratory syndrome (“SARS”) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. For example, our facility in Fuzhou, the PRC, which manufactures custom optics components, was not permitted to resume operations for a period of two weeks in February 2020 due to the outbreak of COVID-19, which negatively affected our revenues for the three months ended March 27, 2020. In addition, we and some of our suppliers and customers in the PRC experienced labor shortages during the three months ended March 27, 2020, due to travel restrictions imposed by the Chinese government. During the three months ended September 24, 2021, several countries where we have manufacturing facilities, including Thailand, the PRC, the U.S. and the U.K., experienced a surge in the number of COVID-19 cases. In Thailand, we have recently experienced an increase in the number of employees who have tested positive for COVID-19. We have responded by taking additional precautionary measures based on recommendations from local authorities. These precautionary measures include implementing leaves of absence for affected employees and their close contacts, stringent contact tracing, enhanced safe distancing measures, and arrangements for the vaccination of our employees in Thailand. Although we did not experience any significant disruptions in our operations or decrease in customer demand during the three months ended December 24, 2021, any worsening of the pandemic may result in more stringent measures being implemented by local authorities, such as shutting down our manufacturing facilities, which would have a significant negative impact on our operations.
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
Due to the unprecedented and rapidly changing social and global economic impacts associated with COVID-19, we are unable to predict or estimate the ultimate impact on our business or business prospects. The ultimate impact of COVID-19 on our business will depend on, among other factors: the severity and duration of the pandemic; the effects on the global economy; the severity and duration of restrictive measures taken by governmental authorities and other third parties; and the availability of governmental programs implemented to assist businesses impacted by the pandemic. At this time, we cannot estimate the short- or long-term impacts of COVID-19 on our business, financial condition and operating results.
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of December 24, 2021 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 24, 2021, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of December 24, 2021, our U.S. federal and state tax returns remain open to examination for the tax years 2018 through 2019. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2015 through 2021. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability. For example, in connection with the conclusion of the audit of our U.S. federal and state tax returns for the tax years 2016 and 2017, we incurred additional taxes, interest and penalties.
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
Based upon estimates of the value of our assets, which are based in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for the taxable year 2022 or for the foreseeable future. However, despite our expectations, we cannot assure you that we will not become a PFIC for the taxable year 2022 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we become a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations as well as to burdensome reporting requirements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended December 24, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
September 25, 2021 – October 22, 2021	—	$—	—	$81,161,564
October 23, 2021 – November 19, 2021	10,511	$118.29	10,511	$79,918,263
November 20, 2021 – December 24, 2021	27,758	$114.88	27,758	$76,729,295
Total	38,269		38,269

(1) On August 18, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. In February 2018, May 2019 and August 2020, we announced that our board of directors approved increases of $30.0 million, $50.0 million and $58.5 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $168.5 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. During the three months ended December 24, 2021, repurchases under our share repurchase program were made in accordance with Rule 10b-18 pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1. During the three months ended December 24, 2021, 38,269 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $115.82, for an aggregate purchase price of $4.4 million. As of December 24, 2021, we had a remaining authorization to repurchase up to an additional $76.7 million worth of our ordinary shares.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 1, 2022.

FABRINET

By:	/s/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)