Form 10-Q
period 2022-03-25
Fabrinet
filed 2022-05-03
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 25, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 22, 2022, the registrant had 36,785,159 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM 10-Q
QUARTER ENDED MARCH 25, 2022

Page No.
RISK FACTORS SUMMARY	3
PART I. FINANCIAL INFORMATION	5

Item 1. Financial Statements	5

Condensed Consolidated Balance Sheets as of March 25, 2022 and June 25, 2021 (unaudited)	5

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended March 25, 2022 and March 26, 2021 (unaudited)	6

Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended March 25, 2022 and March 26, 2021 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the nine months ended March 25, 2022 and March 26, 2021 (unaudited)	9

Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	45

PART II. OTHER INFORMATION	46

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 6. Exhibits	64

Signature	65

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	March 25, 2022	June 25, 2021
Assets
Current assets
Cash and cash equivalents	$269,140	$302,969
Short-term investments	245,852	244,963
Trade accounts receivable, net of allowance for doubtful accounts of $61 and $100, respectively	446,052	336,547
Contract assets	13,568	11,878
Inventories	452,638	422,133
Prepaid expenses	13,729	11,398
Other current assets	29,169	22,619
Total current assets	1,470,148	1,352,507
Non-current assets
Long-term restricted cash	157	154
Property, plant and equipment, net	291,767	241,129
Intangibles, net	3,593	4,371
Operating right-of-use assets	4,790	6,699
Deferred tax assets	9,171	9,428
Other non-current assets	513	1,834
Total non-current assets	309,991	263,615
Total Assets	$1,780,139	$1,616,122
Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$12,156	$12,156
Trade accounts payable	402,581	346,555
Fixed assets payable	14,060	19,206
Contract liabilities	1,923	1,680
Operating lease liabilities, current portion	2,593	2,593
Income tax payable	2,794	3,612
Accrued payroll, bonus and related expenses	21,396	20,464
Accrued expenses	21,144	17,134
Other payables	24,012	20,958
Total current liabilities	502,659	444,358
Non-current liabilities
Long-term borrowings, non-current portion, net	18,241	27,358
Deferred tax liability	5,771	5,107
Operating lease liability, non-current portion	1,922	3,850
Severance liabilities	20,352	19,485
Other non-current liabilities	2,467	3,444
Total non-current liabilities	48,753	59,244
Total Liabilities	551,412	503,602
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of March 25, 2022 and June 25, 2021)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,039,725 shares and 38,749,045 shares issued at March 25, 2022 and June 25, 2021, respectively; and 36,780,528 shares and 36,765,456 shares outstanding at March 25, 2022 and June 25, 2021, respectively)	390	388
Additional paid-in capital	190,705	189,445
Less: Treasury shares (2,259,197 shares and 1,983,589 shares as of March 25, 2022 and June 25, 2021, respectively)	(115,967)	(87,343)
Accumulated other comprehensive income (loss)	(6,888)	(6,266)
Retained earnings	1,160,487	1,016,296
Total Shareholders’ Equity	1,228,727	1,112,520
Total Liabilities and Shareholders’ Equity	$1,780,139	$1,616,122

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of U.S. dollars, except per share data)	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Revenues	$564,395	$479,317	$1,674,350	$1,369,783
Cost of revenues	(493,702)	(422,539)	(1,470,689)	(1,209,504)
Gross profit	70,693	56,778	203,661	160,279
Selling, general and administrative expenses	(17,034)	(19,059)	(55,412)	(53,078)
Expenses related to reduction in workforce	—	(43)	(135)	(43)
Operating income	53,659	37,676	148,114	107,158
Interest income	414	941	1,470	3,156
Interest expense	(73)	(282)	(347)	(798)
Foreign exchange gain (loss), net	(410)	629	998	224
Other income (expense), net	(36)	124	(1,351)	403
Income before income taxes	53,554	39,088	148,884	110,143
Income tax expense	(2,893)	(1,595)	(4,693)	(4,215)
Net income	50,661	37,493	144,191	105,928
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	(2,455)	(570)	(3,615)	(937)
Change in net unrealized gain (loss) on derivative instruments	666	(5,000)	2,743	(5,823)
Change in net retirement benefits plan – prior service cost	124	198	448	421
Change in foreign currency translation adjustment	(34)	90	(198)	547
Total other comprehensive income (loss), net of tax	(1,699)	(5,282)	(622)	(5,792)
Net comprehensive income (loss)	$48,962	$32,211	$143,569	$100,136
Earnings per share
Basic	$1.37	$1.02	$3.90	$2.87
Diluted	$1.35	$1.00	$3.85	$2.82
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	36,940	36,875	36,945	36,876
Diluted	37,473	37,609	37,451	37,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended March 25, 2022

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at December 24, 2021	39,008,996	$390	$185,940	$(91,776)	$(5,189)	$1,109,826	$1,199,191
Net income	—	—	—	—	—	50,661	50,661
Other comprehensive income (loss)	—	—	—	—	(1,699)	—	(1,699)
Share-based compensation	—	—	5,723	—	—	—	5,723
Issuance of ordinary shares	30,729	—	—	—	—	—	—
Repurchase of 237,339 shares held as treasury shares	—	—	—	(24,191)	—	—	(24,191)
Tax withholdings related to net share settlement of restricted share units	—	—	(958)	—	—	—	(958)
Balances at March 25, 2022	39,039,725	$390	$190,705	$(115,967)	$(6,888)	$1,160,487	$1,228,727
For the Nine Months Ended March 25, 2022

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 25, 2021	38,749,045	$388	$189,445	$(87,343)	$(6,266)	$1,016,296	$1,112,520
Net income	—	—	—	—	—	144,191	144,191
Other comprehensive income (loss)	—	—	—	—	(622)	—	(622)
Share-based compensation	—	—	21,701	—	—	—	21,701
Issuance of ordinary shares	290,680	2	(2)	—	—	—	—
Repurchase of 275,608 shares held as treasury shares	—	—	—	(28,624)	—	—	(28,624)
Tax withholdings related to net share settlement of restricted share units	—	—	(20,439)	—	—	—	(20,439)
Balances at March 25, 2022	39,039,725	$390	$190,705	$(115,967)	$(6,888)	$1,160,487	$1,228,727

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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(in thousands of U.S. dollars)	March 25, 2022	March 26, 2021
Cash flows from operating activities
Net income for the period	$144,191	$105,928
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	28,907	26,781
Gain on disposal of property, plant and equipment	(175)	(24)
Gain from sales and maturities of available-for-sale securities	(13)	(187)
Amortization of investment discount	3,038	1,479
Amortization of deferred debt issuance costs	24	24
(Reversal of) allowance for doubtful accounts	(39)	(317)
Unrealized gain on exchange rate and fair value of foreign currency forward contracts	(1,422)	(825)
Amortization of fair value at hedge inception of interest rate swaps	(736)	(1,009)
Share-based compensation	21,701	18,742
Deferred income tax	563	(382)
Other non-cash expenses	1,067	(614)
Changes in operating assets and liabilities
Trade accounts receivable	(109,334)	(36,437)
Contract assets	(1,690)	(3,874)
Inventories	(30,503)	(43,497)
Other current assets and non-current assets	(11,221)	(18,433)
Trade accounts payable	55,333	25,589
Contract liabilities	243	(147)
Income tax payable	(872)	911
Severance liabilities	1,883	2,204
Other current liabilities and non-current liabilities	6,952	3,404
Net cash provided by operating activities	107,897	79,316
Cash flows from investing activities
Purchase of short-term investments	(119,853)	(183,041)
Proceeds from sales of short-term investments	19,463	84,049
Proceeds from maturities of short-term investments	92,862	97,721
Purchase of property, plant and equipment	(75,327)	(33,269)
Purchase of intangibles	(592)	(1,912)
Proceeds from disposal of property, plant and equipment	229	38
Net cash used in investing activities	(83,218)	(36,414)
Cash flows from financing activities
Repayment of long-term borrowings	(9,141)	(9,141)
Repayment of finance lease liability	—	(100)
Repurchase of ordinary shares	(28,624)	(8,312)
Withholding tax related to net share settlement of restricted share units	(20,439)	(11,362)
Net cash used in financing activities	(58,204)	(28,915)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(33,525)	$13,987
Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at the beginning of period	$303,123	$232,832
Increase (decrease) in cash, cash equivalents and restricted cash	(33,525)	13,987
Effect of exchange rate on cash, cash equivalents and restricted cash	(301)	345
Cash, cash equivalents and restricted cash at the end of period	$269,297	$247,164
Non-cash investing and financing activities
Construction, software and equipment-related payables	$14,060	$11,060

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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(amount in thousands)	As of March 25, 2022	As of March 26, 2021
Cash and cash equivalents	$269,140	$247,011
Restricted cash	157	153
Cash, cash equivalents and restricted cash	$269,297	$247,164

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
The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products, such as optical communication components, modules and sub-systems, industrial lasers, automotive components, medical devices and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and testing. The Company focuses primarily on the production of low-volume, high-mix products. The principal subsidiaries of Fabrinet include Fabrinet Co., Ltd. (“Fabrinet Thailand”), Casix, Inc. (“Casix”), Fabrinet West, Inc. (“Fabrinet West”), Fabrinet UK Limited (“Fabrinet UK”) and Fabrinet Israel Ltd. (“Fabrinet Israel”).

2.    Accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of March 25, 2022 and for the three and nine months ended March 25, 2022 and March 26, 2021 include normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 25, 2021.
The balance sheet as of June 25, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three and nine months ended March 25, 2022 may not be indicative of results for the year ending June 24, 2022 or any future periods.
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

Fiscal years
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended March 25, 2022 and March 26, 2021 each consisted of 13 weeks. The nine months ended March 25, 2022 and March 26, 2021 each consisted of 39 weeks. Fiscal year 2022 will be comprised of 52 weeks and will end on June 24, 2022.
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
New Accounting Pronouncements – not yet adopted by the Company
In November 2021, FASB issued ASU 2021-10, “Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance,” which requires annual disclosures that increase the transparency of transactions involving government assistance, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for all entities within the ASU's scope for financial statements issued for annual periods beginning after December 15, 2021. This ASU will be effective for the Company in the first quarter of fiscal year 2023. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this update on its consolidated financial statements.

3.    Revenues from contracts with customers
Revenue by Geographic Area and End Market
Revenues are attributed to a particular geographic area based on the bill-to-location of the Company’s customers. The Company operates in three geographic regions: North America; Asia-Pacific and others; and Europe.
The following table presents total revenues by geographic region:

(amount in thousands, except percentages)	Three Months Ended March 25, 2022	As a % of Total Revenues	Nine Months Ended March 25, 2022	As a % of Total Revenues
North America
U.S.	292,475		781,469
Others (1)	4,123		8,996
Total revenue in North America	296,598	52.5%	790,465	47.2%
Asia-Pacific and others
India	70,956		210,009
Malaysia	51,188		163,306
Hong Kong	17,338		61,575
Israel	16,883		67,318
Japan	16,449		47,258
China	12,843		40,624
Others	10,559		34,349
Total revenue in Asia-Pacific and others	196,216	34.8%	624,439	37.3%
Europe
Ireland	28,640		133,024
U.K.	21,632		64,151
Germany	10,688		28,098
Others	10,621		34,173
Total revenue in Europe	$71,581	12.7%	$259,446	15.5%
Total revenue	$564,395	100.0%	$1,674,350	100.0%

(amount in thousands, except percentages)	Three Months Ended March 26, 2021	As a % of Total Revenues	Nine Months Ended March 26, 2021	As a % of Total Revenues
North America
U.S.	230,177		661,410
Others (1)	618		1,459
Total revenue in North America	230,795	48.2%	662,869	48.4%
Asia-Pacific and others
Malaysia	22,910		107,700
India	56,719		85,535
Israel	25,796		82,915
Hong Kong	21,524		63,397
Japan	18,582		56,223
Others	21,770		71,477
Total revenue in Asia-Pacific and others	167,301	34.9%	467,247	34.1%
Europe
Ireland	47,096		149,696
U.K.	15,298		40,742
Germany	7,543		19,596
Others	11,284		29,633
Total revenue in Europe	$81,221	16.9%	$239,667	17.5%
Total revenue	$479,317	100.0%	$1,369,783	100.0%
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each year presented is $0.
The following table presents revenues by end market:

(amount in thousands, except percentages)	Three Months Ended March 25, 2022	As a % of Total Revenues	Nine Months Ended March 25, 2022	As a % of Total Revenues
Optical communications	$440,003	78.0%	$1,318,087	78.7%
Lasers, sensors and other	124,392	22.0%	356,263	21.3%
Total	$564,395	100.0%	$1,674,350	100.0%

(amount in thousands, except percentages)	Three Months Ended March 26, 2021	As a % of Total Revenues	Nine Months Ended March 26, 2021	As a % of Total Revenues
Optical communications	$361,739	75.5%	$1,053,496	76.9%
Lasers, sensors and other	117,578	24.5%	316,287	23.1%
Total	$479,317	100.0%	$1,369,783	100.0%

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

The following tables summarize the activity in the Company’s contract assets and contract liabilities during the nine months ended March 25, 2022:

(amount in thousands)	Contract Assets
Beginning balance, June 25, 2021	$11,878
Revenue recognized	37,195
Amounts collected or invoiced	(35,505)
Ending balance, March 25, 2022	$13,568

(amount in thousands)	Contract Liabilities
Beginning balance, June 25, 2021	$1,680
Advance payment received during the period	4,898
Revenue recognized	(4,655)
Ending balance, March 25, 2022	$1,923

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
Earnings per ordinary share was calculated as follows:

	Three Months Ended		Nine Months Ended
(amount in thousands except per share amounts)	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Net income attributable to shareholders	$50,661	$37,493	$144,191	$105,928
Weighted-average number of ordinary shares outstanding (thousands of shares)	36,940	36,875	36,945	36,876
Incremental shares arising from the assumed vesting of restricted share units and performance share units (thousands of shares)	533	734	506	638
Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,473	37,609	37,451	37,514
Basic earnings per ordinary share	$1.37	$1.02	$3.90	$2.87
Diluted earnings per ordinary share	$1.35	$1.00	$3.85	$2.82
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (thousands of shares)(1)	—	76	—	76
(1)These performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.

5.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments are as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of March 25, 2022
Cash	$232,796	$—	$232,796	$—	$—
Cash equivalents	36,349	(5)	36,344	—	—
Liquidity funds	31,382	—	—	—	31,382
Corporate debt securities	192,746	(3,024)	—	189,722	—
U.S. agency and U.S. treasury securities	25,024	(276)	—	24,748	—
Total	$518,297	$(3,305)	$269,140	$214,470	$31,382
As of June 25, 2021
Cash	$222,664	$—	$222,664	$—	$—
Cash equivalents	80,305	—	80,305	—	—
Liquidity funds	30,000	1,226	—	—	31,226
Certificates of deposit and time deposits	10,500	—	—	—	10,500
Corporate debt securities	171,626	164	—	171,790	—
U.S. agency and U.S. treasury securities	31,301	146	—	31,447	—
Total	$546,396	$1,536	$302,969	$203,237	$41,726

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
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale securities based on stated effective maturities as of March 25, 2022 and June 25, 2021:

	March 25, 2022		June 25, 2021
(amount in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$68,455	$68,383	$30,000	$31,226
Due between one to five years	180,697	177,469	202,927	203,237
Total	$249,152	$245,852	$232,927	$234,463

As of March 25, 2022, the Company considered the decline in market value of its available-for-sale debt securities by using the AFS debt security impairment model. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The Company assesses impairment at the individual security level according to applicable accounting standards by comparing fair value/market value with amortized cost. The Company considered factors such as the failure of the issuer of the security to make scheduled interest and principal payments and any changes to the credit rating of the security by a rating agency. The credit ratings of the Company's invested securities are still in compliance with the Company's investment policy. No impairment losses on available-for-sale debt securities were recorded for the three months ended March 25, 2022.

The following table summarizes the carrying cost of short-term investments classified as held-to-maturity securities based on stated effective maturities as of March 25, 2022 and June 25, 2021:

(amount in thousands)	As of March 25, 2022		As of June 25, 2021
Due within one year	$—	(1)	$10,500
Due between one to five years	—		—
Total	$—		$10,500
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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of March 25, 2022
Assets
Cash equivalents	$—	$36,344		$—	$36,344
Liquidity funds	—	31,382		—	31,382
Corporate debt securities	—	189,722		—	189,722
U.S. agency and U.S. treasury securities	—	24,748		—	24,748
Derivative assets – current portion	—	182	(1)	—	182
Total	$—	$282,378		$—	$282,378
Liabilities
Derivative liabilities – current portion	$—	$(2,834)		$—	$(2,834)
Derivative liabilities – non-current portion	—	(524)		—	(524)
Total	$—	$(3,358)	(2)	$—	$(3,358)

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 25, 2021
Assets
Cash equivalents	$—	$80,305		$—	$80,305
Liquidity funds	—	31,226		—	31,226
Corporate debt securities	—	171,790		—	171,790
U.S. agency and U.S. treasury securities	—	31,447		—	31,447
Derivative assets – current portion	—	1	(3)	—	1
Total	$—	$314,769		$—	$314,769
Liabilities
Derivative liabilities – current portion	$—	$(5,654)		$—	$(5,654)
Derivative liabilities – non-current portion	—	(1,977)		—	(1,977)
Total	$—	$(7,631)	(4)	$—	$(7,631)

(1)Foreign currency forward contracts with a notional amount of $32.0 million and of 0.8 million Canadian dollars.
(2)Foreign currency forward contracts with a notional amount of $103.0 million and two interest rate swap agreements with an aggregate notional amount of $125.1 million.
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
As of March 25, 2022, the Company had 135 outstanding U.S. dollar foreign currency forward contracts against Thai baht, with an aggregate notional amount of $135.0 million and maturity dates ranging from April 2022 through October 2022 and one outstanding Canadian dollar foreign currency forward contract with an aggregate notional amount of 0.8 million Canadian dollars and a maturity date in June 2022.
As of June 25, 2021, the Company had 130 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $130.0 million and maturity dates ranging from July 2021 through January 2022, and two foreign currency contracts with an aggregate notional amount of 0.4 million Canadian dollars and maturity dates in September 2021.
As of March 25, 2022, the hedging relationship over foreign currency forward contracts that were designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of March 25, 2022, the amount in accumulated other comprehensive income (“AOCI”) that is expected to be reclassified into earnings within 12 months was a loss of $1.1 million.
As of June 25, 2021, the hedging relationship over foreign currency forward contracts that were designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of June 25, 2021, the amount in AOCI that is expected to be reclassified into earnings within 12 months was a loss of $2.7 million.
During the three and nine months ended March 25, 2022, the Company recorded an unrealized gain of $0.1 million and $0.6 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting, in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
During the three and nine months ended March 26, 2021, the Company recorded an unrealized loss of $2.0 million and $1.7 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting, in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of March 25, 2022 and June 25, 2021, the Company had two outstanding interest rate swap agreements with an aggregate notional amount of $125.1 million.
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

As of March 25, 2022, the amount in AOCI that is expected to be reclassified into earnings within 12 months was a loss of $0.7 million.
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
The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended		Nine Months Ended
(amount in thousands)	Financial statements line item	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income	$1,009	$(6,098)	$2,558	$(5,289)
Interest rate swaps	Other comprehensive income	882	453	1,885	1,196
Total derivatives gain (loss) recognized in other comprehensive income (loss)		$1,891	$(5,645)	$4,443	$(4,093)
Derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings:
Foreign currency forward contracts	Cost of revenues	$1,117	$(1,470)	$6,216	$(3,190)
Foreign currency forward contracts	SG&A	46	(62)	258	(135)
Foreign currency forward contracts	Foreign exchange loss, net	(2,165)	2,491	(7,438)	2,604
Interest rate swaps	Interest expense	(223)	(314)	(736)	(1,009)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings		$(1,225)	$645	$(1,700)	$(1,730)
Change in net unrealized gain (loss) on derivatives instruments		$666	$(5,000)	$2,743	$(5,823)
Fair Value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	March 25, 2022		June 25, 2021
(amount in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$19	$(405)	$—	$(1,379)
Derivatives designated as hedging instruments
Foreign currency forward contracts	163	(1,289)	1	(2,703)
Interest rate swaps	—	(1,664)	—	(3,549)
Derivatives, gross balances	$182	$(3,358)	$1	$(7,631)

The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets
Fair Value of Derivative Liabilities	Accrued expenses
Fair Value of Derivative Liabilities	Other non-current liabilities

7.    Inventories

(amount in thousands)	As of March 25, 2022	As of June 25, 2021
Raw materials	$181,160	$196,345
Work in progress	205,512	174,654
Finished goods	16,969	15,471
Goods in transit	48,997	35,663
Total inventories	$452,638	$422,133

8.    Leases
The Company leases facilities under non-cancelable operating lease agreements. The Company leases a portion of its capital equipment and vehicles, certain land and buildings for its facilities in Thailand, the Cayman Islands, the PRC, the U.S., the U.K., Israel and Singapore under operating lease arrangements that expire at various dates through 2025. Certain of these lease arrangements provide the Company the ability to extend the lease from one to five years following the expiration of the current term. However, the Company has excluded all lease extension options from its right of use (“ROU”) assets and lease liabilities as the Company is not reasonably assured that it will exercise these options. None of the lease agreements contain residual value guarantees provided by the lessee. The Company also has one intercompany lease of office and manufacturing space.
Operating leases
As of March 25, 2022, the maturities of the Company’s operating lease liabilities were as follows:

(amount in thousands)
2022 (remaining three months)	$687
2023	2,675
2024	1,258
2025	41
Total undiscounted lease payments	4,661
Less imputed interest	(146)
Total present value of lease liabilities	$4,515	(1)
(1)Included current portion of operating lease liabilities of $2.6 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term. Rental expense for long-term leases for the three and nine months ended March 25, 2022 was $0.7 million and $2.1 million, respectively, and for the three and nine months ended March 26, 2021 was $0.7 million and $1.9 million, respectively. Rental expense for short-term leases for the three and nine months ended March 25, 2022 was $0.1 million and $0.2 million, respectively, and for the three and nine months ended March 26, 2021 was $0.1 million and $0.3 million, respectively.

The following summarizes additional information related to the Company’s operating leases:

	As of March 25, 2022	As of June 25, 2021
Weighted-average remaining lease term (in years)	2.0	2.7
Weighted-average discount rate	3.5%	3.5%
The following table presents supplemental disclosure for the unaudited condensed consolidated statement of cash flows related to operating and finance leases for the three and nine months ended March 25, 2022 and March 26, 2021:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$678	$628	$2,076	$1,889
Financing cash flows from finance leases	$—	$—	$—	$100
ROU assets obtained in exchange for lease liabilities	$—	$76	$38	$443
9.    Intangibles
The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of March 25, 2022
Software	$10,157	$(7,417)	$—	$2,740
Customer relationships	4,373	(3,515)	(5)	853
Backlog	119	(119)	—	—
Total intangibles	$14,649	$(11,051)	$(5)	$3,593

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 25, 2021
Software	$9,767	$(6,632)	$—	$3,135
Customer relationships	4,373	(3,195)	58	1,236
Backlog	119	(119)	—	—
Total intangibles	$14,259	$(9,946)	$58	$4,371
The Company recorded amortization expense relating to intangibles of $0.4 million and $0.5 million for the three months ended March 25, 2022 and March 26, 2021, respectively, and $1.2 million for the nine months ended March 25, 2022 and March 26, 2021.
The weighted-average remaining life of customer relationships was:

(years)	As of March 25, 2022	As of June 25, 2021
Customer relationships	3.3	3.9

Based on the carrying amount of intangibles as of March 25, 2022, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousands)
2022 (remaining three months)	$509
2023	1,232
2024	999
2025	517
2026	325
Thereafter	11
Total	$3,593

10.    Borrowings
The Company’s total borrowings, including current and non-current portions of long-term borrowings, consisted of the following:

(amount in thousands)
Rate	Conditions	Maturity	As of March 25, 2022	As of June 25, 2021
Long-term borrowings, current portion, net:
Long-term borrowings, current portion			$12,188	$12,188
Less: Unamortized debt issuance costs, current portion			(32)	(32)
Long-term borrowings, current portion, net			$12,156	$12,156
Long-term borrowings, non-current portion, net:
Term loan borrowings:
3-month LIBOR +1.35% per annum (1)	Repayable in quarterly installments	June 2024	$30,468	$39,609
Less: Current portion			(12,188)	(12,188)
Less: Unamortized debt issuance costs, non-current portion			(39)	(63)
Long-term borrowings, non-current portion, net			$18,241	$27,358
(1)We have entered into interest rate swaps that effectively fix a series of our future interest payments on our term loans. Refer to Note 6.
The movements of long-term borrowings for the nine months ended March 25, 2022 and March 26, 2021 were as follows:

	Nine Months Ended
(amount in thousands)	March 25, 2022	March 26, 2021
Opening balance	$39,609	$51,797
Borrowings during the period	—	—
Repayments during the period	(9,141)	(9,141)
Closing balance	$30,468	$42,656

As of March 25, 2022, future maturities of long-term borrowings during each fiscal year were as follows:

(amount in thousands)
2022 (remaining three months)	$3,047
2023	15,233
2024	9,141
2025	3,047
Total	$30,468
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
The term loan accrues interest at 3-month LIBOR plus 1.35% and is repayable in quarterly installments of $3.0 million, commencing on September 30, 2019. The term loan will mature on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be borrowed again. During the three and nine months ended March 25, 2022, the Company recorded $0.6 million and $1.7 million, respectively, of interest expense in connection with this term loan, including impact from interest rate swaps. $0.3 million and $0.6 million of these interest expenses were capitalized during the three and nine months ended March 25, 2022, respectively, in a new manufacturing building at the Company's Chonburi campus.
Any borrowings under the Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt-to-equity ratio of less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. As of March 25, 2022, the Company was in compliance with all of its financial covenants under the Term Loan Agreement.
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
As of March 25, 2022, there was $30.5 million outstanding under the term loan.

11.    Income taxes
As of March 25, 2022 and June 25, 2021, the liability for uncertain tax positions including accrued interest and penalties was $1.5 million and $0.9 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to increase within the next 12 months due to additional provisions on uncertain tax positions from one of its subsidiaries and interest on these positions.
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
The effective tax rate for the Company for the three months ended March 25, 2022 and March 26, 2021 was 5.4% and 4.1%, respectively, of net income. The increase was primarily due to the fact that the Company had more income subject to tax during the third quarter of fiscal year 2022 as compared to the same period in fiscal year 2021.
The effective tax rate for the Company for the nine months ended March 25, 2022 and March 26, 2021 was 3.2% and 3.8%, respectively, of net income. The decrease was primarily due to the fact that the Company had less income subject to tax during the first nine months of fiscal year 2022 as compared to the same period in fiscal year 2021.

12.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of the Company's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three and nine months ended March 25, 2022 and March 26, 2021 was as follows:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Share-based compensation expense by type of award:
Restricted share units	$3,126	$3,953	$11,720	$13,377
Performance share units	2,597	2,911	9,981	5,365
Total share-based compensation expense	5,723	6,864	21,701	18,742
Tax effect on share-based compensation expense	—	—	—	—
Net effect on share-based compensation expense	$5,723	$6,864	$21,701	$18,742
Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Cost of revenue	$1,183	$1,388	$4,579	$4,805
Selling, general and administrative expense	4,540	5,476	17,122	13,937
Total share-based compensation expense	$5,723	$6,864	$21,701	$18,742
The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and nine months ended March 25, 2022 and March 26, 2021.

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
As of March 25, 2022, there were 299,009 restricted share units outstanding, 285,882 performance share units outstanding and 2,231,558 ordinary shares available for future grant under the 2020 Plan.
As of March 25, 2022, there were 149,755 restricted share units outstanding under the 2010 Plan. No ordinary shares are available for future grant under the 2010 Plan.
On November 2, 2017, the Company adopted the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”) with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual. As of March 25, 2022, there were 12,164 restricted share units outstanding and 111,347 ordinary shares available for future grant under the 2017 Inducement Plan.
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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 25, 2021	641,875	$55.74
Granted	165,684	$102.74
Issued	(310,473)	$52.12
Forfeited	(36,158)	$69.84
Balance as of March 25, 2022	460,928	$73.96

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 26, 2020	797,757	$46.88
Granted	222,886	$69.97
Issued	(347,662)	$45.18
Forfeited	(23,432)	$57.71
Balance as of March 26, 2021	649,549	$55.33

The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 25, 2021	427,028	$57.82
Granted	110,832	$101.05
Issued	(190,213)	$48.65
Forfeited	(61,765)	$53.38
Balance as of March 25, 2022	285,882	$81.64

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 26, 2020	440,140	$48.37
Granted	184,718	$69.85
Issued	(82,185)	48.02
Forfeited	(115,645)	$48.02
Balance as of March 26, 2021	427,028	$57.82
The fair value of restricted share units and performance share units is based on the market value of the Company's ordinary shares on the date of grant.
As of March 25, 2022, there was $13.6 million and $9.3 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.4 and 1.1 years, respectively.
For the nine months ended March 25, 2022 and March 26, 2021, the Company withheld an aggregate of 210,006 shares and 160,648 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle employee tax withholding obligations. For the nine months ended March 25, 2022 and March 26, 2021, the Company then remitted cash of $20.4 million and $11.4 million, respectively, to the appropriate taxing authorities and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.

13.    Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three and nine months ended March 25, 2022, Fabrinet issued 30,729 and 290,680 ordinary shares, respectively, upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
For the three and nine months ended March 26, 2021, Fabrinet issued 43,098 and 269,199 ordinary shares, respectively, upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
All such issued shares are fully paid.

Treasury shares
In August 2017, the Company’s board of directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, May 2019 and August 2020, the Company’s board of directors approved an increase of $30.0 million, $50.0 million and $58.5 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $168.5 million. During the three and nine months ended March 25, 2022, the Company repurchased 237,339 and 275,608 shares, respectively, under the program at an average price per share (excluding other direct costs) of $101.90 and $103.84, respectively, totaling $24.2 million and $28.6 million, respectively. As of March 25, 2022, the Company had a remaining authorization to repurchase up to $52.5 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

14.    Accumulated other comprehensive income (loss)
The changes in AOCI for the nine months ended March 25, 2022 and March 26, 2021 were as follows:

(amount in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 25, 2021	$308	$(4,504)	$(1,425)	$(645)	$(6,266)
Other comprehensive income before reclassification adjustment	(3,602)	4,443	—	(198)	643
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	(13)	(1,700)	448	—	(1,265)
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$(3,615)	$2,743	$448	$(198)	$(622)
Balance as of March 25, 2022	$(3,307)	$(1,761)	$(977)	$(843)	$(6,888)

(amount in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 26, 2020	$1,490	$602	$(2,009)	$(1,230)	$(1,147)
Other comprehensive income before reclassification adjustment	(758)	(4,093)	—	547	(4,304)
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	(179)	(1,730)	421	—	(1,488)
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$(937)	$(5,823)	$421	$547	$(5,792)
Balance as of March 26, 2021	$553	$(5,221)	$(1,588)	$(683)	$(6,939)

15.    Commitments and contingencies
Bank guarantees
As of March 25, 2022 and June 25, 2021, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses totaling to $1.5 million and $1.6 million, respectively, or Thai Baht 50.2 million. As of March 25, 2022 and June 25, 2021, the Company had an outstanding bank guarantee on behalf of its subsidiary in the PRC to support the subsidiary's operations totaling Renminbi 1.0 million, which bank guarantee was backed by cash collateral of $0.2 million. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in the U.K. to support its operations.
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
As of March 25, 2022, the Company had a purchase obligation and other commitments to third parties of $1,414.6 million.
Capital expenditures
As of March 25, 2022, the Company had total capital expenditure commitments to third parties of $17.7 million.
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

16.    Business segments and geographic information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s Chief Executive Officer. As of March 25, 2022, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
For the Company’s revenues by geographic region, see “Revenue by Geographic Area and End Market” in Note 3.
The following table presents long-lived assets by the country in which they are based:

(amount in thousands)	March 25, 2022	June 25, 2021
Long-Lived Assets:
Thailand	$240,728	$190,843
U.S.	26,180	27,403
China	18,444	14,977
Israel	4,338	5,271
U.K.	1,463	2,223
Cayman Island	614	412
	$291,767	$241,129
Significant customers
The Company had two and three customers that each contributed to 10% or more of the Company's total trade accounts receivable as of March 25, 2022 and June 25, 2021, respectively.

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
•our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2022 will be in line with the portion of those revenues for the nine months ended March 25, 2022;
•our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;
•our expectation that our fiscal year 2022 selling, general and administrative (“SG&A”) expenses will increase compared to fiscal year 2021 SG&A expenses;
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
During the three months ended March 25, 2022, several countries where we have manufacturing facilities, including Thailand, the PRC, the U.S. and the U.K., experienced a surge in the number of COVID-19 cases. We continue to take precautionary measures including implementing leaves of absence for affected employees and their close contacts, stringent contact tracing, enhanced safe distancing measures, and arrangements for the vaccination of our employees in Thailand. Although we did not experience any significant disruptions in our operations or decrease in customer demand during the three months ended March 25, 2022, any worsening of the pandemic may result in more stringent measures being implemented by local authorities, such as shutting down our manufacturing facilities, which would have a significant negative impact on our operations.
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
•Given our $515.0 million in cash, cash equivalents and short-term investments, and our total debt of approximately $30.5 million as of March 25, 2022, we believe we are in a solid position from a capital and financial resources perspective. We expect that our current cash and cash equivalent balances and short-term investments, and cash flows generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months.
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
We expect that disruptions in our supply chain and fluctuations in the availability of parts and materials will continue to have a significant impact on our ability to generate revenue, despite strong demand from our customers. These supply chain disruptions have been exacerbated by recent global events, such as (1) COVID-related lockdowns in China, which are causing freight and logistics issues and unforeseen delays, and (2) the armed conflict between Russia and Ukraine. While we have no direct business in Ukraine, the conflict has negatively impacted demand from some of our automotive customers that have other suppliers in the region. Moreover, if the facilities of our subsidiary in Fuzhou, China are locked down, we would also be negatively impacted since we and some of our customers rely on the optics components that are manufactured in such facilities. Furthermore, in some cases, our efforts to identify and secure alternative supply chain sources has resulted in our customers or their end customers requiring requalification and validation of components, a process that can often be lengthy and has negatively impacted the timing of our revenue. We expect these supply constraints to continue, and potentially worsen, for at least the next 12 months.

Revenues by Geography
We generate revenues from three geographic regions: North America; Asia-Pacific and others; and Europe. Revenues are attributed to a particular geographic area based on the bill-to location of our customers, notwithstanding that our customers may ultimately ship their products to end customers in a different geographic region. The majority of our revenues are derived from our manufacturing facilities in Asia-Pacific.
The percentage of our revenues generated from a bill-to location outside of North America decreased from 51.8% in the three months ended March 26, 2021 to 47.5% in the three months ended March 25, 2022, primarily because the increase in sales to our customers outside of North America was lower than the increase in sales to our customers in North America.
The percentage of our revenues generated from a bill-to location outside of North America increased from 51.6% in the nine months ended March 26, 2021 to 52.8% in the nine months ended March 25, 2022, primarily because the increase in sales to our customers outside of North America was greater than the increase in sales to our customers in North America.
Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2022 will be in line with the portion of revenues attributable to such customers during the nine months ended March 25, 2022.
The following table presents percentages of total revenues by geographic region:

	Three Months Ended		Nine Months Ended
	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
North America	52.5%	48.2%	47.2%	48.4%
Asia-Pacific and others	34.8	34.9	37.3	34.1
Europe	12.7	16.9	15.5	17.5
	100.0%	100.0%	100.0%	100.0%
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
Additional Financial Disclosures
Foreign Exchange
As a result of our international operations, we are exposed to foreign exchange risk arising from various currency exposures, primarily with respect to the Thai baht. Although a majority of our total revenues is denominated in U.S. dollars, a substantial portion of our payroll plus certain other operating expenses are incurred and paid in Thai baht. The exchange rate between the Thai baht and the U.S. dollar has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We report our financial results in U.S. dollars and our results of operations have been and could in the future be negatively impacted if the Thai baht appreciates against the U.S. dollar. Smaller portions of our expenses are incurred in a variety of other currencies, including RMB, GBP, Canadian dollars, Euros, and Japanese yen, the appreciation of which may also negatively impact our financial results.
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
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of March 25, 2022			As of June 25, 2021
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	727,851	$21,727	55.1%	1,472,249	$46,312	67.5%
RMB	65,937	10,345	26.2	98,056	15,145	22.1
GBP	5,589	7,381	18.7	5,111	7,119	10.4
Total		$39,453	100.0%		$68,576	100.0%
Liabilities
Thai baht	2,549,770	$76,113	84.6%	2,250,514	$70,793	87.7%
RMB	67,651	10,614	11.8	40,112	6,195	7.7
GBP	2,428	3,207	3.6	2,656	3,699	4.6
Total		$89,934	100.0%		$80,687	100.0%
The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of March 25, 2022, there was $135.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 25, 2021, there was $130.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of March 25, 2022 and June 25, 2021, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of March 25, 2022 and June 25, 2021, we did not have any derivative contracts denominated in GBP.
For the three months ended March 25, 2022 and March 26, 2021, we recorded gain of $0.1 million and loss of $2.0 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
For the nine months ended March 25, 2022 and March 26, 2021, we recorded gain of $0.6 million and loss of $1.7 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
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
Under the Administration Rules, foreign-invested enterprises may only buy, sell, or remit foreign currencies at banks authorized to conduct foreign exchange business after providing valid commercial documents and relevant supporting documents and, in the case of capital account item transactions, obtaining approval from SAFE. Capital investments by foreign-

invested enterprises outside of the PRC are also subject to limitations, which include approvals by the Ministry of Commerce, SAFE and the State Development and Reform Commission.
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
On January 5, 2007, SAFE promulgated the Detailed Rules for Implementing the Measures for the Administration on Individual Foreign Exchange (the “Implementation Rules”). Under the Implementation Rules, PRC citizens who are granted share options by an overseas publicly-listed company are required, through a PRC agent or PRC subsidiary of such overseas publicly-listed company, to register with SAFE and complete certain other procedures.
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
Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption on income generated from projects to manufacture certain products at our Chonburi campus is currently available to us through June 2026. Similar preferential tax treatment was available to us through June 2020 with respect to certain products manufactured at our Pinehurst campus Building 6. After June 2020, 50% of our income generated from certain products manufactured at our Pinehurst campus is exempted from tax through June 2025. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. Currently, the corporate income tax rate for our Thai subsidiary is 20%.
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

(amount in thousands)	Three Months Ended		Nine Months Ended
	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Revenues	$564,395	$479,317	$1,674,350	$1,369,783
Cost of revenues	(493,702)	(422,539)	(1,470,689)	(1,209,504)
Gross profit	70,693	56,778	203,661	160,279
Selling, general and administrative expenses	(17,034)	(19,059)	(55,412)	(53,078)
Expenses related to reduction in workforce	—	(43)	(135)	(43)
Operating income	53,659	37,676	148,114	107,158
Interest income	414	941	1,470	3,156
Interest expense	(73)	(282)	(347)	(798)
Foreign exchange gain (loss), net	(410)	629	998	224
Other income (expense), net	(36)	124	(1,351)	403
Income before income taxes	53,554	39,088	148,884	110,143
Income tax expense	(2,893)	(1,595)	(4,693)	(4,215)
Net income	50,661	37,493	144,191	105,928
Other comprehensive income (loss), net of tax	(1,699)	(5,282)	(622)	(5,792)
Net comprehensive income	$48,962	$32,211	$143,569	$100,136
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(87.5)	(88.2)	(87.8)	(88.3)
Gross profit	12.5	11.8	12.2	11.7
Selling, general and administrative expenses	(3.0)	(4.0)	(3.4)	(3.9)
Expenses related to reduction in workforce	—	0.0	0.0	0.0
Operating income	9.5	7.8	8.8	7.8
Interest income	0.1	0.2	0.1	0.2
Interest expense	0.0	0.0	0.1	0.0
Foreign exchange gain (loss), net	(0.1)	0.1	0.1	0.0
Other income (expense), net	0.0	0.0	(0.2)	0.0
Income before income taxes	9.5	8.1	8.9	8.0
Income tax expense	(0.5)	(0.3)	(0.3)	(0.3)
Net income	9.0	7.8	8.6	7.7
Other comprehensive income (loss), net of tax	(0.3)	(1.1)	0.0	(0.4)
Net comprehensive income	8.7%	6.7%	8.6%	7.3%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Nine Months Ended
(amount in thousands)	March 25, 2022	March 26, 2021	March 25, 2022	March 26, 2021
Optical communications	$440,003	$361,739	$1,318,087	$1,053,496
Lasers, sensors and other	124,392	117,578	356,263	316,287
Total	$564,395	$479,317	$1,674,350	$1,369,783
We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.
Comparison of Three and Nine Months Ended March 25, 2022 with Three and Nine Months Ended March 26, 2021
Revenues
Our revenues increased by $85.1 million, or 17.7%, to $564.4 million for the three months ended March 25, 2022, compared with $479.3 million for the three months ended March 26, 2021. This increase was due to an increase in our key customers’ demand for optical communications manufacturing services during the three months ended March 25, 2022. Revenues from optical communications products increased by $78.3 million, or 21.6%, for the three months ended March 25, 2022 compared to the same period in the prior fiscal year.
Our revenues increased by $304.6 million, or 22.2%, to $1,674.4 million for the nine months ended March 25, 2022, compared with $1,369.8 million for the nine months ended March 26, 2021. This increase was due to an increase in our key customers’ demand for optical communications manufacturing services during the nine months ended March 25, 2022. Revenues from optical communications products increased by $264.6 million, or 25.1%, for the nine months ended March 25, 2022 compared to the same period in the prior fiscal year.
Cost of revenues
Our cost of revenues increased by $71.2 million, or 16.8%, to $493.7 million, or 87.5% of revenues, for the three months ended March 25, 2022, compared with $422.5 million, or 88.2% of revenues, for the three months ended March 26, 2021. This increase in cost of revenues on an absolute dollar basis was in line with the increase in sales volume.
Our cost of revenues increased by $261.2 million, or 21.6%, to $1,470.7 million, or 87.8% of revenues, for the nine months ended March 25, 2022, compared with $1,209.5 million, or 88.3% of revenues, for the nine months ended March 26, 2021. This increase in cost of revenues on an absolute dollar basis was in line with the increase in sales volume.
Gross profit
Our gross profit increased by $13.9 million, or 24.5%, to $70.7 million, or 12.5% of revenues, for the three months ended March 25, 2022, compared with $56.8 million, or 11.8% of revenues, for the three months ended March 26, 2021. The increase was primarily due to an increase in sales volume.
Our gross profit increased by $43.4 million, or 27.1%, to $203.7 million, or 12.2% of revenues, for the nine months ended March 25, 2022, compared with $160.3 million, or 11.7% of revenues, for the nine months ended March 26, 2021. The increase was primarily due to an increase in sales volume.
SG&A expenses
Our SG&A expenses decreased by $2.0 million, or 10.6%, to $17.0 million, or 3.0% of revenues, for the three months ended March 25, 2022, compared with $19.1 million, or 4.0% of revenues, for the three months ended March 26, 2021. The decrease was primarily due to (1) a decrease in share-based compensation expenses of $0.9 million, (2) a severance payment of $0.8 million related to a senior management retirement in the third quarter of fiscal year 2021, and (3) a decrease in start-up cost for our subsidiary in Israel of $0.4 million, offset by an increase in insurance expense of $0.1 million.
Our SG&A expenses increased by $2.3 million, or 4.4%, to $55.4 million, or 3.4% of revenues, for the nine months ended March 25, 2022, compared with $53.1 million, or 3.9% of revenues, for the nine months ended March 26, 2021. The increase was primarily due to (1) an increase in share-based compensation expenses of $3.2 million, mainly due to higher achievement of our targets for performance-based awards, (2) an increase in insurance expense of $0.5 million, and (3) the reversal of allowance for doubtful debt of $0.3 million in the same period of fiscal year 2021, offset by a decrease in start-up cost for our subsidiary in Israel of $1.7 million.
Operating income
Our operating income increased by $16.0 million to $53.7 million, or 9.5% of revenues, for the three months ended March 25, 2022, compared with $37.7 million, or 7.8% of revenues, for the three months ended March 26, 2021. The increase was primarily due to an increase in revenues.
Our operating income increased by $41.0 million to $148.1 million, or 8.8% of revenues, for the nine months ended March 25, 2022, compared with $107.2 million, or 7.8% of revenues, for the nine months ended March 26, 2021. The increase was primarily due to an increase in revenues.
Interest income
Our interest income decreased by $0.5 million, or 56.0%, to $0.4 million, or 0.1% of revenues, for the three months ended March 25, 2022, compared with $0.9 million, or 0.2% of revenues, for the three months ended March 26, 2021. The decrease was primarily due to a lower weighted average interest rate during the three months ended March 25, 2022 compared to same period in the prior fiscal year.
Our interest income decreased by $1.7 million, or 53.4%, to $1.5 million, or 0.1% of revenues, for the nine months ended March 25, 2022, compared with $3.2 million, or 0.2% of revenues, for the nine months ended March 26, 2021. The decrease was primarily due to a lower weighted average interest rate during the nine months ended March 25, 2022 compared to same period in the prior fiscal year.
Interest expense
Our interest expense decreased by $0.2 million to $0.1 million for the three months ended March 25, 2022, compared with $0.3 million for the three months ended March 26, 2021. The decrease was primarily due to interest expense capitalized to a new manufacturing building at our Chonburi campus of $0.3 million during the three months ended March 25, 2022, offset by lower amortization of the fair value of interest rate swaps of $0.1 million.
Our interest expense decreased by $0.5 million to $0.3 million for the nine months ended March 25, 2022, compared with $0.8 million for the nine months ended March 26, 2021. The decrease was primarily due to interest expense capitalized to a new manufacturing building at our Chonburi campus of $0.6 million during the nine months ended March 25, 2022, offset by lower amortization of the fair value of interest rate swaps of $0.3 million.
Foreign exchange gain (loss), net
We recorded foreign exchange loss, net of $0.4 million for the three months ended March 25, 2022, compared with foreign exchange gain, net of $0.6 million for the three months ended March 26, 2021. The increase in foreign exchange loss was mainly due to (1) unrealized loss from revaluation of outstanding Thai baht assets and liabilities of $0.3 million for the three months ended March 25, 2022, as compared to unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $2.5 million for the three months ended March 26, 2021, (2) foreign exchange loss from our subsidiaries in the PRC and the U.K. totaling $0.2 million for the three months ended March 25, 2022, as compared to foreign exchange gain from our subsidiaries in the PRC and the U.K. totaling $0.1 million for the three months ended March 26, 2021, and (3) lower unrealized gain from revaluation of other currencies of $8.0 thousand for the three months ended March 25, 2022, as compared to unrealized gain from revaluation of other currencies of $0.2 million for the three months ended March 26, 2021, offset by unrealized gain from mark-to-market forward contracts of $0.1 million for the three months ended March 25, 2022, as compared to unrealized loss from mark-to-market forward contracts of $2.0 million for the three months ended March 26, 2021.
We recorded foreign exchange gain, net of $1.0 million for the nine months ended March 25, 2022, compared with foreign exchange gain, net of $0.2 million for the nine months ended March 26, 2021. The increase in foreign exchange gain was mainly due to (1) unrealized gain from mark-to-market forward contracts of $0.6 million for the nine months ended March 25, 2022, as compared to unrealized loss from mark-to-market forward contracts of $1.7 million for the nine months ended March 26, 2021, and (2) realized gain from payment/receipt of $0.7 million for the nine months ended March 25, 2022, as compared to realized loss from payment/receipt of $1.1 million for the nine months ended March 26, 2021, partially offset by (1) foreign exchange loss from our subsidiaries in the PRC and the U.K. totaling $0.6 million for the nine months ended March 25, 2022, as compared to foreign exchange gain from our subsidiaries in the PRC and the U.K. totaling $1.2 million for the nine months ended March 26, 2021, and (2) lower unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $0.3 million for the nine months ended March 25, 2022, as compared to unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $1.9 million for the nine months ended March 26, 2021.
Income before income taxes
We recorded income before income taxes of $53.6 million and $148.9 million for the three and nine months ended March 25, 2022, respectively, compared with $39.1 million and $110.1 million for the three and nine months ended March 26, 2021, respectively.
Income tax expense
Our provision for income tax reflects effective tax rates of 5.4% and 4.1% for the three months ended March 25, 2022 and March 26, 2021, respectively. The increase was primarily due to the fact that we had more income subject to tax during the third quarter of fiscal year 2022 as compared to the same period in fiscal year 2021.

Our provision for income tax reflects effective tax rates of 3.2% and 3.8% for the nine months ended March 25, 2022 and March 26, 2021, respectively. The decrease was primarily due to the fact that we had less income subject to tax during the first nine months of fiscal year 2022 as compared to the same period in fiscal year 2021.
Net income
We recorded net income of $50.7 million, or 9.0% of revenues, for the three months ended March 25, 2022, compared with $37.5 million, or 7.8% of revenues, for the three months ended March 26, 2021.

We recorded net income of $144.2 million, or 8.6% of revenues, for the nine months ended March 25, 2022, compared with $105.9 million, or 7.7% of revenues, for the nine months ended March 26, 2021.
Other comprehensive income (loss)
We recorded other comprehensive loss of $1.7 million, or 0.3% of revenues, for the three months ended March 25, 2022, compared with other comprehensive loss of $5.3 million, or 1.1% of revenues, for the three months ended March 26, 2021. The decrease in other comprehensive loss was mainly due to higher unrealized gain from mark-to-market of forward contracts and interest rate swap agreements of $0.7 million for the three months ended March 25, 2022, as compared to unrealized loss from mark-to-market of forward contracts and interest rate swap agreements of $5.0 million for the three months ended March 26, 2021, partially offset by (1) higher unrealized loss from mark-to-market of available-for-sale debt securities of $2.5 million for the three months ended March 25, 2022, as compared to unrealized loss from mark-to-market of available-for-sale debt securities of $0.6 million for the three months ended March 26, 2021, and (2) lower unrealized gain from foreign currency translation adjustment and retirement benefits plan of $0.1 million for the three months ended March 25, 2022, as compared to unrealized gain from foreign currency translation adjustment and retirement benefits plan of $0.3 million for the three months ended March 26, 2021.

We recorded other comprehensive loss of $0.6 million, or 0.0% of revenues, for the nine months ended March 25, 2022, compared with other comprehensive loss of $5.8 million, or 0.4% of revenues, for the nine months ended March 26, 2021. The decrease in other comprehensive loss was mainly due to unrealized gain from mark-to-market of forward contracts and interest rate swap agreements of $2.7 million for the nine months ended March 25, 2022, as compared to unrealized loss from mark-to-market of forward contracts and interest rate swap agreements of $5.8 million for the nine months ended March 26, 2021, partially offset by (1) higher unrealized loss from mark-to-market of available-for-sale debt securities of $3.6 million for the nine months ended March 25, 2022, as compared to unrealized loss from mark-to-market of available-for-sale debt securities of $0.9 million for the nine months ended March 26, 2021, and (2) unrealized loss from foreign currency translation adjustment of $0.2 million for the nine months ended March 25, 2022, as compared to unrealized gain from foreign currency translation adjustment of $0.5 million for the nine months ended March 26, 2021.

Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operations. As of March 25, 2022 and March 26, 2021, we had cash, cash equivalents, and short-term investments of $515.0 million and $508.7 million, respectively, and outstanding debt of $30.5 million and $42.7 million, respectively.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents was 0.4% and 0.5% for the three and nine months ended March 25, 2022, respectively, and 0.7% and 0.8% for the three and nine months ended March 26, 2021, respectively.
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
During the nine months ended March 25, 2022, we repaid $9.1 million of the term loan under our credit facility agreement with the Bank of Ayudhya Public Company Limited. As a result, as of March 25, 2022, we had a long-term borrowing of $30.5 million under such credit facility agreement. (See Note 10 for further details.) We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $245.9 million as of March 25, 2022.
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
The following table shows our cash flows for the periods indicated:

	Nine Months Ended
(amount in thousands)	March 25, 2022	March 26, 2021
Net cash provided by operating activities	$107,897	$79,316
Net cash used in investing activities	$(83,218)	$(36,414)
Net cash used in financing activities	$(58,204)	$(28,915)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(33,525)	$13,987
Operating Activities
Net cash provided by operating activities of $107.9 million for the nine months ended March 25, 2022 was primarily due to (1) net income of $144.2 million, (2) an increase in trade accounts payable of $55.3 million, (3) depreciation and amortization of $28.9 million, and (4) share-based compensation of $21.7 million; offset by (1) an increase in trade accounts receivable of $109.3 million, and (2) inventories of $30.5 million.

Net cash provided by operating activities of $79.3 million for the nine months ended March 26, 2021 was primarily due to (1) net income $105.9 million, (2) an increase in depreciation and amortization of $26.8 million, (3) trade accounts payable $25.6 million, and (4) share-based compensation of $18.7 million; offset by (1) an increase in inventories of $43.5 million, (2) trade accounts receivable of $36.4 million, and (3) other assets of $18.4 million.

Investing Activities
Net cash used in investing activities of $83.2 million for the nine months ended March 25, 2022 was primarily due to (1) the purchase of property, plant and equipment of $75.3 million, mainly related to investment in a new manufacturing building at our Chonburi campus, acquisition of land and other equipments, (2) a net purchase of short-term investments of $7.5 million, and (3) the purchase of intangibles assets of $0.6 million.

Net cash used in investing activities of $36.4 million for the nine months ended March 26, 2021 was primarily due to (1) the purchase of property, plant and equipment of $33.3 million, (2) the purchase of intangibles assets of $1.9 million, and (3) a net purchase of short-term investments of $1.3 million.

Financing Activities
Net cash used in financing activities of $58.2 million for the nine months ended March 25, 2022 was primarily due to (1) cash paid for repurchase of ordinary shares of $28.6 million, (2) withholding tax related to net share settlement of restricted share units of $20.4 million, and (3) repayment of bank loans of $9.1 million.

Net cash used in financing activities of $28.9 million for the nine months ended March 26, 2021 was primarily due to (1) cash paid for withholding tax related to net share settlement of restricted share units of $11.4 million, (2) repayment of loans to banks of $9.1 million, and (3) repurchase of ordinary shares of $8.3 million.
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents, restricted cash and short-term investments totaling $515.1 million and $548.1 million as of March 25, 2022 and June 25, 2021, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the nine months ended March 25, 2022 and March 26, 2021, our interest income would have decreased by approximately $0.2 million and $0.3 million, respectively, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (LIBOR), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the nine months ended March 25, 2022 and March 26, 2021, our interest expense would have increased by approximately $0.3 million for both periods, assuming consistent borrowing levels.
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. Beginning December 28, 2019, we designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded unrealized gain of $0.6 million and unrealized loss of $1.7 million for the nine months ended March 25, 2022 and March 26, 2021, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $5.5 million and $1.4 million as of March 25, 2022 and June 25, 2021, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of March 25, 2022, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of March 25, 2022 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available for sale securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 25, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our total revenues. During each of the three months ended March 25, 2022 and March 26, 2021, we had three customers that each contributed 10% or more of our revenues. Such customers together accounted for 53.5% and 47.7% of our revenues during the respective periods. During each of the nine months ended March 25, 2022 and March 26, 2021, we had three customers that each contributed 10% or more of our revenues. Such customers together accounted for 54.3% and 46.3% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
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
Revenues from the optical communications end market represented 78.0% and 75.5% of our revenues for the three months ended March 25, 2022 and March 26, 2021, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 47.5% and 51.8% of our revenues for the three months ended March 25, 2022 and March 26, 2021, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
•inadequate protection of intellectual property rights in some countries; and
•potential political, legal and economic instability, foreign conflicts, and the impact of regional and global infectious illnesses in the countries in which we and our customers and suppliers are located (for example, disruptions to international operations associated with the occurrence of the COVID-19 pandemic or the ongoing armed conflict in Ukraine).
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. We have experienced such depreciation in the U.S. dollar as compared with the Thai baht, and our results have been adversely impacted by this fluctuation in exchange rates. As of March 25, 2022, the U.S. dollar had appreciated approximately 3.2% against the Thai baht since March 27, 2020. Further, while we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade- and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of March 25, 2022, the U.S. dollar had depreciated approximately 10.1% against the RMB since March 27, 2020. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of March 25, 2022, the U.S. dollar had depreciated approximately 7.5% against the GBP since March 27, 2020. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
Political unrest and demonstrations, as well as changes in the political, social, business or economic conditions in Thailand, could harm our business, financial condition and operating results.
The majority of our assets and manufacturing operations are located in Thailand. Therefore, political, social, business and economic conditions in Thailand have a significant effect on our business. In March 2022, Thailand was assessed as a medium political risk by Marsh, an insurance broker and risk advisor. Any changes to tax regimes, laws, exchange controls or political action in Thailand may harm our business, financial condition and operating results.
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
We anticipate that we will continue to invest in our customized optics manufacturing facilities located in Fuzhou, the PRC. Because these operations are located in the PRC, they are subject to greater political, legal and economic risks than the geographies in which the facilities of many of our competitors and customers are located. In particular, the political and economic climate in the PRC (both at national and regional levels) is fluid and unpredictable. In March 2022, the PRC was assessed as a medium political risk by Marsh. A large part of the PRC’s economy is still being operated under varying degrees of control by the PRC government. By imposing industrial policies and other economic measures, such as control of foreign exchange, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the development of the PRC economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental and are expected to change further. Any changes to the political, legal or economic climate in the PRC could harm our business, financial condition and operating results.
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
In some countries in which we operate, including the PRC, the U.S., the U.K. and Thailand, outbreaks of infectious diseases such as COVID-19, H1N1 influenza virus, severe acute respiratory syndrome (“SARS”) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. For example, our facility in Fuzhou, the PRC, which manufactures custom optics components, was not permitted to resume operations for a period of two weeks in February 2020 due to the outbreak of COVID-19, which negatively affected our revenues for the three months ended March 27, 2020. In addition, we and some of our suppliers and customers in the PRC experienced labor shortages during the three months ended March 27, 2020, due to travel restrictions imposed by the Chinese government. During the three months ended March 25, 2022, several countries where we have manufacturing facilities, including Thailand, the PRC, the U.S. and the U.K., experienced a surge in the number of COVID-19 cases. We continue to take precautionary measures including implementing leaves of absence for affected employees and their close contacts, stringent contact tracing, enhanced safe distancing measures, and arrangements for the vaccination of our employees in Thailand. Although we did not experience any significant disruptions in our operations or decrease in customer demand during the three months ended March 25, 2022, any worsening of the pandemic may result in more stringent measures being implemented by local authorities, such as shutting down our manufacturing facilities, which would have a significant negative impact on our operations.

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
In addition, increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, Russia’s invasion of Ukraine, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of March 25, 2022 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 25, 2022, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of March 25, 2022, our U.S. federal and state tax returns remain open to examination for the tax years 2018 through 2019. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2015 through 2021. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability. For example, in connection with the conclusion of the audit of our U.S. federal and state tax returns for the tax years 2016 and 2017, we incurred additional taxes, interest and penalties.
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
Preferential tax treatment from the Thai government in the form of a corporate tax exemption on income generated from projects to manufacture certain products at our Chonburi campus is available to us through June 2026. Similar preferential tax treatment was available to us through June 2020 with respect to certain products manufactured at our Pinehurst campus. After June 2020, 50% of our income generated from certain products manufactured at our Pinehurst campus will be exempted from tax through June 2025. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations.
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
Several governments are considering various tax reform proposals that, if enacted, may contain provisions that could increase our tax expense. Further changes in the tax laws of various jurisdictions could arise as a result of the base erosion and profit shifting (BEPS) project undertaken by the Organisation for Economic Co-operation and Development (OECD), which represents a coalition of member countries and has recommended changes to numerous long-standing tax principles. If implemented by taxing authorities, such changes could have a material adverse effect on our business, financial condition and operating results.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended March 25, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
December 25, 2021 – January 21, 2022	17,330	$117.60	17,330	$74,691,275
January 22, 2022 – February 18, 2022	159,063	$102.05	159,063	$58,458,894
February 19, 2022 – March 25, 2022	60,946	$97.06	60,946	$52,543,319
Total	237,339		237,339

(1) On August 18, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. In February 2018, May 2019 and August 2020, we announced that our board of directors approved increases of $30.0 million, $50.0 million and $58.5 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $168.5 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. During the three months ended March 25, 2022, repurchases under our share repurchase program were made in accordance with Rule 10b-18 pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1. During the three months ended March 25, 2022, 237,339 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $101.90, for an aggregate purchase price of $24.2 million. As of March 25, 2022, we had a remaining authorization to repurchase up to $52.5 million worth of our ordinary shares.

ITEMS 3, 4 and 5 are not applicable and have been omitted.
ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

10.1	Consulting Agreement, dated as of January 9, 2022, by and between the Registrant and Gregory P. Dougherty

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2022.

FABRINET

By:	/s/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)