Form 10-K
period 2022-06-24
Fabrinet
filed 2022-08-16
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
_______________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 24, 2022
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
Yes ☐ No ☒
As of December 24, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of approximately $4.4 billion, based on the closing price for the registrant’s ordinary shares as reported on the New York Stock Exchange on such date. Ordinary shares held by each executive officer, director, and holder of 10% or more of the outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of August 5, 2022, the registrant had 36,447,085 ordinary shares, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

1

FABRINET
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 24, 2022

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

•Natural disasters, epidemics (including COVID-19), acts of terrorism and political and economic developments could harm our business, financial condition and operating results.

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

•We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to continue to devote substantial resources to various compliance initiatives.

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

•Certain provisions in our constitutional documents may discourage our acquisition by a third party, which could limit our shareholders' opportunity to sell shares at a premium.

•Our shareholders may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.

•Certain judgments obtained against us by our shareholders may not be enforceable.

•Energy price volatility may negatively impact our business, financial condition and operating results.

PART I
ITEM 1.BUSINESS.
Overview
We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products such as optical communication components, modules and sub-systems, industrial lasers, automotive components, medical devices and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and testing. We focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix.” We also have the capability to accommodate high-volume production. Based on our extensive experience and the positive feedback we have received from our customers, we believe we are a global leader in providing these services to the optical communications, industrial lasers and automotive markets.
Our customers include companies in complex industries that require advanced precision manufacturing capabilities such as optical communications, industrial lasers, automotive and sensors. Our customers in these industries support a growing number of end-markets, including automotive, biotechnology, communications, materials processing, medical devices, metrology and semiconductor processing. Our revenues for the year ended June 24, 2022 (“fiscal year 2022”) increased by $382.8 million, or 20.4%, from $1.88 billion for the year ended June 25, 2021 (“fiscal year 2021”) to $2.26 billion for fiscal year 2022. Our percentage of revenues from lasers, sensors and other markets decreased from 23.3% in fiscal year 2021 to 21.2% in fiscal year 2022, while our percentage of revenues from optical communications products increased from 76.7% in fiscal year 2021 to 78.8% in fiscal year 2022.
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
We believe we offer differentiated manufacturing services through our optical and electro-mechanical process technologies and our strategic alignment with our customers. Our dedicated process and design engineers, who have a deep knowledge in materials sciences and physics, are able to tailor our service offerings to accommodate our customers’ complex engineering assignments. Our range of capabilities, from the design of customized optics and glass through process engineering and testing of finished assemblies, provides us with a knowledge base that we believe often leads to improvements in our customers’ product development cycles, manufacturing cycle times, quality and reliability, manufacturing yields and end product costs. We offer an efficient, technologically advanced and flexible manufacturing infrastructure designed to enable the scale production of low-volume, high-mix products, as well as high-volume products. We specialize in complex prototype and new product introduction services, with specialized resources to meet customers’ quick-turn printed circuit board assembly (“PCBA”) and early stage manufacturing requirements. We have a dedicated engineering team to support the advanced optical packaging needs of our customers’ cutting edge products, which allows them to accelerate development and time-to-market for such products. We often provide a “factory-within-a-factory” manufacturing environment to safeguard our customers’ intellectual property by physically segregating certain key employees and manufacturing space from the resources we use for other customers. We also provide our customers with a customized software platform to monitor all aspects of the manufacturing process, enabling our customers to remotely access our databases to monitor yields, inventory positions, work-in-progress status and vendor quality data in real time. We believe there is no other manufacturing services provider with a similar breadth and depth of optical and electro-mechanical engineering and process technology capabilities that does not directly compete with its customers in their end-markets. As a result, we believe we are more closely aligned and better able to develop long-term relationships with our customers than our competitors are.
As of June 24, 2022, our facilities comprised approximately 3.7 million total square feet, including approximately 0.9 million square feet of office space used for general administration purposes and approximately 2.8 million square feet devoted to manufacturing and related activities, of which approximately 1.2 million square feet are clean room facilities. Of the aggregate square footage of our facilities, approximately 3.2 million square feet are located in Thailand and the remaining balance is located in the People’s Republic of China (“PRC” or “China”), the United Kingdom, the United States, Israel and the Cayman Islands. See Part I, Item 2. Properties of this Annual Report on Form 10-K.
Recent Developments Related to COVID-19

The global COVID-19 pandemic has impacted us in several ways and created various challenges. Our PRC subsidiary, which manufactures custom optics components for us and other customers at its facility in Fuzhou, China, experienced a two-week closure in January 2020 in accordance with the Chinese government’s official efforts to mitigate the spread of COVID-19. Furthermore, travel restrictions in the PRC during that period resulted in fewer than 90% of our employees in the PRC being able to return to work before early March 2020. Our other global manufacturing facilities also have been affected by government restrictions put in place to slow the spread of COVID-19. While our operations in Thailand have not been suspended, we have implemented a number of safety protocols to allow such operations to continue in accordance with government regulations. With the exception of approximately one week beginning in late March 2020 when our facility in Santa Clara, California closed before reopening in early April 2020 as a previously classified “essential business,” our facilities in the U.S. and the U.K. have remained open while adhering to the local government restrictions.
The health and well-being of our employees is our top priority, and we continue to take precautionary measures throughout our worldwide operations to ensure our employees and their families remain safe. These measures include leaves of absence for affected employees and their close contacts, stringent contact tracing, enhanced safe distancing measures, and arrangements for the vaccination of our employees in Thailand. Although we did not experience any significant disruptions in our operations or decrease in customer demand during the year ended June 24, 2022, any worsening of the pandemic may result in more stringent measures being implemented by local authorities, such as shutting down our manufacturing facilities, which would have a significant negative impact on our operations.
We expect that disruptions in our supply chain and fluctuations in the availability of parts and materials will continue to have a significant impact on our ability to generate revenue, despite strong demand from our customers. These supply chain disruptions have been exacerbated by recent global events, such as (1) COVID-related lockdowns in China, which have caused freight and logistics issues and unforeseen delays, and (2) the armed conflict between Russia and Ukraine. While we have no significant direct business in Ukraine or Russia, the conflict has negatively impacted demand from some of our automotive customers that have other suppliers in the region. Moreover, if the facilities of our subsidiary in Fuzhou, China are locked down, we would also be negatively impacted since we and some of our customers rely on the optics components that are manufactured in such facilities. Furthermore, in some cases, our efforts to identify and secure alternative supply chain sources has resulted in our customers or their end customers requiring requalification and validation of components, a process that can often be lengthy and has negatively impacted the timing of our revenue. We expect these supply constraints to continue, and potentially worsen, for at least the next 12 months.
Due to the unprecedented and unpredictable human and economic impact of the COVID-19 pandemic globally, including inflationary pressures and supply chain constraints as the world exits the acute phase of the pandemic, and the evolving and differing national strategies for dealing with COVID-19, it is challenging to provide a forward-looking assessment. However, despite uncertainty and concern about the global economy and the health of various industries, we can share some relevant perspectives as we continue to assess the impacts of COVID-19 on our business in the future:

•A significant portion of our costs is variable and, because of this, we can adjust manufacturing costs relatively quickly to respond to the changing demand of our customers. However, because parts and materials account for the largest portion of our costs, any of the inflationary pressures and supply chain issues noted above will negatively affect our gross margins for the foreseeable future.

•The ongoing safety and health of our employees is and will remain a key priority, and we will continue to follow robust safety protocols in all of our facilities. To this end, we arranged for the vaccination of our employees in Thailand in the first quarter of fiscal year 2022.

•Given our $478.2 million in cash, cash equivalents and short-term investments, and our total debt of approximately $27.4 million, as of June 24, 2022, we believe we are in a solid position from a capital and financial resources perspective. We expect that current cash and cash equivalent balances and short-term investments, and cash flows generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months.

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
Industrial Lasers, Sensors and Others
The optical and electro-mechanical process technologies used in the optical communications market also have applications in other similarly complex end-markets that require advanced precision manufacturing capabilities, such as automotive, industrial lasers, medical devices, and sensors. These markets are substantially larger than the optical communications components and modules market. We expect growth in the industrial lasers, medical, and sensors markets will be driven by demand for:
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

Our Competitive Strengths
We believe we have succeeded in providing differentiated services to the optical communications, industrial lasers, medical, and sensors industries due to our long-term focus on optical and electro-mechanical process technologies, strategic alignment with our customers and commitment to total customer satisfaction. More specifically, our key competitive strengths include:
•Advanced Optical and Electro-Mechanical Manufacturing Technologies: We believe that our optical and electro-mechanical process technologies and capabilities as well as our customized optics and glass technologies provide us with a key competitive advantage. These technologies include:
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
Customers, Sales and Marketing
The optical communications market we serve is highly concentrated. Therefore, we expect a significant percentage of our revenues will continue to come from a small number of customers. During each of fiscal years 2022 and 2021, we had three customers that each contributed 10% or more of our revenues. During fiscal year 2022, Cisco Systems Inc., Infinera Corporation and Lumentum Operations LLC contributed 25.4%, 12.5% and 10.3%, respectively, of our revenues. During fiscal year 2021, Lumentum Operations LLC, Infinera Corporation and Cisco Systems Inc. contributed 13.6%, 11.6% and 10.7%, respectively, of our revenues.
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
Suppliers of Raw Materials
Our manufacturing operations use a wide variety of optical, semiconductor, mechanical and electronic components, assemblies and raw materials. We generally purchase materials from our suppliers through standard purchase orders, as opposed to long-term supply agreements. We rely on sole-source suppliers for a number of critical materials. Some of these sole-source suppliers are small businesses, which presents risks to us based on their financial health and reliability, which we continually monitor. We have historically experienced supply shortages resulting from various causes, including reduced yields by our suppliers, which have prevented us from manufacturing products for our customers in a timely manner. While we continually undertake programs to strengthen our supply chain, we are experiencing, and expect to experience for the foreseeable future, strain on our supply chain, as well as periodic supplier problems. These supply chain disruptions have been exacerbated by recent global events, such as (1) COVID-related lockdowns in China, which have caused freight and logistics issues and unforeseen delays, and (2) the armed conflict between Russia and Ukraine. While we have no significant direct business in Ukraine or Russia, the conflict has negatively impacted demand from some of our automotive customers that have other suppliers in the region. Moreover, if the facilities of our subsidiary in Fuzhou, China are locked down, we would also be negatively impacted since we and some of our customers rely on the optics components that are manufactured in such facilities. Furthermore, in some cases, our efforts to identify and secure alternative supply chain sources has resulted in our customers or their end customers requiring requalification and validation of components, a process that can often be lengthy and has negatively impacted the timing of our revenue. We have incurred, and expect to incur for the foreseeable future, costs to address supply chain problems. Although we have generally managed to pass such costs on to our customers, our gross margins could decrease if the problems persist over a sustained period of time.
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
Our quality management systems help to ensure that the products we provide to our customers meet or exceed industry standards. We maintain the following certifications: ISO 9001 for Manufacturing Quality Management Systems; ISO 14001 for Environmental Management Systems; TL 9000 for Telecommunications Industry Quality Certification; IATF 16949 for Automotive Industry Quality Certification; ISO 13485 for Medical Devices Industry Quality Certification; AS 9100 for Aerospace Industry Quality Certification; NADCAP (National Aerospace and Defense Contractors Accreditation Program) for Quality Assurance throughout the Aerospace and Defense Industries; and ISO 45001 for Occupational Health and Safety Management Systems. We also maintain compliance with various additional standards imposed by the U.S. Food and Drug Administration ("FDA") with respect to the manufacture of medical devices.
Additionally, we are required to register with the FDA and other regulatory bodies and are subject to continual review and periodic inspection for compliance with various regulations, including testing, quality control and documentation procedures. We hold the following additional certifications: ANSI ESD S20.20 for facilities and manufacturing process control, in compliance with ESD standard; Transported Asset Protection Association ("TAPA") and Custom and Trade Partnership Against Terrorism ("C-TPAT") for Logistic Security Management System; and CSR-DIW for Corporate Social Responsibility in Thailand. In the European Union, we are required to maintain certain ISO certifications in order to sell our precision optical, electro-mechanical and electronic manufacturing services and we must undergo periodic inspections by regulatory bodies to obtain and maintain these certifications.
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
Competitors in the market for optical manufacturing services include Benchmark Electronics, Inc., Celestica Inc., Sanmina-SCI Corporation, Jabil Circuit, Inc. and Venture Corporation Limited, as well as the internal manufacturing capabilities of our customers. Our customized optics and glass operations face competition from companies such as Browave Corporation, Fujian Castech Crystals, Inc., Photop Technologies, Inc. and Research Electro-Optic, Inc. Our UK competitors for printed circuit board assemblies include STI Limited, Axiom Manufacturing Services Limited and TT Electronics plc.
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

Government Regulations
Environmental Compliance
We are subject to a variety of international and U.S. laws and regulations relating to the use, disposal, cleanup of and human exposure to hazardous materials. To date, such laws and regulations have not materially affected our business. We do not anticipate any material capital expenditures for environmental control facilities for the foreseeable future. While to date we are not aware of any material exposures, there can be no assurance that environmental matters will not arise in the future or that costs will not be incurred with respect to sites as to which no problem is currently known.
As part of the International Organization for Standardization (“ISO”) 14001 environmental management systems framework, we have established and continue to enforce at our facilities a global environmental policy that includes evaluation and control, compliance obligations, commitment, training, communication, control of documented information, operational control, emergency preparedness and response, and management review. While environmental regulations have not thus far resulted in a material adverse effect on our operations, changes in regulations could necessitate additional capital expenditures, modification of our operations, or other compliance actions.
Trade Regulations
We and our suppliers and service providers could be affected by tariffs, embargoes, or other trade restrictions, as well as laws and regulations enacted in response to concerns regarding climate change, conflict minerals, responsible sourcing practices, public health crises, contagious disease outbreaks, or other matters, which could limit the supply of our materials and increase their cost. In addition, compliance with trade regulations may result in disruptions in logistics, which could delay our receipt of materials. We have experienced increased lead times and expedite fees for the supply of materials. The disruption of our supply of parts and materials, including where such disruption results in the extension of our lead times, could have a material adverse effect on our business, results of operations, or financial condition. Similarly, if our customers experience disruptions to their supplies or materials, or the extension of their lead times, they may reduce, cancel, or alter the timing of their purchases with us, which could have a material adverse effect on our business, financial condition and operating results.
Tax Reform
We are subject to income taxes in various jurisdictions. Our provision for income taxes and effective tax rate could be affected by numerous factors, including changes in applicable tax laws, interpretations of applicable tax laws, amount and composition of pre-tax income in jurisdictions with differing tax rates, and valuation of deferred tax assets. There have been a number of proposed changes in the tax laws that could increase our tax liability.
Several governments are considering various tax reform proposals that, if enacted, may contain provisions that could increase our tax expense. Further changes in the tax laws of various jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development, which represents a coalition of member countries and has recommended changes to numerous long-standing tax principles. If implemented by taxing authorities, such changes could have a material adverse effect on our business, financial condition and operating results.
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
Corporate Structure
Fabrinet was incorporated under the laws of the Cayman Islands in August 1999 and commenced business operations in January 2000. We have fourteen direct and indirect subsidiaries, all of which are wholly-owned. As the parent company, we enter into contracts directly with our customers while some of our subsidiaries in the PRC, the U.S. and the U.K. enter into sales contracts or purchase orders directly with their customers. We have inter-company agreements with certain of our subsidiaries in Thailand and the U.S. to provide manufacturing services to us, and we have inter-company agreements with certain of our subsidiaries in the U.S. and Singapore to provide certain administrative and business development services to us.

Human Capital Resources
Our workforce is distributed globally over eight countries. As of June 24, 2022, we employed approximately 14,235 full-time employees worldwide, with approximately 13,957 employees located in the Asia-Pacific region, 170 employees located in North America, and 108 employees located in Europe or the Middle East. Of our total workforce, approximately 13,863 employees were involved in manufacturing operations and 372 employees were involved in business development and general and administrative functions. None of our employees are represented by a labor union. We have not experienced any work stoppages, slowdowns, or strikes. We consider our relations with our employees to be positive.
We are committed to developing our employees and supporting our employees’ well-being and safety. We advertise job openings and source candidates broadly to attract a diverse candidate pool. We also monitor hiring, termination and pay practices to ensure compliance with established regulations across the world, and we track and report internally on key talent metrics including talent pipeline, employee promotions, employee turnover, and engagement of our employees. We provide employee career guidance and counseling through established employee development and training opportunities.
We have taken a wide variety of measures to protect the health and well-being of our employees, suppliers, and customers during the COVID-19 pandemic, including arranging for our employees in Thailand to receive COVID-19 vaccines beginning in the first quarter of fiscal year 2022.
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
COVID-19 and Macroeconomic Environment Updates
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has resulted in travel restrictions, business closures and the institution of quarantines and other restrictions on movement in many communities.
The extent of the impact of COVID-19 on our future business, financial condition and operating results will depend largely on future developments, including (i) the duration and magnitude of the pandemic; (ii) the measures taken by governmental authorities and private sectors to limit the spread of COVID-19; (iii) our ability to continue providing products and services; and (iv) the effect of the pandemic and resulting global economic uncertainty and financial market volatility on our customers, all of which are highly uncertain and unpredictable. While we have updated our risk factors to reflect risks of which we are aware, this situation is changing rapidly and additional impacts may arise that we are not aware of currently.
In addition, increased international political instability, evidenced by the threat or occurrence of terrorist attacks, enhanced national security measures, Russia’s invasion of Ukraine, conflicts in the Middle East and Asia, strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Although such events have not significantly affected our business or operations, the ultimate impact is unknown and future developments could adversely affect our financial condition and operating results.
Company and Operational Risks
Our sales depend on a small number of customers. A reduction in orders from any of these customers, the loss of any of these customers, or a customer exerting significant pricing and margin pressures on us could harm our business, financial condition and operating results.
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our revenues. During each of fiscal years 2022 and 2021, we had three customers that each contributed 10% or more of our revenues. Such customers together accounted for 48.2% and 35.9% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
Further, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may be exacerbated by the sudden and continuing global economic downturn and uncertainty due to COVID-19 and subsequent adverse conditions in the credit markets, as well as the impact of the U.S.-China trade dispute. Certain of our customers have gone out of business, declared bankruptcy, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers.
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

Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. For example, Lumentum Holdings Inc. (“Lumentum”) completed its acquisition of NeoPhotonics Corporation in August 2022; II-VI Incorporated (“II-VI”) completed its acquisition of Coherent, Inc. in July 2022; Cisco Systems, Inc. completed its acquisition of Acacia Communications Inc. in March 2021; II-VI completed its acquisition of Finisar Corporation in September 2019; and Lumentum completed its acquisition of Oclaro, Inc. in December 2018. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers have acquired the capacity to manufacture products in-house.
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
Revenues from optical communications products represented 78.8% and 76.7% of our revenues for fiscal year 2022 and fiscal year 2021, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or the economy in certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
Our quarterly revenues, gross profit margins and operating results have fluctuated significantly and may continue to do so in the future, which may cause the market price of our ordinary shares to decline or be volatile.
Our quarterly revenues, gross profit margins, and operating results have fluctuated significantly and may continue to fluctuate significantly in the future. For example, any of the risks described in this “Risk Factors” section and, in particular, the following factors, could cause our revenues, gross profit margins, and operating results to fluctuate from quarter to quarter:
•any reduction in customer demand or our ability to fulfill customer orders as a result of disruptions in our supply chain caused by COVID-19 or geopolitical conflicts such as the ongoing armed conflict in Ukraine;
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
We intend to continue diversifying across other markets within the optics industry, such as the semiconductor processing, biotechnology, metrology, and material processing markets, to reduce our dependence on the optical communications market and to grow our business. Currently, the optical communications market contributes the significant majority of our revenues. There can be no assurance that our efforts to further expand and diversify into other markets within the optics industry will prove successful or that these markets will continue to grow as fast as we expect. If the opportunities presented by these markets prove to be less than anticipated, if we are less successful than expected in diversifying into these markets, or if our margins in these markets prove to be less than expected, our growth may slow or stall, and we may incur costs that are not offset by revenues in these markets, all of which could harm our business, financial condition and operating results.
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
Competitors in the market for optical manufacturing services include Benchmark Electronics, Inc., Celestica Inc., Sanmina-SCI Corporation, Jabil Circuit, Inc., and Venture Corporation Limited. Our customized optics and glass operations face competition from companies such as Browave Corporation, Fujian Castech Crystals, Inc., Photop Technologies, Inc., and Research Electro-Optic, Inc. Our U.K. competitors for printed circuit board assemblies include STI Limited, Axiom Manufacturing Services Limited and TT Electronics plc. Other existing contract manufacturing companies, original design manufacturers or outsourced semiconductor assembly and test companies could also enter our target markets. In addition, we may face new competitors as we attempt to penetrate new markets.
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
We do not typically obtain firm purchase orders or commitments from our customers that extend beyond 13 weeks. While we work closely with our customers to develop forecasts for periods of up to one year, these forecasts are not binding and may be unreliable. Customers may cancel their orders, change production quantities from forecasted volumes or delay production for a number of reasons beyond our control. Any material delay, cancellation or reduction of orders could cause our revenues to decline significantly and could cause us to hold excess materials. Many of our costs and operating expenses are fixed. As a result, a reduction in customer demand could decrease our gross profit and harm our business, financial condition and operating results. For example, in the six months ended June 26, 2020, due to COVID-19 we experienced some order cancellations and delays with respect to telecom products that we manufacture for our customers; however, these cancellations and delays were partially offset by increased demand for datacom products.
In addition, we make significant decisions with respect to production schedules, material procurement commitments, personnel needs and other resource requirements based on our estimate of our customers’ requirements. The short-term nature of our customers’ commitments and the possibility of rapid changes in demand for their products reduce our ability to accurately estimate the future requirements of our customers. Inability to forecast the level of customer orders with certainty makes it difficult to allocate resources to specific customers, order appropriate levels of materials and maximize the use of our manufacturing capacity. This could also lead to an inability to meet a spike in production demand, all of which could harm our business, financial condition and operating results.
Our exposure to financially troubled customers or suppliers could harm our business, financial condition and operating results.
Some of our customers and suppliers have in the past and may in the future experience financial difficulty, particularly in light of the sudden and continuing global economic downturn and uncertainty due to COVID-19 and subsequent adverse conditions in the credit markets that have affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. If our suppliers experience financial difficulty, we could have trouble sourcing materials necessary to fulfill production requirements and meet scheduled shipments. Any such financial difficulty could adversely affect our operating results and financial condition by resulting in a reduction in our revenues, a charge for inventory write-offs, a provision for doubtful accounts, and larger working capital requirements due to increased days in inventory and days in accounts receivable.
We purchase some of the critical materials used in certain of our products from a single source or a limited number of suppliers. Supply shortages have in the past, and could in the future, impair the quality, reduce the availability or increase the cost of materials, which could harm our revenues, profitability and customer relations.
We rely on a single source or a limited number of suppliers for critical materials used in a significant number of the products we manufacture. We generally purchase these single or limited source materials through standard purchase orders and do not maintain long-term supply agreements with our suppliers. We generally use a rolling 12-month forecast based on anticipated product orders, customer forecasts, product order history, backlog, and warranty and service demand to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields, and the availability of raw materials used to produce the parts or components. Historically, we have experienced supply shortages resulting from various causes, including reduced yields by our suppliers, which prevented us from manufacturing products for our customers in a timely manner. Recently, we experienced significant fluctuations in the availability of certain materials due to COVID-19, which had an adverse impact on our revenue and costs for the six months ended June 26, 2020. Currently, we are experiencing various levels of semiconductor impact due to a significant global shortage. The semiconductor supply chain is complex, and a constrained wafer capacity is occurring deep in the chain. During the COVID-19 pandemic, there has been a surging demand for consumer electronics, which in turn has increased the demand for semiconductors. At the same time, wafer foundries that support chipmakers have not invested enough in recent years to increase capacities to the levels needed to support current demand from all of their customers. Wafers have a long lead time for production, in some cases up to 30 weeks, which further exacerbates the shortage. A shortage of semiconductors or other key components can cause a significant disruption to our production schedule and have a substantial adverse effect on our business, financial condition and operating results.
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
Most recently, we expanded our manufacturing capacity by building a new facility at our Chonburi campus in Thailand in 2022. We may continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. As of June 24, 2022, the U.S. dollar had appreciated approximately 15.0% against the Thai baht since June 26, 2020. While we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of June 24, 2022, the U.S. dollar had depreciated approximately 5.5% against the RMB since June 26, 2020. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade and service-related foreign exchange transactions and foreign debt service. As of June 24, 2022, the U.S. dollar had appreciated approximately 1.3% against the GBP since June 26, 2020. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 50.7%, 52.8% and 49.4% of our revenues for fiscal year 2022, fiscal year 2021 and fiscal year 2020, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
•inadequate protection of intellectual property rights in some countries; and

•political, legal and economic instability, foreign conflicts, and the impact of regional and global infectious illnesses in the countries in which we and our customers and suppliers are located (for example, disruptions to international operations associated with the occurrence of the COVID-19 pandemic or the ongoing armed conflict in Ukraine).

Our failure to manage the risks and challenges associated with our international operations could have a material adverse effect on our business.
We are subject to governmental export and import controls in several jurisdictions that subject us to a variety of risks, including liability, impairment of our ability to compete in international markets, and decreased sales and customer orders.

We are subject to governmental export and import controls in Thailand, the PRC, the United Kingdom and the United States that may limit our business opportunities. Various countries regulate the import of certain technologies and have enacted laws or taken actions that could limit (1) our ability to export or sell the products we manufacture and (2) our customers’ ability to export or sell products that we manufacture for them. The export of certain technologies from the United States, the United Kingdom and other nations to the PRC is barred by applicable export controls, and similar prohibitions could be extended to Thailand, thereby limiting our ability to manufacture certain products. Any change in export or import regulations or related legislation, shift in approach to the enforcement of existing regulations, or change in the countries, persons or technologies targeted by such regulations could limit our ability to offer our manufacturing services to existing or potential customers, which could harm our business, financial condition and operating results.

For example, the May 2019 addition of Huawei and certain affiliates by the U.S. Commerce Department’s Bureau of Industry and Security ("BIS") to the BIS Entity List denied Huawei the ability to purchase products, software and technology that are subject to U.S. Export Administration Regulations. Although we do not sell directly to Huawei, some of our customers do sell to Huawei (and its affiliates) directly. To ensure compliance, some of our customers immediately suspended shipments to Huawei in order to assess whether their products were subject to the restrictions resulting from the ban. This had an immediate impact on our customer orders in the fourth quarter of fiscal year 2019, which affected our revenue for that quarter. We expect this ban to continue to adversely affect orders from our customers for the foreseeable future.
We are subject to risks related to the ongoing U.S.-China trade dispute, including increased tariffs on materials that we use in manufacturing, which could adversely affect our business, financial condition and operating results.
In August 2019, the U.S. imposed tariffs on a wide range of products and goods manufactured in the PRC that are directly or indirectly imported into the U.S. Although the U.S. announced on January 15, 2020 the reduction of certain tariffs on Chinese imported goods and delayed the implementation of certain other related tariffs, we have no assurance that the U.S. will not continue to increase or impose tariffs on imports from the PRC or alter trade agreements and terms between the PRC and the U.S., which may include limiting trade with the PRC. Trade restrictions, including tariffs, quotas, embargoes, safeguards and customs restrictions, could increase the cost of materials we use to manufacture certain products, which could result in lower margins. The tariffs could also result in disruptions to our supply chain, as suppliers struggle to fill orders from companies trying to purchase goods in bulk ahead of announced tariffs taking effect. The adoption of trade tariffs both globally and between the U.S. and the PRC specifically could also cause a decrease in the sales of our customers’ products to end-users located in the PRC, which could directly impact our revenues in the form of reduced orders. If existing tariffs are raised further, or if new tariffs are imposed on additional categories of components used in our manufacturing activities, and if we are unable to pass on the costs of such tariffs to our customers, our operating results would be harmed.
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
In some countries in which we operate, including the PRC, the U.S., the U.K. and Thailand, outbreaks of infectious diseases such as COVID-19, H1N1 influenza virus, severe acute respiratory syndrome (“SARS”) or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. For example, our facility in Fuzhou, the PRC, which manufactures custom optics components, was not permitted to resume operations for a period of two weeks in February 2020 due to the outbreak of COVID-19, which negatively affected our revenues for the three months ended March 27, 2020. In addition, we and some of our suppliers and customers in the PRC experienced labor shortages during the three months ended March 27, 2020 due to travel restrictions imposed by the Chinese government. We continue to take precautionary measures including leaves of absence for affected employees and their close contacts, stringent contact tracing, enhanced safe distancing measures, and arrangements for the vaccination of our employees in Thailand. Although we did not experience any significant disruptions in our operations or decrease in customer demand during year ended June 24, 2022, any worsening of the pandemic may result in more stringent measures being implemented by local authorities, such as shutting down our manufacturing facilities, which would have a significant negative impact on our operations.
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

The sudden and continuing global economic downturn and uncertainty due to the effects of COVID-19 and subsequent volatility and adverse conditions in the capital and credit markets have negatively affected levels of business and consumer spending, heightening concerns about the likelihood of a global depression and potential default of various national bonds and debt backed by individual countries. Such developments, as well as the politics impacting these, could adversely affect our financial results. In particular, the economic disruption caused by COVID-19 has led to reduced demand in some of our customers’ optical communications product portfolios and significant volatility in global stock markets and currency exchange rates. Uncertainty about worldwide economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values, which could adversely affect our business, financial condition and operating results and increase the volatility of our share price. In addition, our ability to access capital markets may be restricted, which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our business, financial condition and operating results.

Due to the unprecedented and rapidly changing social and global economic impacts associated with COVID-19, we are unable to predict or estimate the ultimate impact of the pandemic on our business, which will depend on, among other things: the extent and duration of the pandemic, the severity of the disease and the number of people infected; the effects on the global economy, including the effects and duration of measures taken by governmental authorities and other third parties restricting day-to-day life and business operations; and the efficacy of governmental programs implemented to assist businesses impacted by the pandemic. At this time, we cannot estimate the short- or long-term impacts of COVID-19 on our business, financial condition and operating results.

Inflation has also risen globally to historically high levels. If the inflation rate continues to increase, the costs of labor and other expenses could also increase. There is no assurance that our revenues will increase at the same rate to maintain the same level of profitability. Inflation and government efforts to combat inflation, such as raising the benchmark interest rate, could increase market volatility and have an adverse effect on the financial market and global economy. Such adverse conditions could negatively impact demand for our products, which could adversely affect our business, financial condition and operating results.
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

LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our credit facility agreement. In 2017, the U.K.’s Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that it intended to phase out LIBOR by the end of 2021. On March 5, 2021, the FCA announced the dates on which the panel bank submissions for all LIBOR settings will cease, after which representative LIBOR rates will no longer be available. The FCA confirmed that all LIBOR settings will cease to be provided by any administrator or no longer be representative as follows: immediately after December 31, 2021, in the case of all GBP, EUR, CHF and JPY settings, and the 1-week and 2-month USD settings; and immediately after June 30, 2023, in the case of the remaining USD settings.

The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified replacing USD LIBOR with a new index, the Secured Overnight Financing Rate, calculated using short-term repurchase agreements backed by Treasury securities. In response to the announcement by the FCA on the future cessation and loss of representativeness of LIBOR benchmark, the International Swaps and Derivatives Association ("ISDA") issued a statement on March 5, 2021 confirming that the FCA’s announcement constitutes an index cessation event under IBOR Fallbacks and Supplements and the ISDA 2020 Fallbacks Protocol for all 35 LIBOR settings. As a result, the fallback spread adjustments were fixed as of the date of the announcement.

The fallbacks will automatically occur for outstanding derivatives contracts that incorporate the IBOR Fallbacks Supplement or are subject to the ISDA 2020 Fallbacks Protocol immediately after December 31, 2021 for outstanding derivatives referenced to all EUR, GBP, CHF and JPY LIBOR settings, and June 30, 2023 for outstanding derivatives referenced to all USD LIBOR settings.

We have adhered to the ISDA 2020 IBOR Fallbacks Protocol since January 2021 for outstanding interest rate swap agreements which we have with banks with interest rates referenced to 1-month USD LIBOR and 3-month USD LIBOR settings; therefore, the fallbacks will automatically occur immediately after June 30, 2023 as described above.

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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of June 24, 2022 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 24, 2022, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of June 24, 2022, our U.S. federal and state tax returns remain open to examination for the tax years 2018 through 2020. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2015 through 2021. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability. For example, in connection with the conclusion of the audit of our U.S. federal and state tax returns for the tax years 2016 and 2017, we incurred additional taxes, interest and penalties.

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

Several governments are considering various tax reform proposals that, if enacted, may contain provisions that could increase our tax expense. Further changes in the tax laws of various jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development, which represents a coalition of member countries and has recommended changes to numerous long-standing tax principles. If implemented by taxing authorities, such changes could have a material adverse effect on our business, financial condition and operating results.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to continue to devote substantial time to various compliance initiatives.

The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we are able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of June 24, 2022, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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

As a manufacturer of products for the optics industry, we are required to meet certain certification standards, including the following: ISO 9001 for Manufacturing Quality Management Systems; ISO 14001 for Environmental Management Systems; TL 9000 for Telecommunications Industry Quality Certification; IATF 16949 for Automotive Industry Quality Certification; ISO 13485 for Medical Devices Industry Quality Certification; AS 9100 for Aerospace Industry Quality Certification; NADCAP (National Aerospace and Defense Contractors Accreditation Program) for Quality Assurance throughout the Aerospace and Defense Industries; and ISO 45001 for Occupational Health and Safety Management Systems. We also maintain compliance with various additional standards imposed by the FDA with respect to the manufacture of medical devices.

Additionally, we are required to register with the FDA and other regulatory bodies and are subject to continual review and periodic inspection for compliance with various regulations, including testing, quality control and documentation procedures. We hold the following additional certifications: ANSI ESD S20.20 for facilities and manufacturing process control, in compliance with ESD standard; Transported Asset Protection Association ("TAPA") and Custom Trade Partnership Against Terrorism ("C-TPAT") for Logistic Security Management System; and CSR-DIW for Corporate Social Responsibility in Thailand. In the European Union, we are required to maintain certain ISO certifications in order to sell our precision optical, electro-mechanical and electronic manufacturing services and we must undergo periodic inspections by regulatory bodies to obtain and maintain these certifications. If any regulatory inspection reveals that we are not in compliance with applicable standards, regulators may take action against us, including issuing a warning letter, imposing fines on us, requiring a recall of the products we manufactured for our customers, or closing our manufacturing facilities. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition and operating results.
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

Based upon estimates of the value of our assets, which are based in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for the taxable year 2022 or for the foreseeable future. However, despite our expectations, we guarantee that we will not become a PFIC for the taxable year 2022 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we become a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations as well as burdensome reporting requirements.
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
These provisions could have the effect of depriving our shareholders of an opportunity to sell their ordinary shares at a premium over prevailing market prices by discouraging third parties from seeking to acquire control of us in a tender offer or similar transaction.
Our shareholders may face difficulties in protecting their interests because we are incorporated under Cayman Islands law.

Our corporate affairs are governed by our amended and restated memorandum and articles of association (“MOA”), by the Companies Law (as amended) of the Cayman Islands and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under the laws of the Cayman Islands are not as clearly established under statutes or judicial precedent as in jurisdictions in the U.S. Therefore, our shareholders may have more difficulty in protecting their interests than would shareholders of a corporation incorporated in a jurisdiction in the U.S., due to the comparatively less developed nature of Cayman Islands law in this area.

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

If the arrangement and reconstruction is thus approved, the dissenting shareholder would have no rights comparable to appraisal rights, which would otherwise ordinarily be available to dissenting shareholders of a corporation incorporated in a jurisdiction in the U.S., providing rights to receive payment in cash for the judicially determined value of the shares. This may make it more difficult for our shareholders to assess the value of any consideration they may receive in a merger or consolidation or to require that the offeror give them additional consideration if they believe the consideration offered is insufficient.

Shareholders of Cayman Islands exempted companies have no general rights under Cayman Islands law to inspect corporate records and accounts or to obtain copies of lists of shareholders. Our directors have discretion under our MOA to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for our shareholders to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

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
ITEM 1B.UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 2.PROPERTIES.
Our principal registered office is located at c/o Intertrust Corporate Services (Cayman) Limited, One Nexus Way, Camana Bay, Grand Cayman, KYI-9005, Cayman Islands. We have facilities located in Thailand, the PRC, the U.S., the U.K., Israel and the Cayman Islands that are used for manufacturing and/or general administration purposes. The following table presents the approximate square footage of our principal facilities as of June 24, 2022:

Location	Owned/Leased	Approximate Square Footage

Pinehurst Campus, Bangkok, Thailand	Owned	1,731,000 square feet
Hemaraj Campus, Chonburi, Thailand	Owned	1,496,000 square feet
Fuzhou, Fujian, PRC	Leased(1)	303,000 square feet
Santa Clara, California, United States	Owned	72,000 square feet
Wiltshire, United Kingdom	Leased(2)	71,000 square feet
Mountain Lakes, New Jersey, United States	Leased(3)	28,000 square feet
Yokneam Illit, Israel	Leased(4)	27,000 square feet
Grand Cayman, Cayman Islands	Leased(5)	5,100 square feet
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
Holders of Record
As of August 5, 2022, there were 5 shareholders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended June 24, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
March 26, 2022 – April 22, 2022	—	$—	—	$52,543,319
April 23, 2022 – May 20, 2022	352,820	$88.67	352,820	$21,259,334
May 21, 2022 – June 24, 2022	—	$—	—	$21,259,334
Total	352,820		352,820

(1) On August 18, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. In February 2018, May 2019 and August 2020, we announced that our board of directors approved increases of $30.0 million, $50.0 million and $58.5 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $168.5 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. During the year ended June 24, 2022, repurchases under our share repurchase program were made in accordance with Rule 10b-18, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1. During the year ended June 24, 2022, 628,428 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $95.32, for an aggregate purchase price of $59.9 million. As of June 24, 2022, we had a remaining authorization to repurchase up to $21.3 million worth of our ordinary shares.

Equity Compensation Plan Information
The equity compensation plan information required by this item, which includes a summary of the number of outstanding equity awards granted to employees and directors as well as the number of securities remaining available for future issuance under our equity compensation plans as of June 24, 2022, is incorporated by reference to our Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 24, 2022.
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
The graph assumes that $100 was invested in Fabrinet’s ordinary shares and in each of the indices discussed above on June 30, 2017, and that all dividends were reinvested. Historic stock performance is not necessarily indicative of future stock price performance.

300.00
250.00
200.00
150.00
100.00
50.00
0.00
6/30/2017
9/29/2017
12/29/2017
3/30/2018
6/29/2018
9/28/2018
12/31/2018
3/29/2019
6/28/2019
9/27/2019
12/27/2019
3/27/2020
6/26/2020
9/25/2020
12/24/2020
3/26/2021
6/25/2021
9/24/2021
12/23/2021
3/25/2022
6/24/2022
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
•our expectation that the portion of our future revenues attributable to customers in regions outside of North America will decrease compared with the portion of those revenues for fiscal year 2022;
•our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;
•our expectation that our fiscal year 2023 selling, general and administrative (“SG&A”) expenses will increase compared to our fiscal year 2022 SG&A expenses;
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
•our expectations regarding the potential impact of the COVID-19 pandemic, macroeconomic conditions and international political instability on our business, financial condition and operating results;
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

Overview
For an overview of our business, see PART I – ITEM 1. BUSINESS.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the Friday in June closest to June 30. Our fiscal years 2022, 2021, and 2020 ended on June 24, 2022, June 25, 2021 and June 26, 2020, respectively, and were each 52-week years. Our fiscal year 2023 will end on June 30, 2023 and be a 53-week year. The additional week in a 53-week year is added to the first quarter, making such quarter consist of 14 weeks.

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
Revenues, by percentage, from individual customers representing 10% or more of our revenues is set forth in Note 20 of our audited consolidated financial statements. Because we depend upon a small number of customers for a significant percentage of our total revenues, a reduction in orders from, a loss of, or any other adverse actions by, any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price. Moreover, our customer concentration increases the concentration of our accounts receivable and payment default by any of our key customers will negatively impact our exposure. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may be exacerbated by the continued uncertainty in the global economies. Certain customers have gone out of business or have been acquired or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers. Therefore, any financial difficulties that our key customers experience could materially and adversely affect our operating results and financial condition by generating charges for inventory write-offs, provisions for doubtful accounts, and increases in working capital requirements due to increased days inventory and in accounts receivable.
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
We expect that disruptions in our supply chain and fluctuations in the availability of parts and materials will continue to have a significant impact on our ability to generate revenue, despite strong demand from our customers. These supply chain disruptions have been exacerbated by recent global events, such as (1) COVID-related lockdowns in China, which have caused freight and logistics issues and unforeseen delays, and (2) the armed conflict between Russia and Ukraine. While we have no significant direct business in Ukraine or Russia, the conflict has negatively impacted demand from some of our automotive customers that have other suppliers in the region. Moreover, if the facilities of our subsidiary in Fuzhou, China are locked down, we would also be negatively impacted since we and some of our customers rely on the optics components that are manufactured in such facilities. Furthermore, in some cases, our efforts to identify and secure alternative supply chain sources has resulted in our customers or their end customers requiring requalification and validation of components, a process that can often be lengthy and has negatively impacted the timing of our revenue. We expect these supply constraints to continue, and potentially worsen, for at least the next 12 months.

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
The percentage of our revenues generated from a bill-to-location outside of North America decreased from 52.8% in fiscal year 2021 to 50.7% in fiscal year 2022, which was partially due to a decrease in sales to our customers in Europe by 3.5%. Based on the short- and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside of North America will decrease as compared with the portion of revenues attributable to such customers during fiscal year 2022.
The following table presents percentages of total revenues by geographic regions:

	Years Ended
	June 24, 2022	June 25, 2021	June 26, 2020
North America	49.3%	47.2%	50.6%
Asia-Pacific	37.0	35.6	33.7
Europe	13.7	17.2	15.7
	100.0%	100.0%	100.0%
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
During fiscal years 2022, 2021 and 2020, discretionary merit-based bonus awards were made to our non-executive employees. Charges included in cost of revenues for bonus awards to non-executive employees were $4.9 million, $4.7 million and $4.6 million for fiscal years 2022, 2021 and 2020, respectively.
Share-based compensation expense included in cost of revenues was $6.0 million, $6.2 million and $6.1 million for fiscal years 2022, 2021 and 2020, respectively.
We expect to incur incremental costs of revenue as a result of our planned expansion into new geographic markets, though we are not able to determine the amount of these incremental expenses.
Selling, General and Administrative Expenses
Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2023, we expect our SG&A expenses will increase compared with our fiscal year 2022 SG&A expenses.
The compensation committee of our board of directors approved a fiscal year 2022 executive incentive plan with quantitative objectives based solely on achieving certain revenue targets and non-U.S. GAAP operating margin targets for fiscal year 2022. Bonuses under the fiscal year 2022 executive incentive plan are payable after the end of fiscal year 2022. In fiscal year 2021, the compensation committee approved a fiscal year 2021 executive incentive plan with quantitative objectives that were based solely on achieving certain revenue targets and non-U.S. GAAP operating margin targets for fiscal year 2021. In August 2021, the compensation committee awarded bonuses to our executive employees for Company achievements of performance under our fiscal year 2021 executive incentive plan. Discretionary merit-based bonus awards are also available to our non-executive employees and payable on a quarterly basis.
Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $4.4 million, $4.2 million and $4.1 million for fiscal years 2022, 2021 and 2020, respectively.
Share-based compensation expense included in SG&A expenses was $22.1 million, $19.3 million and $16.1 million for fiscal years 2022, 2021 and 2020, respectively.
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

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of June 24, 2022			As of June 25, 2021
(amount in thousands, except percentages)	Foreign Currency	$	%	Foreign Currency	$	%
Assets
Thai baht	753,924	$21,213	64.0	1,472,249	$46,312	67.5
RMB	34,382	5,132	15.5	98,056	15,145	22.1
GBP	5,544	6,801	20.5	5,111	7,119	10.4
Total		$33,146	100.0		$68,576	100.0
Liabilities
Thai baht	2,393,112	$67,336	84.8	2,250,514	$70,793	87.7
RMB	61,191	9,133	11.5	40,112	6,195	7.7
GBP	2,379	2,918	3.7	2,656	3,699	4.6
Total		$79,387	100.0		$80,687	100.0
The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 24, 2022, there was $135.0 million in foreign currency forward contracts outstanding on the Thai baht payables. As of June 25, 2021, there was $130.0 million in foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of June 24, 2022 and June 25, 2021, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash and trade accounts receivable. The GBP liabilities represent trade accounts payable and other payables. As of June 24, 2022 and June 25, 2021, we did not have any derivative contracts denominated in GBP.
For fiscal years 2022 and 2021, we recorded an unrealized loss of $0.8 million and $1.5 million, respectively, related to derivatives that are not designated as hedging instruments in the consolidated statements of operations and comprehensive income.
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

Our critical accounting policies and the adoption of new accounting policies are disclosed in Note 2 – Summary of significant accounting policies. There were no changes to our accounting policies other than the adoption of ASU 740, “Income taxes (Topic 740).”
Revenue Recognition
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
A performance obligation is a contractual promise to transfer a distinct good or service to the customer. In contracts with multiple performance obligations, we identify each performance obligation and evaluate whether such obligation is distinct within the context of the contract at contract inception. The majority of our contracts have a single performance obligation, as the promise to transfer the individual goods or services is not separately identifiable from other promises under the contracts and, therefore, is not distinct.
Management uses judgment to identify performance obligations within a contract and to determine whether multiple promised goods or services in a contract should be accounted for separately or as a group. Judgment is also used in interpreting commercial terms and determining when transfer of control occurs. Moreover, judgment is used to estimate the contract’s transaction price and allocate it to each performance obligation. Any material changes in the identification of performance obligations, determination and allocation of the transaction price to performance obligations, and determination of when transfer of control occurs to the customer, could impact the timing and amount of revenue recognition, which could have a material effect on our financial condition and results of operations.
Long-Lived Assets
We review property, plant and equipment for impairment on a quarterly basis or when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or assets group exceeds its fair value. Recoverability of property and equipment is measured by comparing carrying amount to the projected undiscounted cash flows the property and equipment are expected to generate. If such assets are considered to be impaired, the impairment loss recognized, if any, is the amount by which the carrying amount of the property and equipment exceeds its fair value. The estimate of projected cash flows involves numerous assumptions which require significant judgment by us, including, but not limited to, future use of the assets for our operations versus sale or disposal of the assets, future selling prices for our products, and future production and sales volumes. In addition, significant judgment is required in determining the groups of assets for which impairment tests are separately performed.
Allowance for Doubtful Accounts
We perform ongoing credit evaluations of our customers’ financial condition and make provisions for doubtful accounts based on the outcomes of these credit evaluations. We evaluate the collectability of our accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections, and the age of past due receivables. Changes in circumstances, such as an unexpected material adverse change in a major customer’s ability to meet its financial obligation to us or its payment trends, may require us to further adjust estimates of the recoverability of amounts due to us, which could have a material adverse effect on our business, financial condition and results of operations.
Inventory Valuation
Our inventory is stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments, and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand on a quarterly basis and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or the financial positions of our customers or changes in economic conditions may require additional provisions for inventory due to our customers’ inability to fulfill their contractual obligations. As the market conditions or our customers’ product demands are inherently difficult to predict, the actual volumes may vary significantly from projected volumes. Differences in forecasted volume used in calculating excess and obsolete inventory can result in a material adverse effect on our business, financial condition and results of operations. During fiscal year 2022 and fiscal year 2021, a change of 10% for excess and obsolete materials, based on product demand and production requirements from our customers, would have affected our net income by approximately $0.7 million and $0.1 million, respectively.
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
During fiscal year 2020, one of our subsidiaries in the U.S. generated net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future; therefore, management believed it was more likely than not that all of the deferred tax assets of such subsidiary would not be utilized. Thus, a full valuation allowance of $2.1 million for the deferred tax assets was set up as of the end of fiscal year 2020.
During fiscal year 2021, our subsidiaries in the U.S. generated taxable income sufficient for the utilization of loss carryforwards due to better operating performance and effective control of operating expenses and management determined that it was more likely than not that future taxable income would be sufficient to allow utilization of the deferred tax assets. Thus, a full valuation allowance of $2.1 million for the deferred tax assets was released as of June 25, 2021 and no valuation allowances for deferred tax assets of our subsidiaries in the U.S. have been set up as of June 24, 2022.
During fiscal year 2020, our subsidiary in the U.K. also generated net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future. Therefore, management believed it was more likely than not that all of the deferred tax assets of such subsidiary would not be utilized. Thus, a full valuation allowance of $1.6 million for the deferred tax assets was set up as of the end of fiscal year 2020. A full valuation allowance of $2.1 million and $4.9 million were set up for the fiscal year ended June 25, 2021 and June 24, 2022, respectively.
Results of Operations
The following table sets forth a summary of our consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	Years Ended
(amount in thousands)	June 24, 2022	June 25, 2021	June 26, 2020
Revenues	$2,262,224	$1,879,350	$1,641,836
Cost of revenues	(1,983,630)	(1,657,987)	(1,455,731)
Gross profit	278,594	221,363	186,105
Selling, general and administrative expenses	(73,941)	(70,567)	(68,374)
Expenses related to reduction in workforce	(135)	(43)	(329)
Operating income	204,518	150,753	117,402
Interest income	2,205	3,783	7,592
Interest expense	(432)	(1,100)	(3,044)
Foreign exchange gain (loss), net	2,302	508	(3,797)
Other income (expense), net	(1,627)	(3,460)	1,089
Income before income taxes	206,966	150,484	119,242
Income tax expense	(6,586)	(2,143)	(5,763)
Net income	200,380	148,341	113,479
Other comprehensive income (loss), net of tax	(6,527)	(5,119)	1,239
Net comprehensive income	$193,853	$143,222	$114,718

The following table sets forth a summary of our consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Years Ended
	June 24, 2022	June 25, 2021	June 26, 2020
Revenues	100.0%	100.0%	100.0%
Cost of revenues	(87.7)	(88.2)	(88.7)
Gross profit	12.3	11.8	11.3
Selling, general and administrative expenses	(3.3)	(3.8)	(4.2)
Expenses related to reduction in workforce	0.0	0.0	0.0
Operating income	9.0	8.0	7.1
Interest income	0.1	0.2	0.5
Interest expense	0.0	0.0	(0.2)
Foreign exchange gain (loss), net	0.1	0.0	(0.2)
Other income (expense), net	(0.1)	(0.2)	0.1
Income before income taxes	9.1	8.0	7.3
Income tax expense	(0.3)	(0.1)	(0.4)
Net income	8.8	7.9	6.9
Other comprehensive income (loss), net of tax	(0.3)	(0.3)	0.1
Net comprehensive income	8.5%	7.6%	7.0%

The following table sets forth our revenues by end market for the periods indicated.

	Years Ended
(amount in thousands)	June 24, 2022	June 25, 2021	June 26, 2020
Optical communications	$1,782,799	$1,441,338	$1,248,174
Lasers, sensors, and other	479,425	438,012	393,662
Total	$2,262,224	$1,879,350	$1,641,836
We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.
Comparison of Fiscal Year 2022 with Fiscal Year 2021
Revenues. Our revenues increased by $382.8 million, or 20.4%, to $2,262.2 million for fiscal year 2022, compared with $1,879.4 million for fiscal year 2021. This increase was primarily due to an increase in customers’ demand for optical communications manufacturing services, particularly telecom manufacturing services, for fiscal year 2022. Revenues from optical communications products represented 78.8% of our revenues for fiscal year 2022, compared with 76.7% for fiscal year 2021.
Cost of revenues. Our cost of revenues increased by $325.6 million, or 19.6%, to $1,983.6 million, or 87.7% of revenues, for fiscal year 2022, compared with $1,658.0 million, or 88.2% of revenues, for fiscal year 2021. The increase in cost of revenues was primarily due to a proportional increase in sales volume.
Gross profit. Our gross profit increased by $57.2 million, or 25.8%, to $278.6 million, or 12.3% of revenues, for fiscal year 2022, compared with $221.4 million, or 11.8% of revenues, for fiscal year 2021. The increase was primarily due to sales volume, product mix and foreign exchange gain.
SG&A expenses. Our SG&A expenses increased by $3.3 million, or 4.7%, to $73.9 million, or 3.3% of revenues, for fiscal year 2022, compared with $70.6 million, or 3.8% of revenues, for fiscal year 2021. Our SG&A expenses increased during fiscal year 2022, compared with fiscal year 2021, mainly due to (1) an increase in share-based compensation expenses of $2.8 million from an increase in awards of performance share units and restricted share units; (2) a net increase in allowance for doubtful accounts of $1.6 million primarily due to a specific provision set up for one customer in fiscal year 2022; and (3) an increase in executive bonuses of $0.6 million; offset by actuarial gain on obligation of $1.5 million in fiscal year 2022.
Operating income. Our operating income increased by $53.7 million to $204.5 million, or 9.0% of revenues, for fiscal year 2022, compared with $150.8 million, or 8.0% of revenues, for fiscal year 2021.
Interest income. Our interest income decreased by $1.6 million to $2.2 million for fiscal year 2022, compared with $3.8 million for fiscal year 2021. The decrease was primarily due to a lower weighted average interest rate in fiscal year 2022 compared with fiscal year 2021.
Interest expense. Our interest expense decreased by $0.7 million to $0.4 million for fiscal year 2022, compared with $1.1 million for fiscal year 2021. The decrease was primarily due to (1) interest expense capitalized to a new manufacturing building at our Chonburi campus of $0.9 million in fiscal year 2022, and (2) lower loan interest expense of $0.2 million in fiscal year 2022; offset by lower amortization of the fair value of interest rate swaps of $0.4 million in fiscal year 2022.
Foreign exchange gain (loss), net. We recorded foreign exchange gain, net of $2.3 million for fiscal year 2022, compared with foreign exchange gain, net of $0.5 million for fiscal year 2021. The increase in foreign exchange gain was mainly due to (1) realized foreign exchange gain from payment/receipt of $1.1 million for fiscal year 2022, as compared to realized foreign exchange loss from payment/receipt of 1.0 million for fiscal year 2021, (2) higher unrealized foreign exchange gain from revaluation of outstanding Thai baht assets and liabilities of $1.6 million, and (3) lower unrealized foreign exchange loss from mark-to-market of forward contracts of $0.7 million, offset by (1) realized foreign exchange loss from subsidiaries in the PRC and the U.K., totaling $1.2 million for fiscal year 2022, as compared to realized foreign exchange gain from subsidiaries in the PRC and the U.K., totaling $1.3 million for fiscal year 2021, and (2) lower unrealized foreign exchange gain from revaluation of other currencies of $0.1 million.
Income before income taxes. We recorded income before income taxes of $207.0 million for fiscal year 2022, compared with $150.5 million for fiscal year 2021.
Income tax expense. Our provision for income tax reflects an effective tax rate of 3.2% and 1.4% for fiscal year 2022 and fiscal year 2021, respectively. The increase was primarily due to higher income subject to tax as well as more income subjected to tax in jurisdictions with a higher tax rate in fiscal year 2022, as compared to fiscal year 2021.
Net income. We recorded net income of $200.4 million, or 8.8% of revenues, for fiscal year 2022, compared with net income of $148.3 million, or 7.9% of revenues, for fiscal year 2021.
Other comprehensive income (loss). We recorded other comprehensive loss of $6.5 million, or 0.3% of revenues, for fiscal year 2022, compared with other comprehensive loss of $5.1 million, or 0.3% of revenues, for fiscal year 2021. The increase in other comprehensive loss was mainly due to (1) higher unrealized loss from mark-to-market of available-for-sale debt securities of $5.1 million, and (2) unrealized loss from foreign currency translation adjustment of $0.2 million for fiscal year 2022, as compared to unrealized gain from foreign currency translation adjustment of $0.6 million for fiscal year 2021; offset by lower unrealized loss from mark-to-market of forward contracts and interest rate swap agreement of $4.5 million.
Comparison of Fiscal Year 2021 with Fiscal Year 2020
Revenues. Our revenues increased by $237.5 million, or 14.5%, to $1,879.4 million for fiscal year 2021, compared with $1,641.8 million for fiscal year 2020. This increase was primarily due to an increase in customers’ demand for optical communications manufacturing services, particularly telecom manufacturing services, for fiscal year 2021. Revenues from optical communications products represented 76.7% of our revenues for fiscal year 2021, compared with 76.0% for fiscal year 2020.
Cost of revenues. Our cost of revenues increased by $202.3 million, or 13.9%, to $1,658.0 million, or 88.2% of revenues, for fiscal year 2021, compared with $1,455.7 million, or 88.7% of revenues, for fiscal year 2020. The increase in cost of revenues was primarily due to a proportional increase in sales volume.
Gross profit. Our gross profit increased by $35.3 million, or 18.9%, to $221.4 million, or 11.8% of revenues, for fiscal year 2021, compared with $186.1 million, or 11.3% of revenues, for fiscal year 2020.

SG&A expenses. Our SG&A expenses increased by $2.2 million, or 3.2%, to $70.6 million, or 3.8% of revenues, for fiscal year 2021, compared with $68.4 million, or 4.2% of revenues, for fiscal year 2020. Our SG&A expenses increased during fiscal year 2021, compared with fiscal year 2020, mainly due to (1) an increase in share-based compensation expenses of $3.2 million from an increase in awards of performance share units and restricted share units; (2) an increase in new business start-up costs related to our subsidiary in Israel of $1.4 million; and (3) an increase in severance liabilities expense of $0.9 million related to a senior management retirement; offset by a goodwill impairment loss related to our subsidiary in the U.K. of $3.5 million in fiscal year 2020.
Operating income. Our operating income increased by $33.4 million to $150.8 million, or 8.0% of revenues, for fiscal year 2021, compared with $117.4 million, or 7.1% of revenues, for fiscal year 2020.
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
Foreign exchange gain (loss), net. We recorded foreign exchange gain, net of $0.5 million for fiscal year 2021, compared with foreign exchange loss, net of $3.8 million for fiscal year 2020. The increase in foreign exchange gain was mainly due to an unrealized foreign exchange gain from revaluation of outstanding Thai baht assets and liabilities of $2.0 million, foreign exchange gain from subsidiaries in the PRC and the U.K., totaling $1.7 million, and realized foreign exchange gain from payment/receipt of $0.5 million in fiscal year 2021, as compared to an unrealized foreign exchange loss from mark-to-market of forward contracts of $1.2 million and realized foreign exchange loss from payment/receipt of $1.6 million in fiscal year 2020.
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
Other comprehensive income (loss). We recorded other comprehensive loss of $5.1 million, or 0.3% of revenues, for fiscal year 2021, compared with other comprehensive income of $1.2 million, or 0.1% of revenues, for fiscal year 2020. The decrease in other comprehensive income was mainly due to (1) unrealized loss from mark-to-market of forward contracts and interest rate swap agreement of $5.1 million for fiscal year 2021, as compared to unrealized gain from mark-to-market of forward contracts and interest rate swap agreement of $0.6 million for fiscal year 2020, and (2) unrealized loss from mark-to-market of available-for-sale debt securities of $1.2 million for fiscal year 2021, as compared to unrealized gain from mark-to-market of available-for-sale debt securities of $0.5 million for fiscal year 2020.
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operating activities. As of June 24, 2022 and June 25, 2021, we had cash, cash equivalents, and short-term investments of $478.2 million and $547.9 million, respectively, and outstanding debt of $27.4 million and $39.5 million, respectively.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents for fiscal year 2022, fiscal year 2021 and fiscal year 2020 was 0.5%, 0.7% and 1.8%, respectively.

Our cash investments are made in accordance with an investment policy approved by the audit committee of our board of directors. In general, our investment policy requires that securities purchased be rated A1, P-1, F1 or better. No security may have an effective maturity that exceeds three years. Our investments in fixed income securities are primarily classified as available-for-sale and held-to-maturity. Investments in debt securities that we have the positive intent and ability to hold to maturity are carried at amortized cost and classified as held-to-maturity. Investments in debt securities that are not classified as held-to-maturity are carried at fair value and classified as available-for-sale with any unrealized gains and losses included in AOCI in the consolidated balance sheets. We determine realized gains or losses on sale of available-for-sale debt securities on a specific identification method and record such gains or losses as interest income in the consolidated statements of operations and comprehensive income.
As of June 24, 2022 and June 25, 2021, we had long-term borrowing under our credit facility agreement of $27.4 million and $39.5 million, respectively (See Note 13 of the Notes to Consolidated Financial Statements for further details). We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $280.2 million as of June 24, 2022.
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
The following table shows our cash flows for the periods indicated:

	Years Ended
(amount in thousands)	June 24, 2022	June 25, 2021	June 26, 2020
Net cash provided by operating activities	$124,246	$122,157	$150,660
Net cash used in investing activities	$(135,543)	$(8,934)	$(71,248)
Net cash used in financing activities	$(92,934)	$(42,754)	$(35,305)
Net increase in cash, cash equivalents and restricted cash	$(104,231)	$70,469	$44,107
Cash, cash equivalents and restricted cash, beginning of period	$303,123	$232,832	$188,241
Cash, cash equivalents and restricted cash, end of period	$198,365	$303,123	$232,832
Operating Activities
Net cash provided by operating activities of $124.2 million for fiscal year 2022 was primarily due to (1) net income of $200.4 million, (2) an increase in trade accounts payable of $93.5 million, (3) depreciation and amortization of $38.7 million, (4) share-based compensation of $28.0 million, and (5) increase in other current and non-current liabilities of $7.8 million, offset by (1) an increase in inventories of $135.0 million to support new business, (2) an increase in trade accounts receivable of $104.0 million due to higher sales and timing of collection, and (3) increase in other current and non-current assets of $6.4 million.
Net cash provided by operating activities of $122.2 million for fiscal year 2021 was primarily due to (1) net income of $148.3 million, (2) an increase in trade accounts payable of $96.3 million, (3) depreciation and amortization of $36.3 million, and (4) share-based compensation of $25.5 million, offset by (1) an increase in inventories of $112.3 million to support new business, (2) an increase in trade accounts receivable of $63.8 million due to higher sales and timing of collection, and (3) increase in other current and non-current assets of $10.8 million.
Investing Activities
Net cash used in investing activities of $135.5 million for fiscal year 2022 was primarily due to (1) purchase of property, plant and equipment of $89.6 million, mainly related to investment in a new manufacturing building at our Chonburi campus, including acquisition of land and equipment and (2) net purchase from sales and maturities of short-term investments of $45.2 million.
Net cash used in investing activities of $8.9 million for fiscal year 2021 was primarily due to (1) purchase of property, plant and equipment of $46.1 million, and (2) purchase of intangibles assets of $2.0 million; offset by (1) funds repayment from a customer of $24.3 million, and (2) net proceeds from sales and maturities of short-term investments of $14.6 million.

Financing Activities
Net cash used in financing activities of $92.9 million for fiscal year 2022 was primarily due to (1) repurchase of ordinary shares of $59.9 million, (2) cash paid for withholding tax related to net share settlement of restricted share units of $20.8 million, and (3) repayment of loans to banks of $12.2 million.
Net cash used in financing activities of $42.8 million for fiscal year 2021 was primarily due to (1) repurchase of ordinary shares of $18.8 million, (2) repayment of loans to banks of $12.2 million, and (3) cash paid for withholding tax related to net share settlement of restricted share units of $11.6 million.
Material Cash Requirements for Contractual Obligations
As of June 24, 2022, we had material cash requirements of $32.3 million including scheduled payments within one year of $15.3 million and after one year of $17.0 million. These material cash requirements consisted of the following contractual and other obligations.
Term Loan and Interest Expenses
As of June 24, 2022, there was $27.4 million outstanding under the term loan that will mature on June 30, 2024 (see Note 13), which consists of scheduled debt payments within one year of $12.2 million and after one year of $15.2 million. The interest expenses that arise from the term loan have a scheduled debt payment within one year of $0.7 million and after one year of $0.3 million.
Operating Lease
As of June 24, 2022, we have certain operating lease arrangements under which the lease payments are calculated using the straight-line method. Our rental expenses under these leases which will be paid within one year is $2.4 million and after one year is $1.5 million.
Capital Expenditures
The following table sets forth our capital expenditures, which include amounts for which payments have been accrued, for the periods indicated.

	Years Ended
(amount in thousands)	June 24, 2022	June 25, 2021	June 26, 2020
Capital expenditures	$80,462	$52,054	$51,317
During fiscal year 2022 and fiscal year 2021, we invested in a new manufacturing building at our Chonburi campus and continued to purchase equipment to support the expansion of our manufacturing facilities in Thailand, the PRC and Israel. During fiscal year 2020, we purchased equipment to support the expansion of our manufacturing facilities in Thailand. We expect our capital expenditures for fiscal year 2023 to decrease compared to fiscal year 2022 mainly due to completion of the aforementioned new manufacturing facilities.
Recent Accounting Pronouncements
See Note 2 of the Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $478.2 million, $547.9 million and $488.1 million, as of June 24, 2022, June 25, 2021 and June 26, 2020, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during fiscal year 2022, fiscal year 2021 and fiscal year 2020, our interest income would have decreased by approximately $0.4 million, $0.5 million and $0.4 million, respectively, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (“LIBOR”), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during fiscal year 2022, fiscal year 2021 and fiscal year 2020, our interest expense would have increased by approximately $0.3 million, $0.4 million and $0.1 million, respectively, assuming consistent borrowing levels.
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to twelve months in duration, leaving us exposed to longer term changes in exchange rates. We designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. From December 28, 2019, any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income in the consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded unrealized loss of $0.8 million and $1.5 million for the year ended June 24, 2022 and June 25, 2021, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $5.3 million and $1.4 million as of June 24, 2022 and June 25, 2021, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of June 24, 2022, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of June 24, 2022 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale and held-to-maturity securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements of Fabrinet

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Fabrinet
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fabrinet and its subsidiaries (the “Company”) as of June 24, 2022 and June 25, 2021, and the related consolidated statements of operations and comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows for each of the three years in the period ended June 24, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 24, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 24, 2022 and June 25, 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 24, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 24, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Note 2 to the consolidated financial statements, management applies five-step in their determination of revenue to be recognized and the control of the product is typically transferred to the customer depending on the terms of the contract. The management applies judgment in identifying and evaluating any terms and conditions when the Company has an enforceable right to payment. For the fiscal year ended June 24, 2022, the Company’s revenue was $2,262.2 million.
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
Addressing the matter involved performing procedures and evaluating audit evidence connected with forming our overall opinion on the consolidated financial statements. These procedures involved testing the effectiveness of internal controls relating to the revenue recognition process, including controls related to the identification and evaluation of terms and conditions in contracts and the determination of the appropriate amount and timing of revenue recognition based on the contractual terms. These procedures also included, among others: (i) assessed the terms in the customer contract and evaluated the appropriateness of management’s application of their accounting policies and determination of revenue recognition; (ii) tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements; and; (iii) selected samples of sales transaction from the period within a defined period before and after the Company’s fiscal year ended and obtained the invoices, purchase orders and proof of delivery, to evaluate whether revenue was recognized in the appropriate fiscal year.

/s/ PricewaterhouseCoopers ABAS Ltd.
Bangkok, Thailand
August 16, 2022
We have served as the Company’s auditor since 1999.

FABRINET
CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data and par value)	June 24, 2022	June 25, 2021
Assets
Current assets
Cash and cash equivalents	$197,996	$302,969
Short-term restricted cash	220	—
Short-term investments	280,157	244,963
Trade accounts receivable, net of allowance for doubtful accounts of $1,271 and $100, respectively	439,330	336,547
Contract assets	13,464	11,878
Inventories	557,145	422,133
Prepaid expenses	11,626	11,398
Other current assets	25,233	22,619
Total current assets	1,525,171	1,352,507
Non-current assets
Long-term restricted cash	149	154
Property, plant and equipment, net	292,277	241,129
Intangibles, net	3,508	4,371
Operating right-of-use assets	4,084	6,699
Deferred tax assets	9,800	9,428
Other non-current assets	652	1,834
Total non-current assets	310,470	263,615
Total Assets	$1,835,641	$1,616,122
Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$12,156	$12,156
Trade accounts payable	439,684	346,555
Fixed assets payable	9,085	19,206
Contract liabilities	1,982	1,680
Capital lease liability, current portion	10	—
Operating lease liabilities, current portion	2,319	2,593
Income tax payable	2,898	3,612
Accrued payroll, bonus and related expenses	20,374	20,464
Accrued expenses	24,758	17,134
Other payables	25,221	20,958
Total current liabilities	538,487	444,358
Non-current liabilities
Long-term borrowings, non-current portion, net	15,202	27,358
Deferred tax liability	6,001	5,107
Capital lease liability, non-current portion	75	—
Operating lease liabilities, non-current portion	1,476	3,850
Severance liabilities	18,384	19,485
Other non-current liabilities	2,334	3,444
Total non-current liabilities	43,472	59,244
Total Liabilities	581,959	503,602
Commitments and contingencies (Note 19)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of June 24, 2022 and June 25, 2021)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,048,700 shares and 38,749,045 shares issued as of June 24, 2022 and June 25, 2021, respectively; and 36,436,683 shares and 36,765,456 shares outstanding as of June 24, 2022 and June 25, 2021, respectively)	390	388
Additional paid-in capital	196,667	189,445
Less: Treasury shares (2,612,017 shares and 1,983,589 shares as of June 24, 2022 and June 25, 2021, respectively)	(147,258)	(87,343)
Accumulated other comprehensive loss	(12,793)	(6,266)
Retained earnings	1,216,676	1,016,296
Total Shareholders’ Equity	1,253,682	1,112,520
Total Liabilities and Shareholders’ Equity	$1,835,641	$1,616,122
The accompanying notes are an integral part of these consolidated financial statements.

FABRINET
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended
(in thousands of U.S. dollars, except per share data)	June 24, 2022	June 25, 2021	June 26, 2020
Revenues	$2,262,224	$1,879,350	$1,641,836
Cost of revenues	(1,983,630)	(1,657,987)	(1,455,731)
Gross profit	278,594	221,363	186,105
Selling, general and administrative expenses	(73,941)	(70,567)	(68,374)
Expenses related to reduction in workforce	(135)	(43)	(329)
Operating income	204,518	150,753	117,402
Interest income	2,205	3,783	7,592
Interest expense	(432)	(1,100)	(3,044)
Foreign exchange gain (loss), net	2,302	508	(3,797)
Other income (expense), net	(1,627)	(3,460)	1,089
Income before income taxes	206,966	150,484	119,242
Income tax expense	(6,586)	(2,143)	(5,763)
Net income	200,380	148,341	113,479
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	(6,326)	(1,182)	538
Change in net unrealized gain (loss) on derivative instruments	(578)	(5,106)	570
Change in retirement benefit plan – prior service cost	622	584	528
Change in foreign currency translation adjustment	(245)	585	(397)
Total other comprehensive income (loss), net of tax	(6,527)	(5,119)	1,239
Net comprehensive income	$193,853	$143,222	$114,718
Earnings per share
Basic	5.43	4.02	3.07
Diluted	5.36	3.95	3.01
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	36,876	36,872	36,908
Diluted	37,394	37,555	37,665
The accompanying notes are an integral part of these consolidated financial statements.

FABRINET
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balances at June 28, 2019	38,230,753	382	158,299	(47,779)	(2,386)	754,583	863,099
Net income	—	—	—	—	—	113,479	113,479
Other comprehensive income	—	—	—	—	1,239	—	1,239
Share-based compensation	—	—	22,203	—	—	—	22,203
Issuance of ordinary shares	241,214	3	(3)	—	—	—	—
Repurchase of 355,000 shares held as treasury shares	—	—	—	(20,722)	—	—	(20,722)
Tax withholdings related to net share settlement of restricted share units	—	—	(4,889)	—	—	—	(4,889)
Balances at June 26, 2020	38,471,967	385	175,610	(68,501)	(1,147)	868,062	974,409
Net income	—	—	—	—	—	148,341	148,341
Other comprehensive income (loss)	—	—	—	—	(5,119)	—	(5,119)
Cumulative effect adjustment from adoption of ASC 326	—	—	—	—	—	(107)	(107)
Share-based compensation	—	—	25,462	—	—	—	25,462
Issuance of ordinary shares	277,078	3	(3)	—	—	—	—
Repurchase of 239,486 shares held as treasury shares	—	—	—	(18,842)	—	—	(18,842)
Tax withholdings related to net share settlement of restricted share units	—	—	(11,624)	—	—	—	(11,624)
Balances at June 25, 2021	38,749,045	388	189,445	(87,343)	(6,266)	1,016,296	1,112,520
Net income	—	—	—	—	—	200,380	200,380
Other comprehensive income (loss)	—	—	—	—	(6,527)	—	(6,527)
Share-based compensation	—	—	28,048	—	—	—	28,048
Issuance of ordinary shares	299,655	2	(2)	—	—	—	—
Repurchase of 628,428 shares held as treasury shares	—	—	—	(59,915)	—	—	(59,915)
Tax withholdings related to net share settlement of restricted share units	—	—	(20,824)	—	—	—	(20,824)
Balances at June 24, 2022	39,048,700	390	196,667	(147,258)	(12,793)	1,216,676	1,253,682

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands of U. S. dollars)	June 24, 2022	June 25, 2021	June 26, 2020
Cash flows from operating activities
Net income	$200,380	$148,341	$113,479
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	38,738	36,252	30,875
(Gain) loss on disposal and impairment of property, plant and equipment	(101)	13	329
Loss on impairment of goodwill	—	—	3,514
(Gain) loss from sales and maturities of available-for-sale securities	13	(187)	(96)
Amortization of discount (premium) of short-term investment	3,691	2,093	(508)
Amortization of deferred debt issuance costs	32	32	26
Allowance for doubtful accounts (reversal)	1,171	(343)	240
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	(2,832)	(859)	1,963
Unrealized loss on fair value of interest rate swaps	—	—	1,672
Amortization of fair value at hedge inception of interest rate swaps	(937)	(1,299)	(1,220)
Share-based compensation	28,048	25,462	22,203
Deferred income tax	(191)	(3,473)	1,262
Other non-cash expenses	1,390	(450)	(619)
Changes in operating assets and liabilities
Trade accounts receivable	(103,970)	(63,810)	(12,260)
Contract assets	(1,586)	1,378	(809)
Inventories	(135,011)	(112,349)	(16,174)
Other current assets and non-current assets	(6,425)	(10,753)	(775)
Trade accounts payable	93,499	96,312	(5,990)
Contract liabilities	302	124	(683)
Income tax payable	(761)	1,353	442
Severance liabilities	1,033	3,181	2,802
Other current liabilities and non-current liabilities	7,763	1,139	10,987
Net cash provided by operating activities	124,246	122,157	150,660
Cash flows from investing activities
Purchase of short-term investments	(198,318)	(244,330)	(196,373)
Proceeds from sales of short-term investments	19,463	79,439	48,808
Proceeds from maturities of short-term investments	133,632	179,532	142,508
Funds repayment from (provided to) customer to support transfer of manufacturing operations	—	24,310	(24,310)
Purchase of property, plant and equipment	(89,588)	(46,060)	(42,327)
Purchase of intangibles	(995)	(1,915)	(1,180)
Proceeds from disposal of property, plant and equipment	263	90	1,626
Net cash used in investing activities	(135,543)	(8,934)	(71,248)
Cash flows from financing activities
Payment of debt issuance costs	—	—	(153)
Proceeds from long-term borrowings	—	—	60,938
Repayment of long-term borrowings	(12,188)	(12,188)	(70,079)
Repayment of finance lease liabilities	(7)	(100)	(400)

FABRINET
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended
(in thousands of U. S. dollars)	June 24, 2022	June 25, 2021	June 26, 2020
Repurchase of ordinary shares	(59,915)	(18,842)	(20,722)
Withholding tax related to net share settlement of restricted share units	(20,824)	(11,624)	(4,889)
Net cash used in financing activities	(92,934)	(42,754)	(35,305)
Net increase in cash, cash equivalents and restricted cash	$(104,231)	$70,469	$44,107
Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at beginning of period	$303,123	$232,832	$188,241
Increase in cash, cash equivalents and restricted cash	(104,231)	70,469	44,107
Effect of exchange rate on cash, cash equivalents and restricted cash	(527)	(178)	484
Cash, cash equivalents and restricted cash at end of period	$198,365	$303,123	$232,832
Supplemental disclosures
Cash paid for
Interest	$2,244	$2,438	$1,688
Taxes	$9,296	$7,945	$8,466
Cash received for interest	$1,603	$4,445	$9,676
Non-cash investing and financing activities
Construction, software and equipment related payables	$9,085	$19,206	$15,127
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sums to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
(amount in thousands)	June 24, 2022	June 25, 2021	June 26, 2020
Cash and cash equivalents	$197,996	$302,969	$225,430
Restricted cash	369	154	7,402
Cash, cash equivalents and restricted cash	$198,365	$303,123	$232,832
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
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. Fiscal years 2022, 2021, and 2020 ended on June 24, 2022, June 25, 2021, and June 26, 2020, respectively, and each were 52-week years. Fiscal year 2023 will end on June 30, 2023 and be a 53-week year. The additional week in a 53-week year is added to the first quarter, making such quarter consist of 14 weeks.
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
Held-to-maturity debt securities require the use of the current expected credit losses (“CECL”) impairment model to assess the expected credit loss. According to the CECL model, the Company requires the immediate recognition of estimated expected credit losses over the life of the financial instrument through the allowance for credit losses account. The allowance for credit losses is a valuation account that is deducted from, or added to, the amortized cost basis of the financial asset to present the net amount expected to be collected on the financial asset. In determining expected credit losses, the Company considers relevant qualitative factors including, but not limited to, term and structure of the instrument, credit rating by rating agencies and historic credit losses adjusted for current conditions and reasonable and supportable forecasts.
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

Land improvements	10 years
Building and building improvements	5-30 years
Leasehold improvements	Shorter of useful life or lease term
Manufacturing equipment	3-7 years
Office equipment	3-5 years
Motor vehicles	3-5 years
Computer hardware	3-5 years
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

Service revenues of $140.4 million, $108.5 million and $90.5 million were recognized in the consolidated statements of operations and comprehensive income for the years ended June 24, 2022, June 25, 2021 and June 26, 2020, respectively.
Contract Costs
The incremental costs of obtaining a contract with a customer are recognized as an asset (not expensed as incurred) if such costs are expected to be recovered. Incremental costs of obtaining a contract are costs that the Company would not have incurred if the contract had not been obtained (e.g., sales commissions or similar incentive payments linked directly to new or modified customer contracts). Costs that would have been incurred regardless of whether a customer contract was obtained (e.g., costs of pursuing the contract, legal advice, etc.) are expensed as incurred, unless such costs are explicitly chargeable to the customer. During the years ended June 24, 2022 and June 25, 2021, the Company did not have any incremental costs of obtaining a contract.
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
Warranty cost allowances were recognized in the consolidated statements of operations and comprehensive income for the years ended June 24, 2022, June 25, 2021 and June 26, 2020 with de minimis amount.
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
New Accounting Pronouncements—adopted by the Company
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this standard in the first quarter of fiscal year 2022 with no material impact on the Company's consolidated financial statements.
New Accounting Pronouncements—not yet adopted by the Company
In November 2021, FASB issued ASU 2021-10, “Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance,” which requires annual disclosures that increase the transparency of transactions involving government assistance, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for all entities within the ASU's scope for financial statements issued for annual periods beginning after December 15, 2021. This ASU will be effective for the Company in the first quarter of fiscal year 2023. Early adoption is permitted. The Company assessed the preliminary impact from the adoption of this update and expected no material impact on the Company's consolidated financial statements.

3.    Revenues from contracts with customers
Contract Assets and Liabilities
A contract asset is recognized when the Company has recognized revenues prior to an invoice for payment. Contract assets are classified separately on the consolidated balance sheets and transferred to accounts receivable when rights to payment become unconditional. No impairment for contract assets was recorded for the years ended June 24, 2022 and June 25, 2021.
A contract liability is recognized when the Company has advance payment arrangements with customers. The contract liabilities balance is normally recognized as revenue within six months.
The following tables summarize the activity in the Company’s contract assets and contract liabilities during the years ended June 24, 2022 and June 25, 2021:

(amount in thousands)	Contract Assets
Balance as of June 26, 2020	$13,256
Revenue recognized	65,182
Amounts collected or invoiced	(66,560)
Balance as of June 25, 2021	11,878
Revenue recognized	61,086
Amounts collected or invoiced	(59,500)
Balance as of June 24, 2022	$13,464

(amount in thousands)	Contract Liabilities
Balance as of June 26, 2020	$1,556
Advance payment received during the year	18,360
Revenue recognized	(18,236)
Balance as of June 25, 2021	1,680
Advance payment received during the year	5,927
Revenue recognized	(5,625)
Balance as of June 24, 2022	$1,982

Revenue by Geographic Area and End Market
Total revenues are attributed to a particular geographic area based on the bill-to-location of the Company’s customers. The Company operates primarily in three geographic regions: North America; Asia-Pacific and others; and Europe.
The following table presents total revenues by geographic regions:

(amount in thousands, except percentages)	Year ended June 24, 2022	As a % of Total Revenues	Year ended June 25, 2021	As a % of Total Revenues	Year ended June 26, 2020	As a % of Total Revenues
North America	$1,114,504	49.3%	$887,536	47.2%	$830,888	50.6%
Asia-Pacific	838,051	37.0	668,597	35.6	552,923	33.7
Europe	309,669	13.7	323,217	17.2	258,025	15.7
	$2,262,224	100.0%	$1,879,350	100.0%	$1,641,836	100.0%

	Years Ended
(amount in thousands)	June 24, 2022	June 25, 2021	June 26, 2020
North America
U.S.	1,099,244	884,862	829,567
Others (1)	15,260	2,674	1,321
Total revenue in North America	1,114,504	887,536	830,888
Asia-Pacific and others
India	278,117	152,249	91
Malaysia	212,286	157,213	190,574
Israel	101,058	107,584	315
Hong Kong	83,651	87,235	92,655
Japan	60,121	69,779	101,588
China	55,201	51,597	48,192
Thailand	36,489	27,081	98,330
Others	11,128	15,859	21,178
Total revenue in Asia-Pacific and others	838,051	668,597	552,923
Europe
Ireland	133,225	193,103	110,747
U.K.	90,921	60,516	67,589
Germany	40,794	28,163	45,628
Others	44,729	41,435	34,061
Total revenue in Europe	$309,669	$323,217	$258,025
Total revenue	$2,262,224	$1,879,350	$1,641,836
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each year presented is $0.

The following table presents revenues by end market.

(amount in thousands, except percentages)	Year ended June 24, 2022	As a % of Total Revenues	Year ended June 25, 2021	As a % of Total Revenues	Year ended June 26, 2020	As a % of Total Revenues
Optical communications	$1,782,799	78.8%	$1,441,338	76.7%	$1,248,174	76.0%
Lasers, sensors and other	479,425	21.2	438,012	23.3	393,662	24.0
Total	$2,262,224	100.0%	$1,879,350	100.0%	$1,641,836	100.0%

4.    Income taxes

Fabrinet's effective tax rate is a function of the mix of tax rates in the various jurisdictions in which we conduct business. Fabrinet is domiciled in the Cayman Islands. Under the current laws of the Cayman Islands, Fabrinet is not subject to tax in the Cayman Islands on income or capital gains until March 6, 2039. Income of the Company exempted from corporate income tax in the Cayman Islands amounted to $171.0 million, $115.8 million and $101.9 million for the years ended June 24, 2022, June 25, 2021 and June 26, 2020, respectively.
The majority of the Company’s operations and production take place in Thailand. The Company was not subject to tax in Thailand from July 2012 through June 2020 on income generated from the manufacture of products at its Pinehurst campus Building 6, and is not subject to tax in Thailand from July 2018 through June 2026 on income generated from the manufacture of products at its Chonburi campus. After June 2020, 50% of the Company's income generated from products manufactured at its Pinehurst campus Building 6 will be exempted from tax in Thailand through June 2025. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of

Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. Currently, the corporate income tax rate for our Thai subsidiary is 20%.
The corporate income tax rates for our subsidiaries in the PRC, the U.S., the U.K. and Israel are 25%, 21%, 19% and 23%, respectively. At Spring Budget 2021, the UK government announced an increase in the corporation tax main rate from 19% to 25% effective April 1, 2023. Our provision for income taxes is computed using the asset and liability method, under which deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment.
The Company’s income tax expense consisted of the following:

	Years Ended
(amount in thousands)	June 24, 2022	June 25, 2021	June 26, 2020
Current	$6,744	$6,355	$6,274
Deferred	(158)	(4,212)	(511)
Total income tax expense	$6,586	$2,143	$5,763
The reconciliation between the Company’s taxes that would arise by applying the statutory tax rate of the country of the Company’s principal operations, Thailand, to the Company’s effective tax charge is shown below:

	Years Ended
(amount in thousands)	June 24, 2022	June 25, 2021	June 26, 2020
Income before income taxes (1)	$206,966	$150,484	$119,242
Tax expense calculated at a statutory corporate income tax rate of 20%	41,393	30,097	23,848
Effect of income taxes from locations with tax rates different from Thailand	681	198	577
Income not subject to tax (2)	(35,982)	(24,853)	(22,232)
Income tax on unremitted earnings	1,417	1,395	1,221
Effect of foreign exchange rate adjustment	(1,165)	(2,855)	382
Tax rebate from research and development application	(873)	(728)	(1,228)
Provision for uncertain income tax position	668	(403)	(641)
Utilization of loss and tax credits carryforward	(194)	(610)	—
Changes in valuation allowance (3)	—	(2,146)	1,806
Others (4)	641	2,048	2,030
Corporate income tax expense	$6,586	$2,143	$5,763
(1)Income before income taxes was mostly generated from domestic income in the Cayman Islands.
(2)Income not subject to tax relates to income earned in the Cayman and Mauritius Islands and income subject to an investment promotion privilege for Pinehurst Building 6 and the Company’s Chonburi campus. Income not subject to tax per ordinary share on a diluted basis was $0.96, $0.63, and $0.55 for the years ended June 24, 2022, June 25, 2021, and June 26, 2020, respectively.
(3)Changes in valuation allowances were due to adjustments based on management's assessment on the realizability of the related deferred tax assets.
(4)Others includes $1.2 million of deferred tax assets for a UK subsidiary from temporary differences from prior years, and $1.2 million of deferred tax assets due to the change in UK tax rate. These amounts were fully offset with a corresponding valuation allowance.

The Company’s deferred tax assets and deferred tax liabilities, net of valuation allowance, at each balance sheet date are as follows:

	As of
(amount in thousands)	June 24, 2022	June 25, 2021
Deferred tax assets:
Depreciation	$1,579	$1,565
Severance liability	3,345	3,491
Reserves and allowance	1,711	1,751
Net operating loss carryforwards	7,025	3,646
Others	1,074	1,036
Total	14,734	11,489
Less: Valuation allowance	(4,934)	(2,061)
Net deferred tax assets	$9,800	$9,428

Deferred tax liabilities:
Temporary differences from intangibles and changes in the fair value of assets acquired	$(1,816)	$(1,202)
Deferred tax from unremitted earnings	(5,550)	(5,072)
Others	1,365	1,167
Total	(6,001)	(5,107)
Net	$3,799	$4,321

The changes in the valuation allowances of deferred tax assets were as follows:

(amount in thousands)	Valuation allowances of deferred tax assets
Balance as of June 28, 2019	$1,291
Additional	2,437
Balance as of June 26, 2020	3,728
Additional	479
Reduction	(2,146)
Balance as of June 25, 2021	2,061
Additional	2,873
Balance as of June 24, 2022	$4,934
During fiscal year 2020, one of our subsidiaries in the U.S. generated net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future; therefore, management believed it was more likely than not that all of the deferred tax assets of such subsidiary would not be utilized. Thus, a full valuation allowance of $2.1 million for the deferred tax assets was set up as of the end of fiscal year 2020.
During fiscal year 2021, our subsidiaries in the U.S. generated taxable income sufficient for the utilization of loss carryforwards due to better operating performance and effective control of operating expenses and management determined that it was more likely than not that future taxable income would be sufficient to allow utilization of the deferred tax assets. Thus, a full valuation allowance of $2.1 million for the deferred tax assets was released as of June 25, 2021 and no valuation allowances for deferred tax assets of our subsidiaries in the U.S. have been set up as of June 24, 2022.
During fiscal year 2020, our subsidiary in the U.K. also generated net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future. Therefore, management believed it was more likely than not that all of the deferred tax assets of such subsidiary would not be utilized. Thus, a full valuation allowance of $1.6 million for the deferred tax assets was set up as of the end of fiscal year 2020. A full valuation allowance of $2.1 million and $4.9 million were set up for the fiscal year ended June 25, 2021 and June 24, 2022, respectively.

Income tax liabilities have not been established for withholding tax and other taxes that would be payable on the unremitted earnings in Thailand, which are permanently reinvested. Unremitted earnings in Thailand totaled $135.5 million and $126.8 million as of June 24, 2022 and June 25, 2021, respectively. Unrecognized deferred tax liabilities for such unremitted earnings were $11.3 million and $12.2 million as of June 24, 2022 and June 25, 2021, respectively.
Deferred tax liabilities of $1.5 million and $1.3 million have been established for withholding tax on the unremitted earnings in China for the years ended June 24, 2022 and June 25, 2021, respectively, which are included in non-current deferred tax liability in the consolidated balance sheets.
Uncertain income tax positions
Interest and penalties related to uncertain income tax positions are recognized in income tax expense. The Company had approximately $0.1 million of accrued interest and penalties related to uncertain income tax positions on the consolidated balance sheets as of June 24, 2022. The Company recorded interest and penalties of $0.4 million and $0.1 million for the years ended June 25, 2021 and June 26, 2020, respectively, in the consolidated statements of operations and comprehensive income. The amount of interest and penalties reversed in fiscal 2022 provision for income taxes is not material. With regard to the Thailand jurisdiction, tax years 2015 through 2021 remain open to examination by the local authorities.
The following table indicates the changes to the Company’s uncertain income tax positions for the years ended June 24, 2022, June 25, 2021 and June 26, 2020, excluding interest and penalties, were as follows:

	Years Ended
(amount in thousands)	June 24, 2022	June 25, 2021	June 26, 2020
Beginning balance	$807	$970	$1,323
Additions during the year	610	389	157
Release of tax positions of prior years	(25)	(552)	(510)
Ending balance	$1,392	$807	$970

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
Earnings per ordinary share was calculated as follows:

	Years Ended
(amount in thousands except per share amounts)	June 24, 2022	June 25, 2021	June 26, 2020
Net income attributable to shareholders	$200,380	$148,341	$113,479
Weighted-average number of ordinary shares outstanding (thousands of shares)	36,876	36,872	36,908
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units and performance share units (thousands of shares)	518	683	757
Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	37,394	37,555	37,665
Basic earnings per ordinary share	$5.43	$4.02	$3.07
Diluted earnings per ordinary share	$5.36	$3.95	$3.01
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (thousands of shares)(1)	—	53	99
(1)These performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.

6.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments by category is as follows:

			Fair Value
(amount in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of June 24, 2022
Cash	$187,630	$—	$187,630	$—	$—
Cash equivalents	10,367	(1)	10,366	—	—
Liquidity funds	31,477	—	—	—	31,477
Corporate debt securities	234,689	(5,671)	—	229,018	—
U.S. agency and U.S. Treasury securities	20,007	(345)	—	19,662	—
Total	$484,170	$(6,017)	$197,996	$248,680	$31,477
As of June 25, 2021
Cash	$222,664	$—	$222,664	$—	$—
Cash equivalents	80,305	—	80,305	—	—
Liquidity funds	30,000	1,226	—	—	31,226
Certificate of deposits	10,500	—	—	—	10,500
Corporate debt securities	171,626	164	—	171,790	—
U.S. agency and U.S. Treasury securities	31,301	146	—	31,447	—
Total	$546,396	$1,536	$302,969	$203,237	$41,726
The cash equivalents include short-term bank deposits, investments in money market funds, and marketable securities with maturities of three months or less at the date of purchase. The effective interest rate on short term bank deposits was 0.5% and 0.7% per annum for the years ended June 24, 2022 and June 25, 2021, respectively.
As of June 24, 2022, the Company had no investments in certificates of deposit classified as held-to-maturity debt securities. As of June 25, 2021, the Company had $10.5 million of investments in certificate of deposits classified as held-to-maturity debt securities. All investments mature within one year. Held-to-maturity debt securities are recorded at amortized cost, which approximates fair value. No unrecognized gains and losses were recorded during the years ended June 24, 2022 and June 25, 2021.
As of June 24, 2022 and June 25, 2021, 59% and 65%, respectively, of our cash and cash equivalents were held by the Parent Company.
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale securities based on stated effective maturities as of June 24, 2022 and June 25, 2021:

	June 24, 2022		June 25, 2021
(amount in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$101,976	$101,400	$30,000	$31,226
Due between one to five years	184,197	178,757	202,927	203,237
Total	$286,173	$280,157	$232,927	$234,463

The following table summarizes the carrying cost of short-term investments classified as held-to-maturity securities based on stated effective maturities as of June 24, 2022 and June 25, 2021:

(amount in thousands)	As of June 24, 2022	As of June 25, 2021
Due within one year (1)	$—	$10,500
Due between one to five years	—	—
Total	$—	$10,500

(1)Short-term investments classified as held-to-maturity securities as of June 25, 2021 matured in July 2021.

During the year ended June 24, 2022, the Company recognized a realized gain of a de minimis amount from sales of available-for-sale debt securities in interest income in the consolidated statements of operations and comprehensive income. During the year ended June 25, 2021, the Company recognized a realized gain of $0.4 million from sales of available-for-sale debt securities in interest income in the consolidated statements of operations and comprehensive income.

As of June 24, 2022, the Company considered the decline in market value of its available-for-sale debt securities by using the AFS debt security impairment model. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The Company assessed impairment at the individual security level according to the relevant accounting standard by comparing its fair value/market value with its amortized cost. The Company considered factors such as the failure of the issuer of the security to make scheduled interest and principal payments and any changes to the credit rating of the security by a rating agency. The credit rating of the Company's invested securities are still in compliance with the Company's investment policy. No impairment losses on available-for-sale debt securities were recorded for the year ended June 24, 2022.

As of June 24, 2022, the Company evaluated the expected credit loss for held-to-maturity debt securities at the individual security level within the scope of CECL model by considering historical information and current and future economic conditions and events. Additionally, the Company considered qualitative factors such as term and structure of the instrument and credit ratings by rating agencies in determining if a zero-credit loss expectation is supportable. The credit rating of the Company's invested securities are still in compliance with the Company's investment policy. No impairment losses on held-to-maturity debt securities were recorded for the year ended June 24, 2022.

As of June 25, 2021, the Company considered the decline in market value of its available-for-sale and held-to-maturity debt securities to be temporary in nature and did not consider any of its securities other-than-temporarily impaired. When evaluating an investment for other-than-temporary impairment, the Company reviews factors such as the length of time and extent to which fair value has been below its cost basis, the financial condition of the issuer and any changes thereto, changes in market interest rates, and the Company’s intent to sell, or whether it is more likely than not it will be required to sell, the investment before recovery of the investment’s cost basis. No impairment losses were recorded for the year ended June 25, 2021.

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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 24, 2022
Assets
Cash equivalents	$—	$10,366		$—	$10,366
Liquidity funds	—	31,477		—	31,477
Corporate debt securities	—	229,018		—	229,018
U.S. agency and U.S. Treasury securities	—	19,662		—	19,662
Derivative assets - current portion	—	110	(1)	—	110
Total	$—	$290,633		$—	$290,633
Liabilities
Derivative liabilities - current portion	$—	$(7,345)		$—	$(7,345)
Derivative liabilities - non-current portion	—	(234)		—	(234)
Total	$—	$(7,579)	(2)	$—	$(7,579)

	Fair Value Measurements at Reporting Date Using
(amount in thousands)	Level 1	Level 2		Level 3	Total
As of June 25, 2021
Assets
Cash equivalents	$—	$80,305		$—	$80,305
Liquidity funds	—	31,226		—	31,226
Corporate debt securities	—	171,790		—	171,790
U.S. agency and U.S. Treasury securities	—	31,447		—	31,447
Derivative assets - current portion	—	1	(3)	—	1
Total	$—	$314,769		$—	$314,769
Liabilities
Derivative liabilities - current portion	$—	$(5,654)		$—	$(5,654)
Derivative liabilities - non-current portion	—	(1,977)		—	(1,977)
Total	$—	$(7,631)	(4)	$—	$(7,631)

(1)Interest rate swap agreement with notional amount of $64.2 million.
(2)Foreign currency forward contracts with an aggregate notional amount of $135.0 million and 0.5 million Canadian dollars and interest rate swap agreement with a notional amount of $60.9 million.
(3)Foreign currency forward contract with an aggregate notional amount of $2.0 million.
(4)Foreign currency forward contracts with an aggregate notional amount of $128.0 million and 0.4 million Canadian dollars and two interest rate swap agreements with an aggregate notional amount of $125.1 million.
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
As of June 24, 2022, the Company had 135 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $135.0 million and with maturity dates ranging from July 2022 through January 2023, and one foreign currency contract with a notional amount of 0.5 million Canadian dollars and with a maturity date in September 2022.
As of June 25, 2021, the Company had 130 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $130.0 million and with maturity dates ranging from July 2021 through January 2022, and two foreign currency contracts with an aggregate notional amount of 0.4 million Canadian dollars and with maturity dates in September 2021.
As of June 24, 2022, the hedging relationship over foreign currency forward contracts which were designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. As of June 24, 2022, the amount in AOCI that is expected to be reclassified into earnings within 12 months as loss was $4.8 million.
During the year ended June 24, 2022 and June 25, 2021, the Company included an unrealized loss of $0.8 million and $1.5 million, respectively, from changes in fair value of foreign currency forward and option contracts which were not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the consolidated statements of operations and comprehensive income.
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of June 24, 2022 and June 25, 2021, the Company had two outstanding interest rate swap agreements with an aggregate notional amount of $125.1 million.
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
On September 3, 2019, the Company entered into a new term loan agreement under a Credit Facility Agreement with the Bank of Ayudhya Public Company Limited (the “Bank”) (see Note 13) and on September 10, 2019, the Company repaid in full the outstanding term loan under the Bank of America Credit Facility (see Note 13). In conjunction with the funding of the new term loan, the Company entered into a second interest rate swap agreement. The combination of both of these interest rate swaps effectively converts the floating interest rate of the Company’s new term loan with the Bank to a fixed interest rate of 4.36% per annum through the maturity of the term loan in June 2024.
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
As of June 24, 2022, the amount in AOCI that is expected to be reclassified into earnings within 12 months as loss is $0.5 million.
The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the consolidated statements of operations and other comprehensive income:

		Year Ended
(amount in thousands)	Financial statements line item	June 24, 2022	June 25, 2021
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income	$(2,304)	$(6,194)
Interest rate swaps	Other comprehensive income	2,461	1,624
Total derivatives loss (gain) recognized in other comprehensive income		$157	$(4,570)
Derivatives loss (gain) reclassified from accumulated other comprehensive income into earnings:
Foreign currency forward contracts	Cost of revenues	$7,283	$(966)
Foreign currency forward contracts	Selling, general and administrative expenses	303	(40)
Foreign currency forward contracts	Foreign exchange gain (loss), net	(7,384)	1,769
Interest rate swaps	Interest expense	(937)	(1,299)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income into earnings		$(735)	$(536)
Change in net unrealized gain (loss) on derivative instruments		$(578)	$(5,106)
Fair value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	June 24, 2022		June 25, 2021
(amount in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$—	$(1,561)	$—	$(1,379)
Interest rate swaps	—	—	—	—
Derivatives designated as hedging instruments
Foreign currency forward contracts	—	(4,821)	1	(2,703)
Interest rate swaps	110	(1,197)	—	(3,549)
Derivatives, gross balances	110	(7,579)	1	(7,631)

The Company presents its derivatives at gross fair values in the consolidated balance sheets.
The Company recorded the fair value of derivative financial instruments in the consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet Line Item

Fair Value of Derivative Assets	Other current assets
Fair Value of Derivative Liabilities	Accrued expenses
Fair Value of Derivative Liabilities	Other non-current liabilities

8.    Trade accounts receivable, net

(amount in thousands)	As of June 24, 2022	As of June 25, 2021
Trade accounts receivable	$440,601	$336,647
Less: Allowance for doubtful account	(1,271)	(100)
Trade accounts receivable, net	$439,330	$336,547

9.    Inventories

(amount in thousands)	As of June 24, 2022	As of June 25, 2021
Raw materials	$275,730	$196,345
Work in progress	217,638	174,654
Finished goods	15,203	15,471
Goods in transit	48,574	35,663
Inventories	$557,145	$422,133

10.    Leases

The Company leases facilities under non-cancelable operating lease agreements. The Company leases a portion of its capital equipment and vehicles, certain land and buildings for its facilities in Thailand, the Cayman Islands, the PRC, the U.S., the U.K., Israel and Singapore under operating lease arrangements that expire at various dates through 2025. Certain of these lease arrangements provide the Company the ability to extend the lease from one to five years following the expiration of the current term. However, the Company may exclude lease extension options from its right of use ("ROU") assets and lease liabilities as the Company is not reasonably assured that it will exercise these options. None of the lease agreements contain residual value guarantees provided by the lessee. The Company also has one intercompany lease transaction in the form of a lease of office and manufacturing space.
As of June 24, 2022, the maturities of the Company’s operating lease liabilities were as follows:

(amount in thousands)
2023	$2,405
2024	1,460
2025	39
Total undiscounted lease payments	3,904
Less imputed interest	(109)
Total present value of lease liabilities	$3,795	(1)
(1)Includes current portion of operating lease liabilities of $2.3 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term. Rental expense for long-term leases for the years ended June 24, 2022, June 25, 2021 and June 26, 2020 was $2.2

million, $2.6 million and $2.1 million, respectively. Rental expense for short-term leases for the years ended June 24, 2022, June 25, 2021 and June 26, 2020 was $0.2 million, $0.3 million and a de minimis amount, respectively.
Finance leases
As of June 24, 2022, the Company had one finance lease agreement with a de minimis amount.

The following summarizes additional information related to the Company’s operating leases:

As of June 24, 2022
Weighted-average remaining lease term (in years)
Operating leases	1.8
Weighted-average discount rate
Operating leases	3.4%
The following information represents supplemental disclosure for the statement of cash flows related to operating leases:

(amount in thousands)	Year Ended June 24, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,533
Financing cash flows from finance leases	$7
ROU assets obtained in exchange for lease liabilities	$38

11.    Property, plant and equipment, net
The components of property, plant and equipment, net were as follows:

(amount in thousands)	Land and Land Improvements	Building and Building Improvements	Manufacturing Equipment	Office Equipment	Motor Vehicles	Computers	Construction and Machinery Under Installation	Total
As of June 24, 2022
Cost	$58,489	$201,403	$255,972	$6,330	$1,053	$21,329	$7,962	$552,538
Less: Accumulated depreciation	(35)	(65,943)	(171,870)	(5,273)	(830)	(15,737)	—	(259,688)
Less: Impairment reserve	—	—	(573)	—	—	—	—	(573)
Net book value	$58,454	$135,460	$83,529	$1,057	$223	$5,592	$7,962	$292,277
As of June 25, 2021
Cost	$45,125	$163,375	$213,981	$9,243	$627	$29,621	$9,377	$471,349
Less: Accumulated depreciation	(26)	(58,791)	(141,997)	(6,376)	(509)	(21,715)	—	(229,414)
Less: Impairment reserve	—	—	(804)	—	—	(2)	—	(806)
Net book value	$45,099	$104,584	$71,180	$2,867	$118	$7,904	$9,377	$241,129

Leased assets included in manufacturing equipment comprise certain machine and equipment from finance lease agreements of Fabrinet UK.

(amount in thousands)	As of June 24, 2022	As of June 25, 2021
Cost—Finance leases	$1,839	$1,747
Less: Accumulated depreciation	(1,755)	(1,747)
Net book value	$84	$—
Depreciation expense amounted to $37.2 million, $34.7 million and $29.7 million for the years ended June 24, 2022, June 25, 2021 and June 26, 2020, respectively, and has been allocated between cost of revenues and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
The cost of fully depreciated property, plant and equipment written-off during the years ended June 24, 2022, June 25, 2021 and June 26, 2020 amounted to $25.1 million, $16.3 million and $2.9 million, respectively.
During the fiscal year 2022, the Company wrote off impairment reserves of $0.2 million due to the disposal of property, plant and equipment. During the fiscal years 2021 and 2020, the Company recognized impairment reserves for property, plant and equipment of $0.8 million.
The Company had borrowing cost capitalized of $0.9 million for the years ended June 24, 2022, and the Company had no borrowing costs capitalized for the years ended June 25, 2021 and June 26, 2020.

12.    Intangibles
The following tables present details of the Company’s intangibles:

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 24, 2022
Software	$10,484	$(7,681)	$—	$2,803
Customer relationships	4,373	(3,610)	(58)	705
Backlog	119	(119)	—	—
Total intangibles	$14,976	$(11,410)	$(58)	$3,508

(amount in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 25, 2021
Software	$9,767	$(6,632)	$—	$3,135
Customer relationships	4,373	(3,195)	58	1,236
Backlog	119	(119)	—	—
Total intangibles	$14,259	$(9,946)	$58	$4,371
The Company recorded amortization expense relating to intangibles of $1.6 million, $1.5 million and $1.3 million for the years ended June 24, 2022, June 25, 2021 and June 26, 2020, respectively.
The weighted-average remaining life of customer relationships was:

(years)	As of June 24, 2022	As of June 25, 2021
Customer relationships	3.1	3.9

Based on the carrying amount of intangibles as of June 24, 2022, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(amount in thousand)
2023	$1,691
2024	898
2025	628
2026	283
2027	8
Total	$3,508

13.    Borrowings
The Company’s total borrowings, including current and non-current portions of long-term borrowings, consisted of the following:
(amount in thousands)

Rate	Conditions	Maturity	As of June 24, 2022	As of June 25, 2021
Long-term borrowings, current portion, net:
Long-term borrowings, current portion			$12,188	$12,188
Less: Unamortized debt issuance costs—current portion			(32)	(32)
Long-term borrowings, current portion, net			$12,156	12,156
Long-term borrowings, non-current portion, net:
Term loan borrowings:
3-month LIBOR +1.35% per annum(1)	Repayable in quarterly installments	June 2024	27,421	39,609
Less: Current portion			(12,188)	(12,188)
Less: Unamortized debt issuance costs—non-current portion			(31)	(63)
Long-term borrowings, non-current portion, net			$15,202	$27,358
(1)We have entered into interest rate swaps that effectively fix a series of our future interest payments on our term loans. Refer to Note 7.
The movements of long-term borrowings were as follows for the years ended June 24, 2022 and June 25, 2021:

	Years ended
(amount in thousands)	June 24, 2022	June 25, 2021
Opening balance	$39,609	$51,797
Borrowings during the period	—	—
Repayments during the period	(12,188)	(12,188)
Closing balance	$27,421	$39,609
As of June 24, 2022, the future maturities of long-term borrowings during each fiscal year were as follows:

(amount in thousand)
2023	$12,187
2024	12,187
2025	3,047
Total	$27,421

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
The term loan accrues interest at 3-month LIBOR plus 1.35% and is repayable in quarterly installments of $3.0 million, commencing on September 30, 2019. The term loan will mature on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be re-borrowed. During the year ended June 24, 2022, the Company recorded $2.3 million of interest expense in connection with this term loan, including impact from interest rate swaps. $0.9 million of these interest expenses were capitalized during the year ended June 24, 2022 in a new manufacturing building at the Company's Chonburi campus.
Any borrowings under the Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt to equity ratio less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. As of June 24, 2022, the Company was in compliance with all of its financial covenants under the Term Loan Agreement.
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
As of June 24, 2022, there was $27.4 million outstanding under the term loan.

14.    Severance liabilities
The following table provides information regarding severance liabilities:

	Years Ended
(amount in thousands)	June 24, 2022	June 25, 2021
Changes in severance liabilities
Balance, beginning of the fiscal year	$19,782	$17,673
Current service cost	$2,318	$2,177
Interest cost	518	515
Benefit paid	(322)	(1,198)
Unrealized loss (gain) on exchange rate	(2,133)	(550)
Actuarial (gain) loss on obligation	(1,542)	1,129
Foreign currency translation	(33)	36
Balance, end of the fiscal year	$18,588	$19,782
Changes in plan assets
Balance, beginning of the fiscal year	$356	$294
Actual return on plan assets	$(13)	$19
Employer contributions	38	43
Benefit paid	—	(34)
Foreign currency translation	(43)	34
Balance, end of the fiscal year	$338	$356
Underfunded status	$(18,250)	$(19,426)

The following table sets forth our severance liabilities as of June 24, 2022:

(amount in thousand)
2023	$1,318
2024	1,239
2025	1,835
2026	1,266
2027	1,497
Thereafter	11,433
Total	$18,588

The amount recognized in the consolidated balance sheets under non-current liabilities and non-current assets were determined as follows:

(amount in thousands)	As of June 24, 2022	As of June 25, 2021
Non-current assets	$134	$59
Non-current liabilities	$18,384	$19,485
The following table provides information regarding accumulated benefit obligations:

(amount in thousands)	As of June 24, 2022	As of June 25, 2021
Accumulated benefit obligations	$13,018	$13,581

The following table sets forth the plan assets at fair value as of June 24, 2022 and June 25, 2021.

(amount in thousands)		Fair value measurement as of June 24, 2022
	Total	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other(1)	$338	$208	$130
Total Assets	$338	$208	$130
(1)The “Other” category represents the value of assets with Quilter and Royal London.

(amount in thousands)		Fair value measurement as of June 25, 2021
	Total	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Other(2)	$356	$211	$145
Total Assets	$356	$211	$145
(2)    The “Other” category represents the value of assets with Old Mutual Wealth and Royal London.
The Trustees have chosen to invest in the following funds:

	% of Total
Fund	As of June 24, 2022	As of June 25, 2021
Old Mutual Wealth Creation Balanced Portfolio	—%	59%
Quilter Creation Balanced Portfolio	62%	—%
Royal London Deposit Administration	38%	41%
The Quilter and Old Mutual Wealth assets are administered on unit-linked principles and allow access to a range of funds; these have been treated as Level 2.
The Royal London assets are administered on a deposit administration basis. This is similar to a with profits fund but with a lower exposure to the stock market. The policy is invested in a mix of backing assets with a smoothed regular bonus rate being declared every year, which stabilizes the rate of return over the longer term. These have been treated as Level 3.
The principal actuarial assumptions used were as follows:
Weighted average actuarial assumptions used to determine severance liabilities

Years Ended
	June 24, 2022	June 25, 2021	June 26, 2020
Discount rate	2.1% - 3.9%	0.2% - 2.9%	0.4% - 3.1%
Future salary increases	3.5% - 10.0%	3.5% - 10.0%	3.5% - 10.0%
Weighted average actuarial assumptions used to determine benefit costs

	Years Ended
	June 24, 2022	June 25, 2021	June 26, 2020
Discount rate	0.2% - 2.9%	0.4% - 3.1%	2.3% - 3.2%
Expected long-term rate of return on assets	2.1%	2.3%	2.1%

15.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the closing price of our ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the years ended June 24, 2022, June 25, 2021 and June 26, 2020 was as follows:

	Years Ended
(amount in thousands)	June 24, 2022	June 25, 2021	June 26, 2020
Share-based compensation expense by type of award:
Restricted share units	$15,150	$16,725	$16,555
Performance share units	12,898	8,737	5,648
Total share-based compensation expense	28,048	25,462	22,203
Tax effect on share-based compensation expense	—	—	—
Net effect on share-based compensation expense	$28,048	$25,462	$22,203
Share-based compensation expense was recorded in the consolidated statements of operations and comprehensive income as follows:

	Years Ended
(amount in thousands)	June 24, 2022	June 25, 2021	June 26, 2020
Cost of revenue	$5,967	$6,185	$6,098
Selling, general and administrative expense	22,081	19,277	16,105
Total share-based compensation expense	$28,048	$25,462	$22,203
The Company did not capitalize any share-based compensation expense as part of any asset costs during the years ended June 24, 2022, June 25, 2021 and June 26, 2020.
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
As of June 24, 2022, there were 310,242 restricted share units outstanding, 285,882 performance share units outstanding and 2,210,609 ordinary shares available for future grant under the 2020 Plan.
As of June 24, 2022, there were 149,384 restricted share units outstanding under the 2010 Plan. No ordinary shares are available for future grant under the 2010 Plan.
On November 2, 2017, the Company adopted the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”) with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual. As of June 24, 2022, there were no awards outstanding and 111,347 ordinary shares available for future grant under the 2017 Inducement Plan.
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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2019	800,751	$42.48
Granted	367,088	$50.87
Issued	(335,355)	$40.98
Forfeited	(34,727)	$44.59
Balance as of June 26, 2020	797,757	$46.88
Granted	230,759	$70.53
Issued	(358,508)	$45.39
Forfeited	(28,133)	$57.86
Balance as of June 25, 2021	641,875	$55.74
Granted	186,633	$101.25
Issued	(323,326)	$52.20
Forfeited	(45,556)	$71.53
Balance as of June 24, 2022	459,626	$75.14
Expected to vest as of June 24, 2022	402,103	$75.75
The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2019	548,500	$40.97
Granted	242,310	$48.65
Issued	—	—
Forfeited	(350,670)	$36.99
Balance as of June 26, 2020	440,140	$48.37
Granted	184,718	$69.85
Issued	(82,185)	$48.02
Forfeited	(115,645)	$48.02
Balance as of June 25, 2021	427,028	$57.82
Granted	110,832	$101.05
Issued	(190,213)	48.65
Forfeited	(61,765)	$53.38
Balance as of June 24, 2022	285,882	$81.64
Expected to vest as of June 24, 2022	285,882	$81.64
The fair value of restricted share units and performance share units is based on the market value of our ordinary shares on the date of grant.

The total fair value of restricted share units and performance share units vested during the years ended June 24, 2022, June 25, 2021 and June 26, 2020 was $24.2 million, $22.1 million and $13.7 million, respectively. The aggregate intrinsic value of restricted share units and performance share units outstanding as of June 24, 2022 was $62.0 million.
As of June 24, 2022, there was $11.2 million and $6.4 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.5 years and 1.0 year, respectively.
For the years ended June 24, 2022 and June 25, 2021, the Company withheld an aggregate of 213,884 shares and 163,615 shares, respectively, upon the vesting of restricted share units, based upon the closing share price on the vesting date to settle employee tax withholding obligations. For the years ended June 24, 2022 and June 25, 2021, the Company then remitted cash of $20.8 million and $11.6 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the consolidated statements of cash flows. The payment had the effect of reducing the number of shares that the Company would have issued on the vesting date and was recorded as a reduction of additional paid-in capital.
16.    Employee benefit plans
Employee contribution plan
The Company operates a defined contribution plan, known as a provident fund, in its subsidiaries in Thailand and the United Kingdom. The assets of these plans are in separate trustee-administered funds. The provident fund is funded by matching payments from employees and by the subsidiaries on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company’s contributions to the provident fund amounted to $6.1 million, $6.0 million and $5.5 million during the years ended June 24, 2022, June 25, 2021 and June 26, 2020, respectively.
The Company sponsors the Fabrinet U.S. 401(k) Retirement Plan (“401(k) Plan”), a Defined Contribution Plan under ERISA, at its subsidiaries in the United States which provides retirement benefits for eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 80% of their annual compensation, subject to annual contributions limits established by the Internal Revenue Service. The Company provides for a 100% match of employees’ contributions to the 401(k) Plan up to the first 6% of annual compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $0.7 million, $0.8 million and $0.7 million during the years ended June 24, 2022, June 25, 2021 and June 26, 2020, respectively.
Executive incentive plan and employee performance bonuses
For the years ended June 24, 2022 and June 25, 2021, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and non-U.S. GAAP operating margin or gross margin targets. During the years ended June 24, 2022, June 25, 2021 and June 26, 2020, discretionary merit-based bonus awards were also available to Fabrinet’s non-executive employees.
Bonus distributions to employees were $9.3 million, $8.9 million and $8.7 million for the years ended June 24, 2022, June 25, 2021 and June 26, 2020, respectively.

17.    Shareholders’ equity

Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the year ended June 24, 2022, Fabrinet issued 299,655 ordinary shares upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
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
During the year ended June 24, 2022, the Company repurchased 628,428 shares under the program at an average price per share (excluding other direct costs) of $95.32, totaling $59.9 million. As of June 24, 2022, the Company had a remaining authorization to repurchase up to $21.3 million of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

18.    Accumulated other comprehensive income (loss) (“AOCI”)
The changes in AOCI for the years ended June 24, 2022 and June 25, 2021 were as follows:

(amount in thousands)	Unrealized Gains (Losses) on Available-for-sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 26, 2020	$1,490	$602	$(2,009)	$(1,230)	$(1,147)
Other comprehensive income before reclassification	(1,003)	(4,570)	—	585	(4,988)
Amounts reclassified from AOCI	(179)	(536)	584	—	(131)
Tax effects	—	—	—	—	—
Other comprehensive income	(1,182)	(5,106)	584	585	(5,119)
Balance as of June 25, 2021	308	(4,504)	(1,425)	(645)	(6,266)
Other comprehensive income before reclassification	(6,339)	157	—	(245)	(6,427)
Amounts reclassified from AOCI	13	(735)	622	—	(100)
Tax effects	—	—	—	—	—
Other comprehensive income	(6,326)	(578)	622	(245)	(6,527)
Balance as of June 24, 2022	$(6,018)	$(5,082)	$(803)	$(890)	$(12,793)
The following table presents the pre-tax amounts reclassified from AOCI into the consolidated statements of operations and comprehensive income for the years ended June 24, 2022 and June 25, 2021, respectively.

(amount in thousands)		Years Ended
AOCI components	Financial statements line item	June 24, 2022	June 25, 2021
Unrealized gains (losses) on available-for-sale securities	Interest income	$13	$(179)
Unrealized gains(losses)on derivative instruments	Cost of revenues	7,283	(966)
Unrealized gains(losses)on derivative instruments	Selling, general and administrative expenses	303	(40)
Unrealized gains(losses)on derivative instruments	Foreign exchange loss, net	(7,384)	1,769
Unrealized gains(losses)on derivative instruments	Interest expense	(937)	(1,299)
Retirement benefit plan – Prior service cost	Selling, general and administrative expenses	622	584
Total amounts reclassified from AOCI		$(100)	$(131)

19.    Commitments and contingencies
Letter of Credit and Bank guarantees
As of June 24, 2022, the Company had an outstanding letter of credit totaling $0.2 million on behalf of the Company's subsidiary in the PRC to support the subsidiary's operations.
As of June 24, 2022 and June 25, 2021, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses totaling $1.4 million and $1.6 million, respectively, or Thai Baht 50.2 million and an outstanding bank guarantee on behalf of the Company's subsidiary in the PRC to support the subsidiary's operations totaling Renminbi 1.0 million, which bank guarantee was backed by cash collateral of $0.1 million and $0.2 million, respectively. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in the U.K. to support its operations.
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
As of June 24, 2022, the Company had purchase obligations and other commitments to third parties of $1.51 billion.
Capital expenditure
As of June 24, 2022, the Company had total capital expenditure commitments to third parties of $24.8 million.
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

20.    Business segments and geographic information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is Fabrinet’s Chief Executive Officer. As of June 24, 2022, June 25, 2021 and June 26, 2020, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
For the Company’s revenues by geographic region, see “Revenue by Geographic Area and End Market” in Note 3.
The following table presents long-lived assets by the country in which they are based:

	Years Ended
(amount in thousands)	June 24, 2022	June 25, 2021	June 26, 2020
Long-Lived Assets:
Thailand	$240,750	$190,843	$175,738
U.S.	25,938	27,403	29,507
China	19,686	14,977	14,476
Israel	4,025	5,271	5,224
U.K.	1,281	2,223	2,956
Cayman Islands	597	412	373
	292,277	241,129	228,274
Significant customers
Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Years Ended
	June 24, 2022	June 25, 2021	June 26, 2020
Cisco Systems Inc. (1)	25.4%	10.7%	*
Lumentum Operations LLC	10.3%	13.6%	19.0%
Infinera Corporation	12.5%	11.6%	10.0%
Acacia Communications Inc.	*	*	10.2%
*Represents less than 10% of total revenues.
(1)Inclusive of revenue from Acacia Communications, Inc. from March 1, 2021
Accounts receivable from individual customers representing 10% or more of accounts receivable as of June 24, 2022 and June 25, 2021, respectively, were as follows:

	As of June 24, 2022	As of June 25, 2021
Infinera Corporation	17.3%	18.6%
Lumentum Operations LLC	12.0%	11.6%
Cisco Systems Inc. (1)	20.1%	15.0%
(1)Includes of Acacia Communications Inc. as of June 24, 2022.

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
Foreign currency risk
The Company operates internationally and is exposed to foreign exchange risk arising from various currency exposures primarily with respect to the Thai baht, RMB and GBP.
For the Company’s foreign currency assets and liabilities, see “Additional Financial Disclosures” in Item 7.
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

22.    Subsequent Event
In August 2022, the Company’s board of directors approved the repurchase of up to an additional $78.7 million of the Company’s outstanding ordinary shares, bringing the aggregate authorization under the Company’s existing share repurchase program to $247.2 million, with $100.0 million currently remaining.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 24, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of June 24, 2022. In making this assessment, management used the criteria described in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of the end of fiscal year 2022, based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO. The effectiveness of our internal control over financial reporting as of June 24, 2022 has been audited by PricewaterhouseCoopers ABAS Ltd., an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.OTHER INFORMATION.
Not applicable.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2022 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “2022 Proxy Statement”).
ITEM 11.EXECUTIVE COMPENSATION.
Information responsive to this item is incorporated herein by reference to our 2022 Proxy Statement.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information responsive to this item is incorporated herein by reference to our 2022 Proxy Statement.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information responsive to this item is incorporated herein by reference to our 2022 Proxy Statement.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information responsive to this item is incorporated herein by reference to our 2022 Proxy Statement.

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
(b)Exhibits:
EXHIBIT INDEX

				Incorporated by reference herein

Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.

3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	3.1	May 3, 2010	333-163258

4.1	Specimen Ordinary Share Certificate	S-1/A	4.1	June 14, 2010	333-163258

4.2	Description of Fabrinet’s Securities	10-K	4.2	August 20, 2019	001-34775

10.1.1+	2010 Performance Incentive Plan, as amended and restated	8-K	10.1	December 15, 2017	001-34775

10.1.2+	2010 Performance Incentive Plan – Form of Restricted Share Unit Agreement	10-Q	10.4	February 5, 2013	001-34775

10.1.3+	2010 Performance Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	10-Q	10.5	November 9, 2016	001-34775

10.2.1+	2017 Inducement Equity Incentive Plan	S-8	99.1.1	November 8, 2017	333-221423

10.2.2+	2017 Inducement Equity Incentive Plan – Form of Restricted Share Unit Agreement	S-8	99.1.2	November 8, 2017	333-221423

10.2.3+	2017 Inducement Equity Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	S-8	99.1.3	November 8, 2017	333-221423

10.3.1+	2020 Equity Incentive Plan	S-8	99.1	December 12, 2019	333-235462

10.3.2+	2020 Equity Incentive Plan – Form of Restricted Share Unit Agreement	S-8	99.2	December 12, 2019	333-235462

10.3.3+	2020 Equity Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	S-8	99.3	December 12, 2019	333-235462

				Incorporated by reference herein

Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.

10.4+	Offer letter, dated September 20, 2017, by and between Seamus Grady and Fabrinet	8-K	10.1	September 25, 2017	001-34755

10.5+	Change in Control and Severance Agreement, dated February 26, 2019, by and between Seamus Grady and Fabrinet	8-K	10.1	February 28, 2019	001-34755

10.6+	Amended and Restated Offer Letter, dated January 9, 2018, by and between Dr. Harpal Gill and Fabrinet USA, Inc.	8-K	10.1	May 8, 2018	001-34755

10.7+	Employment Agreement, dated July 1, 2007, by and between Dr. Harpal Gill and Fabrinet Co., Ltd.	S-1	10.5	November 7, 2007	333-147191

10.8+	Amended and restated offer letter, dated March 17, 2020, between Csaba Sverha and Fabrinet USA, Inc.	10-Q	10.2	May 5, 2020	001-34755

10.9+	Consulting Agreement, dated as of January 9, 2022, by and between the Registrant and Gregory P. Dougherty	10-Q	10.1	May 3, 2022	001-34775

10.10+	Description of Fiscal Year 2023 Executive Incentive Plan	8-K, Item 5.02	N/A	August 15, 2022	001-34755

10.11+	Description of Fiscal Year 2022 Executive Incentive Plan	8-K, Item 5.02	N/A	August 16, 2021	001-34755

10.12+	Executive Change in Control and Severance Plan and form of Participation Agreement	8-K	10.1	August 16, 2021	001-34755

10.13+	Form of Indemnification Agreement	S-1/A	10.1	January 28, 2010	333-163258

10.14	Manufacturing Agreement, dated May 29, 2005, by and between the registrant and FBN New Jersey Holdings Corp.	S-1	10.1	November 7, 2007	333-147191

10.15	Manufacturing Agreement, dated January 2, 2000, by and between the registrant and Fabrinet Co., Ltd.	S-1	10.11	November 7, 2007	333-147191

10.16	Administrative Services Agreement, dated January 2, 2000, by and between the registrant and Fabrinet USA, Inc.	S-1	10.12	November 7, 2007	333-147191

10.17	Administrative Services Agreement, dated July 3, 2008, by and between the registrant and Fabrinet Pte. Ltd.	S-1	10.14	November 20, 2009	333-163258

10.18	Credit Facility Agreement, dated as of August 20, 2019, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	8-K	10.1	September 12, 2019	001-34775

10.19	Term Loan Agreement, dated as of August 20, 2019, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	8-K	10.2	September 12, 2019	001-34775

21.1	List of Subsidiaries	10-K	21.1	August 17, 2021	001-34775

Incorporated by reference herein

Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.

23.1	Consent of PricewaterhouseCoopers ABAS Ltd.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________
+      Indicates management contract or compensatory plan.
(c)Financial Statement Schedules: See Item 15(a)(2), above.

ITEM 16.FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2022.

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

Signature	Title	Date

/S/ SEAMUS GRADY	Chief Executive Officer (Principal Executive Officer) and Director	August 16, 2022
Seamus Grady

/S/ CSABA SVERHA	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 16, 2022
Csaba Sverha

/S/ DAVID T. MITCHELL	Chairman of the Board of Directors	August 16, 2022
David T. Mitchell

/S/ HOMA BAHRAMI	Director	August 16, 2022
Homa Bahrami

/S/ DARLENE KNIGHT	Director	August 16, 2022
Darlene Knight

/S/ THOMAS F. KELLY	Director	August 16, 2022
Thomas F. Kelly

/S/ FRANK H. LEVINSON	Director	August 16, 2022
Frank H. Levinson

/S/ ROLLANCE E. OLSON	Director	August 16, 2022
Rollance E. Olson