Form 10-Q
period 2022-09-30
Fabrinet
filed 2022-11-08
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 28, 2022, the registrant had 36,587,471 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2022

Page No.
RISK FACTORS SUMMARY	3
PART I. FINANCIAL INFORMATION	5

Item 1. Financial Statements	5

Condensed Consolidated Balance Sheets as of September 30, 2022 and June 24, 2022 (unaudited)	5

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended September 30, 2022 and September 24, 2021 (unaudited)	6

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended September 30, 2022 and September 24, 2021 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2022 and September 24, 2021 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION	40

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 6. Exhibits	58

Signature	59

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

•Unfavorable worldwide economic conditions (including inflation and supply chain disruptions), may negatively affect our business, financial condition and operating results.

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	September 30, 2022	June 24, 2022
Assets
Current assets
Cash and cash equivalents	$255,260	$197,996
Short-term restricted cash	—	220
Short-term investments	244,536	280,157
Trade accounts receivable, net of allowance for doubtful accounts of $1,177 and $1,271, respectively	462,352	439,330
Contract assets	14,220	13,464
Inventories	528,050	557,145
Prepaid expenses	15,466	11,626
Other current assets	32,029	25,233
Total current assets	1,551,913	1,525,171
Non-current assets
Long-term restricted cash	141	149
Property, plant and equipment, net	294,877	292,277
Intangibles, net	3,348	3,508
Operating right-of-use assets	3,247	4,084
Deferred tax assets	10,200	9,800
Other non-current assets	663	652
Total non-current assets	312,476	310,470
Total Assets	$1,864,389	$1,835,641
Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$12,156	$12,156
Trade accounts payable	409,414	439,684
Fixed assets payable	12,541	9,085
Contract liabilities	6,348	1,982
Finance lease liability, current portion	9	10
Operating lease liabilities, current portion	2,305	2,319
Income tax payable	2,771	2,898
Accrued payroll, bonus and related expenses	22,103	20,374
Accrued expenses	32,556	24,758
Other payables	26,152	25,221
Total current liabilities	526,355	538,487
Non-current liabilities
Long-term borrowings, non-current portion, net	9,117	15,202
Deferred tax liability	6,609	6,001
Finance lease liability, non-current portion	65	75
Operating lease liability, non-current portion	647	1,476
Severance liabilities	17,892	18,384
Other non-current liabilities	1,338	2,334
Total non-current liabilities	35,668	43,472
Total Liabilities	562,023	581,959
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of September 30, 2022 and June 24, 2022)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,245,547 shares and 39,048,700 shares issued at September 30, 2022 and June 24, 2022, respectively; and 36,586,553 shares and 36,436,683 shares outstanding at September 30, 2022 and June 24, 2022, respectively)	392	390
Additional paid-in capital	187,899	196,667
Less: Treasury shares (2,658,994 shares and 2,612,017 shares as of September 30, 2022 and June 24, 2022, respectively)	(152,158)	(147,258)
Accumulated other comprehensive income (loss)	(15,058)	(12,793)
Retained earnings	1,281,291	1,216,676
Total Shareholders’ Equity	1,302,366	1,253,682
Total Liabilities and Shareholders’ Equity	$1,864,389	$1,835,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
(in thousands of U.S. dollars, except per share data)	September 30, 2022	September 24, 2021
Revenues	$655,429	$543,322
Cost of revenues	(572,673)	(479,725)
Gross profit	82,756	63,597
Selling, general and administrative expenses	(20,565)	(20,587)
Operating income	62,191	43,010
Interest income	1,559	761
Interest expense	(391)	(36)
Foreign exchange gain (loss), net	2,085	1,772
Other income (expense), net	(141)	(260)
Income before income taxes	65,303	45,247
Income tax expense	(688)	(596)
Net income	64,615	44,651
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	(1,461)	(213)
Change in net unrealized gain (loss) on derivative instruments	(1,218)	(1,217)
Change in net retirement benefits plan – prior service cost	168	198
Change in foreign currency translation adjustment	246	(164)
Total other comprehensive income (loss), net of tax	(2,265)	(1,396)
Net comprehensive income	$62,350	$43,255
Earnings per share
Basic	$1.77	$1.21
Diluted	$1.76	$1.20
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	36,528	36,877
Diluted	36,758	37,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended September 30, 2022

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 24, 2022	39,048,700	$390	$196,667	$(147,258)	$(12,793)	$1,216,676	$1,253,682
Net income	—	—	—	—	—	64,615	64,615
Other comprehensive income (loss)	—	—	—	—	(2,265)	—	(2,265)
Share-based compensation	—	—	7,723	—	—	—	7,723
Issuance of ordinary shares	196,847	2	(2)	—	—	—	—
Repurchase of 46,977 shares held as treasury shares	—	—	—	(4,900)	—	—	(4,900)
Tax withholdings related to net share settlement of restricted share units	—	—	(16,489)	—	—	—	(16,489)
Balances at September 30, 2022	39,245,547	$392	$187,899	$(152,158)	$(15,058)	$1,281,291	$1,302,366
For the Three Months Ended September 24, 2021

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 25, 2021	38,749,045	$388	$189,445	$(87,343)	$(6,266)	$1,016,296	$1,112,520
Net income	—	—	—	—	—	44,651	44,651
Other comprehensive income (loss)	—	—	—	—	(1,396)	—	(1,396)
Share-based compensation	—	—	9,292	—	—	—	9,292
Issuance of ordinary shares	251,798	2	(2)	—	—	—	—
Tax withholdings related to net share settlement of restricted share units	—	—	(19,065)	—	—	—	(19,065)
Balances at September 24, 2021	39,000,843	$390	$179,670	$(87,343)	$(7,662)	$1,060,947	$1,146,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(in thousands of U.S. dollars)	September 30, 2022	September 24, 2021
Cash flows from operating activities
Net income for the period	$64,615	$44,651
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,055	9,535
(Gain) loss on disposal and impairment of property, plant and equipment	(9)	(98)
(Gain) loss from sales and maturities of available-for-sale securities	92	(13)
Amortization of discount (premium) of short-term investment	442	1,109
Amortization of deferred debt issuance costs	8	8
(Reversal of) allowance for doubtful accounts	(91)	(1)
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	(386)	(1,436)
Amortization of fair value at hedge inception of interest rate swaps	(191)	(268)
Share-based compensation	7,723	9,292
Deferred income tax	(219)	(104)
Other non-cash expenses	(447)	257
Changes in operating assets and liabilities
Trade accounts receivable	(23,625)	(10,160)
Contract assets	(756)	(1,242)
Inventories	28,808	(43,135)
Other current assets and non-current assets	(10,756)	(1,054)
Trade accounts payable	(29,774)	27,541
Contract liabilities	4,366	75
Income tax payable	(276)	(747)
Severance liabilities	617	893
Other current liabilities and non-current liabilities	9,438	1,808
Net cash provided by operating activities	60,634	36,911
Cash flows from investing activities
Purchase of short-term investments	(25,609)	(78,101)
Proceeds from sales of short-term investments	30,000	19,463
Proceeds from maturities of short-term investments	29,236	43,791
Purchase of property, plant and equipment	(10,258)	(32,522)
Purchase of intangibles	(11)	(311)
Proceeds from disposal of property, plant and equipment	9	145
Net cash used in investing activities	23,367	(47,535)
Cash flows from financing activities
Repayment of long-term borrowings	(6,094)	(3,047)
Repayment of finance lease liability	(2)	—
Repurchase of ordinary shares	(4,900)	—
Withholding tax related to net share settlement of restricted share units	(16,489)	(19,065)
Net cash used in financing activities	(27,485)	(22,112)
Net increase (decrease) in cash, cash equivalents and restricted cash	$56,516	$(32,736)
Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at the beginning of period	$198,365	$303,123
Increase (decrease) in cash, cash equivalents and restricted cash	56,516	(32,736)
Effect of exchange rate on cash, cash equivalents and restricted cash	520	(321)
Cash, cash equivalents and restricted cash at the end of period	$255,401	$270,066
Non-cash investing and financing activities
Construction, software and equipment-related payables	$12,541	$24,174

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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(in thousands of U.S. dollars)	As of September 30, 2022	As of September 24, 2021
Cash and cash equivalents	$255,260	$269,911
Restricted cash	141	155
Cash, cash equivalents and restricted cash	$255,401	$270,066

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

2.    Accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of September 30, 2022 and for the three months ended September 30, 2022 and September 24, 2021 include normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or "GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 24, 2022.
The balance sheet as of June 24, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three months ended September 30, 2022 may not be indicative of results for the year ending June 30, 2023 or any future periods.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of total revenues and expenses during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for doubtful accounts, allowance for expected credit losses, income taxes, inventory obsolescence, goodwill and valuation of intangible assets related to business acquisition, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that the Company's estimates or assumptions prove to be different from actual results, adjustments will be made in subsequent periods to reflect more current information. Additionally, the extent to which the evolving COVID-19 pandemic impacts the Company’s unaudited condensed consolidated financial statements will depend on a number of factors, including the magnitude and duration of the pandemic. These estimates may change, as new events occur and additional information is obtained, or based upon the occurrence of other factors related to the COVID-19 pandemic that could result in material impacts to the Company's unaudited condensed consolidated financial statements in future reporting periods.

Fiscal years
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended September 30, 2022 and September 24, 2021 consisted of 14 weeks and 13 weeks, respectively. Fiscal year 2023 will comprise 53 weeks and will end on June 30, 2023.
Adoption of New Accounting Standards
In November 2021, the Financial Accounting Standard Board issued Accounting Standards Update ("ASU") 2021-10, “Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance,” which requires annual disclosures that increase the transparency of transactions involving government assistance, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for all entities within the ASU's scope for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted this standard in the first quarter of fiscal year 2023 with no material impact on its unaudited condensed consolidated financial statements.

3.    Revenues from contracts with customers
Revenue by Geographic Area and End Market
Revenues are attributed to a particular geographic area based on the bill-to-location of the Company’s customers. The Company operates in three geographic regions: North America; Asia-Pacific and others; and Europe.
The following table presents total revenues by geographic region:

(in thousands, except percentages)	Three Months Ended September 30, 2022	As a % of Total Revenues	Three Months Ended September 24, 2021	As a % of Total Revenues
North America
U.S.	$345,080		$245,274
Others (1)	3,624		1,316
Total revenue in North America	348,704	53.2%	246,590	45.4%
Asia-Pacific and others
India	80,033		64,932
Malaysia	49,324		51,749
Israel	37,277		27,634
Hong Kong	32,472		21,031
China	23,064		13,635
Thailand	12,616		9,759
Japan	10,348		14,977
Others	3,160		2,466
Total revenue in Asia-Pacific and others	248,294	37.9%	206,183	37.9%
Europe
U.K.	32,832		19,578
Germany	13,314		8,425
Ireland (2)	119		49,484
Others	12,166		13,062
Total revenue in Europe	$58,431	8.9%	$90,549	16.7%
Total revenue	$655,429	100.0%	$543,322	100.0%
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each year presented is $0.
(2)Due to change in bill-to-location for a certain customer.
The following table presents revenues by end market:

(in thousands, except percentages)	Three Months Ended September 30, 2022	As a % of Total Revenues	Three Months Ended September 24, 2021	As a % of Total Revenues
Optical communications	$497,561	75.9%	$427,301	78.6%
Lasers, sensors and other	157,868	24.1%	116,021	21.4%
Total	$655,429	100.0%	$543,322	100.0%

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
The following tables summarize the activity in the Company’s contract assets and contract liabilities during the three months ended September 30, 2022:

(in thousands)	Contract Assets
Beginning balance, June 24, 2022	$13,464
Revenue recognized	15,803
Amounts collected or invoiced	(15,047)
Ending balance, September 30, 2022	$14,220

(in thousands)	Contract Liabilities
Beginning balance, June 24, 2022	$1,982
Advance payment received during the period	8,411
Revenue recognized	(4,045)
Ending balance, September 30, 2022	$6,348

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
Earnings per ordinary share was calculated as follows:

	Three Months Ended
(in thousands, except per share data)	September 30, 2022	September 24, 2021
Net income attributable to shareholders	$64,615	$44,651
Weighted-average number of ordinary shares outstanding	36,528	36,877
Incremental shares arising from the assumed vesting of restricted share units and performance share units	230	451
Weighted-average number of ordinary shares for diluted earnings per ordinary share	36,758	37,328
Basic earnings per ordinary share	$1.77	$1.21
Diluted earnings per ordinary share	$1.76	$1.20

5.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments are as follows:

			Fair Value
(in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of September 30, 2022
Cash	$241,658	$—	$241,658	$—	$—
Cash equivalents	13,603	(1)	13,602	—	—
Corporate debt securities	236,977	(7,101)	—	229,876	—
U.S. agency and U.S. treasury securities	15,035	(375)	—	14,660	—
Total	$507,273	$(7,477)	$255,260	$244,536	$—
As of June 24, 2022
Cash	$187,630	$—	$187,630	$—	$—
Cash equivalents	10,367	(1)	10,366	—	—
Liquidity funds	31,477	—	—	—	31,477
Corporate debt securities	234,689	(5,671)	—	229,018	—
U.S. agency and U.S. treasury securities	20,007	(345)	—	19,662	—
Total	$484,170	$(6,017)	$197,996	$248,680	$31,477

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
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale securities based on stated effective maturities as of September 30, 2022 and June 24, 2022:

	September 30, 2022		June 24, 2022
(in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$87,907	$87,038	$101,976	$101,400
Due between one to five years	164,105	157,498	184,197	178,757
Total	$252,012	$244,536	$286,173	$280,157

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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of September 30, 2022
Assets
Cash equivalents	$—	$13,602		$—	$13,602
Corporate debt securities	—	229,876		—	229,876
U.S. agency and U.S. treasury securities	—	14,660		—	14,660
Derivative assets – current portion	—	458	(1)	—	458
Derivative assets – non-current portion	—	64	(2)	—	64
Total	$—	$258,660		$—	$258,660
Liabilities
Derivative liabilities – current portion	$—	$(10,489)		$—	$(10,489)
Total	$—	$(10,489)	(3)	$—	$(10,489)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 24, 2022
Assets
Cash equivalents	$—	$10,366		$—	$10,366
Liquidity funds	—	31,477		—	31,477
Corporate debt securities	—	229,018		—	229,018
U.S. agency and U.S. treasury securities	—	19,662		—	19,662
Derivative assets – current portion	—	110	(4)	—	110
Total	$—	$290,633		$—	$290,633
Liabilities
Derivative liabilities – current portion	$—	$(7,345)		$—	$(7,345)
Derivative liabilities – non-current portion	—	(234)		—	(234)
Total	$—	$(7,579)	(5)	$—	$(7,579)
(1)Foreign currency forward contracts with an aggregate notional amount of $4.0 million and an interest rate swap agreement with a notional amount of $64.2 million.
(2)Interest rate swap agreement with notional amount of $60.9 million.
(3)Foreign currency forward contracts with an aggregate notional amount of $142.0 million and 0.6 million Canadian dollars and an interest rate swap agreement with a notional amount of $60.9 million.
(4)Interest rate swap agreement with a notional amount of $64.2 million.
(5)Foreign currency forward contracts with an aggregate notional amount of $135.0 million and 0.5 million Canadian dollars and an interest rate swap agreement with a notional amount of $60.9 million.
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
The Company may also enter into non-designated foreign currency forward and option contracts to provide an offset to the re-measurement of foreign currency denominated assets and liabilities and to hedge certain forecasted exposures. Changes in the fair value of these non-designated derivatives are recorded as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
As of September 30, 2022, the Company had 146 outstanding U.S. dollar foreign currency forward contracts against Thai baht, with an aggregate notional amount of $146.0 million and maturity dates ranging from October 2022 through April 2023 and one outstanding Canadian dollar foreign currency forward contract with an aggregate notional amount of 0.6 million Canadian dollars and a maturity date in December 2022.
As of June 24, 2022, the Company had 135 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $135.0 million and maturity dates ranging from July 2022 through January 2023, and one foreign currency contract with a notional amount of 0.5 million Canadian dollars and with a maturity date in September 2022.
As of September 30, 2022, the hedging relationship over foreign currency forward contracts that were designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of September 30, 2022, the amount in accumulated other comprehensive income (“AOCI”) that is expected to be reclassified into earnings within 12 months was a loss of $6.3 million.
As of June 24, 2022, the hedging relationship over foreign currency forward contracts that were designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. As of June 24, 2022, the amount in AOCI that is expected to be reclassified into earnings within 12 months was a loss of $4.8 million.
During the three months ended September 30, 2022 and September 24, 2021, the Company included an unrealized loss of $0.2 million and $0.6 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of September 30, 2022 and June 24, 2022, the Company had two outstanding interest rate swap agreements with an aggregate notional amount of $125.1 million.
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
On September 3, 2019, Fabrinet Thailand entered into a term loan agreement under a credit facility agreement with the Bank of Ayudhya Public Company Limited (the “Bank”) (see Note 10) and on September 10, 2019, the Company repaid in full the outstanding term loan under the Bank of America Credit Facility Agreement (see Note 10). In conjunction with the funding of the new term loan, the Company entered into a second interest rate swap agreement. The combination of both of these interest rate swaps effectively converts the floating interest rate of the Company’s term loan with the Bank to a fixed interest rate of 4.36% per annum through the maturity of the term loan in June 2024.
On September 27, 2019, the Company designated these two interest rate swaps as a cash flow hedge for the Company’s term loan under the credit facility agreement with the Bank. The combination of these two interest rate swaps qualified for hedge accounting because the hedges are highly effective, and the Company has designated and documented contemporaneously the hedging relationships involving these interest rate swaps. While the Company intends to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. From September 27, 2019, any gains or losses related to these interest rate swaps are recorded in AOCI in the unaudited condensed consolidated balance sheets. The Company reclassifies a portion of the gains or losses from AOCI into earnings at each reporting period based on either the accrued interest amount or the interest payment.
As of September 30, 2022, the amount in AOCI that is expected to be reclassified into earnings within 12 months was a loss of $0.2 million.
As of June 24, 2022, the amount in AOCI that is expected to be reclassified into earnings within 12 months was a loss of $0.5 million.
The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended
(in thousands)	Financial statements line item	September 30, 2022	September 24, 2021
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income	$(2,992)	$(2,136)
Interest rate swaps	Other comprehensive income	516	408
Total derivatives gain (loss) recognized in other comprehensive income (loss)		$(2,476)	$(1,728)
Derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings:
Foreign currency forward contracts	Cost of revenues	$3,794	$2,115
Foreign currency forward contracts	SG&A	160	88
Foreign currency forward contracts	Foreign exchange loss, net	(2,505)	(1,424)
Interest rate swaps	Interest expense	(191)	(268)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings		$1,258	$511
Change in net unrealized gain (loss) on derivatives instruments		$(1,218)	$(1,217)

Fair Value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	September 30, 2022		June 24, 2022
(in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$—	$(3,067)	$—	$(1,561)
Derivatives designated as hedging instruments
Foreign currency forward contracts	14	(6,342)	—	(4,821)
Interest rate swaps	508	(1,080)	110	(1,197)
Derivatives, gross balances	$522	$(10,489)	$110	$(7,579)

The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets, Other non-current assets
Fair Value of Derivative Liabilities	Accrued expenses, Other non-current liabilities

7.    Inventories

(in thousands)	As of September 30, 2022	As of June 24, 2022
Raw materials	$196,196	$275,730
Work in progress	268,075	217,638
Finished goods	24,587	15,203
Goods in transit	39,192	48,574
Total inventories	$528,050	$557,145

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

Operating leases
As of September 30, 2022, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
2023 (remaining nine months)	$1,749
2024	1,238
2025	37
Total undiscounted lease payments	3,024
Less imputed interest	(72)
Total present value of lease liabilities	$2,952	(1)
(1)Includes current portion of operating lease liabilities of $2.3 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term.
Rental expense for long-term leases for the three months ended September 30, 2022 and September 24, 2021 was $0.6 million and $0.7 million, respectively. Rental expense for short-term leases for the three months ended September 30, 2022 and September 24, 2021 was immaterial.
Finance leases
As of September 30, 2022, the Company had one finance lease agreement with a de minimis amount.
The following summarizes additional information related to the Company’s operating leases:

	As of September 30, 2022	As of June 24, 2022
Weighted-average remaining lease term (in years)	1.6	1.8
Weighted-average discount rate	3.4%	3.4%

The following table presents supplemental disclosure for the unaudited condensed consolidated statement of cash flows related to operating and finance leases for the three months ended September 30, 2022 and September 24, 2021:

	Three Months Ended
(in thousands)	September 30, 2022	September 24, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$641	$689
Financing cash flows from finance leases	$2	$—
ROU assets obtained in exchange for lease liabilities	$—	$38

9.    Intangibles
The following tables present details of the Company’s intangibles:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of September 30, 2022
Software	$10,718	$(7,935)	$—	$2,783
Customer relationships	4,373	(3,700)	(108)	565
Total intangibles	$15,091	$(11,635)	$(108)	$3,348

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 24, 2022
Software	$10,484	$(7,681)	$—	$2,803
Customer relationships	4,373	(3,610)	(58)	705
Backlog	119	(119)	—	—
Total intangibles	$14,976	$(11,410)	$(58)	$3,508
The Company recorded amortization expense relating to intangibles of $0.4 million for each of the three months ended September 30, 2022 and September 24, 2021.
The weighted-average remaining life of software and customer relationships was:

(years)	As of September 30, 2022	As of June 24, 2022
Software	3.7	3.8
Customer relationships	2.9	3.1
Total intangibles	3.7	3.8
Based on the carrying amount of intangibles as of September 30, 2022, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(in thousands)
2023 (remaining 9 months)	$987
2024	1,059
2025	801
2026	356
2027	135
Thereafter	10
Total	$3,348

10.    Borrowings
The Company’s total borrowings, including current and non-current portions of long-term borrowings, consisted of the following:

(in thousands of U.S. dollars)
Rate	Conditions	Maturity	As of September 30, 2022	As of June 24, 2022
Long-term borrowings, current portion, net:
Long-term borrowings, current portion			$12,188	$12,188
Less: Unamortized debt issuance costs, current portion			(32)	(32)
Long-term borrowings, current portion, net			$12,156	$12,156
Long-term borrowings, non-current portion, net:
Term loan borrowings:
3-month LIBOR +1.35% per annum (1)	Repayable in quarterly installments	June 2024	$21,327	$27,421
Less: Current portion			(12,188)	(12,188)
Less: Unamortized debt issuance costs, non-current portion			(22)	(31)
Long-term borrowings, non-current portion, net			$9,117	$15,202
(1)The Company has entered into interest rate swaps that effectively fix a series of future interest payments on its term loans. Refer to Note 6.
The movements of long-term borrowings for the three months ended September 30, 2022 and September 24, 2021 were as follows:

	Three Months Ended
(in thousands)	September 30, 2022	September 24, 2021
Opening balance	$27,421	$39,609
Repayments during the period	(6,094)	(3,047)
Closing balance	$21,327	$36,562
As of September 30, 2022, future maturities of long-term borrowings during each fiscal year were as follows:

(in thousands)
2023 (remaining nine months)	$6,093
2024	12,187
2025	3,047
Total	$21,327
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
Under the Credit Facility Agreement, on August 20, 2019, the Borrower and the Bank entered into a term loan agreement (the "Term Loan Agreement") pursuant to which the Borrower drew down on September 3, 2019 a term loan in the original principal amount of $60.9 million. The proceeds from the term loan, together with cash on hand, were used to repay outstanding obligations under the Company's previous syndicated senior credit facility agreement.

The term loan accrues interest at 3-month LIBOR plus 1.35% and is repayable in quarterly installments of $3.0 million, commencing on September 30, 2019. The term loan will mature on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be borrowed again. During the three months ended September 30, 2022, the Company recorded $0.6 million of interest expense in connection with this term loan, including the impact from interest rate swaps.
Any borrowings under the Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, and restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt-to-equity ratio of less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. As of September 30, 2022, the Company was in compliance with all of its financial covenants under the Term Loan Agreement.
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
As of September 30, 2022, there was $21.3 million outstanding under the term loan.

11.    Income taxes
As of September 30, 2022 and June 24, 2022, the liability for uncertain tax positions including accrued interest and penalties was $0.8 million and $1.6 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the expiration of statutes of limitations with respect to these positions.
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
The effective tax rate for the Company for the three months ended September 30, 2022 and September 24, 2021 was 1.1% and 1.3%, respectively, of net income. The decrease was primarily due to an increase in income not subject to tax during the first quarter of fiscal year 2023 as compared to the same period in fiscal year 2022.

12.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of the Company's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three months ended September 30, 2022 and September 24, 2021 was as follows:

	Three Months Ended
(in thousands)	September 30, 2022	September 24, 2021
Share-based compensation expense by type of award:
Restricted share units	$4,901	$4,924
Performance share units	2,822	4,368
Total share-based compensation expense	7,723	9,292
Tax effect on share-based compensation expense	—	—
Net effect on share-based compensation expense	$7,723	$9,292
Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended
(in thousands)	September 30, 2022	September 24, 2021
Cost of revenue	$1,915	$1,975
Selling, general and administrative expense	5,808	7,317
Total share-based compensation expense	$7,723	$9,292
The Company did not capitalize any share-based compensation expense as part of any asset costs during the three months ended September 30, 2022 and September 24, 2021.
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
As of September 30, 2022, there were 344,223 restricted share units outstanding, 204,016 performance share units outstanding and 1,989,573 ordinary shares available for future grant under the 2020 Plan.
As of September 30, 2022, there were 47,876 restricted share units outstanding under the 2010 Plan. No ordinary shares are available for future grant under the 2010 Plan.
On November 2, 2017, the Company adopted the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”) with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual. As of September 30, 2022, there were no awards outstanding and 111,347 ordinary shares available for future grant under the 2017 Inducement Plan.
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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2022	459,626	$75.14
Granted	122,743	$117.35
Vested	(180,824)	$64.19
Forfeited	(9,446)	$90.47
Balance as of September 30, 2022	392,099	$93.03

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 25, 2021	641,875	$55.74
Granted	137,165	$101.05
Vested	(259,533)	$50.76
Forfeited	(9,084)	$67.97
Balance as of September 24, 2021	510,423	$70.23
The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2022	285,882	$81.64
Granted	97,142	$117.35
Vested	(179,008)	$70.05
Forfeited	—	$—
Balance as of September 30, 2022	204,016	$108.81

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 25, 2021	427,028	$57.82
Granted	110,832	$101.05
Vested	(190,213)	48.65
Forfeited	(52,097)	$48.65
Balance as of September 24, 2021	295,550	$81.55
The fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.
As of September 30, 2022, there was $20.0 million and $14.9 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.9 and 1.6 years, respectively.

For the three months ended September 30, 2022 and September 24, 2021, the Company withheld an aggregate of 162,985 shares and 197,948 shares, respectively, upon the vesting of restricted share units and performance shares units, based upon the closing share price on the vesting date to settle employee tax withholding obligations. For the three months ended September 30, 2022 and September 24, 2021, the Company then remitted cash of $16.5 million and $19.1 million, respectively, to the appropriate taxing authorities and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.

13.    Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three months ended September 30, 2022, Fabrinet issued 196,847 ordinary shares upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
For the three months ended September 24, 2021, Fabrinet issued 251,798 ordinary shares upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
All such issued shares are fully paid.
Treasury shares
In August 2017, the Company’s board of directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, May 2019, August 2020 and August 2022, the Company’s board of directors approved an increase of $30.0 million, $50.0 million, $58.5 million and $78.7 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $247.2 million.
During the three months ended September 30, 2022, the Company repurchased 46,977 shares under the program at an average price per share (excluding other direct costs) of $104.28 totaling $4.9 million. As of September 30, 2022, the Company had a remaining authorization to repurchase up to $95.1 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

14.    Accumulated other comprehensive income (loss)
The changes in AOCI for the three months ended September 30, 2022 and September 24, 2021 were as follows:

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 24, 2022	$(6,018)	$(5,082)	$(803)	$(890)	$(12,793)
Other comprehensive income before reclassification adjustment	(1,553)	(2,476)	—	246	(3,783)
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	92	1,258	168	—	1,518
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$(1,461)	$(1,218)	$168	$246	$(2,265)
Balance as of September 30, 2022	$(7,479)	$(6,300)	$(635)	$(644)	$(15,058)

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 25, 2021	$308	$(4,504)	$(1,425)	$(645)	$(6,266)
Other comprehensive income before reclassification adjustment	(200)	(1,728)	—	(164)	(2,092)
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	(13)	511	198	—	696
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$(213)	$(1,217)	$198	$(164)	$(1,396)
Balance as of September 24, 2021	$95	$(5,721)	$(1,227)	$(809)	$(7,662)

15.    Commitments and contingencies
Bank guarantees
As of September 30, 2022 and June 24, 2022, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses totaling $1.4 million and $1.4 million, or Thai baht 53.0 million and 50.2 million, respectively, and an outstanding bank guarantee on behalf of the Company's subsidiary in the PRC to support the subsidiary's operations totaling Renminbi 1.0 million, which bank guarantee was backed by cash collateral of $0.1 million. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in the U.K. to support its operations.
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
As of September 30, 2022, the Company had a purchase obligation and other commitments to third parties of $1.39 billion.
Capital expenditures
As of September 30, 2022, the Company had total capital expenditure commitments to third parties of $25.9 million.
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

16.    Business segments and geographic information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s Chief Executive Officer. As of September 30, 2022, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
For the Company’s revenues by geographic region, see “Revenue by Geographic Area and End Market” in Note 3.
The following table presents long-lived assets by the country in which they are based:

(in thousands)	September 30, 2022	June 24, 2022
Long-Lived Assets:
Thailand	$244,548	$240,750
U.S.	26,234	25,938
China	18,851	19,686
Israel	3,678	4,025
U.K.	1,015	1,281
Cayman Islands	551	597
	$294,877	$292,277
Significant customers
The Company had three customers that each contributed to 10% or more of the Company's total trade accounts receivable as of September 30, 2022 and June 24, 2022.

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
•our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2023 will be in line with the portion of revenues attributable to such customers during the three months ended September 30, 2022;
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
Recent Developments Related to COVID-19
In October 2022, our subsidiary in Thailand relaxed certain precautionary measures in accordance with the termination of Thailand’s emergency decree related to COVID-19, which lowered the status of COVID-19 to a communicable disease under surveillance. Although we did not experience any significant disruptions in our operations or decrease in customer demand during the three months ended September 30, 2022, any worsening of the pandemic may result in more stringent measures being implemented by local authorities, such as shutting down our manufacturing facilities, which would have a significant negative impact on our operations.
Due to the unprecedented and unpredictable human and economic impact of the COVID-19 pandemic globally, including inflationary pressures and supply chain constraints that have emerged as the world exits the acute phase of the pandemic, and the evolving and differing national strategies for dealing with COVID-19, it is challenging to provide a forward-looking assessment. Despite uncertainty and concern about the global economy and the health of various industries, we can share some relevant perspectives as we continue to assess the impacts of COVID-19 on our business in the future:
•A significant portion of our costs is variable, which allows us to adjust manufacturing costs relatively quickly to respond to the changing demand of our customers. However, because parts and materials account for the largest portion of our costs, inflationary pressures and supply chain issues will continue to negatively affect our gross margins for the foreseeable future.
•The ongoing safety and health of our employees is and will remain a key priority. To this end, we will continue to monitor local restrictions at our facilities across the world, the administration and efficacy of vaccines and the number of new COVID-19 cases to determine whether and when additional safeguards may become necessary.
•Given our $499.8 million in cash, cash equivalents and short-term investments, and our total debt of approximately $21.3 million as of September 30, 2022, we believe we are in a solid position from a capital and financial resources perspective. We expect that current cash and cash equivalent balances and short-term investments, and cash flows generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months.
Revenues
We believe we are able to expand our relationships with existing customers and attract new customers due to, among other factors, our broad range of complex engineering and manufacturing service offerings, flexible low-cost manufacturing platform, process optimization capabilities, advanced supply chain management, excellent customer service, and experienced management team. Although we expect the prices we charge for our manufactured products to decrease over time (partly as a result of competitive market forces), we believe we will be able to continue to maintain favorable pricing for our services because of our ability to reduce cycle time, adjust our product mix by focusing on more complicated products, improve product quality and yields, and reduce material costs for the products we manufacture. We believe these capabilities have enabled us to help our OEM customers reduce their manufacturing costs while maintaining or improving the design, quality, reliability, and delivery times for their products.
We expect that disruptions in our supply chain and fluctuations in the availability of parts and materials will continue to have a significant impact on our ability to generate revenue, despite strong demand from our customers. These supply chain disruptions have been exacerbated by recent global events, such as (1) COVID-related lockdowns in China, which have caused freight and logistics issues and unforeseen delays, and (2) the armed conflict between Russia and Ukraine. While we have no significant direct business in Ukraine or Russia, the conflict has negatively impacted demand from some of our automotive customers that have other suppliers in the region. Moreover, if the facilities of our subsidiary in Fuzhou, China were to be locked down due to COVID-19, we would be negatively impacted since we and some of our customers rely on the optics components that are manufactured in such facilities. Furthermore, in some cases, our efforts to identify and secure alternative supply chain sources has resulted in our customers or their end customers requiring requalification and validation of components, a process that can often be lengthy and has negatively impacted the timing of our revenue. We expect these supply constraints to continue, and potentially worsen, for at least the next 12 months.
Revenues by Geography
We generate revenues from three geographic regions: North America, Asia-Pacific and others, and Europe. Revenues are attributed to a particular geographic area based on the bill-to-location of our customers, notwithstanding that our customers may ultimately ship their products to end customers in a different geographic region. The substantial majority of our revenues are derived from our manufacturing facilities in Asia-Pacific.
The percentage of our revenues generated from a bill-to location outside of North America decreased from 54.6% in the three months ended September 24, 2021 to 46.8% in the three months ended September 30, 2022, primarily because the increase in sales to our customers outside of North America was lower than the increase in sales to our customers in North America.
Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2023 will be in line with the portion of revenues attributable to such customers during the three months ended September 30, 2022.
The following table presents percentages of total revenues by geographic region:

	Three Months Ended
	September 30, 2022	September 24, 2021
North America	53.2%	45.4%
Asia-Pacific and others	37.9	37.9
Europe	8.9	16.7
	100.0%	100.0%
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
A second significant element of our cost of revenues is employee costs, including indirect employee costs related to design, configuration and optimization of manufacturing processes for our customers, quality testing, materials testing and other engineering services; and direct costs related to our manufacturing employees. Direct employee costs include employee salaries, insurance and benefits, merit-based bonuses, recruitment, training and retention. Historically, our employee costs have increased primarily due to increases in the number of employees necessary to support our growth and, to a lesser extent, costs to recruit, train and retain employees. Our cost of revenues is significantly impacted by salary levels in Thailand, the PRC and the United Kingdom, the fluctuation of the Thai baht, Chinese Renminbi ("RMB") and Pound Sterling ("GBP") against our functional currency, the U.S. dollar, and our ability to retain our employees. We expect our employee costs to increase as wages continue to increase in Thailand and the PRC. Wage increases may impact our ability to sustain our competitive advantage and may reduce our profit margin. We seek to mitigate these cost increases through improvements in employee productivity, employee retention and asset utilization.
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
Selling, General and Administrative Expenses
Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2023, we expect our SG&A expenses will increase compared with our fiscal year 2022 SG&A expenses, mainly due to increased employee costs.
The compensation committee of our board of directors approved a fiscal year 2023 executive incentive plan with quantitative objectives based solely on achieving certain revenue targets and non-GAAP operating margin targets for fiscal year 2023. Bonuses under the fiscal year 2023 executive incentive plan are payable after the end of fiscal year 2023. In fiscal year 2022, the compensation committee approved a fiscal year 2022 executive incentive plan with quantitative objectives that were based solely on achieving certain revenue targets and non-GAAP operating margin targets for fiscal year 2022.
Additional Financial Disclosures
Foreign Exchange
As a result of our international operations, we are exposed to foreign exchange risk arising from various currency exposures, and primarily with respect to the Thai baht. Although a majority of our total revenues is denominated in U.S. dollars, a substantial portion of our payroll plus certain other operating expenses are incurred and paid in Thai baht. The exchange rate between the Thai baht and the U.S. dollar has fluctuated substantially in recent years and may continue to fluctuate substantially in the future. We report our financial results in U.S. dollars and our results of operations have been and could in the future be negatively impacted if the Thai baht appreciates against the U.S. dollar. Smaller portions of our expenses are incurred in a variety of other currencies, including RMB, GBP, Canadian dollars, Euros, and Japanese yen, the appreciation of which may also negatively impact our financial results.

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
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of September 30, 2022			As of June 24, 2022
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	872,783	$23,022	70.4%	753,924	$21,213	64.0%
RMB	28,308	3,987	12.2	34,382	5,132	15.5
GBP	5,099	5,678	17.4	5,544	6,801	20.5
Total		$32,687	100.0%		$33,146	100.0%
Liabilities
Thai baht	2,847,513	$75,112	88.2%	2,393,112	$67,336	84.8%
RMB	55,478	7,814	9.2	61,191	9,133	11.5
GBP	1,999	2,225	2.6	2,379	2,918	3.7
Total		$85,151	100.0%		$79,387	100.0%
The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of September 30, 2022, there was $146.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 24, 2022, there was $135.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of September 30, 2022 and June 24, 2022, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of September 30, 2022 and June 24, 2022, we did not have any derivative contracts denominated in GBP.
For the three months ended September 30, 2022 and September 24, 2021, we recorded a loss of $0.2 million and $0.6 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
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
Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption on income generated from projects to manufacture certain products at our Chonburi campus is currently available to us through June 2026. Similar preferential tax treatment was available to us through June 2020 with respect to products manufactured at our Pinehurst campus Building 6. After June 2020, 50% of our income generated from products manufactured at our Pinehurst campus will be exempted from tax through June 2025. New preferential tax treatment is available to us for products manufactured at our Chonburi campus Building 9, where income generated will be tax exempt through 2030, capped at our actual investment amount. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. Currently, the corporate income tax rate for our Thai subsidiary is 20%.
The corporate income tax rates for our subsidiaries in the PRC, the U.S., the U.K. and Israel are 25%, 21%, 19% and 23%, respectively. In October 2022, the U.K. announced an increase in the corporate income tax rate from 19% to 25% effective on April 1, 2023.
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
Our critical accounting policies are disclosed in our Annual Report on Form10-K for the fiscal year ended June 24, 2022. The adoption of new accounting policies and accounting standards are disclosed in Note 2 to the unaudited condensed consolidated financial statements. There were no changes to our accounting policies.
Results of Operations
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

(in thousands)	Three Months Ended
	September 30, 2022	September 24, 2021
Revenues	$655,429	$543,322
Cost of revenues	(572,673)	(479,725)
Gross profit	82,756	63,597
Selling, general and administrative expenses	(20,565)	(20,587)
Operating income	62,191	43,010
Interest income	1,559	761
Interest expense	(391)	(36)
Foreign exchange gain (loss), net	2,085	1,772
Other income (expense), net	(141)	(260)
Income before income taxes	65,303	45,247
Income tax expense	(688)	(596)
Net income	64,615	44,651
Other comprehensive income (loss), net of tax	(2,265)	(1,396)
Net comprehensive income	$62,350	$43,255
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of revenues for the periods indicated.

	Three Months Ended
	September 30, 2022	September 24, 2021
Revenues	100.0%	100.0%
Cost of revenues	(87.4)	(88.3)
Gross profit	12.6	11.7
Selling, general and administrative expenses	(3.1)	(3.8)
Operating income	9.5	7.9
Interest income	0.3	0.1
Interest expense	(0.1)	0.0
Foreign exchange gain (loss), net	0.3	0.3
Other income (expense), net	0.0	0.0
Income before income taxes	10.0	8.3
Income tax expense	(0.1)	(0.1)
Net income	9.9	8.2
Other comprehensive income (loss), net of tax	(0.4)	(0.2)
Net comprehensive income	9.5%	8.0%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended
(in thousands of U.S. dollars)	September 30, 2022	September 24, 2021
Optical communications	$497,561	$427,301
Lasers, sensors and other	157,868	116,021
Total	$655,429	$543,322
We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.
Comparison of Three Months Ended September 30, 2022 with Three Months Ended September 24, 2021
Revenues. Our revenues increased by $112.1 million, or 20.6%, to $655.4 million for the three months ended September 30, 2022, compared with $543.3 million for the three months ended September 24, 2021. This increase was due to (1) an increase in our key customers’ demand for optical communications manufacturing services during the three months ended September 30, 2022 and (2) the positive impact of an additional week of revenue during the three months ended September 30, 2022. Revenues from optical communications products increased by $70.3 million, or 16.4%, for the three months ended September 30, 2022, compared to the same period in the prior fiscal year.
Cost of revenues. Our cost of revenues increased by $93.0 million, or 19.4%, to $572.7 million, or 87.4% of revenues, for the three months ended September 30, 2022, compared with $479.7 million, or 88.3% of revenues, for the three months ended September 24, 2021. This increase in cost of revenues on an absolute dollar basis was in line with the increase in sales volume.
Gross profit. Our gross profit increased by $19.2 million, or 30.2%, to $82.8 million, or 12.6% of revenues, for the three months ended September 30, 2022, compared with $63.6 million, or 11.7% of revenues, for the three months ended September 24, 2021. The increase was primarily due to an increase in sales volume.
SG&A expenses. Our SG&A expenses remained flat at $20.6 million, or 3.1% of revenues, for the three months ended September 30, 2022, compared with $20.6 million, or 3.8% of revenues, for the three months ended September 24, 2021.
Operating income. Our operating income increased by $19.2 million, or 44.7%, to $62.2 million, or 9.5% of revenues, for the three months ended September 30, 2022, compared with $43.0 million, or 7.9% of revenues, for the three months ended September 24, 2021. The increase was primarily due to an increase in revenues.
Interest income. Our interest income increased by $0.8 million, or 104.9%, to $1.6 million, or 0.3% of revenues, for the three months ended September 30, 2022, compared with $0.8 million, or 0.1% of revenues, for the three months ended September 24, 2021. The increase was primarily due to a higher weighted average interest rate during the three months ended September 30, 2022 compared to same period in the prior fiscal year.
Interest expense. Our interest expense increased by $0.4 million to $0.4 million or 0.1% of revenues, for the three months ended September 30, 2022, compared with $36.0 thousand for the three months ended September 24, 2021. The increase was primarily due to (1) lower interest expense capitalized of $0.3 million since we ceased interest capitalization from the completion of a new manufacturing building at our Chonburi campus in July 1, 2022, and (2) lower amortization of the fair value of interest rate swaps of $0.1 million during the three months ended September 30, 2022.
Foreign exchange gain (loss), net. We recorded foreign exchange gain, net of $2.1 million for the three months ended September 30, 2022, compared with foreign exchange gain, net of $1.8 million for the three months ended September 24, 2021. The increase in foreign exchange gain was mainly due to (1) lower unrealized loss from mark-to-market forward contracts of $0.4 million for the three months ended September 30, 2022, (2) higher unrealized gain from revaluation of currencies other than Thai baht of $0.3 million for the three months ended September 30, 2022, and (3) higher realized gain from payment/receipt of $0.3 million for the three months ended September 30, 2022, offset by (1) higher foreign exchange loss, totaling $0.6 million for the three months ended September 30, 2022 from our subsidiaries in the PRC and the U.K., and (2) lower unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $0.1 million for the three months ended September 30, 2022.
Income before income taxes. We recorded income before income taxes of $65.3 million for the three months ended September 30, 2022, compared with $45.2 million for the three months ended September 24, 2021.
Income tax expense. Our provision for income tax reflects effective tax rates of 1.1% and 1.3% for the three months ended September 30, 2022 and September 24, 2021, respectively. The decrease was primarily due to an increase in income not subject to tax during the first quarter of fiscal year 2023 as compared to the same period in fiscal year 2022.
Net income. We recorded net income of $64.6 million, or 9.9% of revenues, for the three months ended September 30, 2022, compared with $44.7 million, or 8.2% of revenues, for the three months ended September 24, 2021.
Other comprehensive income (loss). We recorded other comprehensive loss of $2.3 million, or 0.3% of revenues, for the three months ended September 30, 2022, compared with other comprehensive loss of $1.4 million, or 0.2% of revenues, for the three months ended September 24, 2021. The increase in other comprehensive loss was mainly due to higher unrealized loss from mark-to-market of available-for-sale debt securities of $1.2 million for the three months ended September 30, 2022, offset by unrealized gain from foreign currency translation adjustment of $0.4 million for the three months ended September 30, 2022.
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operations. As of September 30, 2022 and September 24, 2021, we had cash, cash equivalents, and short-term investments of $499.8 million and $528.4 million, respectively, and outstanding debt of $21.3 million and $36.6 million, respectively.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents for the three months ended September 30, 2022 and September 24, 2021, was 1.5% and 0.7%, respectively.
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
During the three months ended September 30, 2022, we repaid $6.1 million of the term loan under our credit facility agreement with the Bank of Ayudhya Public Company Limited. As a result, as of September 30, 2022, we had a long-term borrowing of $21.3 million under such credit facility agreement. (See Note 10 for further details.) We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $244.5 million as of September 30, 2022.
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

The following table shows our cash flows for the periods indicated:

	Three Months Ended
(in thousands)	September 30, 2022	September 24, 2021
Net cash provided by operating activities	$60,634	$36,911
Net cash provided by (used in) investing activities	$23,367	$(47,535)
Net cash used in financing activities	$(27,485)	$(22,112)
Net increase (decrease) in cash, cash equivalents and restricted cash	$56,516	$(32,736)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. The increase in cash provided by operating activities during the three months ended September 30, 2022 as compared to the three months ended September 24, 2021 was primarily driven by higher net income and was also affected by cash-favorable working capital changes.

Investing Activities
Investing cash flows consist primarily of investment purchases, sales, maturities, and disposals; and capital expenditures. Cash provided by investing activities was higher for the three months ended September 30, 2022 as compared to cash used in investing activities for the three months ended September 24, 2021 primarily due to fewer investment purchases, an increase in proceeds from the sale of short-term investments, and a decrease in capital expenditures, offset by a decrease in proceeds from maturities of short-term investments.

Financing Activities
Financing cash flows consist primarily of repayment of long-term debt, share repurchases, and withholding tax related to net share settlement of restricted share units. Cash used in financing activities was higher for the three months ended September 30, 2022 as compared to the three months ended September 24, 2021 primarily due to an increase in the repayment of long-term borrowings due to an additional installment from the additional week in the first quarter of fiscal year 2023 and an increase in cash paid for share repurchases, offset by a decrease in withholding tax related to net share settlement of restricted share units.
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents, restricted cash and short-term investments totaling $499.9 million and $478.5 million as of September 30, 2022 and June 24, 2022, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three months ended September 30, 2022 and September 24, 2021, our interest income would have decreased by approximately $0.1 million for both periods, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Inter-Bank Offered Rate (“LIBOR”), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the three months ended September 30, 2022 and September 24, 2021, our interest expense would have increased by approximately $0.1 million for both periods, assuming consistent borrowing levels.
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

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. Beginning December 28, 2019, we designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded unrealized loss of $0.2 million and $0.6 million for the three months ended September 30, 2022 and September 24, 2021, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $5.9 million and $5.3 million as of September 30, 2022 and June 24, 2022, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of September 30, 2022, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of September 30, 2022 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale and held-to-maturity securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
COVID-19 and Macroeconomic Environment Updates
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has, at times, resulted in travel restrictions, business closures and the institution of quarantines and other restrictions on movement in many communities.
On September 30, 2022, Thailand terminated its emergency decree related to COVID-19 which lowered the status of COVID-19 to a communicable disease under surveillance. However, the extent of the impact of COVID-19 on our future business, financial condition and operating results will depend largely on future developments, including (i) the duration and magnitude of the pandemic; (ii) the measures taken by governmental authorities and private sectors to limit the spread of COVID-19; (iii) our ability to continue providing products and services; and (iv) the effect of the pandemic and resulting global economic uncertainty and financial market volatility on our customers, all of which are highly uncertain and unpredictable. While we have updated our risk factors to reflect risks of which we are aware, additional impacts may arise that we are not aware of currently.
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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our revenues. During each of the three months ended September 30, 2022 and September 24, 2021, we had three customers that each contributed 10% or more of our revenues. Such customers together accounted for 46.0% and 48.1% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
Further, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may be exacerbated by the global economic downturn and uncertainty due to COVID-19 and subsequent adverse conditions in the credit markets, as well as the impact of the U.S.-China trade dispute. Certain of our customers have gone out of business, declared bankruptcy, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers.

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
Revenues from optical communications products represented 75.9% and 78.6% of our revenues for the three months ended September 30, 2022 and September 24, 2021, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or the economy in certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
Our quarterly revenues, gross profit margins and operating results have fluctuated significantly and may continue to do so in the future, which may cause the market price of our ordinary shares to decline or be volatile.
Our quarterly revenues, gross profit margins and operating results have fluctuated significantly and may continue to fluctuate significantly in the future. For example, any of the risks described in this “Risk Factors” section and, in particular, the following factors, could cause our revenues, gross profit margins and operating results to fluctuate from quarter to quarter:
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
Some of our customers and suppliers have in the past and may in the future experience financial difficulty, particularly in light of the global economic downturn and uncertainty due to COVID-19 and subsequent adverse conditions in the credit markets that have affected access to capital and liquidity. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. If our suppliers experience financial difficulty, we could have trouble sourcing materials necessary to fulfill production requirements and meet scheduled shipments. Any such financial difficulty could adversely affect our operating results and financial condition by resulting in a reduction in our revenues, a charge for inventory write-offs, a provision for doubtful accounts, and larger working capital requirements due to increased days in inventory and days in accounts receivable.
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. As of September 30, 2022, the U.S. dollar had appreciated approximately 20.2% against the Thai baht since September 25, 2020. While we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of September 30, 2022, the U.S. dollar had appreciated approximately 4.3% against the RMB since September 25, 2020. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of September 30, 2022, the U.S. dollar had appreciated approximately 14.6% against the GBP since September 25, 2020. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 46.8% and 54.6% of our revenues for the three months ended September 30, 2022 and September 24, 2021, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
Natural disasters, epidemics (including COVID-19), acts of terrorism and political and economic developments could harm our business, financial condition and operating results.
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
In some countries in which we operate, including the PRC, the U.S., the U.K. and Thailand, outbreaks of infectious diseases such as COVID-19, H1N1 influenza virus, severe acute respiratory syndrome or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. For example, our facility in Fuzhou, the PRC, which manufactures custom optics components, was not permitted to resume operations for a period of two weeks in February 2020 due to the outbreak of COVID-19, which negatively affected our revenues for the three months ended March 27, 2020. In addition, we and some of our suppliers and customers in the PRC experienced labor shortages during the three months ended March 27, 2020 due to travel restrictions imposed by the Chinese government. We continue to take precautionary measures including leaves of absence for affected employees and their close contacts, stringent contact tracing, enhanced safe distancing measures, and arrangements for the vaccination of our employees in Thailand. Although we did not experience any significant disruptions in our operations or decrease in customer demand during the three months ended September 30, 2022, any worsening of the pandemic may result in more stringent measures being implemented by local authorities, such as shutting down our manufacturing facilities, which would have a significant negative impact on our operations.

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
Financial Risks
Unfavorable worldwide economic conditions (including inflation and supply chain disruptions), may negatively affect our business, financial condition and operating results.
The global economic downturn and uncertainty due to the effects of COVID-19 and subsequent volatility and adverse conditions in the capital and credit markets have negatively affected levels of business and consumer spending, heightening concerns about the likelihood of a global recession and potential default of various national bonds and debt backed by individual countries. Such developments, as well as the politics impacting these, could adversely affect our financial results. In particular, the economic disruption caused by COVID-19 has led to reduced demand in some of our customers’ optical communications product portfolios and significant volatility in global stock markets and currency exchange rates. Uncertainty about worldwide economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values, which could adversely affect our business, financial condition and operating results and increase the volatility of our share price. In addition, our ability to access capital markets may be restricted, which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our business, financial condition and operating results.
Inflation has also risen globally to historically high levels. If the inflation rate continues to increase, the costs of labor and other expenses could also increase. There is no assurance that our revenues will increase at the same rate to maintain the same level of profitability. Inflation and government efforts to combat inflation, such as raising the benchmark interest rate, could increase market volatility and have an adverse effect on the financial market and global economy. In addition, we expect that disruptions in our supply chain and fluctuations in the availability of parts and materials will continue to have a significant impact on our ability to generate revenue, despite strong demand from our customers. These supply chain disruptions have been exacerbated by recent global events, such as (1) COVID-related lockdowns in China, which have caused freight and logistics issues and unforeseen delays, and (2) the armed conflict between Russia and Ukraine. Such adverse conditions could negatively impact demand for our products, which could adversely affect our business, financial condition and operating results.
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of September 30, 2022 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 30, 2022, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of September 30, 2022, our U.S. federal and state tax returns remain open to examination for the tax years 2017 through 2020. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2015 through 2021. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability. For example, in connection with the conclusion of the audit of our U.S. federal and state tax returns for the tax years 2016 and 2017, we incurred additional taxes, interest and penalties.
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
Preferential tax treatment from the Thai government in the form of a corporate tax exemption on income generated from projects to manufacture certain products at our Chonburi campus is available to us through June 2026. Similar preferential tax treatment was available to us through June 2020 with respect to products manufactured at our Pinehurst campus. After June 2020, 50% of our income generated from products manufactured at our Pinehurst campus will be exempted from tax through June 2025. New preferential tax treatment is available to us for products manufactured at our Chonburi campus Building 9, where income generated will be tax exempt through 2030, capped at our actual investment amount. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations.

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
Our revenues, expenses and results of operations have fluctuated in the past and are likely to do so in the future from quarter-to-quarter and year-to-year due to the risk factors described in this section and elsewhere in this Quarterly Report on Form 10-Q. In addition to market and industry factors, the price and trading volume of our ordinary shares may fluctuate in response to a number of events and factors relating to us, our competitors, our customers and the markets we serve, many of which are beyond our control. Factors such as variations in our total revenues, earnings and cash flow, announcements of new investments or acquisitions, changes in our pricing practices or those of our competitors, commencement or outcome of litigation, sales of ordinary shares by us or our principal shareholders, fluctuations in market prices for our services and general market conditions could cause the market price of our ordinary shares to change substantially. Any of these factors may result in large and sudden changes in the volume and price at which our ordinary shares trade. Volatility and weakness in our share price could mean that investors may not be able to sell their shares at or above the prices they paid and could also impair our ability in the future to offer our ordinary shares or convertible securities as a source of additional capital and/or as consideration in the acquisition of other businesses.
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
Based upon estimates of the value of our assets, which are based in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for the taxable year 2022 or for the foreseeable future. However, despite our expectations, we cannot guarantee that we will not become a PFIC for the taxable year 2022 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we become a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations as well as burdensome reporting requirements.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
June 25, 2022 – July 29, 2022	—	$—	—	$21,259,334
July 30, 2022 – August 26, 2022	14,100	$111.63	14,100	$98,426,081
August 27, 2022 – September 30, 2022	32,877	$101.14	32,877	$95,101,004
Total	46,977		46,977

(1) On August 18, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. In February 2018, May 2019, August 2020 and August 2022, we announced that our board of directors approved increases of $30.0 million, $50.0 million, $58.5 million and $78.7 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $247.2 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. During the three months ended September 30, 2022, repurchases under our share repurchase program were made in accordance with Rule 10b-18, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1. During the three months ended September 30, 2022, 46,977 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $104.28, for an aggregate purchase price of $4.9 million. As of September 30, 2022, we had a remaining authorization to repurchase up to $95.1 million worth of our ordinary shares.

ITEMS 3, 4 and 5 are not applicable and have been omitted.
ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

10.1	Change in Control and Severance Agreement, dated February 26, 2019, as amended effective August 10, 2022, by and between Seamus Grady and Fabrinet

10.2	Letter agreement, dated August 10, 2022, regarding amendment of Seamus Grady’s Fiscal 2022 Performance-Based RSU Awards

10.3	Letter agreement, dated August 10, 2022, regarding amendment of Harpal Gill’s Fiscal 2022 Performance-Based RSU Awards

10.4	Description of Fiscal 2023 Executive Incentive Plan	8-K, Item 5.02	N/A	August 15, 2022

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2022.

FABRINET

By:	/s/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)