Form 10-Q
period 2022-12-30
Fabrinet
filed 2023-02-07
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 27, 2023, the registrant had 36,608,619 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM 10-Q
QUARTER ENDED DECEMBER 30, 2022

Page No.
RISK FACTORS SUMMARY	3
PART I. FINANCIAL INFORMATION	5

Item 1. Financial Statements	5

Condensed Consolidated Balance Sheets as of December 30, 2022 and June 24, 2022 (unaudited)	5

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 30, 2022 and December 24, 2021 (unaudited)	6

Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended December 30, 2022 and December 24, 2021 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the six months ended December 30, 2022 and December 24, 2021 (unaudited)	9

Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	43

PART II. OTHER INFORMATION	44

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 6. Exhibits	62

Signature	63

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

•Unfavorable worldwide economic conditions (including inflation and supply chain disruptions) may negatively affect our business, financial condition and operating results.

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	December 30, 2022	June 24, 2022
Assets
Current assets
Cash and cash equivalents	$250,829	$197,996
Short-term restricted cash	—	220
Short-term investments	276,778	280,157
Trade accounts receivable, net of allowance for doubtful accounts of $1,521 and $1,271, respectively	520,024	439,330
Contract assets	13,578	13,464
Inventories	536,536	557,145
Prepaid expenses	9,483	11,626
Other current assets	40,543	25,233
Total current assets	1,647,771	1,525,171
Non-current assets
Long-term restricted cash	—	149
Property, plant and equipment, net	302,282	292,277
Intangibles, net	3,319	3,508
Operating right-of-use assets	2,805	4,084
Deferred tax assets	11,212	9,800
Other non-current assets	635	652
Total non-current assets	320,253	310,470
Total Assets	$1,968,024	$1,835,641
Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$12,156	$12,156
Trade accounts payable	438,475	439,684
Fixed assets payable	18,920	9,085
Contract liabilities	3,636	1,982
Operating lease liabilities, current portion	2,005	2,319
Income tax payable	2,470	2,898
Accrued payroll, bonus and related expenses	21,940	20,374
Accrued expenses	22,465	24,758
Other payables	27,528	25,231
Total current liabilities	549,595	538,487
Non-current liabilities
Long-term borrowings, non-current portion, net	6,078	15,202
Deferred tax liability	5,934	6,001
Operating lease liability, non-current portion	476	1,476
Severance liabilities	20,335	18,384
Other non-current liabilities	1,475	2,409
Total non-current liabilities	34,298	43,472
Total Liabilities	583,893	581,959
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of December 30, 2022 and June 24, 2022)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,251,581 shares and 39,048,700 shares issued at December 30, 2022 and June 24, 2022, respectively; and 36,590,939 shares and 36,436,683 shares outstanding at December 30, 2022 and June 24, 2022, respectively)	393	390
Additional paid-in capital	194,366	196,667
Less: Treasury shares (2,660,642 shares and 2,612,017 shares as of December 30, 2022 and June 24, 2022, respectively)	(152,362)	(147,258)
Accumulated other comprehensive income (loss)	(2,714)	(12,793)
Retained earnings	1,344,448	1,216,676
Total Shareholders’ Equity	1,384,131	1,253,682
Total Liabilities and Shareholders’ Equity	$1,968,024	$1,835,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(in thousands of U.S. dollars, except per share data)	December 30, 2022	December 24, 2021	December 30, 2022	December 24, 2021
Revenues	$668,656	$566,633	$1,324,085	$1,109,955
Cost of revenues	(583,441)	(497,262)	(1,156,114)	(976,987)
Gross profit	85,215	69,371	167,971	132,968
Selling, general and administrative expenses	(18,930)	(17,791)	(39,495)	(38,378)
Expenses related to reduction in workforce	—	(135)	—	(135)
Operating income	66,285	51,445	128,476	94,455
Interest income	2,334	295	3,893	1,056
Interest expense	(389)	(238)	(780)	(274)
Foreign exchange gain (loss), net	(3,904)	(364)	(1,819)	1,408
Other income (expense), net	(68)	(1,055)	(209)	(1,315)
Income before income taxes	64,258	50,083	129,561	95,330
Income tax expense	(1,101)	(1,204)	(1,789)	(1,800)
Net income	63,157	48,879	127,772	93,530
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	1,183	(947)	(278)	(1,160)
Change in net unrealized gain (loss) on derivative instruments	11,188	3,294	9,970	2,077
Change in net retirement benefits plan – prior service cost	57	126	225	324
Change in foreign currency translation adjustment	(84)	—	162	(164)
Total other comprehensive income (loss), net of tax	12,344	2,473	10,079	1,077
Net comprehensive income	$75,501	$51,352	$137,851	$94,607
Earnings per share
Basic	$1.73	$1.32	$3.50	$2.53
Diluted	$1.71	$1.30	$3.47	$2.50
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	36,589	37,017	36,558	36,947
Diluted	36,939	37,552	36,848	37,440

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended December 30, 2022

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at September 30, 2022	39,245,547	$392	$187,899	$(152,158)	$(15,058)	$1,281,291	$1,302,366
Net income	—	—	—	—	—	63,157	63,157
Other comprehensive income (loss)	—	—	—	—	12,344	—	12,344
Share-based compensation	—	—	6,775	—	—	—	6,775
Issuance of ordinary shares	6,034	1	(1)	—	—	—	—
Repurchase of 1,648 shares held as treasury shares	—	—		(204)	—	—	(204)
Tax withholdings related to net share settlement of restricted share units	—	—	(307)	—	—	—	(307)
Balances at December 30, 2022	39,251,581	$393	$194,366	$(152,362)	$(2,714)	$1,344,448	$1,384,131
For the Six Months Ended December 30, 2022

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 24, 2022	39,048,700	$390	$196,667	$(147,258)	$(12,793)	$1,216,676	$1,253,682
Net income	—	—	—	—	—	127,772	127,772
Other comprehensive income (loss)	—	—	—	—	10,079	—	10,079
Share-based compensation	—	—	14,498	—	—	—	14,498
Issuance of ordinary shares	202,881	3	(3)	—	—	—	—
Repurchase of 48,625 shares held as treasury shares	—	—	—	(5,104)	—	—	(5,104)
Tax withholdings related to net share settlement of restricted share units	—	—	(16,796)	—	—	—	(16,796)
Balances at December 30, 2022	39,251,581	$393	$194,366	$(152,362)	$(2,714)	$1,344,448	$1,384,131

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended December 24, 2021

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at September 24, 2021	39,000,843	$390	$179,670	$(87,343)	$(7,662)	$1,060,947	$1,146,002
Net income	—	—	—	—	—	48,879	48,879
Other comprehensive income (loss)	—	—	—	—	2,473	—	2,473
Share-based compensation	—	—	6,686	—	—	—	6,686
Issuance of ordinary shares	8,153	—	—	—	—	—	—
Repurchase of 38,269 shares held as treasury shares	—	—	—	(4,433)	—	—	(4,433)
Tax withholdings related to net share settlement of restricted share units	—	—	(416)	—	—	—	(416)
Balances at December 24, 2021	39,008,996	$390	$185,940	$(91,776)	$(5,189)	$1,109,826	$1,199,191
For the Six Months Ended December 24, 2021

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 25, 2021	38,749,045	$388	$189,445	$(87,343)	$(6,266)	$1,016,296	$1,112,520
Net income	—	—	—	—	—	93,530	93,530
Other comprehensive income (loss)	—	—	—	—	1,077	—	1,077
Share-based compensation	—	—	15,978	—	—	—	15,978
Issuance of ordinary shares	259,951	2	(2)	—	—	—	—
Repurchase of 38,269 shares held as treasury shares	—	—	—	(4,433)	—	—	(4,433)
Tax withholdings related to net share settlement of restricted share units	—	—	(19,481)	—	—	—	(19,481)
Balances at December 24, 2021	39,008,996	$390	$185,940	$(91,776)	$(5,189)	$1,109,826	$1,199,191
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(in thousands of U.S. dollars)	December 30, 2022	December 24, 2021
Cash flows from operating activities
Net income for the period	$127,772	$93,530
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,596	19,114
(Gain) loss on disposal and impairment of property, plant and equipment	(337)	(135)
(Gain) loss from sales and maturities of available-for-sale securities	92	(13)
Amortization of discount (premium) of short-term investment	565	2,079
Amortization of deferred debt issuance costs	16	16
(Reversal of) allowance for doubtful accounts	251	(30)
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	3,086	(673)
Amortization of fair value at hedge inception of interest rate swaps	(346)	(513)
Share-based compensation	14,498	15,978
Deferred income tax	(1,338)	(986)
Other non-cash expenses	(321)	268
Changes in operating assets and liabilities
Trade accounts receivable	(79,831)	(48,046)
Contract assets	(114)	(1,270)
Inventories	20,475	(62,740)
Other current assets and non-current assets	(11,946)	(5,568)
Trade accounts payable	(4,176)	44,078
Contract liabilities	1,654	214
Income tax payable	(577)	(1,323)
Severance liabilities	1,269	1,708
Other current liabilities and non-current liabilities	12,812	1,880
Net cash provided by operating activities	105,100	57,568
Cash flows from investing activities
Purchase of short-term investments	(74,482)	(78,786)
Proceeds from sales of short-term investments	30,000	19,463
Proceeds from maturities of short-term investments	46,925	57,721
Purchase of property, plant and equipment	(23,643)	(51,917)
Purchase of intangibles	(412)	(446)
Proceeds from disposal of property, plant and equipment	32	188
Net cash used in investing activities	(21,580)	(53,777)
Cash flows from financing activities
Repayment of long-term borrowings	(9,140)	(6,094)
Repayment of finance lease liability	(5)	—
Repurchase of ordinary shares	(5,104)	(4,198)
Withholding tax related to net share settlement of restricted share units	(16,796)	(19,481)
Net cash used in financing activities	(31,045)	(29,773)
Net increase (decrease) in cash, cash equivalents and restricted cash	$52,475	$(25,982)
Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at the beginning of period	$198,365	$303,123
Increase (decrease) in cash, cash equivalents and restricted cash	52,475	(25,982)
Effect of exchange rate on cash, cash equivalents and restricted cash	(11)	(296)
Cash, cash equivalents and restricted cash at the end of period	$250,829	$276,845
Non-cash investing and financing activities
Construction, software and equipment-related payables	$18,920	$28,740

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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(in thousands of U.S. dollars)	As of December 30, 2022	As of December 24, 2021
Cash and cash equivalents	$250,829	$276,531
Restricted cash	—	314
Cash, cash equivalents and restricted cash	$250,829	$276,845

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

2.    Accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of December 30, 2022 and for the three and six months ended December 30, 2022 and December 24, 2021 include normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or "GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 24, 2022.
The balance sheet as of June 24, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three and six months ended December 30, 2022 may not be indicative of results for the year ending June 30, 2023 or any future periods.
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

Fiscal years
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended December 30, 2022 and December 24, 2021 consisted of 13 weeks. The six months ended December 30, 2022 and December 24, 2021 consisted of 27 weeks and 26 weeks, respectively. Fiscal year 2023 will comprise 53 weeks and will end on June 30, 2023.
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
The following table presents total revenues by geographic region:

(in thousands, except percentages)	Three Months Ended December 30, 2022	As a % of Total Revenues	Six Months Ended December 30, 2022	As a % of Total Revenues
North America
U.S.	$319,918		$664,998
Others (1)	4,033		7,657
Total revenue in North America	323,951	48.5%	672,655	50.8%
Asia-Pacific and others
India	82,178		162,211
Israel	59,893		97,170
Malaysia	50,390		99,714
Hong Kong	39,723		72,195
China	26,480		49,544
Thailand	16,098		28,714
Japan	11,737		22,085
Others	1,901		5,061
Total revenue in Asia-Pacific and others	288,400	43.1%	536,694	40.5%
Europe
U.K.	30,316		63,148
Germany	13,129		26,443
Ireland (2)	143		262
Others	12,717		24,883
Total revenue in Europe	$56,305	8.4%	$114,736	8.7%
Total revenue	$668,656	100.0%	$1,324,085	100.0%

(in thousands, except percentages)	Three Months Ended December 24, 2021	As a % of Total Revenues	Six Months Ended December 24, 2021	As a % of Total Revenues
North America
U.S.	$243,720		$488,994
Others (1)	3,557		4,873
Total revenue in North America	247,277	43.6%	493,867	44.5%
Asia-Pacific and others
India	74,121		139,054
Malaysia	60,369		112,118
Hong Kong	23,206		44,237
Israel	22,801		50,434
Japan	15,832		30,809
China	14,146		27,781
Others	11,565		23,790
Total revenue in Asia-Pacific and others	222,040	39.2%	428,223	38.6%
Europe
Ireland (2)	54,900		104,384
U.K.	22,941		42,519
Germany	8,985		17,410
Others	10,490		23,552
Total revenue in Europe	$97,316	17.2%	$187,865	16.9%
Total revenue	$566,633	100.0%	$1,109,955	100.0%
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each year presented is $0.
(2)Due to change in bill-to-location for a certain customer.
The following table presents revenues by end market:

(in thousands, except percentages)	Three Months Ended December 30, 2022	As a % of Total Revenues	Six Months Ended December 30, 2022	As a % of Total Revenues
Optical communications	$506,056	75.7%	$1,003,617	75.8%
Lasers, sensors and other	162,600	24.3%	320,468	24.2%
Total	$668,656	100.0%	$1,324,085	100.0%

(in thousands, except percentages)	Three Months Ended December 24, 2021	As a % of Total Revenues	Six Months Ended December 24, 2021	As a % of Total Revenues
Optical communications	$450,783	79.6%	$878,084	79.1%
Lasers, sensors and other	115,850	20.4%	231,871	20.9%
Total	$566,633	100.0%	$1,109,955	100.0%

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
The following tables summarize the activity in the Company’s contract assets and contract liabilities during the six months ended December 30, 2022:

(in thousands)	Contract Assets
Beginning balance, June 24, 2022	$13,464
Revenue recognized	31,601
Amounts collected or invoiced	(31,487)
Ending balance, December 30, 2022	$13,578

(in thousands)	Contract Liabilities
Beginning balance, June 24, 2022	$1,982
Advance payment received during the period	12,515
Revenue recognized	(10,861)
Ending balance, December 30, 2022	$3,636

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
Earnings per ordinary share was calculated as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	December 30, 2022	December 24, 2021	December 30, 2022	December 24, 2021
Net income attributable to shareholders	$63,157	$48,879	$127,772	$93,530
Weighted-average number of ordinary shares outstanding	36,589	37,017	36,558	36,947
Incremental shares arising from the assumed vesting of restricted share units and performance share units	350	535	290	493
Weighted-average number of ordinary shares for diluted earnings per ordinary share	36,939	37,552	36,848	37,440
Basic earnings per ordinary share	$1.73	$1.32	$3.50	$2.53
Diluted earnings per ordinary share	$1.71	$1.30	$3.47	$2.50

5.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments are as follows:

			Fair Value
(in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of December 30, 2022
Cash	$236,504	$—	$236,504	$—	$—
Cash equivalents	14,325	—	14,325	—	—
Liquidity funds	30,127	—	—	—	30,127
Corporate debt securities	242,902	(5,991)	—	236,911	—
U.S. agency and U.S. treasury securities	10,045	(305)	—	9,740	—
Total	$533,903	$(6,296)	$250,829	$246,651	$30,127
As of June 24, 2022
Cash	$187,630	$—	$187,630	$—	$—
Cash equivalents	10,367	(1)	10,366	—	—
Liquidity funds	31,477	—	—	—	31,477
Corporate debt securities	234,689	(5,671)	—	229,018	—
U.S. agency and U.S. treasury securities	20,007	(345)	—	19,662	—
Total	$484,170	$(6,017)	$197,996	$248,680	$31,477

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
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale securities based on stated effective maturities as of December 30, 2022 and June 24, 2022:

	December 30, 2022		June 24, 2022
(in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$102,598	$102,106	$101,976	$101,400
Due between one to five years	180,476	174,672	184,197	178,757
Total	$283,074	$276,778	$286,173	$280,157

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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of December 30, 2022
Assets
Cash equivalents	$—	$14,325		$—	$14,325
Liquidity funds	—	30,127		—	30,127
Corporate debt securities	—	236,911		—	236,911
U.S. agency and U.S. treasury securities	—	9,740		—	9,740
Derivative assets – current portion	—	5,835	(1)	—	5,835
Derivative assets – non-current portion	—	37	(2)	—	37
Total	$—	$296,975		$—	$296,975
Liabilities
Derivative liabilities – current portion	$—	$(764)		$—	$(764)
Total	$—	$(764)	(3)	$—	$(764)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 24, 2022
Assets
Cash equivalents	$—	$10,366		$—	$10,366
Liquidity funds	—	31,477		—	31,477
Corporate debt securities	—	229,018		—	229,018
U.S. agency and U.S. treasury securities	—	19,662		—	19,662
Derivative assets – current portion	—	110	(4)	—	110
Total	$—	$290,633		$—	$290,633
Liabilities
Derivative liabilities – current portion	$—	$(7,345)		$—	$(7,345)
Derivative liabilities – non-current portion	—	(234)		—	(234)
Total	$—	$(7,579)	(5)	$—	$(7,579)
(1)Foreign currency forward contracts with an aggregate notional amount of $126.0 million and an interest rate swap agreement with a notional amount of $64.2 million.
(2)Interest rate swap agreement with notional amount of $60.9 million.
(3)Foreign currency forward contracts with an aggregate notional amount of $4.0 million and 0.8 million Canadian dollars and an interest rate swap agreement with a notional amount of $60.9 million.
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
As of December 30, 2022, the Company had 130 outstanding U.S. dollar foreign currency forward contracts against Thai baht, with an aggregate notional amount of $130.0 million and maturity dates ranging from January 2023 through July 2023 and one outstanding Canadian dollar foreign currency forward contract with an aggregate notional amount of 0.8 million Canadian dollars and a maturity date in March 2023.
As of June 24, 2022, the Company had 135 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $135.0 million and maturity dates ranging from July 2022 through January 2023, and one foreign currency contract with a notional amount of 0.5 million Canadian dollars and with a maturity date in September 2022.
As of December 30, 2022, the hedging relationship over foreign currency forward contracts that were designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of December 30, 2022, the amount in accumulated other comprehensive income (“AOCI”) that is expected to be reclassified into earnings within 12 months was a gain of $4.7 million.
As of June 24, 2022, the hedging relationship over foreign currency forward contracts that were designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. As of June 24, 2022, the amount in AOCI that is expected to be reclassified into earnings within 12 months was a loss of $4.8 million.
During the three and six months ended December 30, 2022, the Company included an unrealized gain of $4.2 million and $4.0 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
During the three and six months ended December 24, 2021, the Company included an unrealized gain of $1.1 million and $0.5 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.

Interest Rate Swap Agreements
The Company entered into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of December 30, 2022 and June 24, 2022, the Company had two outstanding interest rate swap agreements with an aggregate notional amount of $125.1 million.
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
As of December 30, 2022, the amount in AOCI that is expected to be reclassified into earnings within 12 months was a gain of $0.1 million.
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

The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended		Six Months Ended
(in thousands)	Financial statements line item	December 30, 2022	December 24, 2021	December 30, 2022	December 24, 2021
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income	$14,754	$3,685	$11,762	$1,549
Interest rate swaps	Other comprehensive income	310	595	826	1,003
Total derivatives gain (loss) recognized in other comprehensive income (loss)		$15,064	$4,280	$12,588	$2,552
Derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings:
Foreign currency forward contracts	Cost of revenues	$5,534	$2,984	$9,328	$5,099
Foreign currency forward contracts	SG&A	230	124	390	212
Foreign currency forward contracts	Foreign exchange loss, net	(9,485)	(3,849)	(11,990)	(5,273)
Interest rate swaps	Interest expense	(155)	(245)	(346)	(513)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings		$(3,876)	$(986)	$(2,618)	$(475)
Change in net unrealized gain (loss) on derivatives instruments		$11,188	$3,294	$9,970	$2,077
Fair Value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	December 30, 2022		June 24, 2022
(in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$683	$(39)	$—	$(1,561)
Derivatives designated as hedging instruments
Foreign currency forward contracts	4,725	—	—	(4,821)
Interest rate swaps	464	(725)	110	(1,197)
Derivatives, gross balances	$5,872	$(764)	$110	$(7,579)

The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets, Other non-current assets
Fair Value of Derivative Liabilities	Accrued expenses, Other non-current liabilities

7.    Inventories

(in thousands)	As of December 30, 2022	As of June 24, 2022
Raw materials	$187,005	$275,730
Work in progress	294,453	217,638
Finished goods	24,238	15,203
Goods in transit	30,840	48,574
Total inventories	$536,536	$557,145

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
Operating leases
As of December 30, 2022, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
2023 (remaining six months)	$1,236
2024	1,297
2025	49
Total undiscounted lease payments	2,582
Less imputed interest	(101)
Total present value of lease liabilities	$2,481	(1)
(1)Includes current portion of operating lease liabilities of $2.0 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term.
Rental expense for long-term leases for the three and six months ended December 30, 2022 was $0.6 million and $1.2 million, respectively, and for the three and six ended December 24, 2021 was $0.7 million and $1.4 million, respectively. Rental expense for short-term leases for the three and six months ended December 30, 2022 and December 24, 2021 was immaterial.
Finance leases
As of December 30, 2022, the Company had one finance lease agreement with a de minimis amount.
The following summarizes additional information related to the Company’s operating leases:

	As of December 30, 2022	As of June 24, 2022
Weighted-average remaining lease term (in years)	1.4	1.8
Weighted-average discount rate	3.5%	3.4%
The following table presents supplemental disclosure for the unaudited condensed consolidated statement of cash flows related to operating and finance leases for the three and six months ended December 30, 2022 and December 24, 2021:

	Three Months Ended		Six Months Ended
(in thousands)	December 30, 2022	December 24, 2021	December 30, 2022	December 24, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$661	$709	$1,302	$1,398
Financing cash flows from finance leases	$3	$—	$5	$—
ROU assets obtained in exchange for lease liabilities	$69	$—	$69	$38

9.    Intangibles
The following tables present details of the Company’s intangibles:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of December 30, 2022
Software	$11,046	$(8,262)	$—	$2,784
Customer relationships	4,373	(3,784)	(54)	535
Total intangibles	$15,419	$(12,046)	$(54)	$3,319

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 24, 2022
Software	$10,484	$(7,681)	$—	$2,803
Customer relationships	4,373	(3,610)	(58)	705
Backlog	119	(119)	—	—
Total intangibles	$14,976	$(11,410)	$(58)	$3,508
The Company recorded amortization expense relating to intangibles of $0.4 million for each of the three months ended December 30, 2022 and December 24, 2021, and $0.8 million for each of the six months ended December 30, 2022 and December 24, 2021.
The weighted-average remaining life of software and customer relationships was:

(years)	As of December 30, 2022	As of June 24, 2022
Software	3.4	3.8
Customer relationships	2.8	3.1
Total intangibles	3.5	3.8
Based on the carrying amount of intangibles as of December 30, 2022, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(in thousands)
2023 (remaining six months)	$666
2024	1,201
2025	725
2026	508
2027	192
Thereafter	27
Total	$3,319

10.    Borrowings
The Company’s total borrowings, including current and non-current portions of long-term borrowings, consisted of the following:

(in thousands of U.S. dollars)
Rate	Conditions	Maturity	As of December 30, 2022	As of June 24, 2022
Long-term borrowings, current portion, net:
Long-term borrowings, current portion			$12,188	$12,188
Less: Unamortized debt issuance costs, current portion			(32)	(32)
Long-term borrowings, current portion, net			$12,156	$12,156
Long-term borrowings, non-current portion, net:
Term loan borrowings:
3-month LIBOR +1.35% per annum (1)	Repayable in quarterly installments	June 2024	$18,281	$27,421
Less: Current portion			(12,188)	(12,188)
Less: Unamortized debt issuance costs, non-current portion			(15)	(31)
Long-term borrowings, non-current portion, net			$6,078	$15,202
(1)The Company has entered into interest rate swaps that effectively fix a series of future interest payments on its term loans. Refer to Note 6.
The movements of long-term borrowings for the six months ended December 30, 2022 and December 24, 2021 were as follows:

	Six Months Ended
(in thousands)	December 30, 2022	December 24, 2021
Opening balance	$27,421	$39,609
Repayments during the period	(9,140)	(6,094)
Closing balance	$18,281	$33,515
As of December 30, 2022, future maturities of long-term borrowings during each fiscal year were as follows:

(in thousands)
2023 (remaining six months)	$6,094
2024	12,187
Total	$18,281
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
The term loan accrues interest at 3-month LIBOR plus 1.35% and is repayable in quarterly installments of $3.0 million, commencing on September 30, 2019. The term loan will mature on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be borrowed again. During the three and six months ended December 30, 2022, the Company recorded $0.5 million and $1.1 million, respectively, of interest expense in connection with this term loan, including the impact from interest rate swaps.
Any borrowings under the Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, and restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt-to-equity ratio of less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. As of December 30, 2022, the Company was in compliance with all of its financial covenants under the Term Loan Agreement.
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
As of December 30, 2022, there was $18.3 million outstanding under the term loan.

11.    Income taxes
As of December 30, 2022 and June 24, 2022, the liability for uncertain tax positions including accrued interest and penalties was $0.8 million and $1.6 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the expiration of statutes of limitations with respect to these positions.
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
The effective tax rate for the Company for the three months ended December 30, 2022 and December 24, 2021 was 1.7% and 2.4%, respectively, of net income. The decrease was primarily due to an increase in income not subject to tax during the second quarter of fiscal year 2023 as compared to the same period in fiscal year 2022.
The effective tax rate for the Company for the six months ended December 30, 2022 and December 24, 2021 was 1.4% and 1.9%, respectively, of net income. The decrease was primarily due to an increase in income not subject to tax during the first half of fiscal year 2023 as compared to the same period in fiscal year 2022.

12.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of the Company's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three and six months ended December 30, 2022 and December 24, 2021 was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	December 30, 2022	December 24, 2021	December 30, 2022	December 24, 2021
Share-based compensation expense by type of award:
Restricted share units	$3,999	$3,671	$8,900	$8,595
Performance share units	2,776	3,015	5,598	7,383
Total share-based compensation expense	6,775	6,686	14,498	15,978
Tax effect on share-based compensation expense	—	—	—	—
Net effect on share-based compensation expense	$6,775	$6,686	$14,498	$15,978
Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended		Six Months Ended
(in thousands)	December 30, 2022	December 24, 2021	December 30, 2022	December 24, 2021
Cost of revenue	$1,660	$1,421	$3,576	$3,396
Selling, general and administrative expense	5,115	5,265	10,922	12,582
Total share-based compensation expense	$6,775	$6,686	$14,498	$15,978
The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and six months ended December 30, 2022 and December 24, 2021.
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
As of December 30, 2022, there were 362,057 restricted share units outstanding, 204,016 performance share units outstanding and 1,963,486 ordinary shares available for future grant under the 2020 Plan.
As of December 30, 2022, there were 41,996 restricted share units outstanding under the 2010 Plan. No ordinary shares are available for future grant under the 2010 Plan.
On November 2, 2017, the Company adopted the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”) with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual. As of December 30, 2022, there were no awards outstanding and 111,347 ordinary shares available for future grant under the 2017 Inducement Plan.
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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2022	459,626	$75.14
Granted	148,830	$119.14
Vested	(189,375)	$64.23
Forfeited	(15,028)	$89.86
Balance as of December 30, 2022	404,053	$95.91

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 25, 2021	641,875	$55.74
Granted	154,893	$102.70
Vested	(271,396)	$50.74
Forfeited	(18,101)	$68.49
Balance as of December 24, 2021	507,271	$72.29
The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2022	285,882	$81.64
Granted	97,142	$117.35
Vested	(179,008)	$70.05
Forfeited	—	$—
Balance as of December 30, 2022	204,016	$108.81

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 25, 2021	427,028	$57.82
Granted	110,832	$101.05
Vested	(190,213)	48.65
Forfeited	(52,097)	$48.65
Balance as of December 24, 2021	295,550	$81.55
The fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.

As of December 30, 2022, there was $18.7 million and $12.2 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.7 and 1.3 years, respectively.
For the six months ended December 30, 2022 and December 24, 2021, the Company withheld an aggregate of 165,502 shares and 201,658 shares, respectively, upon the vesting of restricted share units and performance shares units, based upon the closing share price on the vesting date to settle employee tax withholding obligations. For the six months ended December 30, 2022 and December 24, 2021, the Company then remitted cash of $16.8 million and $19.5 million, respectively, to the appropriate taxing authorities and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.

13.    Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three and six months ended December 30, 2022, Fabrinet issued 6,034 and 202,881 ordinary shares, respectively, upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
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
During the six months ended December 30, 2022, the Company repurchased 48,625 shares under the program at an average price per share (excluding other direct costs) of $104.94 totaling $5.1 million. As of December 30, 2022, the Company had a remaining authorization to repurchase up to $94.9 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

14.    Accumulated other comprehensive income (loss)
The changes in AOCI for the six months ended December 30, 2022 and December 24, 2021 were as follows:

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 24, 2022	$(6,018)	$(5,082)	$(803)	$(890)	$(12,793)
Other comprehensive income before reclassification adjustment	(371)	12,588	—	162	12,379
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	93	(2,618)	225	—	(2,300)
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$(278)	$9,970	$225	$162	$10,079
Balance as of December 30, 2022	$(6,296)	$4,888	$(578)	$(728)	$(2,714)

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 25, 2021	$308	$(4,504)	$(1,425)	$(645)	$(6,266)
Other comprehensive income before reclassification adjustment	(1,173)	2,552	—	(164)	1,215
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	13	(475)	324	—	(138)
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$(1,160)	$2,077	$324	$(164)	$1,077
Balance as of December 24, 2021	$(852)	$(2,427)	$(1,101)	$(809)	$(5,189)

15.    Commitments and contingencies
Bank guarantees
As of December 30, 2022 and June 24, 2022, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses totaling $1.5 million and $1.4 million, respectively, or Thai baht 53.0 million and 50.2 million, respectively.
As of June 24, 2022, there was an outstanding bank guarantee on behalf of the Company's subsidiary in the PRC to support the subsidiary's operations totaling Renminbi 1.0 million, which bank guarantee was backed by cash collateral of $0.1 million. This bank guarantee was released in December 2022. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in the U.K. to support its operations.
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
As of December 30, 2022, the Company had a purchase obligation and other commitments to third parties of $1.16 billion.
Capital expenditures
As of December 30, 2022, the Company had total capital expenditure commitments to third parties of $27.7 million.
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

16.    Business segments and geographic information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s Chief Executive Officer. As of December 30, 2022, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
For the Company’s revenues by geographic region, see “Revenue by Geographic Area and End Market” in Note 3.
The following table presents long-lived assets by the country in which they are based:

(in thousands)	December 30, 2022	June 24, 2022
Long-Lived Assets:
Thailand	$253,287	$240,750
U.S.	25,937	25,938
China	18,118	19,686
Israel	3,361	4,025
Others	1,579	1,878
Total	$302,282	$292,277
Significant customers
The Company had three customers that each contributed to 10% or more of the Company's total trade accounts receivable as of December 30, 2022 and June 24, 2022.

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
•our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2023 will be in line with the portion of revenues attributable to such customers during the six months ended December 30, 2022;
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
Recent Developments Related to COVID-19
In the three months ended December 30, 2022, our subsidiary in Thailand relaxed certain precautionary measures in accordance with the termination of Thailand’s emergency decree related to COVID-19, which lowered the status of COVID-19 to a communicable disease under surveillance. In China, the relaxation of restrictions across the country has coincided with a surge in COVID-19 infections, which peaked in the last week of December. While the surge in China significantly disrupted our operations there, our operating results were not significantly affected due to the successful execution of our contingency plan and various precautionary measures we have undertaken. However, any worsening of the COVID-19 surge in China or the international pandemic may result in more stringent measures being implemented by local authorities, such as shutting down our manufacturing facilities, which would have a significant negative impact on our operations.
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
•Given our $527.6 million in cash, cash equivalents and short-term investments, and our total debt of approximately $18.3 million as of December 30, 2022, we believe we are in a solid position from a capital and financial resources perspective. We expect that current cash and cash equivalent balances and short-term investments, and cash flows generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months.

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
We expect that disruptions in our supply chain and fluctuations in the availability of parts and materials will continue to have a significant impact on our ability to generate revenue, despite strong demand from our customers. These supply chain disruptions have been exacerbated by recent global events, such as (1) COVID-related lockdowns in China, which caused freight and logistics issues and unforeseen delays, and (2) the armed conflict between Russia and Ukraine. While we have no significant direct business in Ukraine or Russia, the conflict has negatively impacted demand from some of our automotive customers that have other suppliers in the region. Moreover, if the facilities of our subsidiary in Fuzhou, China were to be locked down due to the recent surge in COVID-19 cases, we would be negatively impacted since we and some of our customers rely on the optics components that are manufactured in such facilities. Furthermore, in some cases, our efforts to identify and secure alternative supply chain sources has resulted in our customers or their end customers requiring requalification and validation of components, a process that can often be lengthy and has negatively impacted the timing of our revenue. We expect these supply constraints to continue, and potentially worsen, for at least the next 12 months.
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
The percentage of our revenues generated from a bill-to location outside of North America decreased from 56.4% in the three months ended December 24, 2021 to 51.5% in the three months ended December 30, 2022, primarily because the increase in sales to our customers outside of North America was lower than the increase in sales to our customers in North America.
The percentage of our revenues generated from a bill-to location outside of North America decreased from 55.5% in the six months ended December 24, 2021 to 49.2% in the six months ended December 30, 2022, primarily because the increase in sales to our customers outside of North America was lower than the increase in sales to our customers in North America.
Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2023 will be in line with the portion of revenues attributable to such customers during the six months ended December 30, 2022.
The following table presents percentages of total revenues by geographic region:

	Three Months Ended		Six Months Ended
	December 30, 2022	December 24, 2021	December 30, 2022	December 24, 2021
North America	48.5%	43.6%	50.8%	44.5%
Asia-Pacific and others	43.1	39.2	40.5	38.6
Europe	8.4	17.2	8.7	16.9
	100.0%	100.0%	100.0%	100.0%
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
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of December 30, 2022			As of June 24, 2022
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	817,723	$23,661	70.9%	753,924	$21,213	64.0%
RMB	26,669	3,829	11.5	34,382	5,132	15.5
GBP	4,883	5,886	17.6	5,544	6,801	20.5
Total		$33,376	100.0%		$33,146	100.0%
Liabilities
Thai baht	2,910,629	$84,220	89.9%	2,393,112	$67,336	84.8%
RMB	50,234	7,213	7.7	61,191	9,133	11.5
GBP	1,897	2,287	2.4	2,379	2,918	3.7
Total		$93,720	100.0%		$79,387	100.0%
The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of December 30, 2022, there was $130.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 24, 2022, there was $135.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of December 30, 2022 and June 24, 2022, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of December 30, 2022 and June 24, 2022, we did not have any derivative contracts denominated in GBP.
For the three months ended December 30, 2022 and December 24, 2021, we recorded a gain of $4.2 million and $1.1 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
For the six months ended December 30, 2022 and December 24, 2021, we recorded a gain of $4.0 million and $0.5 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.

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
Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption on income generated from projects to manufacture certain products at our Chonburi campus is currently available to us through June 2026. Similar preferential tax treatment was available to us through June 2020 with respect to products manufactured at our Pinehurst campus Building 6. After June 2020, 50% of our income generated from products manufactured at our Pinehurst campus will be exempted from tax through June 2025. New preferential tax treatment is available to us for products manufactured at our Chonburi campus Building 9, where income generated will be tax exempt through 2031, capped at our actual investment amount. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in

Thailand for at least 15 years from the date on which preferential tax treatment was granted. Currently, the corporate income tax rate for our Thai subsidiary is 20%.
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

(in thousands)	Three Months Ended		Six Months Ended
	December 30, 2022	December 24, 2021	December 30, 2022	December 24, 2021
Revenues	$668,656	$566,633	$1,324,085	$1,109,955
Cost of revenues	(583,441)	(497,262)	(1,156,114)	(976,987)
Gross profit	85,215	69,371	167,971	132,968
Selling, general and administrative expenses	(18,930)	(17,791)	(39,495)	(38,378)
Expenses related to reduction in workforce	—	(135)	—	(135)
Operating income	66,285	51,445	128,476	94,455
Interest income	2,334	295	3,893	1,056
Interest expense	(389)	(238)	(780)	(274)
Foreign exchange gain (loss), net	(3,904)	(364)	(1,819)	1,408
Other income (expense), net	(68)	(1,055)	(209)	(1,315)
Income before income taxes	64,258	50,083	129,561	95,330
Income tax expense	(1,101)	(1,204)	(1,789)	(1,800)
Net income	63,157	48,879	127,772	93,530
Other comprehensive income (loss), net of tax	12,344	2,473	10,079	1,077
Net comprehensive income	$75,501	$51,352	$137,851	$94,607
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 30, 2022	December 24, 2021	December 30, 2022	December 24, 2021
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(87.3)	(87.8)	(87.3)	(88.0)
Gross profit	12.7	12.2	12.7	12.0
Selling, general and administrative expenses	(2.8)	(3.1)	(3.0)	(3.5)
Expenses related to reduction in workforce	—	0.0	—	0.0
Operating income	9.9	9.1	9.7	8.5
Interest income	0.4	0.1	0.3	0.1
Interest expense	(0.1)	(0.1)	(0.1)	0.1
Foreign exchange gain (loss), net	(0.6)	(0.1)	(0.1)	0.1
Other income (expense), net	0.0	(0.2)	0.0	(0.2)
Income before income taxes	9.6	8.8	9.8	8.6
Income tax expense	(0.2)	(0.2)	(0.1)	(0.2)
Net income	9.4	8.6	9.7	8.4
Other comprehensive income (loss), net of tax	1.9	0.5	0.7	0.1
Net comprehensive income	11.3%	9.1%	10.4%	8.5%
The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Six Months Ended
(in thousands)	December 30, 2022	December 24, 2021	December 30, 2022	December 24, 2021
Optical communications	$506,056	$450,783	$1,003,617	$878,084
Lasers, sensors and other	162,600	115,850	320,468	231,871
Total	$668,656	$566,633	$1,324,085	$1,109,955
We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.
Comparison of Three and Six Months Ended December 30, 2022 with Three and Six Months Ended December 24, 2021
Revenues
Our revenues increased by $102.1 million, or 18.0%, to $668.7 million for the three months ended December 30, 2022, compared with $566.6 million for the three months ended December 24, 2021. This increase was due to an increase in our key customers’ demand during the three months ended December 30, 2022. Revenues from optical communications products increased by $55.3 million, or 12.3%, and revenue from non-optical communications products increased by $46.8 million, or 40.4%, for the three months ended December 30, 2022, compared to the same period in the prior fiscal year.
Our revenues increased by $214.1 million, or 19.3%, to $1,324.1 million for the six months ended December 30, 2022, compared with $1,110.0 million for the six months ended December 24, 2021. This increase was due to (1) an increase in our key customers’ demand during the six months ended December 30, 2022, and (2) the positive impact of an additional week of revenue during the six months ended December 30, 2022. Revenues from optical communications products increased by $125.5 million, or 14.3%, and revenue from non-optical communications products increased by $88.6 million, or 38.2%, for the six months ended December 30, 2022, compared to the same period in the prior fiscal year.

Cost of revenues
Our cost of revenues increased by $86.1 million, or 17.3%, to $583.4 million, or 87.3% of revenues, for the three months ended December 30, 2022, compared with $497.3 million, or 87.8% of revenues, for the three months ended December 24, 2021. This increase in cost of revenues on an absolute dollar basis was in line with the increase in sales volume.
Our cost of revenues increased by $179.1 million, or 18.3%, to $1,156.1 million, or 87.3% of revenues, for the six months ended December 30, 2022, compared with $977.0 million, or 88.0% of revenues, for the six months ended December 24, 2021. This increase in cost of revenues on an absolute dollar basis was in line with the increase in sales volume.
Gross profit
Our gross profit increased by $15.8 million, or 22.8%, to $85.2 million, or 12.7% of revenues, for the three months ended December 30, 2022, compared with $69.4 million, or 12.2% of revenues, for the three months ended December 24, 2021. The increase was primarily due to an increase in sales volume.
Our gross profit increased by $35.0 million, or 26.3%, to $168.0 million, or 12.7% of revenues, for the six months ended December 30, 2022, compared with $133.0 million, or 12.0% of revenues, for the six months ended December 24, 2021. The increase was primarily due to an increase in sales volume.
SG&A expenses
Our SG&A expenses increased by $1.1 million, or 6.2%, to $18.9 million, or 2.8% of revenues, for the three months ended December 30, 2022, compared with $17.8 million, or 3.1% of revenues, for the three months ended December 24, 2021. The increase was primarily due to (1) an increase in executive compensation and benefit of $0.3 million, (2) an increase in legal and consulting fees of $0.3 million, (3) an increase in allowance for doubtful debt of $0.3 million, and (4) an increase in insurance expenses of $0.1 million.
Our SG&A expenses increased by $1.1 million, or 2.9%, to $39.5 million, or 3.0% of revenues, for the six months ended December 30, 2022, compared with $38.4 million, or 3.5% of revenues, for the six months ended December 24, 2021. The increase was primarily due to (1) an increase in executive benefit of $0.5 million, (2) an increase in legal and consulting fees of $0.3 million, and (3) an increase in allowance for doubtful debt of $0.2 million.
Operating income
Our operating income increased by $14.9 million, or 29.0%, to $66.3 million, or 9.9% of revenues, for the three months ended December 30, 2022, compared with $51.4 million, or 9.1% of revenues, for the three months ended December 24, 2021. The increase was primarily due to an increase in revenues.
Our operating income increased by $34.0 million, or 36.0%, to $128.5 million, or 9.7% of revenues, for the six months ended December 30, 2022, compared with $94.5 million, or 8.5% of revenues, for the six months ended December 24, 2021. The increase was primarily due to an increase in revenues.
Interest income
Our interest income increased by $2.0 million, or 666.7%, to $2.3 million, or 0.3% of revenues, for the three months ended December 30, 2022, compared with $0.3 million, or 0.1% of revenues, for the three months ended December 24, 2021. The increase was primarily due to a higher weighted average interest rate during the three months ended December 30, 2022 compared to same period in the prior fiscal year.
Our interest income increased by $2.8 million, or 254.5%, to $3.9 million, or 0.3% of revenues, for the six months ended December 30, 2022, compared with $1.1 million, or 0.1% of revenues, for the six months ended December 24, 2021. The increase was primarily due to a higher weighted average interest rate during the six months ended December 30, 2022 compared to same period in the prior fiscal year.

Interest expense
Our interest expense increased by $0.2 million to $0.4 million for the three months ended December 30, 2022, compared with $0.2 million for the three months ended December 24, 2021. The increase was primarily due to (1) lower interest expense capitalized of $0.1 million following the completion of a new manufacturing building at our Chonburi campus in July 2022, and (2) lower amortization of the fair value of interest rate swaps of $0.1 million during the three months ended December 30, 2022.
Our interest expense increased by $0.5 million to $0.8 million for the six months ended December 30, 2022, compared with $0.3 million for the six months ended December 24, 2021. The increase was primarily due to (1) lower interest expense capitalized of $0.3 million following the completion of a new manufacturing building at our Chonburi campus in July 2022, and (2) lower amortization of the fair value of interest rate swaps of $0.2 million during the six months ended December 30, 2022.
Foreign exchange gain (loss), net
We recorded foreign exchange loss, net of $3.9 million for the three months ended December 30, 2022, compared with foreign exchange loss, net of $0.4 million for the three months ended December 24, 2021. The increase in foreign exchange loss was mainly due to (1) higher unrealized loss from revaluation of outstanding Thai baht assets and liabilities of $5.7 million for the three months ended December 30, 2022, (2) realized loss from payment/receipt of $1.0 million for the three months ended December 30, 2022, and (3) higher unrealized loss from revaluation of currencies other than Thai baht of $0.8 million for the three months ended December 30, 2022, offset by (1) higher unrealized gain from mark-to-market forward contracts of $3.1 million for the three months ended December 30, 2022, and (2) foreign exchange gain, totaling $0.9 million for the three months ended December 30, 2022 from our subsidiaries in the PRC and the U.K.
We recorded foreign exchange loss, net of $1.8 million for the six months ended December 30, 2022, compared with foreign exchange gain, net of $1.4 million for the six months ended December 24, 2021. The increase in foreign exchange loss was mainly due to (1) unrealized loss from revaluation of outstanding Thai baht assets and liabilities of $5.8 million for the six months ended December 30, 2022, (2) lower realized gain from payment/receipt of $0.7 million for the six months ended December 30, 2022, and (3) higher unrealized loss from revaluation of currencies other than Thai baht of $0.5 million for the six months ended December 30, 2022, offset by (1) higher unrealized gain from mark-to-market forward contracts of $3.4 million for the six months ended December 30, 2022, and (2) lower foreign exchange loss, totaling $0.4 million for the six months ended December 30, 2022 from our subsidiaries in the PRC and the U.K.
Income before income taxes
We recorded income before income taxes of $64.3 million for the three months ended December 30, 2022, compared with $50.1 million for the three months ended December 24, 2021.
We recorded income before income taxes of $129.6 million for the six months ended December 30, 2022, compared with $95.3 million for the six months ended December 24, 2021.
Income tax expense
Our provision for income tax reflects effective tax rates of 1.7% and 2.4% for the three months ended December 30, 2022 and December 24, 2021, respectively. The decrease was primarily due to an increase in income not subject to tax during the second quarter of fiscal year 2023 as compared to the same period in fiscal year 2022.
Our provision for income tax reflects effective tax rates of 1.4% and 1.9% for the six months ended December 30, 2022 and December 24, 2021, respectively. The decrease was primarily due to an increase in income not subject to tax during the first half of fiscal year 2023 as compared to the same period in fiscal year 2022.

Net income
We recorded net income of $63.2 million, or 9.4% of revenues, for the three months ended December 30, 2022, compared with $48.9 million, or 8.6% of revenues, for the three months ended December 24, 2021.
We recorded net income of $127.8 million, or 9.7% of revenues, for the six months ended December 30, 2022, compared with $93.5 million, or 8.4% of revenues, for the six months ended December 24, 2021.
Other comprehensive income (loss)
We recorded other comprehensive income of $12.3 million, or 1.9% of revenues, for the three months ended December 30, 2022, compared with other comprehensive income of $2.5 million, or 0.5% of revenues, for the three months ended December 24, 2021. The increase in other comprehensive income was mainly due to (1) higher unrealized gain from mark-to-market of forward contracts and interest rate swap agreement of $7.9 million for the three months ended December 30, 2022, and (2) unrealized gain from mark-to-market of available-for-sale debt securities of $2.1 million for the three months ended December 30, 2022, offset by unrealized loss from foreign currency translation adjustment of $0.1 million for the three months ended December 30, 2022.
We recorded other comprehensive income of $10.1 million, or 0.7% of revenues, for the six months ended December 30, 2022, compared with other comprehensive gain of $1.1 million, or 0.1% of revenues, for the six months ended December 24, 2021. The increase in other comprehensive income was mainly due to (1) higher unrealized gain from mark-to-market of forward contracts and interest rate swap agreement of $7.9 million for the six months ended December 30, 2022, (2) lower unrealized loss from mark-to-market of available-for-sale debt securities of $0.9 million for the six months ended December 30, 2022, and (3) higher unrealized gain from foreign currency translation adjustment of $0.3 million for the six months ended December 30, 2022.
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operations. As of December 30, 2022 and December 24, 2021, we had cash, cash equivalents, and short-term investments of $527.6 million and $519.9 million, respectively, and outstanding debt of $18.3 million and $33.5 million, respectively.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents was 2.0% and 1.8% for the three and six months ended December 30, 2022, respectively, and 0.3% and 0.5% for the three and six months ended December 24, 2021, respectively.
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
During the six months ended December 30, 2022, we repaid $9.1 million of the term loan under our credit facility agreement with the Bank of Ayudhya Public Company Limited. As a result, as of December 30, 2022, we had a long-term borrowing of $18.3 million under such credit facility agreement (see Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further details). We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $276.8 million as of December 30, 2022.
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
The following table shows our cash flows for the periods indicated:

	Six Months Ended
(in thousands)	December 30, 2022	December 24, 2021
Net cash provided by operating activities	$105,100	$57,568
Net cash used in investing activities	$(21,580)	$(53,777)
Net cash used in financing activities	$(31,045)	$(29,773)
Net increase (decrease) in cash, cash equivalents and restricted cash	$52,475	$(25,982)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. The increase in cash provided by operating activities during the six months ended December 30, 2022 as compared to the six months ended December 24, 2021 was primarily driven by higher net income and was also affected by cash-favorable working capital changes.

Investing Activities
Investing cash flows consist primarily of investment purchases, sales, maturities, and disposals; and capital expenditures. Cash provided by investing activities was higher for the six months ended December 30, 2022 as compared to cash used in investing activities for the six months ended December 24, 2021 primarily due to fewer investment purchases, an increase in proceeds from the sale of short-term investments, and a decrease in capital expenditures, offset by a decrease in proceeds from maturities of short-term investments.

Financing Activities
Financing cash flows consist primarily of repayment of long-term debt, share repurchases, and withholding tax related to net share settlement of restricted share units. Cash used in financing activities was higher for the six months ended December 30, 2022 as compared to the six months ended December 24, 2021 primarily due to an increase in the repayment of long-term borrowings due to an additional installment from the additional week in the first quarter of fiscal year 2023 and an increase in cash paid for share repurchases, offset by a decrease in withholding tax related to net share settlement of restricted share units.
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents, restricted cash and short-term investments totaling $527.6 million and $478.5 million as of December 30, 2022 and June 24, 2022, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the six months ended December 30, 2022 and December 24, 2021, our interest income would have decreased by approximately $0.2 million for both periods, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest bearing liabilities. The interest bearing liabilities are denominated in U.S. dollars and the interest expense is based on the London Interbank Offered Rate (“LIBOR”), plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the six months ended December 30, 2022 and December 24, 2021, our interest expense would have increased by approximately $0.1 million and $0.2 million, respectively, assuming consistent borrowing levels.
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

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. Beginning December 28, 2019, we designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded unrealized gain of $4.0 million and $0.5 million for the six months ended December 30, 2022 and December 24, 2021, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $6.7 million and $5.3 million as of December 30, 2022 and June 24, 2022, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of December 30, 2022, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of December 30, 2022 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale and held-to-maturity securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In the three months ended December 30, 2022, Thailand terminated its emergency decree related to COVID-19 which lowered the status of COVID-19 to a communicable disease under surveillance. In China, the relaxation of restrictions across the country has coincided with a surge in COVID-19 infections, which peaked in the last week of December. While the surge in China significantly disrupted our operations there, our operating results were not significantly affected due to the successful execution of our contingency plan and various precautionary measures we have undertaken. However, the extent of the impact of COVID-19 on our future business, financial condition and operating results will depend largely on future developments, including (i) the duration and magnitude of the pandemic; (ii) the measures taken by governmental authorities and private sectors to limit the spread of COVID-19; (iii) our ability to continue providing products and services; and (iv) the effect of the pandemic and resulting global economic uncertainty and financial market volatility on our customers, all of which are highly uncertain and unpredictable. While we have updated our risk factors to reflect risks of which we are aware, additional impacts may arise that we are not aware of currently.
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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our revenues. During each of the three months ended December 30, 2022 and December 24, 2021, we had three customers that each contributed 10% or more of our revenues. Such customers together accounted for 45.6% and 49.6% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
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
Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. For example, Lumentum Holdings Inc. (“Lumentum”) completed its acquisition of NeoPhotonics Corporation in August 2022; Coherent Corp. (formerly known as II-VI Incorporated) completed its acquisition of Coherent, Inc. in July 2022; Cisco Systems, Inc. completed its acquisition of Acacia Communications Inc. in March 2021; Coherent Corp. completed its acquisition of Finisar Corporation in September 2019; and Lumentum completed its acquisition of Oclaro, Inc. in December 2018. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers have acquired the capacity to manufacture products in-house.
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
Revenues from optical communications products represented 75.7% and 79.6% of our revenues for the three months ended December 30, 2022 and December 24, 2021, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or the economy in certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
Volatility in the functional and non-functional currencies of our entities and the U.S. dollar could seriously harm our business, financial condition and operating results. The primary impact of currency exchange fluctuations is on our cash, receivables, and payables of our operating entities. We may experience significant unexpected losses from fluctuations in exchange rates. For example, in the three months ended December 30, 2022, we experienced a $3.9 million foreign exchange loss, which negatively affected our net income per share for the same period by $0.11.
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. As of December 30, 2022, the U.S. dollar had appreciated approximately 14.9% against the Thai baht since December 25, 2020. While we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of December 30, 2022, the U.S. dollar had appreciated approximately 6.9% against the RMB since December 25, 2020. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of December 30, 2022, the U.S. dollar had appreciated approximately 12.5% against the GBP since December 25, 2020. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 51.5% and 56.4% of our revenues for the three months ended December 30, 2022 and December 24, 2021, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
Natural disasters could severely disrupt our manufacturing operations and increase our supply chain costs. These events, over which we have little or no control, could cause a decrease in demand for our services, make it difficult or impossible for us to manufacture and deliver products or for our suppliers to deliver components allowing us to manufacture those products, require large expenditures to repair or replace our facilities, or create delays and inefficiencies in our supply chain. For example, the 2011 flooding in Thailand forced us to temporarily shut down all of our manufacturing facilities in Thailand and cease production permanently at our former Chokchai facility, which adversely affected our ability to meet our customers’ demands during fiscal year 2012.
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
Financial Risks
Unfavorable worldwide economic conditions (including inflation and supply chain disruptions) may negatively affect our business, financial condition and operating results.
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
LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our credit facility agreement. In 2017, the U.K.’s Financial Conduct Authority ("FCA"), which regulates LIBOR, announced that it intended to phase out LIBOR by the end of 2021. On March 5, 2021, the FCA announced the dates on which the panel bank submissions for all LIBOR settings will cease, after which representative LIBOR rates will no longer be available. The FCA confirmed that all LIBOR settings will cease to be provided by any administrator or no longer be representative as follows: immediately after December 31, 2021, in the case of all GBP, EUR, CHF and JPY settings, and the 1-week and 2-month USD settings; and immediately after June 30, 2023, in the case of the remaining USD settings. In November 2022, the FCA announced the temporary extension period until end of September 2024 for 1-month, 2-month and 6-month USD setting.
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of December 30, 2022 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 30, 2022, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of December 30, 2022, our U.S. federal and state tax returns remain open to examination for the tax years 2017 through 2020. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2015 through 2021. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability. For example, in connection with the conclusion of the audit of our U.S. federal and state tax returns for the tax years 2016 and 2017, we incurred additional taxes, interest and penalties.
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
Preferential tax treatment from the Thai government in the form of a corporate tax exemption on income generated from projects to manufacture certain products at our Chonburi campus is available to us through June 2026. Similar preferential tax treatment was available to us through June 2020 with respect to products manufactured at our Pinehurst campus. After June 2020, 50% of our income generated from products manufactured at our Pinehurst campus will be exempted from tax through June 2025. New preferential tax treatment is available to us for products manufactured at our Chonburi campus Building 9, where income generated will be tax exempt through 2031, capped at our actual investment amount. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations.
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
The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we are able to assert in our Annual Report on Form 10-K for our fiscal year ended June 24, 2022 that our internal control over financial reporting was effective as of June 24, 2022, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended December 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
October 1, 2022 – October 28, 2022	—	$—	—	$95,101,004
October 29, 2022 – November 25, 2022	648	$123.52	648	$95,020,964
November 26, 2022 – December 30, 2022	1,000	$123.86	1,000	$94,897,103
Total	1,648		1,648

(1) On August 18, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. In February 2018, May 2019, August 2020 and August 2022, we announced that our board of directors approved increases of $30.0 million, $50.0 million, $58.5 million and $78.7 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $247.2 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. During the three months ended December 30, 2022, repurchases under our share repurchase program were made in accordance with Rule 10b-18, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1. During the three months ended December 30, 2022, 1,648 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $123.73, for an aggregate purchase price of $0.2 million. As of December 30, 2022, we had a remaining authorization to repurchase up to $94.9 million worth of our ordinary shares.

ITEMS 3, 4 and 5 are not applicable and have been omitted.
ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

10.1	Amended and restated offer letter, dated December 30, 2022, between Csaba Sverha and Fabrinet Co., Ltd.

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 7, 2023.

FABRINET

By:	/s/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)