Form 10-Q
period 2023-03-31
Fabrinet
filed 2023-05-09
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 28, 2023, the registrant had 36,297,059 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM 10-Q
QUARTER ENDED MARCH 31, 2023

Page No.
RISK FACTORS SUMMARY	3
PART I. FINANCIAL INFORMATION	5

Item 1. Financial Statements	5

Condensed Consolidated Balance Sheets as of March 31, 2023 and June 24, 2022 (unaudited)	5

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended March 31, 2023 and March 25, 2022 (unaudited)	6

Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended March 31, 2023 and March 25, 2022 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2023 and March 25, 2022 (unaudited)	9

Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	44

PART II. OTHER INFORMATION	45

Item 1. Legal Proceedings	45

Item 1A. Risk Factors	45

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

Item 6. Exhibits	63

Signature	64

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

•We face significant competition in our business. If we are unable to compete successfully against our current and future competitors, our business, financial condition and operating results could be harmed.

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	March 31, 2023	June 24, 2022
Assets
Current assets
Cash and cash equivalents	$230,743	$197,996
Short-term restricted cash	—	220
Short-term investments	307,980	280,157
Trade accounts receivable, net of allowance for doubtful accounts of $1,031 and $1,271, respectively	540,343	439,330
Contract assets	21,081	13,464
Inventories	554,247	557,145
Prepaid expenses	10,606	11,626
Other current assets	39,610	25,233
Total current assets	1,704,610	1,525,171
Non-current assets
Long-term restricted cash	—	149
Property, plant and equipment, net	308,365	292,277
Intangibles, net	2,471	3,508
Operating right-of-use assets	2,210	4,084
Deferred tax assets	10,487	9,800
Other non-current assets	658	652
Total non-current assets	324,191	310,470
Total Assets	$2,028,801	$1,835,641
Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$12,156	$12,156
Trade accounts payable	436,085	439,684
Fixed assets payable	20,116	9,085
Contract liabilities	3,249	1,982
Operating lease liabilities, current portion	1,634	2,319
Income tax payable	2,785	2,898
Accrued payroll, bonus and related expenses	28,899	20,374
Accrued expenses	23,428	24,758
Other payables	26,637	25,231
Total current liabilities	554,989	538,487
Non-current liabilities
Long-term borrowings, non-current portion, net	3,039	15,202
Deferred tax liability	6,159	6,001
Operating lease liability, non-current portion	235	1,476
Severance liabilities	21,267	18,384
Other non-current liabilities	1,531	2,409
Total non-current liabilities	32,231	43,472
Total Liabilities	587,220	581,959
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of March 31, 2023 and June 24, 2022)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,274,783 shares and 39,048,700 shares issued at March 31, 2023 and June 24, 2022, respectively; and 36,578,909 shares and 36,436,683 shares outstanding at March 31, 2023 and June 24, 2022, respectively)	393	390
Additional paid-in capital	200,141	196,667
Less: Treasury shares (2,695,874 shares and 2,612,017 shares as of March 31, 2023 and June 24, 2022, respectively)	(156,475)	(147,258)
Accumulated other comprehensive income (loss)	(6,281)	(12,793)
Retained earnings	1,403,803	1,216,676
Total Shareholders’ Equity	1,441,581	1,253,682
Total Liabilities and Shareholders’ Equity	$2,028,801	$1,835,641

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of U.S. dollars, except per share data)	March 31, 2023	March 25, 2022	March 31, 2023	March 25, 2022
Revenues	$665,281	$564,395	$1,989,366	$1,674,350
Cost of revenues	(579,274)	(493,702)	(1,735,388)	(1,470,689)
Gross profit	86,007	70,693	253,978	203,661
Selling, general and administrative expenses	(18,309)	(17,034)	(57,804)	(55,412)
Restructuring and other related costs	(5,872)	—	(5,872)	(135)
Operating income	61,826	53,659	190,302	148,114
Interest income	3,317	414	7,210	1,470
Interest expense	(399)	(73)	(1,179)	(347)
Foreign exchange gain (loss), net	(1,303)	(410)	(3,122)	998
Other income (expense), net	31	(36)	(178)	(1,351)
Income before income taxes	63,472	53,554	193,033	148,884
Income tax expense	(4,117)	(2,893)	(5,906)	(4,693)
Net income	59,355	50,661	187,127	144,191
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	2,046	(2,455)	1,768	(3,615)
Change in net unrealized gain (loss) on derivative instruments	(5,535)	666	4,435	2,743
Change in net retirement benefits plan – prior service cost	113	124	338	448
Change in foreign currency translation adjustment	(191)	(34)	(29)	(198)
Total other comprehensive income (loss), net of tax	(3,567)	(1,699)	6,512	(622)
Net comprehensive income	$55,788	$48,962	$193,639	$143,569
Earnings per share
Basic	$1.62	$1.37	$5.12	$3.90
Diluted	$1.60	$1.35	$5.07	$3.85
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	36,608	36,940	36,575	36,945
Diluted	36,989	37,473	36,895	37,451

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended March 31, 2023

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at December 30, 2022	39,251,581	$393	$194,366	$(152,362)	$(2,714)	$1,344,448	$1,384,131
Net income	—	—	—	—	—	59,355	59,355
Other comprehensive income (loss)	—	—	—	—	(3,567)	—	(3,567)
Share-based compensation	—	—	6,719	—	—	—	6,719
Issuance of ordinary shares	23,202	—	—	—	—	—	—
Repurchase of 35,232 shares held as treasury shares	—	—		(4,113)	—	—	(4,113)
Tax withholdings related to net share settlement of restricted share units	—	—	(944)	—	—	—	(944)
Balances at March 31, 2023	39,274,783	$393	$200,141	$(156,475)	$(6,281)	$1,403,803	$1,441,581
For the Nine Months Ended March 31, 2023

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 24, 2022	39,048,700	$390	$196,667	$(147,258)	$(12,793)	$1,216,676	$1,253,682
Net income	—	—	—	—	—	187,127	187,127
Other comprehensive income (loss)	—	—	—	—	6,512	—	6,512
Share-based compensation	—	—	21,217	—	—	—	21,217
Issuance of ordinary shares	226,083	3	(3)	—	—	—	—
Repurchase of 83,857 shares held as treasury shares	—	—	—	(9,217)	—	—	(9,217)
Tax withholdings related to net share settlement of restricted share units	—	—	(17,740)	—	—	—	(17,740)
Balances at March 31, 2023	39,274,783	$393	$200,141	$(156,475)	$(6,281)	$1,403,803	$1,441,581

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended March 25, 2022

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at December 24, 2021	39,008,996	$390	$185,940	$(91,776)	$(5,189)	$1,109,826	$1,199,191
Net income	—	—	—	—	—	50,661	50,661
Other comprehensive income (loss)	—	—	—	—	(1,699)	—	(1,699)
Share-based compensation	—	—	5,723	—	—	—	5,723
Issuance of ordinary shares	30,729	—	—	—	—	—	—
Repurchase of 237,339 shares held as treasury shares	—	—	—	(24,191)	—	—	(24,191)
Tax withholdings related to net share settlement of restricted share units	—	—	(958)	—	—	—	(958)
Balances at March 25, 2022	39,039,725	$390	$190,705	$(115,967)	$(6,888)	$1,160,487	$1,228,727
For the Nine Months Ended March 25, 2022

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 25, 2021	38,749,045	$388	$189,445	$(87,343)	$(6,266)	$1,016,296	$1,112,520
Net income	—	—	—	—	—	144,191	144,191
Other comprehensive income (loss)	—	—	—	—	(622)	—	(622)
Share-based compensation	—	—	21,701	—	—	—	21,701
Issuance of ordinary shares	290,680	2	(2)	—	—	—	—
Repurchase of 275,608 shares held as treasury shares	—	—	—	(28,624)	—	—	(28,624)
Tax withholdings related to net share settlement of restricted share units	—	—	(20,439)	—	—	—	(20,439)
Balances at March 25, 2022	39,039,725	$390	$190,705	$(115,967)	$(6,888)	$1,160,487	$1,228,727
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(in thousands of U.S. dollars)	March 31, 2023	March 25, 2022
Cash flows from operating activities
Net income for the period	$187,127	$144,191
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	32,504	28,907
Non-cash restructuring charges and other related costs	2,201	—
(Gain) loss on disposal and impairment of property, plant and equipment	(1,630)	(175)
(Gain) loss from sales and maturities of available-for-sale securities	92	(13)
Amortization of discount (premium) of short-term investments	300	3,038
Amortization of deferred debt issuance costs	24	24
(Reversal of) allowance for doubtful accounts	(240)	(39)
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	693	(1,422)
Amortization of fair value at hedge inception of interest rate swaps	(478)	(736)
Share-based compensation	21,217	21,701
Deferred income tax	(276)	563
Other non-cash expenses	(151)	1,067
Changes in operating assets and liabilities
Trade accounts receivable	(98,212)	(109,334)
Contract assets	(7,617)	(1,690)
Inventories	2,720	(30,503)
Other current assets and non-current assets	(11,807)	(11,221)
Trade accounts payable	(5,028)	55,333
Contract liabilities	1,267	243
Income tax payable	(262)	(872)
Severance liabilities	1,917	1,883
Other current liabilities and non-current liabilities	17,861	6,952
Net cash provided by operating activities	142,222	107,897
Cash flows from investing activities
Purchase of short-term investments	(154,033)	(119,853)
Proceeds from sales of short-term investments	30,179	19,463
Proceeds from maturities of short-term investments	97,408	92,862
Purchase of property, plant and equipment	(43,422)	(75,327)
Purchase of intangibles	(698)	(592)
Proceeds from disposal of property, plant and equipment	117	229
Net cash used in investing activities	(70,449)	(83,218)
Cash flows from financing activities
Repayment of long-term borrowings	(12,187)	(9,141)
Repayment of finance lease liability	(7)	—
Repurchase of ordinary shares	(9,217)	(28,624)
Withholding tax related to net share settlement of restricted share units	(17,740)	(20,439)
Net cash used in financing activities	(39,151)	(58,204)
Net increase (decrease) in cash, cash equivalents and restricted cash	$32,622	$(33,525)
Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at the beginning of period	$198,365	$303,123
Increase (decrease) in cash, cash equivalents and restricted cash	32,622	(33,525)
Effect of exchange rate on cash, cash equivalents and restricted cash	(244)	(301)
Cash, cash equivalents and restricted cash at the end of period	$230,743	$269,297
Non-cash investing and financing activities
Construction, software and equipment-related payables	$20,116	$14,060

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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(in thousands of U.S. dollars)	As of March 31, 2023	As of March 25, 2022
Cash and cash equivalents	$230,743	$269,140
Restricted cash	—	157
Cash, cash equivalents and restricted cash	$230,743	$269,297

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
The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products, such as optical communication components, modules and sub-systems, industrial lasers, automotive components, medical devices and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and testing. The Company focuses primarily on the production of low-volume, high-mix products. The principal subsidiaries of Fabrinet include Fabrinet Co., Ltd. (“Fabrinet Thailand”), Casix, Inc. (“Casix”), Fabrinet West, Inc. (“Fabrinet West”) and Fabrinet Israel Ltd. (“Fabrinet Israel”).

2.    Accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of March 31, 2023 and for the three and nine months ended March 31, 2023 and March 25, 2022 include normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or "GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 24, 2022.
The balance sheet as of June 24, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three and nine months ended March 31, 2023 may not be indicative of results for the year ending June 30, 2023 or any future periods.
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

Fiscal years
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended March 31, 2023 and March 25, 2022 consisted of 13 weeks. The nine months ended March 31, 2023 and March 25, 2022 consisted of 40 weeks and 39 weeks, respectively. Fiscal year 2023 will comprise 53 weeks and will end on June 30, 2023.
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
The following table presents total revenues by geographic region:

(in thousands, except percentages)	Three Months Ended March 31, 2023	As a % of Total Revenues	Nine Months Ended March 31, 2023	As a % of Total Revenues
North America
U.S.	$310,100		$975,098
Others (1)	6,035		13,693
Total revenue in North America	316,135	47.5%	988,791	49.7%
Asia-Pacific and others
India	85,731		247,942
Israel	85,562		182,732
Hong Kong	37,120		109,315
Malaysia	30,688		130,402
Thailand	16,706		45,420
China	11,194		60,738
Japan	10,044		32,129
Others	2,896		7,957
Total revenue in Asia-Pacific and others	279,941	42.1%	816,635	41.1%
Europe
U.K.	40,292		103,440
Germany	14,532		40,975
Ireland (2)	176		438
Others	14,205		39,087
Total revenue in Europe	$69,205	10.4%	$183,940	9.2%
Total revenue	$665,281	100.0%	$1,989,366	100.0%

(in thousands, except percentages)	Three Months Ended March 25, 2022	As a % of Total Revenues	Nine Months Ended March 25, 2022	As a % of Total Revenues
North America
U.S.	$292,475		$781,469
Others (1)	4,123		8,996
Total revenue in North America	296,598	52.5%	790,465	47.2%
Asia-Pacific and others
India	70,956		210,009
Malaysia	51,188		163,306
Hong Kong	17,338		61,575
Israel	16,883		67,318
Japan	16,449		47,258
China	12,843		40,624
Others	10,559		34,349
Total revenue in Asia-Pacific and others	196,216	34.8%	624,439	37.3%
Europe
Ireland (2)	28,640		133,024
U.K.	21,632		64,151
Germany	10,688		28,098
Others	10,621		34,173
Total revenue in Europe	$71,581	12.7%	$259,446	15.5%
Total revenue	$564,395	100.0%	$1,674,350	100.0%
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each year presented is $0.
(2)Due to change in bill-to-location for a certain customer.
The following table presents revenues by end market:

(in thousands, except percentages)	Three Months Ended March 31, 2023	As a % of Total Revenues	Nine Months Ended March 31, 2023	As a % of Total Revenues
Optical communications	$502,615	75.5%	$1,506,232	75.7%
Lasers, sensors and other	162,666	24.5%	483,134	24.3%
Total	$665,281	100.0%	$1,989,366	100.0%

(in thousands, except percentages)	Three Months Ended March 25, 2022	As a % of Total Revenues	Nine Months Ended March 25, 2022	As a % of Total Revenues
Optical communications	$440,003	78.0%	$1,318,087	78.7%
Lasers, sensors and other	124,392	22.0%	356,263	21.3%
Total	$564,395	100.0%	$1,674,350	100.0%

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
The following tables summarize the activity in the Company’s contract assets and contract liabilities during the nine months ended March 31, 2023:

(in thousands)	Contract Assets
Beginning balance, June 24, 2022	$13,464
Revenue recognized	57,617
Amounts collected or invoiced	(50,000)
Ending balance, March 31, 2023	$21,081

(in thousands)	Contract Liabilities
Beginning balance, June 24, 2022	$1,982
Advance payment received during the period	13,073
Revenue recognized	(11,806)
Ending balance, March 31, 2023	$3,249

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
Earnings per ordinary share was calculated as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	March 31, 2023	March 25, 2022	March 31, 2023	March 25, 2022
Net income attributable to shareholders	$59,355	$50,661	$187,127	$144,191
Weighted-average number of ordinary shares outstanding	36,608	36,940	36,575	36,945
Incremental shares arising from the assumed vesting of restricted share units and performance share units	381	533	320	506
Weighted-average number of ordinary shares for diluted earnings per ordinary share	36,989	37,473	36,895	37,451
Basic earnings per ordinary share	$1.62	$1.37	$5.12	$3.90
Diluted earnings per ordinary share	$1.60	$1.35	$5.07	$3.85

5.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments are as follows:

			Fair Value
(in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of March 31, 2023
Cash	$211,433	$—	$211,433	$—	$—
Cash equivalents	19,320	(10)	19,310	—	—
Liquidity funds	40,528	—	—	—	40,528
Certificates of deposit and time deposits	44,341	43	—	44,384	—
Corporate debt securities	215,295	(4,127)	—	211,168	—
U.S. agency and U.S. treasury securities	12,054	(154)	—	11,900	—
Total	$542,971	$(4,248)	$230,743	$267,452	$40,528
As of June 24, 2022
Cash	$187,630	$—	$187,630	$—	$—
Cash equivalents	10,367	(1)	10,366	—	—
Liquidity funds	31,477	—	—	—	31,477
Corporate debt securities	234,689	(5,671)	—	229,018	—
U.S. agency and U.S. treasury securities	20,007	(345)	—	19,662	—
Total	$484,170	$(6,017)	$197,996	$248,680	$31,477

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
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale securities based on stated effective maturities as of March 31, 2023 and June 24, 2022:

	March 31, 2023		June 24, 2022
(in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$150,720	$150,547	$101,976	$101,400
Due between one to five years	161,498	157,433	184,197	178,757
Total	$312,218	$307,980	$286,173	$280,157

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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of March 31, 2023
Assets
Cash equivalents	$—	$19,310		$—	$19,310
Liquidity funds	—	40,528		—	40,528
Certificates of deposit and time deposits	—	44,384		—	44,384
Corporate debt securities	—	211,168		—	211,168
U.S. agency and U.S. treasury securities	—	11,900		—	11,900
Derivative assets – current portion	—	2,078	(1)	—	2,078
Derivative assets – non-current portion	—	10	(2)	—	10
Total	$—	$329,378		$—	$329,378
Liabilities
Derivative liabilities – current portion	$—	$(1,794)		$—	$(1,794)
Total	$—	$(1,794)	(3)	$—	$(1,794)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 24, 2022
Assets
Cash equivalents	$—	$10,366		$—	$10,366
Liquidity funds	—	31,477		—	31,477
Corporate debt securities	—	229,018		—	229,018
U.S. agency and U.S. treasury securities	—	19,662		—	19,662
Derivative assets – current portion	—	110	(4)	—	110
Total	$—	$290,633		$—	$290,633
Liabilities
Derivative liabilities – current portion	$—	$(7,345)		$—	$(7,345)
Derivative liabilities – non-current portion	—	(234)		—	(234)
Total	$—	$(7,579)	(5)	$—	$(7,579)
(1)Foreign currency forward contracts with an aggregate notional amount of $78.0 million and an interest rate swap agreement with a notional amount of $64.2 million.
(2)Interest rate swap agreement with notional amount of $60.9 million.
(3)Foreign currency forward contracts with an aggregate notional amount of $52.0 million and 0.4 million Canadian dollars and an interest rate swap agreement with a notional amount of $60.9 million.
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
As of March 31, 2023, the Company had 130 outstanding U.S. dollar foreign currency forward contracts against Thai baht, with an aggregate notional amount of $130.0 million and maturity dates ranging from April 2023 through October 2023 and one outstanding Canadian dollar foreign currency forward contract with a notional amount of 0.4 million Canadian dollars and a maturity date in June 2023.
As of June 24, 2022, the Company had 135 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $135.0 million and maturity dates ranging from July 2022 through January 2023, and one foreign currency contract with a notional amount of 0.5 million Canadian dollars and with a maturity date in September 2022.
As of March 31, 2023, the hedging relationship over foreign currency forward contracts that were designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of March 31, 2023, the amount in accumulated other comprehensive income (“AOCI”) that is expected to be reclassified into earnings within 12 months was a loss of $1.0 million.
As of June 24, 2022, the hedging relationship over foreign currency forward contracts that were designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. As of June 24, 2022, the amount in AOCI that is expected to be reclassified into earnings within 12 months was a loss of $4.8 million.
During the three and nine months ended March 31, 2023, the Company included an unrealized loss of $2.1 million and unrealized gain of $1.8 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.

During the three and nine months ended March 25, 2022, the Company included an unrealized gain of $0.1 million and $0.6 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of March 31, 2023 and June 24, 2022, the Company had two outstanding interest rate swap agreements with an aggregate notional amount of $125.1 million.
On July 25, 2018, Fabrinet Thailand entered into an interest rate swap agreement to effectively convert the floating interest rate of the term loan under the Company's previous syndicated senior credit facility agreement to a fixed interest rate of 2.86% per annum through the scheduled maturity of the term loan in June 2023 (see Note 10). The Company did not designate this interest rate swap for hedge accounting.
On September 3, 2019, Fabrinet Thailand entered into a term loan agreement under a credit facility agreement with Bank of Ayudhya Public Company Limited, and on September 10, 2019, the Company repaid in full the outstanding term loan under the Company's previous syndicated senior credit facility agreement (see Note 10). In conjunction with the funding of the new term loan, the Company entered into a second interest rate swap agreement. The combination of both of these interest rate swaps effectively converts the floating interest rate of the Company’s term loan with Bank of Ayudhya Public Company Limited to a fixed interest rate of 4.36% per annum through the maturity of the term loan in June 2024.
On September 27, 2019, the Company designated these two interest rate swaps as a cash flow hedge for the Company’s term loan under the credit facility agreement with Bank of Ayudhya Public Company Limited. The combination of these two interest rate swaps qualified for hedge accounting because the hedges are highly effective, and the Company has designated and documented contemporaneously the hedging relationships involving these interest rate swaps. While the Company intends to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. From September 27, 2019, any gains or losses related to these interest rate swaps are recorded in AOCI in the unaudited condensed consolidated balance sheets. The Company reclassifies a portion of the gains or losses from AOCI into earnings at each reporting period based on either the accrued interest amount or the interest payment.
As of March 31, 2023, the amount in AOCI that is expected to be reclassified into earnings within 12 months was a gain of $0.3 million.
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

The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended		Nine Months Ended
(in thousands)	Financial statements line item	March 31, 2023	March 25, 2022	March 31, 2023	March 25, 2022
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income	$(5,068)	$1,009	$6,694	$2,558
Interest rate swaps	Other comprehensive income	242	882	1,068	1,885
Total derivatives gain (loss) recognized in other comprehensive income (loss)		$(4,826)	$1,891	$7,762	$4,443
Derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings:
Foreign currency forward contracts	Cost of revenues	$(3,245)	$1,117	$6,083	$6,216
Foreign currency forward contracts	SG&A	(140)	46	250	258
Foreign currency forward contracts	Foreign exchange loss, net	2,807	(2,165)	(9,183)	(7,438)
Interest rate swaps	Interest expense	(131)	(223)	(477)	(736)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings		$(709)	$(1,225)	$(3,327)	$(1,700)
Change in net unrealized gain (loss) on derivatives instruments		$(5,535)	$666	$4,435	$2,743
Fair Value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	March 31, 2023		June 24, 2022
(in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$1,378	$(7)	$—	$(1,561)
Derivatives designated as hedging instruments
Foreign currency forward contracts	511	(1,569)	—	(4,821)
Interest rate swaps	199	(218)	110	(1,197)
Derivatives, gross balances	$2,088	$(1,794)	$110	$(7,579)

The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets, Other non-current assets
Fair Value of Derivative Liabilities	Accrued expenses, Other non-current liabilities

7.    Inventories

(in thousands)	As of March 31, 2023	As of June 24, 2022
Raw materials	$174,047	$275,730
Work in progress	321,908	217,638
Finished goods	30,244	15,203
Goods in transit	28,048	48,574
Total inventories	$554,247	$557,145

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
Operating leases
As of March 31, 2023, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
2023 (remaining three months)	$644
2024	1,213
2025	45
Total undiscounted lease payments	1,902
Less imputed interest	(33)
Total present value of lease liabilities	$1,869	(1)
(1)Includes current portion of operating lease liabilities of $1.6 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term.
Rental expense for long-term leases for the three and nine months ended March 31, 2023 was $0.6 million and $1.8 million, respectively, and for the three and nine months ended March 25, 2022 was $0.7 million and $2.1 million, respectively. Rental expense for short-term leases for the three and nine months ended March 31, 2023 was $0.2 million and $0.3 million, respectively, and for the three and nine months ended March 25, 2022 was $0.1 million and $0.2 million, respectively.
Finance leases
As of March 31, 2023, the Company had one finance lease agreement with a de minimis amount.
The following summarizes additional information related to the Company’s operating leases:

	As of March 31, 2023	As of June 24, 2022
Weighted-average remaining lease term (in years)	1.3	1.8
Weighted-average discount rate	3.4%	3.4%
The following table presents supplemental disclosure for the unaudited condensed consolidated statement of cash flows related to operating and finance leases for the three and nine months ended March 31, 2023 and March 25, 2022:

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2023	March 25, 2022	March 31, 2023	March 25, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$575	$678	$1,877	$2,076
Financing cash flows from finance leases	$2	$—	$7	$—
ROU assets obtained in exchange for lease liabilities	$—	$—	$79	$38
9.    Intangibles
The following tables present details of the Company’s intangibles:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of March 31, 2023
Software	$10,379	$(7,908)	$—	$2,471
Total intangibles (1)	$10,379	$(7,908)	$—	$2,471
(1)Customer relationships and backlog were written-off in March 2023.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 24, 2022
Software	$10,484	$(7,681)	$—	$2,803
Customer relationships	4,373	(3,610)	(58)	705
Backlog	119	(119)	—	—
Total intangibles	$14,976	$(11,410)	$(58)	$3,508
The Company recorded amortization expense relating to intangibles of $0.3 million and $0.4 million for the three months ended March 31, 2023 and March 25, 2022, respectively, and $1.1 million and $1.2 million for the nine months ended March 31, 2023 and March 25, 2022, respectively.
The weighted-average remaining life of software and customer relationships was:

(years)	As of March 31, 2023	As of June 24, 2022
Software	3.2	3.8
Customer relationships	—	3.1
Total intangibles	3.2	3.8
Based on the carrying amount of intangibles as of March 31, 2023, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(in thousands)
2023 (remaining three months)	$235
2024	847
2025	660
2026	438
2027	230
Thereafter	61
Total	$2,471

10.    Borrowings
The Company’s total borrowings, including current and non-current portions of long-term borrowings, consisted of the following:

(in thousands of U.S. dollars)
Rate	Conditions	Maturity	As of March 31, 2023	As of June 24, 2022
Long-term borrowings, current portion, net:
Long-term borrowings, current portion			$12,188	$12,188
Less: Unamortized debt issuance costs, current portion			(32)	(32)
Long-term borrowings, current portion, net			$12,156	$12,156
Long-term borrowings, non-current portion, net:
Term loan borrowings:
3-month LIBOR +1.35% per annum (1)	Repayable in quarterly installments	June 2024	$15,234	$27,421
Less: Current portion			(12,187)	(12,188)
Less: Unamortized debt issuance costs, non-current portion			(8)	(31)
Long-term borrowings, non-current portion, net			$3,039	$15,202
(1)The Company has entered into interest rate swaps that effectively fix a series of future interest payments on its term loans. Refer to Note 6.
The movements of long-term borrowings for the nine months ended March 31, 2023 and March 25, 2022 were as follows:

	Nine Months Ended
(in thousands)	March 31, 2023	March 25, 2022
Opening balance	$27,421	$39,609
Repayments during the period	(12,187)	(9,141)
Closing balance	$15,234	$30,468
As of March 31, 2023, future maturities of long-term borrowings during each fiscal year were as follows:

(in thousands)
2023 (remaining three months)	$3,047
2024	12,187
Total	$15,234
Credit facility agreements:
On August 20, 2019, Fabrinet Thailand (the “Borrower”) and Bank of Ayudhya Public Company Limited (the “Bank”) entered into a credit facility agreement (the “2019 Credit Facility Agreement”), which provides for a facility of 110.0 million Thai baht (approximately $3.6 million based on the applicable exchange rate as of September 27, 2019) and $160.9 million that may be used for, among other things, an overdraft facility, short-term loans against promissory notes, a letter of guarantee facility, a term loan facility and foreign exchange facilities. The Bank may approve any request for extension of credit under the 2019 Credit Facility Agreement and may increase or decrease any facility amount in its sole discretion.
Under the 2019 Credit Facility Agreement, on August 20, 2019, the Borrower and the Bank entered into a term loan agreement (the "Term Loan Agreement") pursuant to which the Borrower drew down on September 3, 2019 a term loan in the original principal amount of $60.9 million. The proceeds from the term loan, together with cash on hand, were used to repay outstanding obligations under the Company's previous syndicated senior credit facility agreement.
The term loan accrues interest at 3-month LIBOR plus 1.35% and is repayable in quarterly installments of $3.0 million, commencing on September 30, 2019. On March 9, 2023, the Borrower and the Bank amended the Term Loan Agreement to replace the interest rate reference from LIBOR to the Secured Overnight Financing Rate ("SOFR") effective from September 29, 2023. The term loan will mature on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be borrowed again. During the three and nine months ended March 31, 2023, the Company recorded $0.6 million and $1.7 million, respectively, of interest expense in connection with this term loan, including the impact from interest rate swaps.
Any borrowings under the 2019 Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, and restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt-to-equity ratio of less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. As of March 31, 2023, the Company was in compliance with all of its financial covenants under the Term Loan Agreement.
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
As of March 31, 2023, there was $15.2 million outstanding under the term loan.
On March 9, 2023, Fabrinet Thailand and the Parent Company (the “Borrowers”) and the Bank entered into a credit facility agreement (the “2023 Credit Facility Agreement”), which provides a facility of $55.0 million.
Any borrowings under the 2023 Credit Facility Agreement are secured by land and buildings owned by the Borrowers in the Pathumthani and Chonburi Provinces in Thailand.
Under the 2023 Credit Facility Agreement, the Borrowers are required to maintain a loan to value of the mortgaged real property ratio of not greater than 60%. The Borrowers are also required to maintain a debt service coverage ratio of at least 1.25 times and a debt-to-equity ratio of less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times.
As of March 31, 2023, there was no amount outstanding under the 2023 Credit Facility.

11.    Income taxes
As of March 31, 2023 and June 24, 2022, the liability for uncertain tax positions including accrued interest and penalties was $0.9 million and $1.6 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months due to the expiration of statutes of limitations with respect to these positions.
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
The effective tax rate for the Company for the three months ended March 31, 2023 and March 25, 2022 was 6.5% and 5.4%, respectively, of net income. The increase was primarily due to an increase in income subject to tax during the three months ended March 31, 2023 as compared to the three months ended March 25, 2022.
The effective tax rate for the Company for the nine months ended March 31, 2023 and March 25, 2022 was 3.1% and 3.2%, respectively, of net income. The decrease was primarily due to lower annualized effective tax rate offset by an increase in income subject to tax during the nine months ended March 31, 2023 as compared to the nine months ended March 25, 2022.

12.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of the Company's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three and nine months ended March 31, 2023 and March 25, 2022 was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2023	March 25, 2022	March 31, 2023	March 25, 2022
Share-based compensation expense by type of award:
Restricted share units	$3,945	$3,126	$12,845	$11,720
Performance share units	2,774	2,597	8,372	9,981
Total share-based compensation expense	6,719	5,723	21,217	21,701
Tax effect on share-based compensation expense	—	—	—	—
Net effect on share-based compensation expense	$6,719	$5,723	$21,217	$21,701
Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2023	March 25, 2022	March 31, 2023	March 25, 2022
Cost of revenue	$1,453	$1,183	$5,028	$4,579
Selling, general and administrative expense	5,080	4,540	16,003	17,122
Restructuring and other related costs	186	—	186	—
Total share-based compensation expense	$6,719	$5,723	$21,217	$21,701
The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and nine months ended March 31, 2023 and March 25, 2022.
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
As of March 31, 2023, there were 343,211 restricted share units outstanding, 204,016 performance share units outstanding and 1,958,203 ordinary shares available for future grant under the 2020 Plan.
As of March 31, 2023, there were 30,827 restricted share units outstanding under the 2010 Plan. No ordinary shares are available for future grant under the 2010 Plan.
On November 2, 2017, the Company adopted the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”) with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual. As of March 31, 2023, there were no awards outstanding and 111,347 ordinary shares available for future grant under the 2017 Inducement Plan.
The 2020 Plan, 2010 Plan and 2017 Inducement Plan are collectively referred to as the “Equity Incentive Plans.”

The following table summarizes the number of equity awards outstanding and ordinary shares available for grant under each of the Equity Incentive Plans as of March 31, 2023:

(share units)	Restricted Share Units outstanding	Performance Share Units outstanding	Ordinary Shares available for future grant
2020 Plan	343,211	204,016	1,958,203
2010 Plan	30,827	—	—
2017 Inducement Plan	—	—	111,347
Total	374,038	204,016	2,069,550
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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2022	459,626	$75.14
Granted	154,113	$119.23
Vested	(220,004)	$67.23
Forfeited	(19,697)	$91.84
Balance as of March 31, 2023	374,038	$97.08

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 25, 2021	641,875	$55.74
Granted	165,684	$102.74
Vested	(310,473)	$51.12
Forfeited	(36,158)	$69.84
Balance as of March 25, 2022	460,928	$73.96

The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2022	285,882	$81.64
Granted	97,142	$117.35
Vested	(179,008)	$70.05
Forfeited	—	$—
Balance as of March 31, 2023	204,016	$108.81

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 25, 2021	427,028	$57.82
Granted	110,832	$101.05
Vested	(190,213)	48.65
Forfeited	(61,765)	$53.38
Balance as of March 25, 2022	285,882	$81.64
The fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.
As of March 31, 2023, there was $15.1 million and $9.4 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.6 and 1.2 years, respectively.
For the nine months ended March 31, 2023 and March 25, 2022, the Company withheld an aggregate of 172,929 shares and 210,006 shares, respectively, upon the vesting of restricted share units and performance shares units, based upon the closing share price on the vesting date to settle employee tax withholding obligations. For the nine months ended March 31, 2023 and March 25, 2022, the Company then remitted cash of $17.7 million and $20.4 million, respectively, to the appropriate taxing authorities and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.
13.    Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three and nine months ended March 31, 2023, Fabrinet issued 23,202 and 226,083 ordinary shares, respectively, upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
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

During the nine months ended March 31, 2023, the Company repurchased 83,857 shares under the program at an average price per share (excluding other direct costs) of $109.89 totaling $9.2 million. As of March 31, 2023, the Company had a remaining authorization to repurchase up to $90.8 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.
14.    Accumulated other comprehensive income (loss)
The changes in AOCI for the nine months ended March 31, 2023 and March 25, 2022 were as follows:

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 24, 2022	$(6,018)	$(5,082)	$(803)	$(890)	$(12,793)
Other comprehensive income (loss) before reclassification adjustment	1,675	7,762	—	(29)	9,408
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	93	(3,327)	338	—	(2,896)
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$1,768	$4,435	$338	$(29)	$6,512
Balance as of March 31, 2023	$(4,250)	$(647)	$(465)	$(919)	$(6,281)

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 25, 2021	$308	$(4,504)	$(1,425)	$(645)	$(6,266)
Other comprehensive income (loss) before reclassification adjustment	(3,602)	4,443	—	(198)	643
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	(13)	(1,700)	448	—	(1,265)
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$(3,615)	$2,743	$448	$(198)	$(622)
Balance as of March 25, 2022	$(3,307)	$(1,761)	$(977)	$(843)	$(6,888)

15.    Commitments and contingencies
Bank guarantees
As of March 31, 2023 and June 24, 2022, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses totaling $1.6 million and $1.4 million, respectively, or Thai baht 53.0 million and 50.2 million, respectively. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in Israel to support the operations related to the Customs department.
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
As of March 31, 2023, the Company had a purchase obligation and other commitments to third parties of $1.09 billion.
Capital expenditures
As of March 31, 2023, the Company had total capital expenditure commitments to third parties of $18.3 million.
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
16.    Restructuring and other related costs
Restructuring and other related costs may consist of voluntary or involuntary severance-related charges, asset-related charges and other costs due to exit activities. We recognize voluntary severance-related charges when an employee accepts the offered benefit arrangement. We recognize involuntary severance-related charges depending on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. If the former, we recognize the charges once they are probable and the amounts are estimable. If the latter, we recognize the charges once the benefits have been communicated to employees.

17.    Business segments and geographic information
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is Fabrinet’s Chief Executive Officer. As of March 31, 2023, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
For the Company’s revenues by geographic region, see “Revenue by Geographic Area and End Market” in Note 3.
The following table presents long-lived assets by the country in which they are based:

(in thousands)	March 31, 2023	June 24, 2022
Long-Lived Assets:
Thailand	$261,506	$240,750
U.S.	25,669	25,938
China	17,651	19,686
Israel	3,023	4,025
Others	516	1,878
Total	$308,365	$292,277
Significant customers
The Company had three customers that each contributed to 10% or more of the Company's total trade accounts receivable as of March 31, 2023 and June 24, 2022.

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
•our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2023 will be in line with the portion of revenues attributable to such customers during the nine months ended March 31, 2023;
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
Recent Developments Related to COVID-19
In China, the relaxation in early December 2022 of restrictions related to COVID-19 coincided with a surge in COVID-19 infections, which peaked in the last week of December 2022 and subsided by the second half of January 2023. While the surge in China significantly disrupted our operations there, our operating results were not significantly affected due to the successful execution of our contingency plan and various precautionary measures we have undertaken. However, any worsening of the COVID-19 pandemic in China or globally may result in more stringent measures being implemented by local authorities, such as shutting down our manufacturing facilities, which would have a significant negative impact on our operations.
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
•Given our $538.7 million in cash, cash equivalents and short-term investments, and our total debt of approximately $15.2 million as of March 31, 2023, we believe we are in a solid position from a capital and financial resources perspective. We expect that current cash and cash equivalent balances and short-term investments, and cash flows generated from operations will be sufficient to meet our domestic and international working capital needs and other capital and liquidity requirements for at least the next 12 months.

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
We expect that disruptions in our supply chain and fluctuations in the availability of parts and materials will continue to have a significant impact on our ability to generate revenue, despite strong demand from our customers. These supply chain disruptions have been exacerbated by recent global events, such as (1) COVID-related lockdowns in China, which caused freight and logistics issues and unforeseen delays during the first half of fiscal year 2023, and (2) the armed conflict between Russia and Ukraine. While we have no significant direct business in Ukraine or Russia, the conflict has negatively impacted demand from some of our automotive customers that have other suppliers in the region. Moreover, if a future surge in COVID-19 cases in China were to cause the facilities of our subsidiary in Fuzhou, China to be locked down, we would be negatively impacted since we and some of our customers rely on the optics components that are manufactured in such facilities. Furthermore, in some cases, our efforts to identify and secure alternative supply chain sources has resulted in our customers or their end customers requiring requalification and validation of components, a process that can often be lengthy and has negatively impacted the timing of our revenue.
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
The percentage of our revenues generated from a bill-to location outside of North America increased from 47.5% in the three months ended March 25, 2022 to 52.5% in the three months ended March 31, 2023, primarily because the increase in sales to our customers outside of North America was higher than the increase in sales to our customers in North America.
The percentage of our revenues generated from a bill-to location outside of North America decreased from 52.8% in the nine months ended March 25, 2022 to 50.3% in the nine months ended March 31, 2023, primarily because the increase in sales to our customers outside of North America was lower than the increase in sales to our customers in North America.
Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2023 will be in line with the portion of revenues attributable to such customers during the nine months ended March 31, 2023.
The following table presents percentages of total revenues by geographic region:

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 25, 2022	March 31, 2023	March 25, 2022
North America	47.5%	52.5%	49.7%	47.2%
Asia-Pacific and others	42.1	34.8	41.1	37.3
Europe	10.4	12.7	9.2	15.5
	100.0%	100.0%	100.0%	100.0%
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
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of March 31, 2023			As of June 24, 2022
(amount in thousands, except percentages)	Currency	$	%	Currency	$	%
Assets
Thai baht	964,191	$28,275	75.3%	753,924	$21,213	64.0%
RMB	28,079	4,086	10.9	34,382	5,132	15.5
GBP	4,168	5,167	13.8	5,544	6,801	20.5
Total		$37,528	100.0%		$33,146	100.0%
Liabilities
Thai baht	3,142,992	$92,170	93.3%	2,393,112	$67,336	84.8%
RMB	38,962	5,670	5.7	61,191	9,133	11.5
GBP	794	984	1.0	2,379	2,918	3.7
Total		$98,824	100.0%		$79,387	100.0%
The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of March 31, 2023, there was $130.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 24, 2022, there was $135.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of March 31, 2023 and June 24, 2022, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of March 31, 2023 and June 24, 2022, we did not have any derivative contracts denominated in GBP.
For the three months ended March 31, 2023 and March 25, 2022, we recorded a loss of $2.1 million and gain of $0.1 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
For the nine months ended March 31, 2023 and March 25, 2022, we recorded a gain of $1.8 million and $0.6 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.

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
As of March 31, 2023, the corporate income tax rates for our subsidiaries in the PRC, the U.S., the U.K. and Israel were 25%, 21%, 19% and 23%, respectively. In October 2022, the U.K. announced an increase in the corporate income tax rate from 19% to 25%, effective April 1, 2023.
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

(in thousands)	Three Months Ended		Nine Months Ended
	March 31, 2023	March 25, 2022	March 31, 2023	March 25, 2022
Revenues	$665,281	$564,395	$1,989,366	$1,674,350
Cost of revenues	(579,274)	(493,702)	(1,735,388)	(1,470,689)
Gross profit	86,007	70,693	253,978	203,661
Selling, general and administrative expenses	(18,309)	(17,034)	(57,804)	(55,412)
Restructuring and other related costs	(5,872)	—	(5,872)	(135)
Operating income	61,826	53,659	190,302	148,114
Interest income	3,317	414	7,210	1,470
Interest expense	(399)	(73)	(1,179)	(347)
Foreign exchange gain (loss), net	(1,303)	(410)	(3,122)	998
Other income (expense), net	31	(36)	(178)	(1,351)
Income before income taxes	63,472	53,554	193,033	148,884
Income tax expense	(4,117)	(2,893)	(5,906)	(4,693)
Net income	59,355	50,661	187,127	144,191
Other comprehensive income (loss), net of tax	(3,567)	(1,699)	6,512	(622)
Net comprehensive income	$55,788	$48,962	$193,639	$143,569
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 31, 2023	March 25, 2022	March 31, 2023	March 25, 2022
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(87.1)	(87.5)	(87.2)	(87.8)
Gross profit	12.9	12.5	12.8	12.2
Selling, general and administrative expenses	(2.7)	(3.0)	(2.9)	(3.4)
Restructuring and other related costs	(0.9)	—	(0.3)	0.0
Operating income	9.3	9.5	9.6	8.8
Interest income	0.5	0.1	0.4	0.1
Interest expense	(0.1)	0.0	(0.1)	0.1
Foreign exchange gain (loss), net	(0.2)	(0.1)	(0.2)	0.1
Other income (expense), net	0.0	0.0	0.0	(0.2)
Income before income taxes	9.5	9.5	9.7	8.9
Income tax expense	(0.6)	(0.5)	(0.3)	(0.3)
Net income	8.9	9.0	9.4	8.6
Other comprehensive income (loss), net of tax	(0.5)	(0.3)	0.3	0.0
Net comprehensive income	8.4%	8.7%	9.7%	8.6%
The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Nine Months Ended
(in thousands)	March 31, 2023	March 25, 2022	March 31, 2023	March 25, 2022
Optical communications	$502,615	$440,003	$1,506,232	$1,318,087
Lasers, sensors and other	162,666	124,392	483,134	356,263
Total	$665,281	$564,395	$1,989,366	$1,674,350
We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.
Comparison of Three and Nine Months Ended March 31, 2023 with Three and Nine Months Ended March 25, 2022
Revenues
Our revenues increased by $100.9 million, or 17.9%, to $665.3 million for the three months ended March 31, 2023, compared with $564.4 million for the three months ended March 25, 2022. This increase was due to an increase in our key customers’ demand during the three months ended March 31, 2023. Revenues from optical communications products increased by $62.6 million, or 14.2%, and revenue from non-optical communications products increased by $38.3 million, or 30.8%, for the three months ended March 31, 2023, compared to the same period in the prior fiscal year.
Our revenues increased by $315.0 million, or 18.8%, to $1,989.4 million for the nine months ended March 31, 2023, compared with $1,674.4 million for the nine months ended March 25, 2022. This increase was due to (1) an increase in our key customers’ demand during the nine months ended March 31, 2023, and (2) the positive impact of an additional week of revenue during the nine months ended March 31, 2023. Revenues from optical communications products increased by $188.1 million, or 14.3%, and revenue from non-optical communications products increased by $126.9 million, or 35.6%, for the nine months ended March 31, 2023, compared to the same period in the prior fiscal year.

Cost of revenues
Our cost of revenues increased by $85.6 million, or 17.3%, to $579.3 million, or 87.1% of revenues, for the three months ended March 31, 2023, compared with $493.7 million, or 87.5% of revenues, for the three months ended March 25, 2022. This increase in cost of revenues on an absolute dollar basis was in line with the increase in sales volume.
Our cost of revenues increased by $264.7 million, or 18.0%, to $1,735.4 million, or 87.2% of revenues, for the nine months ended March 31, 2023, compared with $1,470.7 million, or 87.8% of revenues, for the nine months ended March 25, 2022. This increase in cost of revenues on an absolute dollar basis was in line with the increase in sales volume.
Gross profit
Our gross profit increased by $15.3 million, or 21.6%, to $86.0 million, or 12.9% of revenues, for the three months ended March 31, 2023, compared with $70.7 million, or 12.5% of revenues, for the three months ended March 25, 2022. The increase was primarily due to an increase in sales volume.
Our gross profit increased by $50.3 million, or 24.7%, to $254.0 million, or 12.8% of revenues, for the nine months ended March 31, 2023, compared with $203.7 million, or 12.2% of revenues, for the nine months ended March 25, 2022. The increase was primarily due to an increase in sales volume.
SG&A expenses
Our SG&A expenses increased by $1.3 million, or 7.6%, to $18.3 million, or 2.7% of revenues, for the three months ended March 31, 2023, compared with $17.0 million, or 3.0% of revenues, for the three months ended March 25, 2022. The increase was primarily due to (1) an increase in share-based compensation expenses of $0.5 million, (2) an increase in legal and consulting fees of $0.3 million, (3) an increase in sales and marketing expenses of $0.3 million, and (4) an increase in executive benefits of $0.1 million.
Our SG&A expenses increased by $2.4 million, or 4.3%, to $57.8 million, or 2.9% of revenues, for the nine months ended March 31, 2023, compared with $55.4 million, or 3.3% of revenues, for the nine months ended March 25, 2022. The increase was primarily due to (1) an increase in legal and consulting fees of $0.9 million, (2) an increase in sales and marketing expenses of $0.9 million, (3) an increase in executive benefits of $0.8 million, (4) an increase in R&D expenses of $0.6 million, and (5) an increase in insurance expenses of $0.3 million, offset by a decrease in share-based compensation expenses of $1.1 million.
Restructuring and other related costs
We recorded restructuring and other related costs for the three and nine months ended March 31, 2023 of $5.9 million.
Operating income
Our operating income increased by $8.1 million, or 15.1%, to $61.8 million, or 9.3% of revenues, for the three months ended March 31, 2023, compared with $53.7 million, or 9.5% of revenues, for the three months ended March 25, 2022. The increase was primarily due to an increase in revenues.
Our operating income increased by $42.2 million, or 28.5%, to $190.3 million, or 9.6% of revenues, for the nine months ended March 31, 2023, compared with $148.1 million, or 8.8% of revenues, for the nine months ended March 25, 2022. The increase was primarily due to an increase in revenues.

Interest income
Our interest income increased by $2.9 million, or 725.0%, to $3.3 million, or 0.5% of revenues, for the three months ended March 31, 2023, compared with $0.4 million, or 0.1% of revenues, for the three months ended March 25, 2022. The increase was primarily due to a higher weighted average interest rate during the three months ended March 31, 2023 compared to same period in the prior fiscal year.
Our interest income increased by $5.7 million, or 380.0%, to $7.2 million, or 0.4% of revenues, for the nine months ended March 31, 2023, compared with $1.5 million, or 0.1% of revenues, for the nine months ended March 25, 2022. The increase was primarily due to a higher weighted average interest rate during the nine months ended March 31, 2023 compared to same period in the prior fiscal year.
Interest expense
Our interest expense increased by $0.3 million to $0.4 million for the three months ended March 31, 2023, compared with $0.1 million for the three months ended March 25, 2022. The increase was primarily due to (1) lower interest expense capitalized of $0.3 million following the completion of a new manufacturing building at our Chonburi campus in July 2022, and (2) lower amortization of the fair value of interest rate swaps of $0.1 million during the three months ended March 31, 2023, offset by lower interest expense due to a decrease in the amount of outstanding long-term loans.
Our interest expense increased by $0.9 million to $1.2 million for the nine months ended March 31, 2023, compared with $0.3 million for the nine months ended March 25, 2022. The increase was primarily due to (1) lower interest expense capitalized of $0.6 million following the completion of a new manufacturing building at our Chonburi campus in July 2022, and (2) lower amortization of the fair value of interest rate swaps of $0.3 million during the nine months ended March 31, 2023.
Foreign exchange gain (loss), net
We recorded foreign exchange loss, net of $1.3 million for the three months ended March 31, 2023, compared with foreign exchange loss, net of $0.4 million for the three months ended March 25, 2022. The increase in foreign exchange loss was mainly due to (1) unrealized loss from mark-to-market forward contracts of $2.2 million for the three months ended March 31, 2023, and (2) higher realized loss from payment/receipt of $1.1 million for the three months ended March 31, 2023, offset by (1) unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $2.1 million for the three months ended March 31, 2023, and (2) higher unrealized gain from revaluation of currencies other than Thai baht of $0.2 million for the three months ended March 31, 2023.
We recorded foreign exchange loss, net of $3.1 million for the nine months ended March 31, 2023, compared with foreign exchange gain, net of $1.0 million for the nine months ended March 25, 2022. The increase in foreign exchange loss was mainly due to (1) unrealized loss from revaluation of outstanding Thai baht assets and liabilities of $3.7 million for the nine months ended March 31, 2023, (2) realized loss from payment/receipt of $1.8 million for the nine months ended March 31, 2023, and (3) higher unrealized loss from revaluation of currencies other than Thai baht of $0.3 million for the nine months ended March 31, 2023, offset by (1) higher unrealized gain from mark-to-market forward contracts of $1.2 million for the nine months ended March 31, 2023, and (2) foreign exchange gain, totaling $0.6 million for the nine months ended March 31, 2023 from our subsidiaries in the PRC and the U.K.
Income before income taxes
We recorded income before income taxes of $63.5 million for the three months ended March 31, 2023, compared with $53.6 million for the three months ended March 25, 2022.
We recorded income before income taxes of $193.0 million for the nine months ended March 31, 2023, compared with $148.9 million for the nine months ended March 25, 2022.

Income tax expense
Our provision for income tax reflects effective tax rates of 6.5% and 5.4% for the three months ended March 31, 2023 and March 25, 2022, respectively. The increase was primarily due to an increase in income subject to tax during the three months ended March 31, 2023 as compared to the three months ended March 25, 2022.
Our provision for income tax reflects effective tax rates of 3.1% and 3.2% for the nine months ended March 31, 2023 and March 25, 2022, respectively. The decrease was primarily due to lower annualized effective tax rate offset by an increase in income subject to tax during the nine months ended March 31, 2023 as compared to the nine months ended March 25, 2022.
Net income
We recorded net income of $59.4 million, or 8.9% of revenues, for the three months ended March 31, 2023, compared with $50.7 million, or 9.0% of revenues, for the three months ended March 25, 2022.
We recorded net income of $187.1 million, or 9.4% of revenues, for the nine months ended March 31, 2023, compared with $144.2 million, or 8.6% of revenues, for the nine months ended March 25, 2022.
Other comprehensive income (loss)
We recorded other comprehensive loss of $3.6 million, or 0.5% of revenues, for the three months ended March 31, 2023, compared with other comprehensive loss of $1.7 million, or 0.3% of revenues, for the three months ended March 25, 2022. The increase in other comprehensive loss was mainly due to (1) unrealized loss from mark-to-market of forward contracts and interest rate swap agreement of $6.2 million for the three months ended March 31, 2023, and (2) higher unrealized loss from foreign currency translation adjustment of $0.2 million for the three months ended March 31, 2023, offset by unrealized gain from mark-to-market of available-for-sale debt securities of $4.5 million for the three months ended March 31, 2023.
We recorded other comprehensive income of $6.5 million, or 0.3% of revenues, for the nine months ended March 31, 2023, compared with other comprehensive loss of $0.6 million, or 0.0% of revenues, for the nine months ended March 25, 2022. The increase in other comprehensive income was mainly due to (1) unrealized gain from mark-to-market of available-for-sale debt securities of $5.4 million for the nine months ended March 31, 2023, and (2) higher unrealized gain from mark-to-market of forward contracts and interest rate swap agreement of $1.7 million for the nine months ended March 31, 2023.
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operations. As of March 31, 2023 and March 25, 2022, we had cash, cash equivalents, and short-term investments of $538.7 million and $515.0 million, respectively, and outstanding debt of $15.2 million and $30.5 million, respectively.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents was 2.7% and 2.1% for the three and nine months ended March 31, 2023, respectively, and 0.4% and 0.5% for the three and nine months ended March 25, 2022, respectively.
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

During the nine months ended March 31, 2023, we repaid $12.2 million of the term loan under our 2019 Credit Facility Agreement. As a result, as of March 31, 2023, we had a long-term borrowing of $15.2 million under our 2019 Credit Facility Agreement (see Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further details). We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $308.0 million as of March 31, 2023.
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
The following table shows our cash flows for the periods indicated:

	Nine Months Ended
(in thousands)	March 31, 2023	March 25, 2022
Net cash provided by operating activities	$142,222	$107,897
Net cash used in investing activities	$(70,449)	$(83,218)
Net cash used in financing activities	$(39,151)	$(58,204)
Net increase (decrease) in cash, cash equivalents and restricted cash	$32,622	$(33,525)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. The increase in cash provided by operating activities during the nine months ended March 31, 2023 as compared to the nine months ended March 25, 2022 was primarily driven by higher net income and was also affected by cash-favorable working capital changes.

Investing Activities
Investing cash flows consist primarily of investment purchases, sales, maturities, and disposals; and capital expenditures. Cash used in investing activities was lower for the nine months ended March 31, 2023 as compared to cash used in investing activities for the nine months ended March 25, 2022 primarily due to fewer capital expenditures and an increase in proceeds from sales and maturities of short-term investments, offset by higher investment purchases.

Financing Activities
Financing cash flows consist primarily of repayment of long-term debt, share repurchases, and withholding tax related to net share settlement of restricted share units. Cash used in financing activities was lower for the nine months ended March 31, 2023 as compared to the nine months ended March 25, 2022 primarily due to less cash paid for share repurchases and a decrease in withholding tax related to net share settlement of restricted share units, offset by an increase in the repayment of long-term borrowings due to an additional installment from the additional week in the first quarter of fiscal year 2023.
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents, restricted cash and short-term investments totaling $538.7 million and $478.5 million as of March 31, 2023 and June 24, 2022, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the nine months ended March 31, 2023 and March 25, 2022, our interest income would have decreased by approximately $0.3 million and $0.2 million, respectively, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest-bearing liabilities. The interest-bearing liabilities are denominated in U.S. dollars and the interest expense is based on LIBOR, plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the nine months ended March 31, 2023 and March 25, 2022, our interest expense would have increased by approximately $0.2 million and $0.3 million, respectively, assuming consistent borrowing levels. As a result of the phase-out of LIBOR, we amended the Term Loan Agreement to replace the interest rate reference from LIBOR to the SOFR effective from September 29, 2023 (see Note 10).
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. Beginning December 28, 2019, we designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded unrealized gain of $1.8 million and $0.6 million for the nine months ended March 31, 2023 and March 25, 2022, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $6.8 million and $5.3 million as of March 31, 2023 and June 24, 2022, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of March 31, 2023, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of March 31, 2023 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale and held-to-maturity securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, we may be involved in litigation relating to claims arising in the ordinary course of our business. There are currently no material claims or actions pending or threatened against us.
ITEM 1A. RISK FACTORS
Investing in our ordinary shares involves a high degree of risk. You should carefully consider the following risks, as well as the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes, before investing in our ordinary shares. The risks and uncertainties described below are not the only ones that we may face. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial, also may become important factors that affect us or our ordinary shares. If any of the following risks actually occur, they may harm our business, financial condition and operating results. In this event, the market price of our ordinary shares could decline, and you could lose some or all of your investment.
COVID-19 and Macroeconomic Environment Updates
The COVID-19 pandemic has adversely affected the global economy, disrupted global supply chains and created significant volatility in the financial markets. In addition, the pandemic has, at times, resulted in travel restrictions, business closures and the institution of quarantines and other restrictions on movement in many communities.
In China, the relaxation in early December 2022 of restrictions related to COVID-19 coincided with a surge in COVID-19 infections, which peaked in the last week of December 2022 and subsided by the second half of January 2023. While the surge in China significantly disrupted our operations there, our operating results were not significantly affected due to the successful execution of our contingency plan and various precautionary measures we have undertaken. However, the extent of the impact of COVID-19 on our future business, financial condition and operating results will depend largely on future developments, including (i) the duration and magnitude of the pandemic; (ii) the measures taken by governmental authorities and private sectors to limit the spread of COVID-19; (iii) our ability to continue providing products and services; and (iv) the effect of the pandemic and resulting global economic uncertainty and financial market volatility on our customers, all of which are highly uncertain and unpredictable. While we have updated our risk factors to reflect risks of which we are aware, additional impacts may arise that we are not aware of currently.
In March 2023, the bank failures of Silicon Valley Bank and Signature Bank created significant market disruption and uncertainty within the U.S. banking sector, in particular with respect to regional banks. While we do not hold any investments or deposits with regional banks in the U.S., we continue to monitor the impacts of this situation but do not anticipate a significant impact on our future results of operations or financial position.
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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our revenues. During the three months ended March 31, 2023 and March 25, 2022, we had four customers and three customers, respectively, that each contributed 10% or more of our revenues. Such customers together accounted for 52.8% and 48.3% of our revenues during the respective periods. During each of the nine months ended March 31, 2023 and March 25, 2022, we had three customers that each contributed 10% or more of our revenues. Such customers together accounted for 45.1% and 48.5% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.

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
Revenues from optical communications products represented 75.5% and 78.0% of our revenues for the three months ended March 31, 2023 and March 25, 2022, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or the economy in certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
Some of our customers and suppliers have in the past and may in the future experience financial difficulty, particularly in light of the global economic downturn and uncertainty due to COVID-19 and subsequent adverse conditions in the credit markets that have affected access to capital and liquidity. In addition, the recent failures of Silicon Valley Bank and Signature Bank created significant market disruption and uncertainty within the U.S. banking sector, in particular with respect to regional banks. During challenging economic times, our customers may face challenges in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. If our suppliers experience financial difficulty, we could have trouble sourcing materials necessary to fulfill production requirements and meet scheduled shipments. Any such financial difficulty could adversely affect our operating results and financial condition by resulting in a reduction in our revenues, a charge for inventory write-offs, a provision for doubtful accounts, and larger working capital requirements due to increased days in inventory and days in accounts receivable.
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. As of March 31, 2023, the U.S. dollar had appreciated approximately 9.4% against the Thai baht since March 26, 2021. While we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of March 31, 2023, the U.S. dollar had appreciated approximately 4.9% against the RMB since March 26, 2021. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of March 31, 2023, the U.S. dollar had appreciated approximately 11.0% against the GBP since March 26, 2021. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 52.5% and 47.5% of our revenues for the three months ended March 31, 2023 and March 25, 2022, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of additional risks and challenges, including:
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
The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has identified replacing USD LIBOR with SOFR, calculated using short-term repurchase agreements backed by Treasury securities. In response to the announcement by the FCA on the future cessation and loss of representativeness of LIBOR benchmark, the International Swaps and Derivatives Association ("ISDA") issued a statement on March 5, 2021 confirming that the FCA’s announcement constitutes an index cessation event under IBOR Fallbacks and Supplements and the ISDA 2020 Fallbacks Protocol for all 35 LIBOR settings. As a result, the fallback spread adjustments were fixed as of the date of the announcement.
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of March 31, 2023 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.

Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 31, 2023, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
We focus on manufacturing complex optical products for our customers. These products often contain our customers’ intellectual property, including trade secrets and know-how. Our success depends, in part, on our ability to protect our customers’ intellectual property. We may maintain separate and secure areas for customer proprietary manufacturing processes and materials and dedicate floor space, equipment, engineers and supply chain management to protect our customers’ proprietary drawings, materials and products. The steps we take to protect our customers’ intellectual property may not adequately prevent its disclosure or misappropriation. If we fail to protect our customers’ intellectual property, our customer relationships could be harmed, and we may experience difficulty in establishing new customer relationships. In addition, our customers might pursue legal claims against us for any failure to protect their intellectual property, possibly resulting in harm to our reputation and our business, financial condition and operating results.
Tax, Compliance and Regulatory Risks
We are subject to the risk of increased income taxes, which could harm our business, financial condition and operating results.
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of March 31, 2023, our U.S. federal and state tax returns remain open to examination for the tax years 2017 through 2020. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2015 through 2021. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability. For example, in connection with the conclusion of the audit of our U.S. federal and state tax returns for the tax years 2016 and 2017, we incurred additional taxes, interest and penalties.
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
The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we were able to assert in our Annual Report on Form 10-K for our fiscal year ended June 24, 2022 that our internal control over financial reporting was effective as of June 24, 2022, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
December 31, 2022 – January 27, 2023	—	$—	—	$94,897,103
January 28, 2023 – February 24, 2023	6,500	$122.90	6,500	$94,098,226
February 25, 2023 – March 31, 2023	28,732	$115.32	28,732	$90,784,808
Total	35,232		35,232

(1) On August 18, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. In February 2018, May 2019, August 2020 and August 2022, we announced that our board of directors approved increases of $30.0 million, $50.0 million, $58.5 million and $78.7 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $247.2 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. During the three months ended March 31, 2023, repurchases under our share repurchase program were made in accordance with Rule 10b-18, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1. During the three months ended March 31, 2023, 35,232 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $116.72, for an aggregate purchase price of $4.1 million. As of March 31, 2023, we had a remaining authorization to repurchase up to $90.8 million worth of our ordinary shares.

ITEMS 3, 4 and 5 are not applicable and have been omitted.
ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

10.1	Amendment Agreement to Term Loan Agreement, dated March 9, 2023, by and between Fabrinet Co., Ltd. And Bank of Ayudhya Public Company Limited

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2023.

FABRINET

By:	/s/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)