Form 10-K
period 2023-06-30
Fabrinet
filed 2023-08-22
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
_______________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
As of December 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of approximately $4.7 billion, based on the closing price for the registrant’s ordinary shares as reported on the New York Stock Exchange on such date. Ordinary shares held by each executive officer, director, and holder of 10% or more of the outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of August 11, 2023, the registrant had 36,190,847 ordinary shares, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

1

FABRINET
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 30, 2023

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

•Natural disasters, epidemics, acts of terrorism and political and economic developments could harm our business, financial condition and operating results.

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
Our customers include companies in complex industries that require advanced precision manufacturing capabilities such as optical communications, industrial lasers, automotive and sensors. Our customers in these industries support a growing number of end-markets, including automotive, biotechnology, communications, materials processing, medical devices, metrology and semiconductor processing. Our revenues for the year ended June 30, 2023 (“fiscal year 2023”) increased by $383.0 million, or 16.9%, from $2.26 billion for the year ended June 24, 2022 (“fiscal year 2022”) to $2.65 billion for fiscal year 2023. Our percentage of revenues from lasers, sensors and other markets increased from 21.2% in fiscal year 2022 to 24.1% in fiscal year 2023, while our percentage of revenues from optical communications products decreased from 78.8% in fiscal year 2022 to 75.9% in fiscal year 2023.
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
As of June 30, 2023, our facilities comprised approximately 3.7 million total square feet, including approximately 0.9 million square feet of office space used for general administration purposes and approximately 2.8 million square feet devoted to manufacturing and related activities, of which approximately 1.0 million square feet are clean room facilities. Of the aggregate square footage of our facilities, approximately 3.2 million square feet are located in Thailand and the remaining balance is located in the People’s Republic of China (“PRC” or “China”), the United States, Israel and the Cayman Islands. See Part I, Item 2. Properties of this Annual Report on Form 10-K.
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
Customers, Sales and Marketing
The optical communications market we serve is highly concentrated. Therefore, we expect a significant percentage of our revenues will continue to come from a small number of customers. During fiscal years 2023 and 2022, we had four and three customers, respectively, that each contributed 10% or more of our revenues. During fiscal year 2023, Cisco Systems Inc., Lumentum Operations LLC, Nvidia Corporation, and Infinera Corporation contributed 15.6%, 15.4%, 12.5%, and 12.4% respectively, of our revenues. During fiscal year 2022, Cisco Systems Inc., Infinera Corporation and Lumentum Operations LLC contributed 25.4%, 12.5% and 10.3%, respectively, of our revenues.
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
Suppliers of Raw Materials
Our manufacturing operations use a wide variety of optical, semiconductor, mechanical and electronic components, assemblies and raw materials. We generally purchase materials from our suppliers through standard purchase orders, as opposed to long-term supply agreements. We rely on sole-source suppliers for a number of critical materials. Some of these sole-source suppliers are small businesses, which presents risks to us based on their financial health and reliability, which we continually monitor. We have historically experienced supply shortages resulting from various causes, including reduced yields by our suppliers, which have prevented us from manufacturing products for our customers in a timely manner. While we continually undertake programs to strengthen our supply chain, we are experiencing, and expect to experience for the foreseeable future, strain on our supply chain, as well as periodic supplier problems. These supply chain disruptions were exacerbated by recent global events, such as (1) COVID-related lockdowns in China, which caused freight and logistics issues and unforeseen delays during the first half of fiscal year 2023, and (2) the armed conflict between Russia and Ukraine. While we have no significant direct business in Ukraine or Russia, the conflict has negatively impacted demand from some of our automotive customers that have other suppliers in the region. Furthermore, in some cases, our efforts to identify and secure alternative supply chain sources has resulted in our customers or their end customers requiring requalification and validation of components, a process that can often be lengthy and has negatively impacted the timing of our revenue.
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
Our quality management systems help to ensure that the products we provide to our customers meet or exceed industry standards. We maintain the following certifications: ISO 9001 for Manufacturing Quality Management Systems; ISO 14001 for Environmental Management Systems; TL 9000 for Telecommunications Industry Quality Certification; IATF 16949 for Automotive Industry Quality Certification; ISO 13485 for Medical Devices Industry Quality Certification; AS 9100 for Aerospace Industry Quality Certification; NADCAP (National Aerospace and Defense Contractors Accreditation Program) for Quality Assurance throughout the Aerospace and Defense Industries; ISO 45001 for Occupational Health and Safety Management Systems; and ISO 22301 for Business Continuity Management Systems. We also maintain compliance with various additional standards imposed by the U.S. Food and Drug Administration ("FDA") with respect to the manufacture of medical devices.
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
We regard our own manufacturing process technologies and customized optics and glass designs as proprietary intellectual property. We own any process engineering technology independently developed in-house by our technical staff. As part of our manufacturing services, to the extent we utilize our own manufacturing process technologies in the manufacture of our customers’ products, we grant our customers a royalty-free license to these process engineering technologies for the purpose of allowing our customers to make their products. Any process engineering or other improvements that we develop in connection with the improvement or optimization of a process for the manufacturing of a customer’s products are immediately assigned to that customer. To protect our proprietary rights, we rely largely upon a combination of trade secrets, non-disclosure agreements and internal security systems. Historically, patents have not played a significant role in the protection of our proprietary rights. Nevertheless, we currently have a relatively small number of solely-owned and jointly-held PRC patents in various customized optic technologies with expiration dates between 2023 and 2040. We believe that both our evolving business practices and industry trends may result in the continued growth of our patent portfolio and its importance to us, particularly as we expand our business.
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
Tax Law Changes
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
Several governments are considering tax reform proposals that, if enacted, could increase our tax expense. The Organization for Economic Co-operation and Development (OECD) announced that it has reached agreement among its member countries to implement Pillar Two rules, a global minimum tax at 15% for certain multinational enterprises. Many countries are expected to issue laws and regulations to conform to this regime. We will continue to monitor legislative and regulatory developments to assess the impact on our business, financial condition and operating results.
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
Corporate Structure
Fabrinet was incorporated under the laws of the Cayman Islands in August 1999 and commenced business operations in January 2000. We have fourteen direct and indirect subsidiaries, all of which are wholly-owned. As the parent company, we enter into contracts directly with our customers while some of our subsidiaries in the PRC and the U.S. enter into sales contracts or purchase orders directly with their customers. We have inter-company agreements with certain of our subsidiaries in Thailand and the U.S. to provide manufacturing services to us, and we have inter-company agreements with certain of our subsidiaries in the U.S. and Singapore to provide certain administrative and business development services to us.
Human Capital Resources
Our workforce is distributed globally over seven countries. As of June 30, 2023, we employed approximately 14,663 full-time employees worldwide, with approximately 14,451 employees located in the Asia-Pacific region, 210 employees located in North America, and 2 employees located in Europe or the Middle East. Of our total workforce, approximately 14,217 employees were involved in manufacturing operations and 446 employees were involved in business development and general and administrative functions. None of our employees are represented by a labor union. We have not experienced any work stoppages, slowdowns, or strikes. We consider our relations with our employees to be positive.
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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our revenues. During fiscal years 2023 and 2022, we had four and three customers, respectively, that each contributed 10% or more of our revenues. Such customers together accounted for 55.9% and 48.2% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
Further, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may be exacerbated by the current global economic downturn and subsequent adverse conditions in the credit markets, as well as the impact of the U.S.-China trade dispute. Certain of our customers have gone out of business, declared bankruptcy, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers.
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
Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. For example, Lumentum Holdings Inc. completed its acquisition of NeoPhotonics Corporation in August 2022; Coherent Corp. (formerly known as II-VI Incorporated) completed its acquisition of Coherent, Inc. in July 2022; and Cisco Systems, Inc. completed its acquisition of Acacia Communications Inc. in March 2021. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers have acquired the capacity to manufacture products in-house.
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
Revenues from optical communications products represented 75.9% and 78.8% of our revenues for fiscal year 2023 and fiscal year 2022, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or the economy in certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
Our quarterly revenues, gross profit margins, and operating results have fluctuated significantly and may continue to fluctuate significantly in the future. For example, any of the risks described in this “Risk Factors” section and, in particular, the following factors, could cause our revenues, gross profit margins, and operating results to fluctuate from quarter to quarter:
•any reduction in customer demand or our ability to fulfill customer orders as a result of disruptions in our supply chain;
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
Some of our customers and suppliers have in the past and may in the future experience financial difficulty, particularly in light of the global economic downturn and uncertainty due to COVID-19 and subsequent adverse conditions in the credit markets that have affected access to capital and liquidity. In addition, the recent failures of Silicon Valley Bank and Signature Bank created significant market disruption and uncertainty within the U.S. banking sector, in particular with respect to regional banks. During challenging economic times, our customers may face difficulties in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. If our suppliers experience financial difficulty, we could have trouble sourcing materials necessary to fulfill production requirements and meet scheduled shipments. Any such financial difficulty could adversely affect our operating results and financial condition by resulting in a reduction in our revenues, a charge for inventory write-offs, a provision for doubtful accounts, and larger working capital requirements due to increased days in inventory and days in accounts receivable.
We purchase some of the critical materials used in certain of our products from a single source or a limited number of suppliers. Supply shortages have in the past, and could in the future, impair the quality, reduce the availability or increase the cost of materials, which could harm our revenues, profitability and customer relations.
We rely on a single source or a limited number of suppliers for critical materials used in a significant number of the products we manufacture. We generally purchase these single or limited source materials through standard purchase orders and do not maintain long-term supply agreements with our suppliers. We generally use a rolling 12-month forecast based on anticipated product orders, customer forecasts, product order history, backlog, and warranty and service demand to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields, and the availability of raw materials used to produce the parts or components. Historically, we have experienced supply shortages resulting from various causes, including reduced yields by our suppliers, which prevented us from manufacturing products for our customers in a timely manner. The semiconductor supply chain is complex, and, in recent years, there has been a significant global shortage of semiconductors. Demand for consumer electronics surged during the COVID-19 pandemic and remains strong, which in turn has increased the demand for semiconductors. At the same time, wafer foundries that support chipmakers have not invested enough in recent years to increase capacities to the levels needed to support the increased demand from all of their customers. Further exacerbating the shortage is the long production lead-time for wafers, which can take up to 30 weeks in some cases. A shortage of semiconductors or other key components can cause a significant disruption to our production schedule and have a substantial adverse effect on our business, financial condition and operating results.
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. As of June 30, 2023, the U.S. dollar had appreciated approximately 12.0% against the Thai baht since June 25, 2021. While we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of June 30, 2023, the U.S. dollar had appreciated approximately 12.4% against the RMB since June 25, 2021. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade and service-related foreign exchange transactions and foreign debt service. As of June 30, 2023, the U.S.

dollar had appreciated approximately 10.4% against the GBP since June 25, 2021. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 52.0%, 50.7% and 52.8% of our revenues for fiscal year 2023, fiscal year 2022 and fiscal year 2021, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of risks and challenges, including:
•compliance with a variety of domestic and foreign laws and regulations, including trade regulatory requirements;
•periodic changes in a specific country or region’s economic conditions, such as recession;
•unanticipated restrictions on our ability to sell to foreign customers where sales of products and the provision of services may require export licenses or are prohibited by government action (for example, the U.S. Department of Commerce prohibited the export and sale of a broad category of U.S. products, as well as the provision of services, to ZTE Corporation in early 2018, and to Huawei in 2019, both of which are customers of certain of our customers);
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
For example, the May 2019 addition of Huawei and certain affiliates by the U.S. Commerce Department’s Bureau of Industry and Security ("BIS") to the BIS Entity List denied Huawei the ability to purchase products, software and technology that are subject to U.S. Export Administration Regulations. Although we do not sell directly to Huawei, some of our customers do sell to Huawei (and its affiliates) directly. To ensure compliance, some of our customers immediately suspended shipments to Huawei in order to assess whether their products were subject to the restrictions resulting from the ban. This had an immediate impact on our customer orders in the three months ended June 28, 2019, which affected our revenue for that quarter. We expect this ban to continue to adversely affect orders from our customers for the foreseeable future.
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
We expect to continue to invest in our manufacturing operations in the People's Republic of China ("PRC"), which will continue to expose us to risks inherent in doing business in the PRC, any of which risks could harm our business, financial condition and operating results.
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
Natural disasters, epidemics, acts of terrorism and political and economic developments could harm our business, financial condition and operating results.
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
In some countries in which we operate, including the PRC, the U.S., and Thailand, outbreaks of infectious diseases such as COVID-19, H1N1 influenza virus, severe acute respiratory syndrome or bird flu could disrupt our manufacturing operations, reduce demand for our customers’ products and increase our supply chain costs. For example, the outbreak of COVID-19 resulted in a two-week suspension of operations at our facility in Fuzhou, the PRC in February 2020 and caused labor shortages for us and some of our suppliers and customers in the PRC during the three months ended March 27, 2020, which negatively affected our revenues during the same period. Although we continue to take precautionary measures, including leaves of absence for affected employees and their close contacts, stringent contact tracing, and enhanced safe distancing measures, any worsening of the COVID-19 pandemic or the emergence of other infectious diseases may result in more stringent measures being implemented by local authorities, such as shutting down our manufacturing facilities, which would have a significant negative impact on our operations.
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
The current global economic downturn and volatility and adverse conditions in the capital and credit markets have negatively affected levels of business and consumer spending, heightening concerns about the likelihood of a global recession and potential default of various national bonds and debt backed by individual countries. Such developments, as well as the policies impacting these, could adversely affect our financial results. In particular, the economic disruption caused by COVID-19 has led to reduced demand in some of our customers’ optical communications product portfolios and significant volatility in global stock markets and currency exchange rates. Uncertainty about worldwide economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values, which could adversely affect our business, financial condition and operating results and increase the volatility of our share price. In addition, our ability to access capital markets may be restricted, which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our business, financial condition and operating results.
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of June 30, 2023 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 30, 2023, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of June 30, 2023, our U.S. federal and state tax returns remain open to examination for the tax years 2018 through 2021. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2016 through 2022. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.
We base our tax position upon the anticipated nature and conduct of our business and upon our understanding of the tax laws of the various countries in which we have assets or conduct activities. However, our tax position is subject to review and possible challenge by tax authorities and to possible changes in law, which may have retroactive effect. Fabrinet (the “Cayman Islands Parent”) is an exempted company incorporated in the Cayman Islands. We maintain manufacturing operations in Thailand, the PRC, the U.S. and Israel. We cannot determine in advance the extent to which some jurisdictions may require us to pay taxes or make payments in lieu of taxes. Under the current laws of the Cayman Islands, we are not subject to tax in the Cayman Islands on income or capital gains until March 6, 2039.
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
Several governments are considering tax reform proposals that, if enacted, could increase our tax expense. The Organization for Economic Co-operation and Development (OECD) announced that it has reached agreement among its member countries to implement Pillar Two rules, a global minimum tax at 15% for certain multinational enterprises. Many countries are expected to issue laws and regulations to conform to this regime. We will continue to monitor legislative and regulatory developments to assess the impact on our business, financial condition and operating results.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to continue to devote substantial time to various compliance initiatives.
The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we are able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of June 30, 2023, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.
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
As a manufacturer of products for the optics industry, we are required to meet certain certification standards, including the following: ISO 9001 for Manufacturing Quality Management Systems; ISO 14001 for Environmental Management Systems; TL 9000 for Telecommunications Industry Quality Certification; IATF 16949 for Automotive Industry Quality Certification; ISO 13485 for Medical Devices Industry Quality Certification; AS 9100 for Aerospace Industry Quality Certification; NADCAP (National Aerospace and Defense Contractors Accreditation Program) for Quality Assurance throughout the Aerospace and Defense Industries; ISO 45001 for Occupational Health and Safety Management Systems; and ISO 22301 for Business Continuity Management Systems. We also maintain compliance with various additional standards imposed by the FDA with respect to the manufacture of medical devices.
Additionally, we are required to register with the FDA and other regulatory bodies and are subject to continual review and periodic inspection for compliance with various regulations, including testing, quality control and documentation procedures. We hold the following additional certifications: ANSI ESD S20.20 for facilities and manufacturing process control, in compliance with ESD standard; TAPA and C-TPAT for Logistic Security Management System; and CSR-DIW for Corporate Social Responsibility in Thailand. In the European Union, we are required to maintain certain ISO certifications in order to sell our precision optical, electro-mechanical and electronic manufacturing services and we must undergo periodic inspections by regulatory bodies to obtain and maintain these certifications. If any regulatory inspection reveals that we are not in compliance with applicable standards, regulators may take action against us, including issuing a warning letter, imposing fines on us, requiring a recall of the products we manufactured for our customers, or closing our manufacturing facilities. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition and operating results.
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
Based upon estimates of the value of our assets, which are based in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for the taxable year 2023 or for the foreseeable future. However, despite our expectations, we cannot guarantee that we will not become a PFIC for the taxable year 2023 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we become a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations as well as burdensome reporting requirements.

Our business and share price could be negatively affected as a result of activist shareholders.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.PROPERTIES.
Our principal registered office is located at c/o Intertrust Corporate Services (Cayman) Limited, One Nexus Way, Camana Bay, Grand Cayman, KYI-9005, Cayman Islands. We have facilities located in Thailand, the PRC, the U.S., Israel and the Cayman Islands that are used for manufacturing and/or general administration purposes. The following table presents the approximate square footage of our principal facilities as of June 30, 2023:

Location	Owned/Leased	Approximate Square Footage (Square feet)

Pinehurst Campus, Bangkok, Thailand	Owned	1,731,000
Hemaraj Campus, Chonburi, Thailand	Owned	1,496,000
Fuzhou, Fujian, PRC	Leased(1)	303,000
Santa Clara, California, United States	Owned	72,000
Mountain Lakes, New Jersey, United States	Leased(2)	28,000
Yokneam Illit, Israel	Leased(3)	27,000
Grand Cayman, Cayman Islands	Leased(4)	1,280
(1)Leased until September 30, 2023.
(2)Leased until June 30, 2025.
(3)Leased until October 5, 2024.
(4)Leased until April 14, 2024.
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
Holders of Record
As of August 11, 2023, there were 5 shareholders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
April 1, 2023 – April 28, 2023	284,796	$95.56	284,796	$63,571,059
April 29, 2023 – May 26, 2023	119,824	$92.94	119,824	$52,434,440
May 27, 2023 – June 30, 2023	—	$—	—	$52,434,440
Total	404,620		404,620

(1) On August 21, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. In February 2018, May 2019, August 2020 and August 2022, we announced that our board of directors approved increases of $30.0 million, $50.0 million, $58.5 million and $78.7 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $247.2 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. During the year ended June 30, 2023, repurchases under our share repurchase program were made in accordance with Rule 10b-18, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1. During the year ended June 30, 2023, 488,477 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $97.38, for an aggregate purchase price of $47.6 million. As of June 30, 2023, we had a remaining authorization to repurchase up to $52.4 million worth of our ordinary shares.

Equity Compensation Plan Information
The equity compensation plan information required by this item, which includes a summary of the number of outstanding equity awards granted to employees and directors as well as the number of securities remaining available for future issuance under our equity compensation plans as of June 30, 2023, is incorporated by reference to our Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 30, 2023.
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
The graph assumes that $100 was invested in Fabrinet’s ordinary shares and in each of the indices discussed above on June 29, 2018, and that all dividends were reinvested. Historic stock performance is not necessarily indicative of future stock price performance.

400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
6/29/2018
9/28/2018
12/31/2018
3/29/2019
6/28/2019
9/27/2019
12/27/2019
3/27/2020
6/26/2020
9/25/2020
12/24/2020
3/26/2021
6/25/2021
9/24/2021
12/23/2021
3/25/2022
6/24/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
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
•our expectation that the portion of our future revenues attributable to customers in regions outside of North America will increase compared with the portion of those revenues for fiscal year 2023;
•our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;
•our expectation that our fiscal year 2024 selling, general and administrative (“SG&A”) expenses will increase compared to our fiscal year 2023 SG&A expenses;
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
•our expectations regarding the potential impact of macroeconomic conditions and international political instability on our business, financial condition and operating results;
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

Overview
For an overview of our business, see PART I – ITEM 1. BUSINESS.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the last Friday in June. Our fiscal years 2023, 2022, and 2021 ended on June 30, 2023, June 24, 2022 and June 25, 2021, and consisted of 53 weeks, 52 weeks and 52 weeks, respectively.
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
Revenues, by percentage, from individual customers representing 10% or more of our revenues is set forth in Note 21 of our audited consolidated financial statements. Because we depend upon a small number of customers for a significant percentage of our total revenues, a reduction in orders from, a loss of, or any other adverse actions by, any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price. Moreover, our customer concentration increases the concentration of our accounts receivable and payment default by any of our key customers will negatively impact our exposure. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may be exacerbated by the continued uncertainty in the global economies. Certain customers have gone out of business or have been acquired or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers. Therefore, any financial difficulties that our key customers experience could materially and adversely affect our operating results and financial condition by generating charges for inventory write-offs, provisions for doubtful accounts, and increases in working capital requirements due to increased days inventory and in accounts receivable.
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
We expect that disruptions in our supply chain and fluctuations in the availability of parts and materials will continue to have an adverse impact on our ability to generate revenue, despite strong demand from our customers. Furthermore, in some cases, our efforts to identify and secure alternative supply chain sources has resulted in our customers or their end customers requiring requalification and validation of components, a process that can often be lengthy and has negatively impacted the timing of our revenue. In addition, we expect the near-term inventory correction that our optical communications customers are experiencing to persist, which will have an adverse impact on our ability to generate revenue.
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
The percentage of our revenues generated from a bill-to location outside of North America increased from 50.7% in fiscal year 2022 to 52.0% in fiscal year 2023, which was partially due to a decrease in sales to our customers in Europe by 4.9%. Based on the short- and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside of North America will increase as compared with the portion of revenues attributable to such customers during fiscal year 2023.
The following table presents percentages of total revenues by geographic regions:

	Years Ended
	June 30, 2023	June 24, 2022	June 25, 2021
North America	48.0%	49.3%	47.2%
Asia-Pacific	43.2	37.0	35.6
Europe	8.8	13.7	17.2
	100.0%	100.0%	100.0%
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

During fiscal years 2023, 2022 and 2021, discretionary merit-based bonus awards were made to our non-executive employees. Charges included in cost of revenues for bonus awards to non-executive employees were $6.8 million, $6.0 million and $5.6 million for fiscal years 2023, 2022 and 2021, respectively.
Share-based compensation expense included in cost of revenues was $6.7 million, $6.0 million and $6.2 million for fiscal years 2023, 2022 and 2021, respectively.
We expect to incur incremental costs of revenue as a result of our planned expansion into new geographic markets, though we are not able to determine the amount of these incremental expenses.
Selling, General and Administrative Expenses
Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2024, we expect our SG&A expenses will increase compared with our fiscal year 2023 SG&A expenses, mainly due to increase in employee costs, sales and marketing cost and investing in information technology hardware.
The compensation committee of our board of directors approved a fiscal year 2023 executive incentive plan with quantitative objectives based solely on achieving certain revenue targets and non-U.S. GAAP operating margin targets for fiscal year 2023. Bonuses under the fiscal year 2023 executive incentive plan are payable after the end of fiscal year 2023. In fiscal year 2022, the compensation committee approved a fiscal year 2022 executive incentive plan with quantitative objectives that were based solely on achieving certain revenue targets and non-U.S. GAAP operating margin targets for fiscal year 2022. In August 2022, the compensation committee awarded bonuses to our executive employees for Company achievements of performance under our fiscal year 2022 executive incentive plan. Discretionary merit-based bonus awards are also available to our non-executive employees and payable on a quarterly basis.
Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $6.1 million, $5.0 million and $4.6 million for fiscal years 2023, 2022 and 2021, respectively.
Share-based compensation expense included in SG&A expenses was $20.9 million, $22.1 million and $19.3 million for fiscal years 2023, 2022 and 2021, respectively.
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

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of June 30, 2023			As of June 24, 2022
(in thousands, except percentages)	Foreign Currency	$	%	Foreign Currency	$	%
Assets
Thai baht	754,443	$21,198	61.1	753,924	$21,213	64.0
RMB	65,669	9,088	26.2	34,382	5,132	15.5
GBP	3,487	4,401	12.7	5,544	6,801	20.5
Total		$34,687	100.0		$33,146	100.0
Liabilities
Thai baht	2,956,730	$83,078	93.5	2,393,112	$67,336	84.8
RMB	40,477	5,602	6.3	61,191	9,133	11.5
GBP	114	144	0.2	2,379	2,918	3.7
Total		$88,824	100.0		$79,387	100.0
The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 30, 2023, there was $143.0 million in foreign currency forward contracts outstanding on the Thai baht payables. As of June 24, 2022, there was $135.0 million in foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. As of June 30, 2023 and June 24, 2022, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash and trade accounts receivable. The GBP liabilities represent trade accounts payable and other payables. As of June 30, 2023 and June 24, 2022, we did not have any derivative contracts denominated in GBP.
For fiscal years 2023 and 2022, we recorded an unrealized gain of $0.4 million and unrealized loss of $0.8 million, respectively, related to derivatives that are not designated as hedging instruments in the consolidated statements of operations and comprehensive income.
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
The corporate income tax rates for our subsidiaries in the PRC, the U.S., the U.K. and Israel are 25%, 21%, 25% and 23%, respectively.
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

Our critical accounting policies and the adoption of new accounting policies are disclosed in Note 2 – Summary of significant accounting policies. There were no changes to our accounting policies.
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
Inventory Valuation
Our inventory is stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments, and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand on a quarterly basis and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or the financial positions of our customers or changes in economic conditions may require additional provisions for inventory due to our customers’ inability to fulfill their contractual obligations. As the market conditions or our customers’ product demands are inherently difficult to predict, the actual volumes may vary significantly from projected volumes. Differences in forecasted volume used in calculating excess and obsolete inventory can result in a material adverse effect on our business, financial condition and results of operations. During fiscal year 2023 and fiscal year 2022, a change of 10% for excess and obsolete materials, based on product demand and production requirements from our customers, would have affected our net income by approximately $1.0 million and $0.7 million, respectively.

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
During fiscal year 2021, our subsidiaries in the U.S. generated taxable income sufficient for the utilization of loss carryforwards due to better operating performance and effective control of operating expenses. Management determined that it was more likely than not that future taxable income would be sufficient to allow utilization of the deferred tax assets. Thus, a full valuation allowance of $2.1 million for the deferred tax assets was released as of June 25, 2021 and no valuation allowances for deferred tax assets of our subsidiaries in the U.S. have been set up as of June 24, 2022 and June 30, 2023.
During fiscal year 2020, our subsidiary in the U.K. also generated net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future. Therefore, management believed it was more likely than not that all of the deferred tax assets of such subsidiary would not be utilized. Thus, a full valuation allowance of $1.6 million for the deferred tax assets was set up as of the end of fiscal year 2020. A full valuation allowance of $4.9 million and $2.1 million were set up for the fiscal year ended June 24, 2022 and June 25, 2021, respectively.
During fiscal year 2023, our subsidiary in the U.K. generated taxable income and was able to utilize loss carryforwards. Management determined that it was more likely than not that future taxable income would be sufficient to allow utilization of the deferred tax assets. Thus, a full valuation allowance of $1.6 million for the deferred tax assets was released as of June 30, 2023.

Results of Operations
The following table sets forth a summary of our consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	Years Ended
(in thousands)	June 30, 2023	June 24, 2022	June 25, 2021
Revenues	$2,645,237	$2,262,224	$1,879,350
Cost of revenues	(2,308,964)	(1,983,630)	(1,657,987)
Gross profit	336,273	278,594	221,363
Selling, general and administrative expenses	(77,673)	(73,941)	(70,567)
Restructuring and other related costs	(6,896)	(135)	(43)
Operating income	251,704	204,518	150,753
Interest income	11,234	2,205	3,783
Interest expense	(1,472)	(432)	(1,100)
Foreign exchange gain (loss), net	(1,211)	2,302	508
Other income (expense), net	(159)	(1,627)	(3,460)
Income before income taxes	260,096	206,966	150,484
Income tax expense	(12,183)	(6,586)	(2,143)
Net income	247,913	200,380	148,341
Other comprehensive income (loss), net of tax	4,678	(6,527)	(5,119)
Net comprehensive income	$252,591	$193,853	$143,222
The following table sets forth a summary of our consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Years Ended
	June 30, 2023	June 24, 2022	June 25, 2021
Revenues	100.0%	100.0%	100.0%
Cost of revenues	(87.3)	(87.7)	(88.2)
Gross profit	12.7	12.3	11.8
Selling, general and administrative expenses	(2.9)	(3.3)	(3.8)
Restructuring and other related costs	(0.3)	0.0	0.0
Operating income	9.5	9.0	8.0
Interest income	0.4	0.1	0.2
Interest expense	(0.1)	0.0	0.0
Foreign exchange gain (loss), net	0.0	0.1	0.0
Other income (expense), net	0.0	(0.1)	(0.2)
Income before income taxes	9.8	9.1	8.0
Income tax expense	(0.4)	(0.3)	(0.1)
Net income	9.4	8.8	7.9
Other comprehensive income (loss), net of tax	0.2	(0.3)	(0.3)
Net comprehensive income	9.6%	8.5%	7.6%

The following table sets forth our revenues by end market for the periods indicated.

	Years Ended
(in thousands)	June 30, 2023	June 24, 2022	June 25, 2021
Optical communications	$2,008,347	$1,782,799	$1,441,338
Lasers, sensors, and other	636,890	479,425	438,012
Total	$2,645,237	$2,262,224	$1,879,350
We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.
Comparison of Fiscal Year 2023 with Fiscal Year 2022
Revenues. Our revenues increased by $383.0 million, or 16.9%, to $2,645.2 million for fiscal year 2023, compared with $2,262.2 million for fiscal year 2022. This increase was primarily due to an increase in our key customers’ demand for fiscal year 2023. Revenues from optical communications products represented 75.9% of our revenues for fiscal year 2023, compared with 78.8% for fiscal year 2022.
Cost of revenues. Our cost of revenues increased by $325.4 million, or 16.4%, to $2,309.0 million, or 87.3% of revenues, for fiscal year 2023, compared with $1,983.6 million, or 87.7% of revenues, for fiscal year 2022. The increase in cost of revenues was primarily due to a proportional increase in sales volume.
Gross profit. Our gross profit increased by $57.7 million, or 20.7%, to $336.3 million, or 12.7% of revenues, for fiscal year 2023, compared with $278.6 million, or 12.3% of revenues, for fiscal year 2022. The increase was primarily due to sales volume and product mix.
SG&A expenses. Our SG&A expenses increased by $3.8 million, or 5.1%, to $77.7 million, or 2.9% of revenues, for fiscal year 2023, compared with $73.9 million, or 3.3% of revenues, for fiscal year 2022. Our SG&A expenses increased during fiscal year 2023, compared with fiscal year 2022, mainly due to (1) recognizing an actuarial loss on obligation of $1.1 million in fiscal year 2023, compared with recognizing an actuarial gain on obligation of $1.5 million in fiscal year 2022; (2) an increase in executive benefits of $1.0 million; (3) an increase in R&D expenses of $0.8 million; (4) an increase in legal and consulting fees of $0.6 million; and (5) an increase in insurance expenses of $0.3 million; offset by a net decrease in allowance for doubtful accounts of $1.5 million.
Restructuring and other related costs. We recorded restructuring and other related costs for fiscal year 2023 of $6.9 million.
Operating income. Our operating income increased by $47.2 million, or 23.1%, to $251.7 million, or 9.5% of revenues, for fiscal year 2023, compared with $204.5 million, or 9.0% of revenues, for fiscal year 2022.
Interest income. Our interest income increased by $9.0 million to $11.2 million for fiscal year 2023, compared with $2.2 million for fiscal year 2022. The increase was primarily due to a higher weighted average interest rate in fiscal year 2023 compared with fiscal year 2022.
Interest expense. Our interest expense increased by $1.1 million to $1.5 million for fiscal year 2023, compared with $0.4 million for fiscal year 2022. The increase was primarily due to (1) lower interest expense capitalized of $0.9 million following the completion of a new manufacturing building at our Chonburi campus in July 2022, and (2) lower amortization of the fair value of interest rate swaps of $0.3 million during fiscal year 2023; offset by lower interest expense due to a decrease in the amount of outstanding long-term loans.
Foreign exchange gain (loss), net. We recorded foreign exchange loss, net of $1.2 million for fiscal year 2023, compared with foreign exchange gain, net of $2.3 million for fiscal year 2022. The foreign exchange loss was mainly due to (1) unrealized foreign exchange loss from revaluation of outstanding Thai baht assets and liabilities of $3.5 million for fiscal year 2023, and (2) realized foreign exchange loss from payment/receipt of $3.1 million for fiscal year 2023, offset by (1) foreign exchange gain from subsidiaries in the PRC and the U.K., totaling $1.5 million for fiscal year 2023, (2) unrealized foreign exchange gain from mark-to-market of forward contracts of $1.2 million for fiscal year 2023, and (3) unrealized foreign exchange gain from revaluation of other currencies of $0.4 million for fiscal year 2023.

Income before income taxes. We recorded income before income taxes of $260.1 million for fiscal year 2023, compared with $207.0 million for fiscal year 2022.
Income tax expense. Our provision for income tax reflects an effective tax rate of 4.7% and 3.2% for fiscal year 2023 and fiscal year 2022, respectively. The increase was primarily due to higher income subject to tax in fiscal year 2023, as compared to fiscal year 2022.
Net income. We recorded net income of $247.9 million, or 9.4% of revenues, for fiscal year 2023, compared with net income of $200.4 million, or 8.8% of revenues, for fiscal year 2022.
Other comprehensive income (loss). We recorded other comprehensive income of $4.7 million, or 0.2% of revenues, for fiscal year 2023, compared with other comprehensive loss of $6.5 million, or 0.3% of revenues, for fiscal year 2022. The other comprehensive income was mainly due to (1) unrealized gain from mark-to-market of available-for-sale debt securities of $9.1 million for fiscal year 2023, and (2) unrealized gain from mark-to-market of forward contracts and interest rate swap agreement of $2.1 million for fiscal year 2023.
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
Operating income. Our operating income increased by $53.7 million, or 35.6%, to $204.5 million, or 9.0% of revenues, for fiscal year 2022, compared with $150.8 million, or 8.0% of revenues, for fiscal year 2021.
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
Income tax expense. Our provision for income tax reflects an effective tax rate of 3.2% and 1.4% for fiscal year 2022 and fiscal year 2021, respectively. The increase was primarily due to higher income subject to tax as well as more income subjected to tax in jurisdictions with higher tax rate in fiscal year 2022, as compared to fiscal year 2021.
Net income. We recorded net income of $200.4 million, or 8.8% of total revenues, for fiscal year 2022, compared with net income of $148.3 million, or 7.9% of total revenues, for fiscal year 2021.
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
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operating activities. As of June 30, 2023 and June 24, 2022, we had cash, cash equivalents, and short-term investments of $550.5 million and $478.2 million, respectively, and outstanding debt of $12.2 million and $27.4 million, respectively.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents for fiscal year 2023, fiscal year 2022 and fiscal year 2021 was 2.4%, 0.5% and 0.7%, respectively.
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
As of June 30, 2023 and June 24, 2022, we had long-term borrowing under our credit facility agreement of $12.2 million and $27.4 million, respectively (See Note 13 of the Notes to Consolidated Financial Statements for further details). We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $319.1 million as of June 30, 2023.
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

The following table shows our cash flows for the periods indicated:

	Years Ended
(in thousands)	June 30, 2023	June 24, 2022	June 25, 2021
Net cash provided by operating activities	$213,310	$124,246	$122,157
Net cash used in investing activities	$(98,717)	$(135,543)	$(8,934)
Net cash used in financing activities	$(80,984)	$(92,934)	$(42,754)
Net increase (decrease) in cash, cash equivalents and restricted cash	$33,609	$(104,231)	$70,469
Cash, cash equivalents and restricted cash, beginning of period	$198,365	$303,123	$232,832
Cash, cash equivalents and restricted cash, end of period	$231,368	$198,365	$303,123
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. The increase in cash provided by operating activities for fiscal year 2023 as compared to fiscal year 2022 was primarily driven by higher net income and was also affected by cash-favorable working capital changes.
Investing Activities
Investing cash flows consist primarily of investment purchases, sales, maturities, and disposals; and capital expenditures. Cash used in investing activities was lower for fiscal year 2023 as compared to cash used in investing activities for fiscal year 2022 primarily due to lower capital expenditures and net proceeds from sales and maturities of short-term investments.
Financing Activities
Financing cash flows consist primarily of repayment of long-term debt, share repurchases, and withholding tax related to net share settlement of restricted share units. Cash used in financing activities was lower for fiscal year 2023 as compared to the fiscal year 2022 primarily due to less cash paid for share repurchases and a decrease in withholding tax related to net share settlement of restricted share units, offset by an increase in the repayment of long-term borrowings due to an additional installment from the additional week in the first quarter of fiscal year 2023.
Material Cash Requirements for Contractual Obligations
As of June 30, 2023, we had material cash requirements of $13.5 million including scheduled payments within one year of $13.4 million and after one year of $0.1 million. These material cash requirements consisted of the following contractual and other obligations.
Term Loan and Interest Expenses
As of June 30, 2023, there was $12.2 million outstanding under the term loan that will mature on June 30, 2024 (see Note 13), which only consists of scheduled debt payments within one year of $12.2 million.
Operating Lease
As of June 30, 2023, we have certain operating lease arrangements under which the lease payments are calculated using the straight-line method. Our rental expenses under these leases which will be paid within one year is $1.2 million and after one year is $0.1 million.
Capital Expenditures
The following table sets forth our capital expenditures, which include amounts for which payments have been accrued, for the periods indicated.

	Years Ended
(in thousands)	June 30, 2023	June 24, 2022	June 25, 2021
Capital expenditures	$66,712	$80,462	$52,054
During fiscal year 2023, fiscal year 2022, and fiscal year 2021, we invested in a manufacturing building at our Chonburi campus and continued to purchase equipment to support the expansion of our manufacturing facilities in Thailand, the PRC and Israel. We expect our capital expenditures for fiscal year 2024 to increase compared to fiscal year 2023 mainly due to the purchase of manufacturing equipment to support the expansion of manufacturing facilities and investment in our information technology infrastructure.

Recent Accounting Pronouncements
See Note 2 of the Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $550.5 million, $478.2 million and $547.9 million, as of June 30, 2023, June 24, 2022 and June 25, 2021, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during fiscal year 2023, fiscal year 2022 and fiscal year 2021, our interest income would have decreased by approximately $0.5 million, $0.4 million and $0.5 million, respectively, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest-bearing liabilities. The interest-bearing liabilities are denominated in U.S. dollars and until September 29, 2023, the interest expense is based on LIBOR, plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during fiscal year 2023, fiscal year 2022 and fiscal year 2021, our interest expense would have increased by approximately $0.2 million, $0.3 million and $0.4 million, respectively, assuming consistent borrowing levels.
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to twelve months in duration, leaving us exposed to longer term changes in exchange rates. We designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. From December 28, 2019, any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income in the consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded unrealized gain of $0.4 million and unrealized loss $0.8 million for the year ended June 30, 2023 and June 24, 2022, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $6.0 million and $5.3 million as of June 30, 2023 and June 24, 2022, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of June 30, 2023, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of June 30, 2023 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale and held-to-maturity securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements of Fabrinet

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Fabrinet
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fabrinet and its subsidiaries (the “Company”) as of June 30, 2023 and June 24, 2022, and the related consolidated statements of operations and comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows for each of the three years in the period ended June 30, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and June 24, 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Note 2 to the consolidated financial statements, management applies five-step in their determination of revenue to be recognized and the control of the product is typically transferred to the customer depending on the terms of the contract. The management applies judgment in identifying and evaluating any terms and conditions when the Company has an enforceable right to payment. For the fiscal year ended June 30, 2023, the Company’s revenue was $2,645.2 million.
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

/s/ PricewaterhouseCoopers ABAS Ltd.
Bangkok, Thailand
August 22, 2023
We have served as the Company’s auditor since 1999.

FABRINET
CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data and par value)	June 30, 2023	June 24, 2022
Assets
Current assets
Cash and cash equivalents	$231,368	$197,996
Short-term restricted cash	—	220
Short-term investments	319,100	280,157
Trade accounts receivable, net of allowance for doubtful accounts of $965 and $1,271, respectively	531,767	452,670
Inventories	519,576	557,145
Prepaid expenses	7,849	11,626
Other current assets	42,880	25,357
Total current assets	1,652,540	1,525,171
Non-current assets
Long-term restricted cash	—	149
Property, plant and equipment, net	310,350	292,277
Intangibles, net	2,394	3,508
Operating right-of-use assets	1,634	4,084
Deferred tax assets	12,095	9,800
Other non-current assets	635	652
Total non-current assets	327,108	310,470
Total Assets	$1,979,648	$1,835,641
Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$12,156	$12,156
Trade accounts payable	381,129	439,684
Fixed assets payable	13,526	9,085
Operating lease liabilities, current portion	1,201	2,319
Income tax payable	6,024	2,898
Accrued payroll, bonus and related expenses	23,748	20,374
Accrued expenses	20,447	24,758
Other payables	23,654	27,213
Total current liabilities	481,885	538,487
Non-current liabilities
Long-term borrowings, non-current portion, net	—	15,202
Deferred tax liability	4,799	6,001
Operating lease liabilities, non-current portion	66	1,476
Severance liabilities	22,159	18,384
Other non-current liabilities	2,081	2,409
Total non-current liabilities	29,105	43,472
Total Liabilities	510,990	581,959
Commitments and contingencies (Note 19)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of June 30, 2023 and June 24, 2022)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,284,176 shares and 39,048,700 shares issued as of June 30, 2023 and June 24, 2022, respectively; and 36,183,682 shares and 36,436,683 shares outstanding as of June 30, 2023 and June 24, 2022, respectively)	393	390
Additional paid-in capital	206,624	196,667
Less: Treasury shares (3,100,494 shares and 2,612,017 shares as of June 30, 2023 and June 24, 2022, respectively)	(194,833)	(147,258)
Accumulated other comprehensive income (loss)	(8,115)	(12,793)
Retained earnings	1,464,589	1,216,676
Total Shareholders’ Equity	1,468,658	1,253,682
Total Liabilities and Shareholders’ Equity	$1,979,648	$1,835,641
The accompanying notes are an integral part of these consolidated financial statements.

FABRINET
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended
(in thousands of U.S. dollars, except per share data)	June 30, 2023	June 24, 2022	June 25, 2021
Revenues	$2,645,237	$2,262,224	$1,879,350
Cost of revenues	(2,308,964)	(1,983,630)	(1,657,987)
Gross profit	336,273	278,594	221,363
Selling, general and administrative expenses	(77,673)	(73,941)	(70,567)
Restructuring and other related costs	(6,896)	(135)	(43)
Operating income	251,704	204,518	150,753
Interest income	11,234	2,205	3,783
Interest expense	(1,472)	(432)	(1,100)
Foreign exchange gain (loss), net	(1,211)	2,302	508
Other income (expense), net	(159)	(1,627)	(3,460)
Income before income taxes	260,096	206,966	150,484
Income tax expense	(12,183)	(6,586)	(2,143)
Net income	247,913	200,380	148,341
Other comprehensive income (loss), net of tax
Change in net unrealized gain (loss) on available-for-sale securities	2,739	(6,326)	(1,182)
Change in net unrealized gain (loss) on derivative instruments	1,541	(578)	(5,106)
Change in net retirement benefits plan – prior service cost	473	622	584
Change in foreign currency translation adjustment	(75)	(245)	585
Total other comprehensive income (loss), net of tax	4,678	(6,527)	(5,119)
Net comprehensive income	$252,591	$193,853	$143,222
Earnings per share
Basic	6.79	5.43	4.02
Diluted	6.73	5.36	3.95
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	36,515	36,876	36,872
Diluted	36,855	37,394	37,555
The accompanying notes are an integral part of these consolidated financial statements.

FABRINET
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balances at June 26, 2020	38,471,967	385	175,610	(68,501)	(1,147)	868,062	974,409
Net income	—	—	—	—	—	148,341	148,341
Other comprehensive income (loss)	—	—	—	—	(5,119)	—	(5,119)
Cumulative effect adjustment from adoption of ASC 326	—	—	—	—	—	(107)	(107)
Share-based compensation	—	—	25,462	—	—	—	25,462
Issuance of ordinary shares	277,078	3	(3)	—	—	—	—
Repurchase of 239,486 shares held as treasury shares	—	—	—	(18,842)	—	—	(18,842)
Tax withholdings related to net share settlement of restricted share units	—	—	(11,624)	—	—	—	(11,624)
Balances at June 25, 2021	38,749,045	388	189,445	(87,343)	(6,266)	1,016,296	1,112,520
Net income	—	—	—	—	—	200,380	200,380
Other comprehensive income (loss)	—	—	—	—	(6,527)	—	(6,527)
Share-based compensation	—	—	28,048	—	—	—	28,048
Issuance of ordinary shares	299,655	2	(2)	—	—	—	—
Repurchase of 628,428 shares held as treasury shares	—	—	—	(59,915)	—	—	(59,915)
Tax withholdings related to net share settlement of restricted share units	—	—	(20,824)	—	—	—	(20,824)
Balances at June 24, 2022	39,048,700	390	196,667	(147,258)	(12,793)	1,216,676	1,253,682
Net income	—	—	—	—	—	247,913	247,913
Other comprehensive income (loss)	—	—	—	—	4,678	—	4,678
Share-based compensation	—	—	28,127	—	—	—	28,127
Issuance of ordinary shares	235,476	3	(3)	—	—	—	—
Repurchase of 488,477 shares held as treasury shares	—	—	—	(47,575)	—	—	(47,575)
Tax withholdings related to net share settlement of restricted share units	—	—	(18,167)	—	—	—	(18,167)
Balances at June 30, 2023	39,284,176	393	206,624	(194,833)	(8,115)	1,464,589	1,468,658

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands of U. S. dollars)	June 30, 2023	June 24, 2022	June 25, 2021
Cash flows from operating activities
Net income	$247,913	$200,380	$148,341
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	43,832	38,738	36,252
Non-cash restructuring charges and other related costs	2,201	—	—
(Gain) loss on disposal and impairment of property, plant and equipment	(1,506)	(101)	13
(Gain) loss from sales and maturities of available-for-sale securities	92	13	(187)
Amortization of discount (premium) of short-term investments	280	3,691	2,093
Amortization of deferred debt issuance costs	31	32	32
(Reversal of) allowance for doubtful accounts	(307)	1,171	(343)
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	175	(2,832)	(859)
Amortization of fair value at hedge inception of interest rate swaps	(587)	(937)	(1,299)
Share-based compensation	28,127	28,048	25,462
Deferred income tax	(3,484)	(191)	(3,473)
Other non-cash expenses	601	1,390	(450)
Changes in operating assets and liabilities
Trade accounts receivable	(76,917)	(105,550)	(62,314)
Inventories	37,449	(135,011)	(112,349)
Other current assets and non-current assets	(13,568)	(6,430)	(10,871)
Trade accounts payable	(58,596)	93,499	96,312
Income tax payable	2,977	(761)	1,353
Severance liabilities	3,753	1,033	3,181
Other current liabilities and non-current liabilities	844	8,064	1,263
Net cash provided by operating activities	213,310	124,246	122,157
Cash flows from investing activities
Purchase of short-term investments	(217,005)	(198,318)	(244,330)
Proceeds from sales of short-term investments	30,179	19,463	79,439
Proceeds from maturities of short-term investments	150,252	133,632	179,532
Funds repayment from (provided to) customer to support transfer of manufacturing operations	—	—	24,310
Purchase of property, plant and equipment	(61,360)	(89,588)	(46,060)
Purchase of intangibles	(911)	(995)	(1,915)
Proceeds from disposal of property, plant and equipment	128	263	90
Net cash used in investing activities	(98,717)	(135,543)	(8,934)
Cash flows from financing activities
Repayment of long-term borrowings	(15,233)	(12,188)	(12,188)
Repayment of finance lease liability	(9)	(7)	(100)
Repurchase of ordinary shares	(47,575)	(59,915)	(18,842)
Withholding tax related to net share settlement of restricted share units	(18,167)	(20,824)	(11,624)
Net cash used in financing activities	(80,984)	(92,934)	(42,754)
Net increase (decrease) in cash, cash equivalents and restricted cash	$33,609	$(104,231)	$70,469
Movement in cash, cash equivalents and restricted cash

FABRINET
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended
(in thousands of U. S. dollars)	June 30, 2023	June 24, 2022	June 25, 2021
Cash, cash equivalents and restricted cash at the beginning of period	$198,365	$303,123	$232,832
Increase (decrease) in cash, cash equivalents and restricted cash	33,609	(104,231)	70,469
Effect of exchange rate on cash, cash equivalents and restricted cash	(606)	(527)	(178)
Cash, cash equivalents and restricted cash at the end of period	$231,368	$198,365	$303,123
Supplemental disclosures
Cash paid for
Interest	$2,377	$2,244	$2,438
Taxes	$14,158	$9,296	$7,945
Cash received for interest	$11,048	$1,603	$4,445
Non-cash investing and financing activities
Construction, software and equipment related payables	$13,526	$9,085	$19,206
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sums to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
(in thousands of U. S. dollars)	June 30, 2023	June 24, 2022	June 25, 2021
Cash and cash equivalents	$231,368	$197,996	$302,969
Restricted cash	—	369	154
Cash, cash equivalents and restricted cash	$231,368	$198,365	$303,123
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
The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers of complex products, such as optical communication components, modules and sub-systems, industrial lasers, automotive components, medical devices and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and testing. The Company focuses primarily on the production of low-volume, high-mix products. The principal subsidiaries of Fabrinet include Fabrinet Co., Ltd. (“Fabrinet Thailand”), Casix, Inc. (“Casix”), Fabrinet West, Inc. (“Fabrinet West”) and Fabrinet Israel Ltd. (“Fabrinet Israel”).

2.    Summary of significant accounting policies
Principles of consolidation
The Company utilizes a 52-53 week fiscal year ending on the last Friday in June. Fiscal years 2023, 2022, and 2021 ended on June 30, 2023, June 24, 2022, and June 25, 2021, respectively, and consisted of 53 weeks, 52 weeks and 52 weeks, respectively.
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
The reclassifications have been made to the consolidated balance sheet as of June 24, 2022 and the consolidated statement of cash flows for the year ended June 24, 2022 and June 25, 2021 as follows:

	June 24, 2022
(in thousands)	As previously reported	Reclassification	After reclassification
Consolidated Balance Sheet
Current assets
Trade accounts receivable	439,330	13,340	452,670
Contract assets	13,464	(13,340)	124

Consolidated Statement of Cash Flows
Changes in operating assets and liabilities
Trade accounts receivable	(103,970)	(1,580)	(105,550)
Contract assets	(1,586)	1,580	(6)
Contract assets and contract liabilities are presented in the consolidated balance sheets under other current assets and other payables, respectively.

	June 25, 2021
(in thousands)	As previously reported	Reclassification	After reclassification
Consolidated Statement of Cash Flows
Changes in operating assets and liabilities
Trade accounts receivable	(63,810)	1,496	(62,314)
Contract assets	1,378	(1,496)	(118)
These reclassifications do not affect the Company’s net income or shareholders’ equity.

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
Contract assets
A contract asset is recognized when the Company has recognized revenues prior to generating an invoice for payment. Contract assets are recognized in the consolidated balance sheets under other current assets and transferred to accounts receivable when rights to payment become unconditional. The Company estimates expected credit losses for the allowance for contract assets based upon its assessment of various factors, including historical experience, the age of the contract assets balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. The estimated credit loss allowance is recorded as selling, general and administrative expenses in the Company's consolidated statements of operations and comprehensive income.
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
Service revenues of $116.2 million, $140.4 million and $108.5 million were recognized in the consolidated statements of operations and comprehensive income for the years ended June 30, 2023, June 24, 2022 and June 25, 2021, respectively.
Contract Costs
The incremental costs of obtaining a contract with a customer are recognized as an asset (not expensed as incurred) if such costs are expected to be recovered. Incremental costs of obtaining a contract are costs that the Company would not have incurred if the contract had not been obtained (e.g., sales commissions or similar incentive payments linked directly to new or modified customer contracts). Costs that would have been incurred regardless of whether a customer contract was obtained (e.g., costs of pursuing the contract, legal advice, etc.) are expensed as incurred, unless such costs are explicitly chargeable to the customer. During the years ended June 30, 2023, June 24, 2022 and June 25, 2021, the Company did not have any incremental costs of obtaining a contract.
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
Warranty cost allowances were recognized in the consolidated statements of operations and comprehensive income for the years ended June 30, 2023, June 24, 2022 and June 25, 2021 with de minimis amount.
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
New Accounting Pronouncements—adopted by the Company
In November 2021, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2021-10, “Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance,” which requires annual disclosures that increase the transparency of transactions involving government assistance, including (1) the types of transactions, (2) the accounting for those transactions, and (3) the effect of those transactions on an entity’s financial statements. The amendments in this update are effective for all entities within the ASU's scope for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted this standard in the first quarter of fiscal year 2023 with no material impact on its consolidated financial statements.

3.    Revenues from contracts with customers
Contract Assets and Liabilities
A contract asset is recognized when the Company has recognized revenues prior to an invoice for payment. Contract assets are recognized in the consolidated balance sheets under other current assets and transferred to accounts receivable when rights to payment become unconditional. No impairment for contract assets was recorded for the years ended June 30, 2023 and June 24, 2022.
As of June 30, 2023 and June 24, 2022, the contract assets are de minimis.
A contract liability is recognized when the Company has advance payment arrangements with customers. Contract liabilities are recognized in the consolidated balance sheets under other payables. The contract liabilities balance is normally recognized as revenue within six months.
The following tables summarize the activity in the Company’s contract liabilities during the years ended June 30, 2023 and June 24, 2022:

(in thousands)	Contract Liabilities
Balance as of June 25, 2021	$1,680
Advance payment received during the year	5,927
Revenue recognized	(5,625)
Balance as of June 24, 2022	1,982
Advance payment received during the year	14,124
Revenue recognized	(13,070)
Balance as of June 30, 2023	$3,036

Revenue by Geographic Area and End Market
Total revenues are attributed to a particular geographic area based on the bill-to-location of the Company’s customers. The Company operates primarily in three geographic regions: North America; Asia-Pacific and others; and Europe.
The following table presents total revenues by geographic regions:

(in thousands, except percentages)	Year ended June 30, 2023	As a % of Total Revenues	Year ended June 24, 2022	As a % of Total Revenues	Year ended June 25, 2021	As a % of Total Revenues
North America	$1,269,965	48.0%	$1,114,504	49.3%	$887,536	47.2%
Asia-Pacific	1,143,510	43.2	838,051	37.0	668,597	35.6
Europe	231,762	8.8	309,669	13.7	323,217	17.2
	$2,645,237	100.0%	$2,262,224	100.0%	$1,879,350	100.0%

	Years Ended
(in thousands, except percentages)	June 30, 2023	June 24, 2022	June 25, 2021
North America
U.S.	1,247,422	1,099,244	884,862
Others (1)	22,543	15,260	2,674
Total revenue in North America	1,269,965	1,114,504	887,536
Asia-Pacific and others
Israel	341,025	101,058	107,584
India	325,478	278,117	152,249
Malaysia	162,599	212,286	157,213
Hong Kong	132,136	83,651	87,235
China	73,094	55,201	51,597
Thailand	58,850	36,489	27,081
Japan	41,105	60,121	69,779
Others	9,223	11,128	15,859
Total revenue in Asia-Pacific and others	1,143,510	838,051	668,597
Europe
U.K.	125,082	90,921	60,516
Germany	54,732	40,794	28,163
Ireland	647	133,225	193,103
Others	51,301	44,729	41,435
Total revenue in Europe	$231,762	$309,669	$323,217
Total revenue	$2,645,237	$2,262,224	$1,879,350
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each year presented is $0.
The following table presents revenues by end market.

(in thousands, except percentages)	Year ended June 30, 2023	As a % of Total Revenues	Year ended June 24, 2022	As a % of Total Revenues	Year ended June 25, 2021	As a % of Total Revenues
Optical communications	$2,008,347	75.9%	$1,782,799	78.8%	$1,441,338	76.7%
Lasers, sensors and other	636,890	24.1	479,425	21.2	438,012	23.3
Total	$2,645,237	100.0%	$2,262,224	100.0%	$1,879,350	100.0%
4.    Income taxes
Fabrinet’s effective tax rate is a function of the mix of tax rates in the various jurisdictions in which we conduct business. Fabrinet is domiciled in the Cayman Islands. Under the current laws of the Cayman Islands, Fabrinet is not subject to tax in the Cayman Islands on income or capital gains until March 6, 2039. Income of the Company exempted from corporate income tax in the Cayman Islands amounted to $196.5 million, $171.0 million and $115.8 million for the years ended June 30, 2023, June 24, 2022 and June 25, 2021, respectively.
The majority of the Company’s operations and production take place in Thailand. The Company was not subject to tax in Thailand from July 2012 through June 2020 on income generated from the manufacture of products at its Pinehurst campus Building 6, and is not subject to tax in Thailand from July 2018 through June 2026 on income generated from the manufacture of products at its Chonburi campus. After June 2020, 50% of the Company's income generated from products manufactured at its Pinehurst campus Building 6 will be exempted from tax in Thailand through June 2025. New preferential tax treatment is available to the Company for products manufactured at its Chonburi campus Building 9, where income generated will be tax exempt through 2031, capped at the Company’s actual investment amount. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least

15 years from the date on which preferential tax treatment was granted. Currently, the corporate income tax rate for our Thai subsidiary is 20%.
The corporate income tax rates for our subsidiaries in the PRC, the U.S., the U.K. and Israel are 25%, 21%, 25% and 23%, respectively. Our provision for income taxes is computed using the asset and liability method, under which deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment.
The Company’s income tax expense consisted of the following:

	Years Ended
(in thousands)	June 30, 2023	June 24, 2022	June 25, 2021
Current	$15,044	$6,744	$6,355
Deferred	(2,861)	(158)	(4,212)
Total income tax expense	$12,183	$6,586	$2,143
The reconciliation between the Company’s taxes that would arise by applying the statutory tax rate of the country of the Company’s principal operations, Thailand, to the Company’s effective tax charge is shown below:

	Years Ended
(in thousands)	June 30, 2023	June 24, 2022	June 25, 2021
Income before income taxes (1)	$260,096	$206,966	$150,484
Tax expense calculated at a statutory corporate income tax rate of 20%	52,019	41,393	30,097
Effect of income taxes from locations with tax rates different from Thailand	659	681	198
Income not subject to tax (2)	(43,679)	(35,982)	(24,853)
Income tax on unremitted earnings	2,452	1,417	1,395
Foreign operations	2,003	(1,165)	(2,855)
Tax rebate from research and development application	(124)	(873)	(728)
Provision for uncertain income tax position	(7)	668	(403)
Utilization of loss and tax credits carryforward	(80)	(194)	(610)
Changes in valuation allowance (3)	(1,608)	—	(2,146)
Others	548	641	2,048
Corporate income tax expense	$12,183	$6,586	$2,143
(1)Income before income taxes was mostly generated from domestic income in the Cayman Islands.
(2)Income not subject to tax relates to income earned in the Cayman and Mauritius Islands and income subject to an investment promotion privilege for Pinehurst Building 6 and the Company’s Chonburi campus. Income not subject to tax per ordinary share on a diluted basis was $1.19, $0.96, and $0.63 for the years ended June 30, 2023, June 24, 2022, and June 25, 2021, respectively.
(3)Changes in valuation allowances were due to adjustments based on management's assessment on the realizability of the related deferred tax assets.

The Company’s deferred tax assets and deferred tax liabilities, net of valuation allowance, at each balance sheet date are as follows:

	As of
(in thousands)	June 30, 2023	June 24, 2022
Deferred tax assets:
Depreciation	$1,999	$1,579
Severance liability	4,058	3,345
Reserves and allowance	1,712	1,711
Net operating loss carryforwards	7,142	7,025
Others	1,008	1,074
Total	15,919	14,734
Less: Valuation allowance	(3,824)	(4,934)
Net deferred tax assets	$12,095	$9,800

Deferred tax liabilities:
Temporary differences from intangibles and changes in the fair value of assets acquired	$(1,711)	$(1,816)
Deferred tax from unremitted earnings	(4,819)	(5,550)
Others	1,731	1,365
Total	(4,799)	(6,001)
Net	$7,296	$3,799
The changes in the valuation allowances of deferred tax assets were as follows:

(in thousands)	Valuation allowances of deferred tax assets
Balance as of June 26, 2020	$3,728
Additional	479
Reduction	(2,146)
Balance as of June 25, 2021	2,061
Additional	2,873
Balance as of June 24, 2022	4,934
Additional	498
Reduction	(1,608)
Balance as of June 30, 2023	$3,824
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
During fiscal year 2021, our subsidiaries in the U.S. generated taxable income sufficient for the utilization of loss carryforwards due to better operating performance and effective control of operating expenses. Management determined that it was more likely than not that future taxable income would be sufficient to allow utilization of the deferred tax assets. Thus, a full valuation allowance of $2.1 million for the deferred tax assets was released as of June 25, 2021 and no valuation allowances for deferred tax assets of our subsidiaries in the U.S. have been set up as of June 30, 2023 and June 24, 2022.
During fiscal year 2020, our subsidiary in the U.K. also generated net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future. Therefore, management believed it was more likely than not that all of the deferred tax assets of such subsidiary would not be utilized. Thus, a full valuation allowance of $1.6 million for the deferred tax assets was set up as of the end of fiscal year 2020. A full valuation allowance of $4.9 million and $2.1 million were set up for the fiscal year ended June 24, 2022 and June 25, 2021, respectively.

During fiscal year 2023, our subsidiary in the U.K. generated taxable income and was able to utilize loss carryforwards. Management determined that it was more likely than not that future taxable income would be sufficient to allow utilization of the deferred tax assets. Thus, a full valuation allowance of $1.6 million for the deferred tax assets was released as of June 30, 2023.
Income tax liabilities have not been established for withholding tax and other taxes that would be payable on the unremitted earnings in Thailand, which are permanently reinvested. Unremitted earnings in Thailand totaled $135.1 million and $135.5 million as of June 30, 2023 and June 24, 2022, respectively. Unrecognized deferred tax liabilities for such unremitted earnings were $12.3 million and $11.3 million as of June 30, 2023 and June 24, 2022, respectively.
Deferred tax liabilities of $1.9 million and $1.4 million have been established for withholding tax on the unremitted earnings in China for the years ended June 30, 2023 and June 24, 2022, respectively, which are included in non-current deferred tax liability in the consolidated balance sheets.
Uncertain income tax positions
Interest and penalties related to uncertain income tax positions are recognized in income tax expense. The Company had approximately $0.1 million of accrued interest and penalties related to uncertain income tax positions on the consolidated balance sheets as of June 30, 2023. The Company recorded interest and penalties of $0.1 million and $0.4 million for the years ended June 24, 2022 and June 25, 2021, respectively, in the consolidated statements of operations and comprehensive income. The amount of interest and penalties reversed in fiscal 2023 provision for income taxes is not material. With regard to the Thailand jurisdiction, tax years 2017 through 2021 remain open to examination by the local authorities.
The following table indicates the changes to the Company’s uncertain income tax positions for the years ended June 30, 2023, June 24, 2022 and June 25, 2021, excluding interest and penalties, were as follows:

	Years Ended
(in thousands)	June 30, 2023	June 24, 2022	June 25, 2021
Beginning balance	$1,392	$807	$970
Additions during the year	15	610	389
Release of tax positions of prior years	(119)	(25)	(552)
Ending balance	$1,288	$1,392	$807

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
Earnings per ordinary share was calculated as follows:

	Years Ended
(in thousands, except per share data)	June 30, 2023	June 24, 2022	June 25, 2021
Net income attributable to shareholders	$247,913	$200,380	$148,341
Weighted-average number of ordinary shares outstanding (thousands of shares)	36,515	36,876	36,872
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units and performance share units (thousands of shares)	340	518	683
Weighted-average number of ordinary shares for diluted earnings per ordinary share (thousands of shares)	36,855	37,394	37,555
Basic earnings per ordinary share	$6.79	$5.43	$4.02
Diluted earnings per ordinary share	$6.73	$5.36	$3.95
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (thousands of shares) (1)	—	—	53
(1)These performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.

6.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments by category is as follows:

			Fair Value
(in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of June 30, 2023
Cash	$230,967	$—	$230,967	$—	$—
Cash equivalents	401	—	401	—	—
Liquidity funds	41,104	—	—	—	41,104
Certificates of deposit and time deposits	64,278	329	—	64,607	—
Corporate debt securities	161,453	(3,375)	—	158,078	—
U.S. agency and U.S. Treasury securities	55,542	(231)	—	55,311	—
Total	$553,745	$(3,277)	$231,368	$277,996	$41,104
As of June 24, 2022
Cash	$187,630	$—	$187,630	$—	$—
Cash equivalents	10,367	(1)	10,366	—	—
Liquidity funds	31,477	—	—	—	31,477
Corporate debt securities	234,689	(5,671)	—	229,018	—
U.S. agency and U.S. Treasury securities	20,007	(345)	—	19,662	—
Total	$484,170	$(6,017)	$197,996	$248,680	$31,477

The cash equivalents include short-term bank deposits, investments in money market funds, and marketable securities with maturities of three months or less at the date of purchase. The effective interest rate on short term bank deposits was 2.4% and 0.5% per annum for the years ended June 30, 2023 and June 24, 2022, respectively.
As of June 30, 2023, the Company had investments in certificates of deposit of $44.6 million and term deposit of $20.0 million which classified as available-for-sale debt securities. As of June 24, 2022, the Company had no investments in certificates of deposit.
As of June 30, 2023 and June 24, 2022, 69% and 59%, respectively, of our cash and cash equivalents were held by the Parent Company.
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale securities based on stated effective maturities as of June 30, 2023 and June 24, 2022:

	June 30, 2023		June 24, 2022
(in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$172,992	$173,137	$101,976	$101,400
Due between one to five years	149,385	145,963	184,197	178,757
Total	$322,377	$319,100	$286,173	$280,157
During the year ended June 30, 2023, the Company recognized a realized loss of $0.1 million from sales of available-for-sale debt securities in interest income in the consolidated statements of operations and comprehensive income. During the year ended June 24, 2022, the Company recognized a realized loss of a de minimis amount from sales of available-for-sale debt securities in interest income in the consolidated statements of operations and comprehensive income.
As of June 30, 2023 and June 24, 2022, the Company considered the decline in market value of its available-for-sale debt securities by using the AFS debt security impairment model. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The Company assessed impairment at the individual security level according to the relevant accounting standard by comparing its fair value/market value with its amortized cost. The Company considered factors such as the failure of the issuer of the security to make scheduled interest and principal payments and any changes to the credit rating of the security by a rating agency. The credit rating of the Company's invested securities are still in compliance with the Company's investment policy. No impairment losses on available-for-sale debt securities were recorded for the year ended June 30, 2023 and June 24, 2022.

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

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 30, 2023
Assets
Cash equivalents	$—	$401		$—	$401
Liquidity funds	—	41,104		—	41,104
Certificates of deposit and time deposits	—	64,607		—	64,607
Corporate debt securities	—	158,078		—	158,078
U.S. agency and U.S. Treasury securities	—	55,311		—	55,311
Derivative assets - current portion	—	221	(1)	—	221
Total	$—	$319,722		$—	$319,722
Liabilities
Derivative liabilities - current portion	$—	$(5,236)		$—	$(5,236)
Total	$—	$(5,236)	(2)	$—	$(5,236)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 24, 2022
Assets
Cash equivalents	$—	$10,366		$—	$10,366
Liquidity funds	—	31,477		—	31,477
Corporate debt securities	—	229,018		—	229,018
U.S. agency and U.S. Treasury securities	—	19,662		—	19,662
Derivative assets - current portion	—	110	(3)	—	110
Total	$—	$290,633		$—	$290,633
Liabilities
Derivative liabilities - current portion	$—	$(7,345)		$—	$(7,345)
Derivative liabilities - non-current portion	—	(234)		—	(234)
Total	$—	$(7,579)	(4)	$—	$(7,579)

(1)Foreign currency forward contracts with an aggregate notional amount of $3.0 million and 0.2 million Canadian dollars and interest rate swap agreement with notional amount of $60.9 million.
(2)Foreign currency forward contracts with an aggregate notional amount of $140.0 million.
(3)    Interest rate swap agreement with a notional amount of $64.2 million.
(4)    Foreign currency forward contracts with an aggregate notional amount of $135.0 million and 0.5 million Canadian dollars and an interest rate swap agreement with a notional amount of $60.9 million.
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
As of June 30, 2023, the Company had 143 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $143.0 million and with maturity dates ranging from July 2023 through January 2024, and one foreign currency contract with a notional amount of 0.2 million Canadian dollars and with a maturity date in September 2023.
As of June 24, 2022, the Company had 135 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $135.0 million and with maturity dates ranging from July 2022 through January 2023, and one foreign currency contract with a notional amount of 0.5 million Canadian dollars and with a maturity date in September 2022.
As of June 30, 2023, the hedging relationship over foreign currency forward contracts which were designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. As of June 30, 2023, the amount in AOCI that is expected to be reclassified into earnings within 12 months as loss was $4.0 million.
During the year ended June 30, 2023 and June 24, 2022, the Company included an unrealized gain of $0.4 million and unrealized loss of $0.8 million, respectively, from changes in fair value of foreign currency forward and option contracts which were not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the consolidated statements of operations and comprehensive income.
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of June 30, 2023 and June 24, 2022, the Company had one and two outstanding interest rate swap agreements with an aggregate notional amount of $60.9 million, and $125.1 million, respectively.
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
On September 3, 2019, Fabrinet Thailand entered into a term loan agreement under a credit facility agreement with Bank of Ayudhya Public Company Limited, and on September 10, 2019, the Company repaid in full the outstanding term loan under the Company's previous syndicated senior credit facility agreement (see Note 13) In conjunction with the funding of the new term loan, the Company entered into a second interest rate swap agreement. The combination of both of these interest rate swaps effectively converts the floating interest rate of the Company’s term loan with Bank of Ayudhya Public Company Limited to a fixed interest rate of 4.36% per annum through the maturity of the term loan in June 2024.
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
As of June 30, 2023, the amount in AOCI that is expected to be reclassified into earnings within 12 months as gain is $0.4 million.
The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the consolidated statements of operations and other comprehensive income:

		Year Ended
(in thousands)	Financial statements line item	June 30, 2023	June 24, 2022
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income	$1,142	$(2,304)
Interest rate swaps	Other comprehensive income	1,302	2,461
Total derivatives loss (gain) recognized in other comprehensive income		$2,444	$157
Derivatives loss (gain) reclassified from accumulated other comprehensive income into earnings:
Foreign currency forward contracts	Cost of revenues	$7,995	$7,283
Foreign currency forward contracts	Selling, general and administrative expenses	334	303
Foreign currency forward contracts	Foreign exchange gain (loss), net	(8,644)	(7,384)
Interest rate swaps	Interest expense	(588)	(937)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income into earnings		$(903)	$(735)
Change in net unrealized gain (loss) on derivative instruments		$1,541	$(578)
Fair value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	June 30, 2023		June 24, 2022
(in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$2	$(1,256)	$—	$(1,561)
Derivatives designated as hedging instruments
Foreign currency forward contracts	4	(3,980)	—	(4,821)
Interest rate swaps	215	—	110	(1,197)
Derivatives, gross balances	221	(5,236)	110	(7,579)

The Company presents its derivatives at gross fair values in the consolidated balance sheets.
The Company recorded the fair value of derivative financial instruments in the consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets, Other non-current assets
Fair Value of Derivative Liabilities	Accrued expenses, Other non-current liabilities

8.    Trade accounts receivable, net

(in thousands)	As of June 30, 2023	As of June 24, 2022
Trade accounts receivable	$532,732	$453,941
Less: Allowance for doubtful account	(965)	(1,271)
Trade accounts receivable, net	$531,767	$452,670

9.    Inventories

(in thousands)	As of June 30, 2023	As of June 24, 2022
Raw materials	$157,379	$275,730
Work in progress	305,627	217,638
Finished goods	28,608	15,203
Goods in transit	27,962	48,574
Inventories	$519,576	$557,145

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

As of June 30, 2023, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
2024	$1,217
2025	71
Total undiscounted lease payments	1,288
Less imputed interest	(21)
Total present value of lease liabilities	$1,267	(1)
(1)Includes current portion of operating lease liabilities of $1.2 million.

Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term.
Rental expense for long-term leases for the years ended June 30, 2023, June 24, 2022 and June 25, 2021 was $2.4 million, $2.2 million and $2.6 million, respectively.
Rental expense for short-term leases for the years ended June 30, 2023, June 24, 2022 and June 25, 2021 was $0.8 million, $0.2 million and $0.3 million, respectively.
The following summarizes additional information related to the Company’s operating leases:

As of June 30, 2023
Weighted-average remaining lease term (in years)
Operating leases	1.2
Weighted-average discount rate
Operating leases	3.4%
The following information represents supplemental disclosure for the statement of cash flows related to operating leases:

(in thousands)	Year Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,477
Financing cash flows from finance leases	$9
ROU assets obtained in exchange for lease liabilities	$312

11.    Property, plant and equipment, net
The components of property, plant and equipment, net were as follows:

(in thousands)	Land and Land Improvements	Building and Building Improvements	Manufacturing Equipment	Office Equipment	Motor Vehicles	Computers	Construction and Machinery Under Installation	Total
As of June 30, 2023
Cost	$60,424	$200,039	$289,390	$6,362	$1,081	$24,951	$15,450	$597,697
Less: Accumulated depreciation	(71)	(73,558)	(189,284)	(5,136)	(852)	(17,873)	—	(286,774)
Less: Impairment reserve	—	—	(573)	—	—	—	—	(573)
Net book value	$60,353	$126,481	$99,533	$1,226	$229	$7,078	$15,450	$310,350
As of June 24, 2022
Cost	$58,489	$201,403	$255,972	$6,330	$1,053	$21,329	$7,962	$552,538
Less: Accumulated depreciation	(35)	(65,943)	(171,870)	(5,273)	(830)	(15,737)	—	(259,688)
Less: Impairment reserve	—	—	(573)	—	—	—	—	(573)
Net book value	$58,454	$135,460	$83,529	$1,057	$223	$5,592	$7,962	$292,277

Depreciation expense amounted to $42.5 million, $37.2 million and $34.7 million for the years ended June 30, 2023, June 24, 2022 and June 25, 2021, respectively, and has been allocated between cost of revenues and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
The cost of fully depreciated property, plant and equipment written-off during the years ended June 30, 2023, June 24, 2022 and June 25, 2021 amounted to $16.5 million, $25.1 million and $16.3 million, respectively.
During the year ended June 30, 2023, June 24, 2022 and June 25, 2021, the Company recognized impairment reserves for property, plant and equipment of $0.6 million, $0.6 million and $0.8 million, respectively.
During the years ended June 30, 2023, and June 25, 2021, the Company had de minimis amount of borrowing costs capitalized. During year ended June 24, 2022, the Company had capitalized $0.9 million of borrowing cost.

12.    Intangibles
The following tables present details of the Company’s intangibles:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 30, 2023
Software	$10,533	$(8,139)	$—	$2,394
Total intangibles (1)	$10,533	$(8,139)	$—	$2,394
(1)Customer relationships and backlog were written-off in March 2023.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Foreign Currency Translation Adjustment	Net
As of June 24, 2022
Software	$10,484	$(7,681)	$—	$2,803
Customer relationships	4,373	(3,610)	(58)	705
Backlog	119	(119)	—	—
Total intangibles	$14,976	$(11,410)	$(58)	$3,508
The Company recorded amortization expense relating to intangibles of $1.3 million, $1.6 million and $1.5 million for the years ended June 30, 2023, June 24, 2022 and June 25, 2021, respectively.
The weighted-average remaining life of customer relationships was:

(years)	As of June 30, 2023	As of June 24, 2022
Software	3.1	3.8
Customer relationships	—	3.1
Total intangibles	3.1	3.8
Based on the carrying amount of intangibles as of June 30, 2023, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(in thousands)
2024	$949
2025	675
2026	453
2027	245
2028	72
Total	$2,394

13.    Borrowings
The Company’s total borrowings, including current and non-current portions of long-term borrowings, consisted of the following:

(in thousands of U.S. dollars)
Rate	Conditions	Maturity	As of June 30, 2023	As of June 24, 2022
Long-term borrowings, current portion, net:
Long-term borrowings, current portion			$12,188	$12,188
Less: Unamortized debt issuance costs—current portion			(32)	(32)
Long-term borrowings, current portion, net			$12,156	12,156
Long-term borrowings, non-current portion, net:
Term loan borrowings:
3-month LIBOR +1.35% per annum(1)	Repayable in quarterly installments	June 2024	12,188	27,421
Less: Current portion			(12,188)	(12,188)
Less: Unamortized debt issuance costs—non-current portion			—	(31)
Long-term borrowings, non-current portion, net			$—	$15,202
(1)The Company entered into interest rate swaps that effectively fix a series of future interest payments on its term loans. Refer to Note 7.
The movements of long-term borrowings were as follows for the years ended June 30, 2023 and June 24, 2022:

	Years ended
(in thousands)	June 30, 2023	June 24, 2022
Opening balance	$27,421	$39,609
Repayments during the period	(15,233)	(12,188)
Closing balance	$12,188	$27,421
Credit facilities agreements:
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
The term loan accrues interest at 3-month LIBOR plus 1.35% and is repayable in quarterly installments of $3.0 million, commencing on September 30, 2019. On March 9, 2023, the Borrower and the Bank amended the Term Loan Agreement to replace the interest rate reference from LIBOR to the Secured Overnight Financing Rate ("SOFR") effective from September 29, 2023. The term loan will mature on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be borrowed again.  During the year ended June 30, 2023, the Company recorded $2.1 million of interest expense in connection with this term loan, including the impact from interest rate swaps.

Any borrowings under the 2019 Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, and restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt to equity ratio less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. As of June 30, 2023, the Company was in compliance with all of its financial covenants under the Term Loan Agreement.
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
As of June 30, 2023, there was $12.2 million outstanding under the term loan.
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
As of June 30, 2023, there was no amount outstanding under the 2023 Credit Facility Agreement.

14.    Severance liabilities
The following table provides information regarding severance liabilities:

	Years Ended
(in thousands)	June 30, 2023	June 24, 2022
Changes in severance liabilities
Balance, beginning of the fiscal year	$18,588	$19,782
Current service cost	$2,349	$2,318
Interest cost	683	518
Benefit paid	(288)	(322)
Unrealized loss (gain) on exchange rate	(58)	(2,133)
Actuarial (gain) loss on obligation	1,089	(1,542)
Foreign currency translation	7	(33)
Balance, end of the fiscal year	$22,370	$18,588
Changes in plan assets
Balance, beginning of the fiscal year	$338	$356
Actual return on plan assets	$—	$(13)
Employer contributions	—	38
Foreign currency translation	11	(43)
Balance, end of the fiscal year	$349	$338
Underfunded status	$(22,021)	$(18,250)
The following table sets forth our severance liabilities as of June 30, 2023:

(in thousands)
2024	$1,449
2025	2,022
2026	1,389
2027	1,641
2028	2,045
Thereafter	13,824
Total	$22,370
The amount recognized in the consolidated balance sheets under non-current liabilities and non-current assets were determined as follows:

(in thousands)	As of June 30, 2023	As of June 24, 2022
Non-current assets	$138	$134
Non-current liabilities	$22,159	$18,384
The following table provides information regarding accumulated benefit obligations:

(in thousands)	As of June 30, 2023	As of June 24, 2022
Accumulated benefit obligations	$15,168	$13,018
The principal actuarial assumptions used were as follows:
Weighted average actuarial assumptions used to determine severance liabilities

Years Ended
	June 30, 2023	June 24, 2022	June 25, 2021
Discount rate	3.5% - 5.3%	2.1% - 3.9%	0.2% - 2.9%
Future salary increases	3.5% - 10.0%	3.5% - 10.0%	3.5% - 10.0%
Weighted average actuarial assumptions used to determine benefit costs

	Years Ended
	June 30, 2023	June 24, 2022	June 25, 2021
Discount rate	0.2% - 2.9%	0.2% - 2.9%	0.4% - 3.1%
Expected long-term rate of return on assets	2.1%	2.1%	2.3%
15.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the closing price of our ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the years ended June 30, 2023, June 24, 2022 and June 25, 2021 was as follows:

	Years Ended
(in thousands)	June 30, 2023	June 24, 2022	June 25, 2021
Share-based compensation expense by type of award:
Restricted share units	$16,979	$15,150	$16,725
Performance share units	11,148	12,898	8,737
Total share-based compensation expense	28,127	28,048	25,462
Tax effect on share-based compensation expense	—	—	—
Net effect on share-based compensation expense	$28,127	$28,048	$25,462
Share-based compensation expense was recorded in the consolidated statements of operations and comprehensive income as follows:

	Years Ended
(in thousands)	June 30, 2023	June 24, 2022	June 25, 2021
Cost of revenue	$6,664	$5,967	$6,185
Selling, general and administrative expense	20,939	22,081	19,277
Restructuring and other related costs	524	—	—
Total share-based compensation expense	$28,127	$28,048	$25,462
The Company did not capitalize any share-based compensation expense as part of any asset costs during the years ended June 30, 2023, June 24, 2022 and June 25, 2021.
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
As of June 30, 2023, there were 341,706 restricted share units outstanding, 204,016 performance share units outstanding and 1,946,938 ordinary shares available for future grant under the 2020 Plan.

As of June 30, 2023, there were 27,059 restricted share units outstanding under the 2010 Plan. No ordinary shares are available for future grant under the 2010 Plan.
On November 2, 2017, the Company adopted the 2017 Inducement Equity Incentive Plan (the “2017 Inducement Plan”) with a reserve of 160,000 ordinary shares authorized for future issuance solely for the granting of inducement share options and equity awards to new employees. The 2017 Inducement Plan was adopted without shareholder approval in reliance on the “employment inducement exemption” provided under the New York Stock Exchange Listed Company Manual. As of June 30, 2023, there were no awards outstanding and 111,347 ordinary shares available for future grant under the 2017 Inducement Plan.
The 2020 Plan, 2010 Plan and 2017 Inducement Plan are collectively referred to as the “Equity Incentive Plans.”
The following table summarizes the number of equity awards outstanding and ordinary shares available for grant under each of the Equity Incentive Plans as of June 30, 2023:

(share units)	Restricted Share Units outstanding	Performance Share Units outstanding	Ordinary Shares available for future grant
2020 Plan	341,706	204,016	1,946,938
2010 Plan	27,059	—	—
2017 Inducement Plan	—	—	111,347
Total	368,765	204,016	2,058,285
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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 26, 2020	797,757	$46.88
Granted	230,759	$70.53
Vested	(358,508)	$45.39
Forfeited	(28,133)	$57.86
Balance as of June 25, 2021	641,875	$55.74
Granted	186,633	$101.25
Vested	(323,326)	$52.20
Forfeited	(45,556)	$71.53
Balance as of June 24, 2022	459,626	$75.14
Granted	165,378	$117.35
Vested	(233,607)	$67.85
Forfeited	(22,632)	$94.69
Balance as of June 30, 2023	368,765	$97.49
Expected to vest as of June 30, 2023	327,128	$98.07

The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 26, 2020	440,140	$48.37
Granted	184,718	$69.85
Vested	(82,185)	48.02
Forfeited	(115,645)	$48.02
Balance as of June 25, 2021	427,028	$57.82
Granted	110,832	$101.05
Vested	(190,213)	$48.65
Forfeited	(61,765)	$53.38
Balance as of June 24, 2022	285,882	$81.64
Granted	97,142	$117.35
Vested	(179,008)	70.05
Forfeited	—	$—
Balance as of June 30, 2023	204,016	$108.81
Expected to vest as of June 30, 2023	204,016	$108.81
The fair value of restricted share units and performance share units is based on the market value of our ordinary shares on the date of grant.
The total fair value of restricted share units and performance share units vested during the years ended June 30, 2023, June 24, 2022 and June 25, 2021 was $28.4 million, $24.2 million and $22.1 million, respectively. The aggregate intrinsic value of restricted share units and performance share units outstanding as of June 30, 2023 was $74.4 million.
As of June 30, 2023, there was $11.9 million and $6.6 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.5 years and 1.1 years, respectively.
For the years ended June 30, 2023 and June 24, 2022, the Company withheld an aggregate of 177,139 shares and 213,884 shares, respectively, upon the vesting of restricted share units and performance shares units, based upon the closing share price on the vesting date to settle employee tax withholding obligations. For the years ended June 30, 2023 and June 24, 2022, the Company then remitted cash of $18.2 million and $20.8 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.
16.    Employee benefit plans
Employee contribution plan
The Company operates a defined contribution plan, known as a provident fund, in its subsidiaries in Thailand and the United Kingdom. The assets of these plans are in separate trustee-administered funds. The provident fund is funded by matching payments from employees and by the subsidiaries on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company’s contributions to the provident fund amounted to $6.3 million, $6.1 million and $6.0 million during the years ended June 30, 2023, June 24, 2022 and June 25, 2021, respectively.
The Company sponsors the Fabrinet U.S. 401(k) Retirement Plan (“401(k) Plan”), a Defined Contribution Plan under ERISA, at its subsidiaries in the United States which provides retirement benefits for eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 80% of their annual compensation, subject to annual contributions limits established by the Internal Revenue Service. The Company provides for a 100% match of employees’ contributions to the 401(k) Plan up to the first 6% of annual compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $0.8 million, $0.7 million and $0.8 million during the years ended June 30, 2023, June 24, 2022 and June 25, 2021, respectively.

Executive incentive plan and employee performance bonuses
For the years ended June 30, 2023 and June 24, 2022, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and non-U.S. GAAP operating margin or gross margin targets. During the years ended June 30, 2023, June 24, 2022 and June 25, 2021, discretionary merit-based bonus awards were also available to Fabrinet’s non-executive employees.
Bonus distributions to employees were $13.0 million, $11.0 million and $10.2 million for the years ended June 30, 2023, June 24, 2022 and June 25, 2021, respectively.

17.    Shareholders’ equity

Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the year ended June 30, 2023, Fabrinet issued 235,476 ordinary shares upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
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
During the year ended June 30, 2023, the Company repurchased 488,477 shares under the program at an average price per share (excluding other direct costs) of $97.38, totaling $47.6 million. As of June 30, 2023, the Company had a remaining authorization to repurchase up to $52.4 million of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

18.    Accumulated other comprehensive income (loss) (“AOCI”)
The changes in AOCI for the years ended June 30, 2023 and June 24, 2022 were as follows:

(in thousands)	Unrealized Gains (Losses) on Available-for-sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 25, 2021	$308	$(4,504)	$(1,425)	$(645)	$(6,266)
Other comprehensive income (loss) before reclassification	(6,339)	157	—	(245)	(6,427)
Amounts reclassified from AOCI	13	(735)	622	—	(100)
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	(6,326)	(578)	622	(245)	(6,527)
Balance as of June 24, 2022	(6,018)	(5,082)	(803)	(890)	(12,793)
Other comprehensive income (loss) before reclassification	2,646	2,444	—	(75)	5,015
Amounts reclassified from AOCI	93	(903)	473	—	(337)
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	2,739	1,541	473	(75)	4,678
Balance as of June 30, 2023	$(3,279)	$(3,541)	$(330)	$(965)	$(8,115)
The following table presents the pre-tax amounts reclassified from AOCI into the consolidated statements of operations and comprehensive income for the years ended June 30, 2023 and June 24, 2022, respectively.

(in thousands)		Years Ended
AOCI components	Financial statements line item	June 30, 2023	June 24, 2022
Unrealized gains (losses) on available-for-sale securities	Interest income	$93	$13
Unrealized gains (losses) on derivative instruments	Cost of revenues	7,995	7,283
Unrealized gains (losses) on derivative instruments	Selling, general and administrative expenses	334	303
Unrealized gains (losses) on derivative instruments	Foreign exchange gain (loss), net	(8,644)	(7,384)
Unrealized gains (losses) on derivative instruments	Interest expense	(588)	(937)
Retirement benefit plan – Prior service cost	Selling, general and administrative expenses	473	622
Total amounts reclassified from AOCI		$(337)	$(100)

19.    Commitments and contingencies
Bank guarantees
As of June 30, 2023 and June 24, 2022, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses totaling $1.5 million and $1.4 million, respectively, or Thai Baht 53.0 million and Thai Baht 50.2 million, respectively. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in Israel to support the operations related to the Israeli Customs department.
As of June 24, 2022, there was an outstanding bank guarantee on behalf of the Company's subsidiary in the PRC to support the subsidiary's operations totaling RMB 1.0 million, which bank guarantee was backed by cash collateral of $0.1 million. This bank guarantee was released in December 2022. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in the U.K. to support its operations.
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
As of June 30, 2023, the Company had purchase obligations and other commitments to third parties of $1.06 billion.
Capital expenditure
As of June 30, 2023, the Company had total capital expenditure commitments to third parties of $8.8 million.
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

20.    Restructuring and other related costs
Restructuring and other related costs may consist of voluntary or involuntary severance-related charges, asset-related charges and other costs due to exit activities. The Company recognizes voluntary severance-related charges when an employee accepts the offered benefit arrangement. The Company recognizes involuntary severance-related charges depending on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. If the former, the Company recognizes the charges once they are probable and the amounts are estimable. If the latter, the Company recognizes the charges once the benefits have been communicated to employees.

21.    Business segments and geographic information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is Fabrinet’s Chief Executive Officer. As of June 30, 2023, June 24, 2022 and June 25, 2021, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
For the Company’s revenues by geographic region, see “Revenue by Geographic Area and End Market” in Note 3.
The following table presents long-lived assets by the country in which they are based:

	Years Ended
(in thousands)	June 30, 2023	June 24, 2022	June 25, 2021
Long-Lived Assets:
Thailand	$264,382	$240,750	$190,843
U.S.	25,267	25,938	27,403
China	17,407	19,686	14,977
Israel	2,796	4,025	5,271
Others	498	1,878	2,635
	310,350	292,277	241,129
Significant customers
Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Years Ended
	June 30, 2023	June 24, 2022	June 25, 2021
Cisco Systems Inc.	15.6%	25.4%	10.7%
Lumentum Operations LLC	15.4%	10.3%	13.6%
Nvidia Corporation	12.5%	*	*
Infinera Corporation	12.4%	12.5%	11.6%
*    Represents less than 10% of total revenues.
Accounts receivable from individual customers representing 10% or more of accounts receivable as of June 30, 2023 and June 24, 2022, respectively, were as follows:

	As of June 30, 2023	As of June 24, 2022
Infinera Corporation	20.5%	17.1%
Nvidia Corporation	14.0%	*
Lumentum Operations LLC	13.7%	11.8%
Cisco Systems Inc.	*	19.8%
*    Represents less than 10% of total accounts receivable.

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
23.    Subsequent Event
In August 2023, the Company’s board of directors approved the repurchase of up to an additional $47.6 million of the Company’s outstanding ordinary shares, bringing the aggregate authorization under the Company’s existing share repurchase program to $294.8 million, with $100.0 million currently remaining.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making this assessment, management used the criteria described in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of the end of fiscal year 2023, based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO. The effectiveness of our internal control over financial reporting as of June 30, 2023 has been audited by PricewaterhouseCoopers ABAS Ltd., an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2023 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “2023 Proxy Statement”).
ITEM 11.EXECUTIVE COMPENSATION.
Information responsive to this item is incorporated herein by reference to our 2023 Proxy Statement.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information responsive to this item is incorporated herein by reference to our 2023 Proxy Statement.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information responsive to this item is incorporated herein by reference to our 2023 Proxy Statement.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information responsive to this item is incorporated herein by reference to our 2023 Proxy Statement.

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
(b)Exhibits:
EXHIBIT INDEX

				Incorporated by reference herein

Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.

3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	3.1	May 3, 2010	333-163258

4.1	Specimen Ordinary Share Certificate	S-1/A	4.1	June 14, 2010	333-163258

4.2	Description of Fabrinet’s Securities	10-K	4.2	August 20, 2019	001-34775

10.1.1+	2010 Performance Incentive Plan, as amended and restated	8-K	10.1	December 15, 2017	001-34775

10.1.2+	2010 Performance Incentive Plan – Form of Restricted Share Unit Agreement	10-Q	10.4	February 5, 2013	001-34775

10.1.3+	2010 Performance Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	10-Q	10.5	November 9, 2016	001-34775

10.2.1+	2017 Inducement Equity Incentive Plan	S-8	99.1.1	November 8, 2017	333-221423

10.2.2+	2017 Inducement Equity Incentive Plan – Form of Restricted Share Unit Agreement	S-8	99.1.2	November 8, 2017	333-221423

10.2.3+	2017 Inducement Equity Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	S-8	99.1.3	November 8, 2017	333-221423

10.3.1+	2020 Equity Incentive Plan	S-8	99.1	December 12, 2019	333-235462

10.3.2+	2020 Equity Incentive Plan – Form of Restricted Share Unit Agreement	S-8	99.2	December 12, 2019	333-235462

10.3.3+	2020 Equity Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	S-8	99.3	December 12, 2019	333-235462

				Incorporated by reference herein

Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.

10.4+	Offer letter, dated September 20, 2017, by and between Seamus Grady and Fabrinet	8-K	10.1	September 25, 2017	001-34755

10.5+	Change in Control and Severance Agreement, dated February 26, 2019, as amended effective August 10, 2022, by and between Seamus Grady and Fabrinet	10-Q	10.1	November 8, 2022	001-34755

10.6+	Amended and restated offer letter, dated May 3, 2023, between Harpal Gill and Fabrinet USA, Inc.	8-K	10.1	May 8, 2023	001-34755

10.7+	Employment Agreement, dated July 1, 2007, by and between Dr. Harpal Gill and Fabrinet Co., Ltd.	S-1	10.5	November 7, 2007	333-147191

10.8+	Amended and restated offer letter, dated December 30, 2022, between Csaba Sverha and Fabrinet Co., Ltd.	10-Q	10.1	February 7, 2023	001-34755

10.9+	Description of Non-Employee Director Compensation Arrangements

10.10+	Description of Fiscal Year 2024 Executive Incentive Plan	8-K, Item 5.02	N/A	August 21, 2023	001-34755

10.11+	Description of Fiscal Year 2023 Executive Incentive Plan	8-K, Item 5.02	N/A	August 15, 2022	001-34755

10.12+	Executive Change in Control and Severance Plan and form of Participation Agreement	8-K	10.1	August 16, 2021	001-34755

10.13+	Form of Indemnification Agreement	S-1/A	10.1	January 28, 2010	333-163258

10.14	Manufacturing Agreement, dated May 29, 2005, by and between the registrant and FBN New Jersey Holdings Corp.	S-1	10.1	November 7, 2007	333-147191

10.15	Manufacturing Agreement, dated January 2, 2000, by and between the registrant and Fabrinet Co., Ltd.	S-1	10.11	November 7, 2007	333-147191

10.16	Administrative Services Agreement, dated January 2, 2000, by and between the registrant and Fabrinet USA, Inc.	S-1	10.12	November 7, 2007	333-147191

10.17	Administrative Services Agreement, dated July 3, 2008, by and between the registrant and Fabrinet Pte. Ltd.	S-1	10.14	November 20, 2009	333-163258

10.18	Credit Facility Agreement, dated as of August 20, 2019, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	8-K	10.1	September 12, 2019	001-34775

10.19	Term Loan Agreement, dated as of August 20, 2019, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	8-K	10.2	September 12, 2019	001-34775

10.20	Amendment Agreement to Term Loan Agreement, dated March 9, 2023, by and between Fabrinet Co., Ltd. And Bank of Ayudhya Public Company Limited	10-Q	10.1	May 9, 2023	001-34775

Incorporated by reference herein

Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.

10.21+	Letter agreement, dated August 10, 2022, regarding amendment of Seamus Grady’s Fiscal 2022 Performance-Based RSU Awards	10-Q	10.2	November 8, 2023	001-34775

10.22+	Letter agreement, dated August 10, 2022, regarding amendment of Harpal Gill’s Fiscal 2022 Performance-Based RSU Awards	10-Q	10.3	November 8, 2023	001-34775

21.1	List of Subsidiaries	10-K	21.1	August 22, 2022	001-34775

23.1	Consent of PricewaterhouseCoopers ABAS Ltd.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________
+      Indicates management contract or compensatory plan.
(c)Financial Statement Schedules: See Item 15(a)(2), above.

ITEM 16.FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2023.

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

Signature	Title	Date

/S/ SEAMUS GRADY	Chief Executive Officer (Principal Executive Officer) and Director	August 22, 2023
Seamus Grady

/S/ CSABA SVERHA	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 22, 2023
Csaba Sverha

/S/ DAVID T. MITCHELL	Chairman of the Board of Directors	August 22, 2023
David T. Mitchell

/S/ HOMA BAHRAMI	Director	August 22, 2023
Homa Bahrami

/S/ DARLENE KNIGHT	Director	August 22, 2023
Darlene Knight

/S/ THOMAS F. KELLY	Director	August 22, 2023
Thomas F. Kelly

/S/ FRANK H. LEVINSON	Director	August 22, 2023
Frank H. Levinson

/S/ ROLLANCE E. OLSON	Director	August 22, 2023
Rollance E. Olson