Form 10-Q
period 2023-09-29
Fabrinet
filed 2023-11-07
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 27, 2023, the registrant had 36,330,858 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM 10-Q
QUARTER ENDED SEPTEMBER 29, 2023

Page No.
RISK FACTORS SUMMARY	3
PART I. FINANCIAL INFORMATION	5

Item 1. Financial Statements	5

Condensed Consolidated Balance Sheets as of September 29, 2023 and June 30, 2023 (unaudited)	5

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended September 29, 2023 and September 30, 2022 (unaudited)	6

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended September 29, 2023 and September 30, 2022 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the three months ended September 29, 2023 and September 30, 2022 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION	40

Item 1. Legal Proceedings	40

Item 1A. Risk Factors	40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 6. Exhibits	57

Signature	58

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	September 29, 2023	June 30, 2023
Assets
Current assets
Cash and cash equivalents	$308,338	$231,368
Short-term investments	362,428	319,100
Trade accounts receivable, net of allowance for doubtful accounts of $1,768 and $965, respectively	535,006	531,767
Inventories	440,095	519,576
Prepaid expenses	6,328	7,849
Other current assets	39,766	42,880
Total current assets	1,691,961	1,652,540
Non-current assets
Property, plant and equipment, net	306,665	310,350
Intangibles, net	2,598	2,394
Operating right-of-use assets	6,024	1,634
Deferred tax assets	11,363	12,095
Other non-current assets	610	635
Total non-current assets	327,260	327,108
Total Assets	$2,019,221	$1,979,648
Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$9,117	$12,156
Trade accounts payable	357,106	381,129
Fixed assets payable	9,313	13,526
Operating lease liabilities, current portion	1,587	1,201
Income tax payable	7,013	6,024
Accrued payroll, bonus and related expenses	22,976	23,748
Accrued expenses	24,034	20,447
Other payables	24,287	23,654
Total current liabilities	455,433	481,885
Non-current liabilities
Deferred tax liability	5,117	4,799
Operating lease liability, non-current portion	4,052	66
Severance liabilities	22,269	22,159
Other non-current liabilities	2,181	2,081
Total non-current liabilities	33,619	29,105
Total Liabilities	489,052	510,990
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of September 29, 2023 and June 30, 2023)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,430,970 shares and 39,284,176 shares issued at September 29, 2023 and June 30, 2023, respectively; and 36,330,476 shares and 36,183,682 shares outstanding at September 29, 2023 and June 30, 2023, respectively)	394	393
Additional paid-in capital	202,432	206,624
Less: Treasury shares (3,100,494 shares as of September 29, 2023 and June 30, 2023)	(194,833)	(194,833)
Accumulated other comprehensive income (loss)	(7,502)	(8,115)
Retained earnings	1,529,678	1,464,589
Total Shareholders’ Equity	1,530,169	1,468,658
Total Liabilities and Shareholders’ Equity	$2,019,221	$1,979,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
(in thousands of U.S. dollars, except per share data)	September 29, 2023	September 30, 2022
Revenues	$685,477	$655,429
Cost of revenues	(601,073)	(572,673)
Gross profit	84,404	82,756
Selling, general and administrative expenses	(20,429)	(20,565)
Operating income	63,975	62,191
Interest income	5,898	1,559
Interest expense	(45)	(391)
Foreign exchange gain (loss), net	415	2,085
Other income (expense), net	(80)	(141)
Income before income taxes	70,163	65,303
Income tax expense	(5,074)	(688)
Net income	65,089	64,615
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	948	(1,461)
Change in net unrealized gain (loss) on derivative instruments	(561)	(1,218)
Change in net retirement benefits plan – prior service cost	126	168
Change in foreign currency translation adjustment	100	246
Total other comprehensive income (loss), net of tax	613	(2,265)
Net comprehensive income	$65,702	$62,350
Earnings per share
Basic	$1.80	$1.77
Diluted	$1.78	$1.76
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	36,256	36,528
Diluted	36,481	36,758

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended September 29, 2023

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 30, 2023	39,284,176	$393	$206,624	$(194,833)	$(8,115)	$1,464,589	$1,468,658
Net income	—	—	—	—	—	65,089	65,089
Other comprehensive income (loss)	—	—	—	—	613	—	613
Share-based compensation	—	—	7,956	—	—	—	7,956
Issuance of ordinary shares	146,794	1	(1)	—	—	—	—
Tax withholdings related to net share settlement of restricted share units	—	—	(12,147)	—	—	—	(12,147)
Balances at September 29, 2023	39,430,970	$394	$202,432	$(194,833)	$(7,502)	$1,529,678	$1,530,169

For the Three Months Ended September 30, 2022

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 24, 2022	39,048,700	$390	$196,667	$(147,258)	$(12,793)	$1,216,676	$1,253,682
Net income	—	—	—	—	—	64,615	64,615
Other comprehensive income (loss)	—	—	—	—	(2,265)	—	(2,265)
Share-based compensation	—	—	7,723	—	—	—	7,723
Issuance of ordinary shares	196,847	2	(2)	—	—	—	—
Repurchase of 46,977 shares held as treasury shares	—	—	—	(4,900)	—	—	(4,900)
Tax withholdings related to net share settlement of restricted share units	—	—	(16,489)	—	—	—	(16,489)
Balances at September 30, 2022	39,245,547	$392	$187,899	$(152,158)	$(15,058)	$1,281,291	$1,302,366

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(in thousands of U.S. dollars)	September 29, 2023	September 30, 2022
Cash flows from operating activities
Net income for the period	$65,089	$64,615
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,961	11,055
(Gain) loss on disposal and impairment of property, plant and equipment and intangibles	12	(9)
(Gain) loss from sales and maturities of available-for-sale securities	—	92
Amortization of discount (premium) of short-term investments	(596)	442
(Reversal of) allowance for doubtful accounts	803	(91)
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	(52)	(386)
Amortization of fair value at hedge inception of interest rate swaps	(88)	(191)
Share-based compensation	7,733	7,723
Deferred income tax	1,377	(219)
Other non-cash expenses	222	(439)
Changes in operating assets and liabilities
Trade accounts receivable	(4,138)	(24,476)
Inventories	79,481	28,808
Other current assets and non-current assets	3,238	(10,661)
Trade accounts payable	(24,397)	(29,774)
Income tax payable	963	(276)
Severance liabilities	706	617
Other current liabilities and non-current liabilities	2,735	13,804
Net cash provided by operating activities	145,049	60,634
Cash flows from investing activities
Purchase of short-term investments	(77,692)	(25,609)
Proceeds from sales of short-term investments	—	30,000
Proceeds from maturities of short-term investments	35,909	29,236
Purchase of property, plant and equipment	(11,435)	(10,258)
Purchase of intangibles	(180)	(11)
Proceeds from disposal of property, plant and equipment	318	9
Net cash used in investing activities	(53,080)	23,367
Cash flows from financing activities
Repayment of long-term borrowings	(3,047)	(6,094)
Repayment of finance lease liability	—	(2)
Repurchase of ordinary shares	—	(4,900)
Withholding tax related to net share settlement of restricted share units	(12,147)	(16,489)
Net cash used in financing activities	(15,194)	(27,485)
Net increase (decrease) in cash, cash equivalents and restricted cash	$76,775	$56,516
Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at the beginning of period	$231,368	$198,365
Increase (decrease) in cash, cash equivalents and restricted cash	76,775	56,516
Effect of exchange rate on cash, cash equivalents and restricted cash	195	520
Cash, cash equivalents and restricted cash at the end of period	$308,338	$255,401
Non-cash investing and financing activities
Construction, software and equipment-related payables	$9,313	$12,541

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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(in thousands of U.S. dollars)	As of September 29, 2023	As of September 30, 2022
Cash and cash equivalents	$308,338	$255,260
Restricted cash	—	141
Cash, cash equivalents and restricted cash	$308,338	$255,401

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
The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers of complex products, such as optical communication components, modules and sub-systems, automotive components, industrial lasers, medical devices and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and testing. The Company focuses primarily on the production of low-volume, high-mix products. The principal subsidiaries of Fabrinet include Fabrinet Co., Ltd. (“Fabrinet Thailand”), Casix, Inc. (“Casix”), Fabrinet West, Inc. (“Fabrinet West”) and Fabrinet Israel Ltd. (“Fabrinet Israel”).
2.    Accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of September 29, 2023 and for the three months ended September 29, 2023 and September 30, 2022 include normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or "GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 30, 2023.
The balance sheet as of June 30, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three months ended September 29, 2023 may not be indicative of results for the year ending June 28, 2024 or any future periods.
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

Fiscal years
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended September 29, 2023 and September 30, 2022 consisted of 13 and 14 weeks, respectively. Fiscal year 2024 will comprise 52 weeks and will end on June 28, 2024.
Adoption of New Accounting Standards
No new accounting standard was adopted in the first quarter of fiscal year 2024.

3.    Revenues from contracts with customers
Revenue by Geographic Area and End Market
Revenues are attributed to a particular geographic area based on the bill-to-location of the Company’s customers. The Company operates in three geographic regions: North America; Asia-Pacific and others; and Europe.
The following table presents total revenues by geographic region:

(in thousands, except percentages)	Three Months Ended September 29, 2023	As a % of Total Revenues	Three Months Ended September 30, 2022	As a % of Total Revenues
North America
U.S.	$254,859		$345,080
Others (1)	3,460		3,624
Total revenue in North America	258,319	37.7%	348,704	53.2%
Asia-Pacific and others
Israel (2)	210,676		37,277
India	70,777		80,033
Malaysia	33,319		49,324
China	20,260		23,064
Hong Kong	15,788		32,472
Thailand	13,027		12,616
Japan	6,810		10,348
Others	1,165		3,160
Total revenue in Asia-Pacific and others	371,822	54.2%	248,294	37.9%
Europe
U.K.	29,774		32,832
Germany	12,780		13,314
Others	12,782		12,285
Total revenue in Europe	$55,336	8.1%	$58,431	8.9%
Total revenue	$685,477	100.0%	$655,429	100.0%
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each year presented is $0.
(2)Due to increase in revenue from a significant customer.
The following table presents revenues by end market:

(in thousands, except percentages)	Three Months Ended September 29, 2023	As a % of Total Revenues	Three Months Ended September 30, 2022	As a % of Total Revenues
Optical communications	$533,257	77.8%	$497,561	75.9%
Automotive, lasers and other	152,220	22.2%	157,868	24.1%
Total	$685,477	100.0%	$655,429	100.0%

Contract Assets and Liabilities
A contract asset is recognized when the Company has recognized revenues prior to an invoice for payment. Contract assets are recognized in the unaudited condensed consolidated balance sheets under other current assets and transferred to accounts receivable when rights to payment become unconditional.
As of September 29, 2023 and June 30, 2023, the contract assets are de minimis.
A contract liability is recognized when the Company has advance payment arrangements with customers. Contract liabilities are recognized in the unaudited condensed consolidated balance sheets under other payables. The contract liabilities balance is normally recognized as revenue within six months.
The following tables summarize the activity in the Company’s contract liabilities during the three months ended September 29, 2023:

(in thousands)	Contract Liabilities
Beginning balance, June 30, 2023	$3,036
Advance payment received during the period	1,497
Revenue recognized	(3,285)
Ending balance, September 29, 2023	$1,248

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
Earnings per ordinary share was calculated as follows:

	Three Months Ended
(in thousands, except per share data)	September 29, 2023	September 30, 2022
Net income attributable to shareholders	$65,089	$64,615
Weighted-average number of ordinary shares outstanding	36,256	36,528
Incremental shares arising from the assumed vesting of restricted share units and performance share units	225	230
Weighted-average number of ordinary shares for diluted earnings per ordinary share	36,481	36,758
Basic earnings per ordinary share	$1.80	$1.77
Diluted earnings per ordinary share	$1.78	$1.76

5.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments are as follows:

			Fair Value
(in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of September 29, 2023
Cash	$306,108	$—	$306,108	$—	$—
Cash equivalents	2,230	—	2,230	—	—
Liquidity funds	41,723	—	—	—	41,723
Certificates of deposit and time deposits	84,278	826	—	85,104	—
Corporate debt securities	145,138	(3,007)	—	142,131	—
U.S. agency and U.S. treasury securities	93,618	(148)	—	93,470	—
Total	$673,095	$(2,329)	$308,338	$320,705	$41,723
As of June 30, 2023
Cash	$230,967	$—	$230,967	$—	$—
Cash equivalents	401	—	401	—	—
Liquidity funds	41,104	—	—	—	41,104
Certificates of deposit and time deposits	64,278	329	—	64,607	—
Corporate debt securities	161,453	(3,375)	—	158,078	—
U.S. agency and U.S. treasury securities	55,542	(231)	—	55,311	—
Total	$553,745	$(3,277)	$231,368	$277,996	$41,104
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
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale securities based on stated effective maturities as of September 29, 2023 and June 30, 2023:

	September 29, 2023		June 30, 2023
(in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$185,691	$186,414	$172,992	$173,137
Due between one to five years	179,066	176,014	149,385	145,963
Total	$364,757	$362,428	$322,377	$319,100

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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of September 29, 2023
Assets
Cash equivalents	$—	$2,230		$—	$2,230
Liquidity funds	—	41,723		—	41,723
Certificates of deposit and time deposits	—	85,104		—	85,104
Corporate debt securities	—	142,131		—	142,131
U.S. agency and U.S. treasury securities	—	93,470		—	93,470
Derivative assets – current portion	—	148	(1)	—	148
Total	$—	$364,806		$—	$364,806
Liabilities
Derivative liabilities – current portion	$—	$(6,812)		$—	$(6,812)
Total	$—	$(6,812)	(2)	$—	$(6,812)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 30, 2023
Assets
Cash equivalents	$—	$401		$—	$401
Liquidity funds	—	41,104		—	41,104
Certificates of deposit and time deposits	—	64,607		—	64,607
Corporate debt securities	—	158,078		—	158,078
U.S. agency and U.S. treasury securities	—	55,311		—	55,311
Derivative assets – current portion	—	221	(3)	—	221
Total	$—	$319,722		$—	$319,722
Liabilities
Derivative liabilities – current portion	$—	$(5,236)		$—	$(5,236)
Total	$—	$(5,236)	(4)	$—	$(5,236)
(1)Foreign currency forward contracts with an aggregate notional amount of $3.0 million and an interest rate swap agreement with a notional amount of $60.9 million.
(2)Foreign currency forward contracts with an aggregate notional amount of $142.0 million and 0.2 million Canadian dollars.
(3)Foreign currency forward contracts with an aggregate notional amount of $3.0 million and 0.2 million Canadian dollars and an interest rate swap agreement with a notional amount of $60.9 million.
(4)Foreign currency forward contracts with an aggregate notional amount of $140.0 million.

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
As of September 29, 2023, the Company had 145 outstanding U.S. dollar foreign currency forward contracts against Thai baht, with an aggregate notional amount of $145.0 million and maturity dates ranging from October 2023 through April 2024 and one outstanding Canadian dollar foreign currency forward contract with a notional amount of 0.2 million Canadian dollars and a maturity date in December 2023.
As of June 30, 2023, the Company had 143 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $143.0 million and maturity dates ranging from July 2023 through January 2024, and one foreign currency contract with a notional amount of 0.2 million Canadian dollars and with a maturity date in September 2023.
As of September 29, 2023, the hedging relationship over foreign currency forward contracts designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of September 29, 2023, the amount in accumulated other comprehensive income (“AOCI”) expected to be reclassified into earnings within 12 months was a loss of $4.9 million.
As of June 30, 2023, the hedging relationship over foreign currency forward contracts designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. As of June 30, 2023, the amount in AOCI expected to be reclassified into earnings within 12 months was a loss of $4.0 million.
During the three months ended September 29, 2023 and September 30, 2022, the Company included an unrealized gain of $0.3 million and unrealized loss of $0.2 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.

Interest Rate Swap Agreements
The Company entered into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of September 29, 2023 and June 30, 2023, the Company had one outstanding interest rate swap agreement with a notional amount of $60.9 million.
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
As of September 29, 2023, the amount in AOCI that is expected to be reclassified into earnings within 12 months was a gain of $0.3 million.
As of June 30, 2023, the amount in AOCI that is expected to be reclassified into earnings within 12 months was a gain of $0.4 million.
The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended
(in thousands)	Financial statements line item	September 29, 2023	September 30, 2022
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income	$(1,565)	$(2,992)
Interest rate swaps	Other comprehensive income	(78)	516
Total derivatives gain (loss) recognized in other comprehensive income (loss)		$(1,643)	$(2,476)
Derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings:
Foreign currency forward contracts	Cost of revenues	$3,672	$3,794
Foreign currency forward contracts	SG&A	155	160
Foreign currency forward contracts	Foreign exchange loss, net	(3,215)	(2,505)
Interest rate swaps	Interest expense	(89)	(191)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings		$523	$1,258
Change in net unrealized gain (loss) on derivatives instruments		$(1,120)	$(1,218)

Fair Value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	September 29, 2023		June 30, 2023
(in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$—	$(1,910)	$2	$(1,256)
Derivatives designated as hedging instruments
Foreign currency forward contracts	12	(4,902)	4	(3,980)
Interest rate swaps	136	—	215	—
Derivatives, gross balances	$148	$(6,812)	$221	$(5,236)
The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets, Other non-current assets
Fair Value of Derivative Liabilities	Accrued expenses, Other non-current liabilities
7.    Inventories

(in thousands)	As of September 29, 2023	As of June 30, 2023
Raw materials	$119,200	$157,379
Work in progress	248,919	305,627
Finished goods	47,916	28,608
Goods in transit	24,060	27,962
Total inventories	$440,095	$519,576

8.    Leases
The Company leases facilities under non-cancelable operating lease agreements. The Company leases a portion of its capital equipment and vehicles, certain land and buildings for its facilities in Thailand, the Cayman Islands, the PRC, the U.S., the U.K., Israel and Singapore under operating lease arrangements that expire at various dates through 2029. Certain of these lease arrangements provide the Company the ability to extend the lease from one to five years following the expiration of the current term. However, the Company has excluded all lease extension options from its right of use (“ROU”) assets and lease liabilities as the Company is not reasonably assured that it will exercise these options. None of the lease agreements contain residual value guarantees provided by the lessee. The Company also has one intercompany lease transaction in the form of a lease of office and manufacturing space.
Operating leases
As of September 29, 2023, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
2024 (remaining nine months)	$1,465
2025	1,136
2026	1,068
2027	1,093
2028	1,119
Thereafter	283
Total undiscounted lease payments	6,164
Less imputed interest	(525)
Total present value of lease liabilities	$5,639	(1)

(1)Includes current portion of operating lease liabilities of $1.6 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term.
Rental expense for long-term leases for the three months ended September 29, 2023 and September 30, 2022 was $0.5 million and $0.6 million, respectively.
Rental expense for short-term leases for the three months ended September 29, 2023 was $0.4 million and September 30, 2022 was immaterial.
The following summarizes additional information related to the Company’s operating leases:

	As of September 29, 2023	As of June 30, 2023
Weighted-average remaining lease term (in years)	4.5	1.2
Weighted-average discount rate	3.9%	3.4%
The following table presents supplemental disclosure for the unaudited condensed consolidated statement of cash flows related to operating and finance leases for the three months ended September 29, 2023 and September 30, 2022:

	Three Months Ended
(in thousands)	September 29, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$959	$641
Financing cash flows from finance leases	$—	$2
ROU assets obtained in exchange for lease liabilities	$4,936	$—
9.    Intangibles
The following tables present details of the Company’s intangibles:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of September 29, 2023
Software	$10,968	$(8,370)	$2,598

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of June 30, 2023
Software	$10,533	$(8,139)	$2,394
The Company recorded amortization expense relating to intangibles of $0.2 million and $0.4 million for the three months ended September 29, 2023 and September 30, 2022, respectively.
The weighted-average remaining life of software and customer relationships was:

(years)	As of September 29, 2023	As of June 30, 2023
Software	2.6	3.1

Based on the carrying amount of intangibles as of September 29, 2023, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(in thousands)
2024 (remaining nine months)	$1,206
2025	640
2026	435
2027	244
2028	73
Total	$2,598
10.    Borrowings
The Company’s total borrowings, including current and non-current portions of long-term borrowings, consisted of the following:

(in thousands)
Rate	Conditions	Maturity	As of September 29, 2023	As of June 30, 2023
Long-term borrowings, current portion, net:
Term loan borrowings:
3-month LIBOR +1.35% per annum (1)	Repayable in quarterly installments	June 2024	$9,141	$12,188
Less: Unamortized debt issuance costs, current portion			(24)	(32)
Long-term borrowings, current portion, net			$9,117	$12,156
(1)The Company has entered into interest rate swaps that effectively fix a series of future interest payments on its term loans. Refer to Note 6.
The movements of long-term borrowings for the three months ended September 29, 2023 and September 30, 2022 were as follows:

	Three Months Ended
(in thousands)	September 29, 2023	September 30, 2022
Opening balance	$12,188	$27,421
Repayments during the period	(3,047)	(6,094)
Closing balance	$9,141	$21,327
As of September 29, 2023, future maturities of long-term borrowings during each fiscal year were as follows:

(in thousands)
2024 (remaining nine months)	$9,141
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

The term loan accrues interest at 3-month LIBOR plus 1.35% and is repayable in quarterly installments of $3.0 million, commencing on September 30, 2019. On March 9, 2023, the Borrower and the Bank amended the Term Loan Agreement to replace the interest rate reference from LIBOR to the Secured Overnight Financing Rate ("SOFR") effective from September 29, 2023. The term loan will mature on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be borrowed again. During the three months ended September 29, 2023, the Company recorded $0.1 million of interest expense in connection with this term loan, including the impact from interest rate swaps.
Any borrowings under the 2019 Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, and restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt-to-equity ratio of less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. As of September 29, 2023, the Company was in compliance with all of its financial covenants under the Term Loan Agreement.
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
As of September 29, 2023, there was $9.1 million outstanding under the term loan.
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
As of September 29, 2023, there was no amount outstanding under the 2023 Credit Facility Agreement.
11.    Income taxes
As of September 29, 2023 and June 30, 2023, the liability for uncertain tax positions including accrued interest and penalties was $1.4 million and $1.5 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to increase within the next 12 months due to additional provisions on uncertain tax positions from one of the subsidiaries and interest on these positions.
The Company files income tax returns in the United States and foreign tax jurisdictions. The tax years from 2016 to 2022 remain open to examination by U.S. federal and state, and foreign tax authorities. The Company’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of each entity in the Company, adjusted for discrete items arising in that quarter. If the Company’s estimated annual effective tax rate changes, the Company makes a cumulative adjustment in that quarter.
The effective tax rate for the Company for the three months ended September 29, 2023 and September 30, 2022 was 7.2% and 1.1%, respectively, of net income. The increase was due to an increase in income subject to tax during the three months ended September 29, 2023 as compared to the three months ended September 30, 2022. In addition, a full valuation allowance of $2.1 million for deferred tax assets was set up during the three months ended September 29, 2023 due to management's belief that the Company's subsidiary in Israel would continue to have losses in the foreseeable future such that the deferred tax assets of such subsidiary would not be utilized.

12.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of the Company's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three months ended September 29, 2023 and September 30, 2022 was as follows:

	Three Months Ended
(in thousands)	September 29, 2023	September 30, 2022
Share-based compensation expense by type of award:
Restricted share units	$4,879	$4,901
Performance share units	2,854	2,822
Total share-based compensation expense	7,733	7,723
Tax effect on share-based compensation expense	—	—
Net effect on share-based compensation expense	$7,733	$7,723
Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended
(in thousands)	September 29, 2023	September 30, 2022
Cost of revenue	$2,165	$1,915
Selling, general and administrative expense	5,568	5,808
Total share-based compensation expense	$7,733	$7,723
The Company did not capitalize any share-based compensation expense as part of any asset costs during the three months ended September 29, 2023 and September 30, 2022.
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
The 2020 Plan, 2010 Plan and 2017 Inducement Plan are collectively referred to as the “Equity Incentive Plans.”

The following table summarizes the number of equity awards outstanding and ordinary shares available for grant under each of the Equity Incentive Plans as of September 29, 2023:

(share units)	Restricted Share Units outstanding	Performance Share Units outstanding	Ordinary Shares available for future grant
2020 Plan	320,011	171,078	1,777,609
2017 Inducement Plan	—	—	111,347
Total	320,011	171,078	1,888,956
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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2023	368,765	$97.49
Granted	95,393	$158.91
Vested	(139,438)	$85.02
Forfeited	(4,709)	$108.19
Balance as of September 29, 2023	320,011	$121.07

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2022	459,626	$75.14
Granted	122,743	$117.35
Vested	(180,824)	$64.19
Forfeited	(9,446)	$90.47
Balance as of September 30, 2022	392,099	$93.03

The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2023	204,016	$108.81
Granted	73,936	$158.91
Vested	(106,874)	$101.05
Forfeited	—	$—
Balance as of September 29, 2023	171,078	$135.31

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2022	285,882	$81.64
Granted	97,142	$117.35
Vested	(179,008)	70.05
Forfeited	—	$—
Balance as of September 30, 2022	204,016	$108.81
The fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.
As of September 29, 2023, there was $21.3 million and $15.5 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.9 and 1.5 years, respectively.
For the three months ended September 29, 2023 and September 30, 2022, the Company withheld an aggregate of 99,518 shares and 162,985 shares, respectively, upon the vesting of restricted share units and performance shares units, based upon the closing share price on the vesting date to settle employee tax withholding obligations. For the three months ended September 29, 2023 and September 30, 2022, the Company then remitted cash of $12.1 million and $16.5 million, respectively, to the appropriate taxing authorities and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.
13.    Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three months ended September 29, 2023, Fabrinet issued 146,794 ordinary shares upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
For the three months ended September 30, 2022, Fabrinet issued 196,847 ordinary shares upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
All such issued shares are fully paid.
Treasury shares
In August 2017, the Company’s board of directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, May 2019, August 2020, August 2022, and August 2023, the Company’s board of directors approved an increase of $30.0 million, $50.0 million, $58.5 million, $78.7 million, and $47.6 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $294.8 million.
During the three months ended September 29, 2023, the Company did not repurchase any shares. As of September 29, 2023, the Company had a remaining authorization to repurchase up to $100.0 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

14.    Accumulated other comprehensive income (loss)
The changes in AOCI for the three months ended September 29, 2023 and September 30, 2022 were as follows:

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 30, 2023	$(3,279)	$(3,541)	$(330)	$(965)	$(8,115)
Other comprehensive income (loss) before reclassification	948	(1,643)	—	100	(595)
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	—	523	90	—	613
Tax effects	—	559	36	—	595
Other comprehensive income (loss)	$948	$(561)	$126	$100	$613
Balance as of September 29, 2023	$(2,331)	$(4,102)	$(204)	$(865)	$(7,502)

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 24, 2022	$(6,018)	$(5,082)	$(803)	$(890)	$(12,793)
Other comprehensive income (loss) before reclassification	(1,553)	(2,476)	—	246	(3,783)
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	92	1,258	168	—	1,518
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$(1,461)	$(1,218)	$168	$246	$(2,265)
Balance as of September 30, 2022	$(7,479)	$(6,300)	$(635)	$(644)	$(15,058)

15.    Commitments and contingencies
Bank guarantees
As of September 29, 2023 and June 30, 2023, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses totaling $2.0 million and $1.5 million, respectively, or Thai baht 73.2 million and 53.0 million, respectively. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in Israel to support the operations related to the Israeli Customs department.
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
As of September 29, 2023, the Company had purchase obligations and other commitments to third parties of $1.22 billion.
Capital expenditures
As of September 29, 2023, the Company had total capital expenditure commitments to third parties of $12.3 million.
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

16.    Business segments and geographic information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is Fabrinet’s Chief Executive Officer. As of September 29, 2023, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
For the Company’s revenues by geographic region, see “Revenue by Geographic Area and End Market” in Note 3.
The following table presents long-lived assets by the country in which they are based:

(in thousands)	September 29, 2023	June 30, 2023
Long-Lived Assets:
Thailand	$261,117	$264,382
U.S.	25,538	25,267
China	16,531	17,407
Israel	2,998	2,796
Others	481	498
Total	$306,665	$310,350
Significant customers
The Company had three customers that each contributed to 10% or more of the Company's total trade accounts receivable as of September 29, 2023 and June 30, 2023.

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
•our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2024 will be in line with the portion of revenues attributable to such customers during the three months ended September 29, 2023;
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
•our plans to execute acquisitions;
•trends in the optical communications, automotive markets, and industrial lasers, including trends to outsource the production of components used in those markets;
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

Overview
We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products such as optical communication components, modules and sub-systems, automotive components, industrial lasers, medical devices and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and testing. We focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix.” We also have the capability to accommodate high-volume production. Based on our extensive experience and the positive feedback we have received from our customers, we believe we are a global leader in providing these services to the optical communications, automotive markets, and industrial lasers.
Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities such as optical communications, automotive, industrial lasers, and sensors. The products that we manufacture for our OEM customers include selective switching products; tunable transponders and transceivers; active optical cables; solid state, diode-pumped, gas and fiber lasers; and sensors. In many cases, we are the sole outsourced manufacturing partner used by our customers for the products that we manufacture for them.
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
We expect that disruptions in our supply chain and fluctuations in the availability of parts and materials will continue to have an adverse impact on our ability to generate revenue, despite strong demand from our customers. Furthermore, in some cases, our efforts to identify and secure alternative supply chain sources have resulted in our customers or their end customers requiring requalification and validation of components, a process that can often be lengthy and has negatively impacted the timing of our revenue. In addition, we expect the near-term inventory correction that our optical communications customers are experiencing to persist, which will have an adverse impact on our ability to generate revenue.
Revenues by Geography
We generate revenues from three geographic regions: North America, Asia-Pacific and others, and Europe. Revenues are attributed to a particular geographic area based on the bill-to-location of our customers, notwithstanding that the products may be shipped to a different geographic region. The substantial majority of our revenues are derived from our manufacturing facilities in Asia-Pacific.
The percentage of our revenues generated from a bill-to location outside of North America increased from 46.8% in the three months ended September 30, 2022 to 62.3% in the three months ended September 29, 2023, primarily because of the increase in sales to our customers outside of North America and decrease in sales to our customers in North America.
Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2024 will be in line with the portion of revenues attributable to such customers during the three months ended September 29, 2023.

The following table presents percentages of total revenues by geographic region:

	Three Months Ended
	September 29, 2023	September 30, 2022
North America	37.7%	53.2%
Asia-Pacific and others	54.2	37.9
Europe	8.1	8.9
	100.0%	100.0%
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
A second significant element of our cost of revenues is employee costs, including indirect employee costs related to design, configuration and optimization of manufacturing processes for our customers, quality testing, materials testing and other engineering services, and direct costs related to our manufacturing employees. Direct employee costs include employee salaries, insurance and benefits, merit-based bonuses, recruitment, training and retention. Historically, our employee costs have increased primarily due to increases in the number of employees necessary to support our growth and, to a lesser extent, costs to recruit, train and retain employees. Our cost of revenues is significantly impacted by salary levels in Thailand, the PRC and the United Kingdom, the fluctuation of the Thai baht, Chinese Renminbi ("RMB") and pound sterling ("GBP") against our functional currency, the U.S. dollar, and our ability to retain our employees. We expect our employee costs to increase as wages continue to increase in Thailand and the PRC. Wage increases may impact our ability to sustain our competitive advantage and may reduce our profit margin. We seek to mitigate these cost increases through improvements in employee productivity, employee retention and asset utilization.
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

Selling, General and Administrative Expenses
Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2024, we expect our SG&A expenses will increase compared with our fiscal year 2023 SG&A expenses, mainly due to an increase in employee costs, sales and marketing cost and investing in information technology hardware.
The compensation committee of our board of directors approved a fiscal year 2024 executive incentive plan with quantitative objectives based solely on achieving certain revenue targets and non-GAAP operating margin targets for fiscal year 2024. Bonuses under the fiscal year 2024 executive incentive plan are payable after the end of fiscal year 2024. In fiscal year 2023, the compensation committee approved a fiscal year 2023 executive incentive plan with quantitative objectives that were based solely on achieving certain revenue targets and non-GAAP operating margin targets for fiscal year 2023.
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
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of September 29, 2023			As of June 30, 2023
(in thousands, except percentages)	Foreign Currency	$	%	Foreign Currency	$	%
Assets
Thai baht	815,248	$22,299	65.4%	754,443	$21,198	60.9%
RMB	46,709	6,506	19.1	66,501	9,203	26.4
GBP	4,122	5,283	15.5	3,487	4,401	12.7
Total		$34,088	100.0%		$34,802	100.0%
Liabilities
Thai baht	3,181,857	$87,031	89.1%	2,956,730	$83,078	88.8%
RMB	76,503	10,655	10.9	74,652	10,331	11.0
GBP	23	28	0.0	114	144	0.2
Total		$97,714	100.0%		$93,553	100.0%

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy As of September 29, 2023, there was $145.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 30, 2023, there was $143.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable, and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued payroll, bonus and related expenses and other payables. As of September 29, 2023 and June 30, 2023, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash and trade accounts receivable. The GBP liabilities represent trade accounts payable and other payables. As of September 29, 2023 and June 30, 2023, we did not have any derivative contracts denominated in GBP.
For the three months ended September 29, 2023 and September 30, 2022, we recorded a gain of $0.3 million and loss of $0.2 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
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
As of September 29, 2023, the corporate income tax rates for our subsidiaries in the PRC, the U.S., the U.K. and Israel are 25%, 21%, 25% and 23%, respectively.
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
Our subsidiary in Israel generates losses since inception and management expected that such subsidiary would continue to have net operating losses in the foreseeable future; therefore, management believed it was more likely than not that all of the deferred tax assets of such subsidiary would not be utilized. Thus, a full valuation allowance of $2.1 million for the deferred tax assets was set up as of September 29, 2023.
Critical Accounting Policies and Use of Estimates
We prepare our unaudited condensed consolidated financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities on the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. We consider the policies discussed below to be critical to an understanding of our unaudited condensed consolidated financial statements, as their application places the most significant demands on our management’s judgment.
Our critical accounting policies are disclosed in our Annual Report on Form10-K for the fiscal year ended June 30, 2023. The adoption of new accounting policies and accounting standards are disclosed in Note 2 to the unaudited condensed consolidated financial statements. There were no changes to our accounting policies.

Results of Operations
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

(in thousands)	Three Months Ended
	September 29, 2023	September 30, 2022
Revenues	$685,477	$655,429
Cost of revenues	(601,073)	(572,673)
Gross profit	84,404	82,756
Selling, general and administrative expenses	(20,429)	(20,565)
Operating income	63,975	62,191
Interest income	5,898	1,559
Interest expense	(45)	(391)
Foreign exchange gain (loss), net	415	2,085
Other income (expense), net	(80)	(141)
Income before income taxes	70,163	65,303
Income tax expense	(5,074)	(688)
Net income	65,089	64,615
Other comprehensive income (loss), net of tax	613	(2,265)
Net comprehensive income	$65,702	$62,350
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of revenues for the periods indicated.

	Three Months Ended
	September 29, 2023	September 30, 2022
Revenues	100.0%	100.0%
Cost of revenues	(87.7)	(87.4)
Gross profit	12.3	12.6
Selling, general and administrative expenses	(3.0)	(3.1)
Operating income	9.3	9.5
Interest income	0.8	0.3
Interest expense	0.0	(0.1)
Foreign exchange gain (loss), net	0.1	0.3
Other income (expense), net	0.0	0.0
Income before income taxes	10.2	10.0
Income tax expense	(0.7)	(0.1)
Net income	9.5	9.9
Other comprehensive income (loss), net of tax	0.1	(0.4)
Net comprehensive income	9.6%	9.5%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended
(in thousands)	September 29, 2023	September 30, 2022
Optical communications	$533,257	$497,561
Automotive, lasers and other	152,220	157,868
Total	$685,477	$655,429
We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.
Comparison of Three Months Ended September 29, 2023 with Three Months Ended September 30, 2022
Revenues
Our revenues increased by $30.1 million, or 4.6%, to $685.5 million for the three months ended September 29, 2023 (a thirteen-week quarter), compared with $655.4 million for the three months ended September 30, 2022 (a fourteen-week quarter). This increase was primarily due to an increase in our key customers’ demand for optical communications products. Revenues from optical communications products, which represented $533.3 million, or 77.8%, of our revenues for the three months ended September 29, 2023, increased by $35.7 million, or 7.2%, compared to the same period in the prior fiscal year, mainly due to an increase in revenues from data communication products, primarily for artificial intelligence applications, offset by a decline in revenues from telecommunication products as inventory absorption within the telecommunication market continued during the three months ended September 29, 2023. Revenues from non-optical communications products, which represented $152.2 million, or 22.2%, of our revenues for the three months ended September 29, 2023, decreased by $5.6 million, or 3.6%, compared to the same period in the prior fiscal year, primarily due to a decline in revenues from industrial laser products and other non-optical communications products, partially offset by an increase in revenues from automotive products.
Cost of revenues
Our cost of revenues increased by $28.4 million, or 5.0%, to $601.1 million, or 87.7% of revenues, for the three months ended September 29, 2023, compared with $572.7 million, or 87.4% of revenues, for the three months ended September 30, 2022. The increase was in line with the increase in sales volume.
Gross profit
Our gross profit increased by $1.6 million, or 1.9%, to $84.4 million, or 12.3% of revenues, for the three months ended September 29, 2023, compared with $82.8 million, or 12.6% of revenues, for the three months ended September 30, 2022. The increase was primarily due to an increase in sales volume.
SG&A expenses
Our SG&A expenses decreased by $0.2 million, or 1.0%, to $20.4 million, or 3.0% of revenues, for the three months ended September 29, 2023, compared with $20.6 million, or 3.1% of revenues, for the three months ended September 30, 2022. The decrease was primarily due to (1) a decrease in executive benefits of $0.3 million and (2) a decrease in share-based compensation expenses of $0.2 million, offset by (1) an increase in sales and marketing expenses of $0.2 million and (2) an increase in insurance expenses of $0.1 million.
Operating income
Our operating income increased by $1.8 million, or 2.9%, to $64.0 million, or 9.3% of revenues, for the three months ended September 29, 2023, compared with $62.2 million, or 9.5% of revenues, for the three months ended September 30, 2022. The increase was primarily due to an increase in revenues.
Interest income
Our interest income increased by $4.3 million, or 268.8%, to $5.9 million, or 0.8% of revenues, for the three months ended September 29, 2023, compared with $1.6 million, or 0.3% of revenues, for the three months ended September 30, 2022. The increase was primarily due to a higher weighted average interest rate during the three months ended September 29, 2023 compared to the same period in the prior fiscal year.

Interest expense
Our interest expense decreased by $0.4 million for the three months ended September 29, 2023, compared with the three months ended September 30, 2022. The decrease was primarily due to a decrease in the amount of an outstanding long-term loan.
Foreign exchange gain (loss), net
We recorded foreign exchange gain, net of $0.4 million, or 0.1% of revenues, for the three months ended September 29, 2023, compared with foreign exchange gain, net of $2.1 million, or 0.3% of revenues for the three months ended September 30, 2022. The decrease in foreign exchange gain was mainly due to (1) lower unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $1.5 million, (2) realized loss from payment/receipt of $0.7 million, and (3) unrealized loss from revaluation of currencies other than Thai baht of $0.5 million, offset by (1) unrealized gain from mark-to-market forward contracts of $0.6 million, and (2) lower foreign exchange loss, totaling $0.4 million from our subsidiaries in the PRC and the U.K.
Income before income taxes
We recorded income before income taxes of $70.2 million for the three months ended September 29, 2023, compared with $65.3 million for the three months ended September 30, 2022.
Income tax expense
Our provision for income tax reflects effective tax rates of 7.2% and 1.1% for the three months ended September 29, 2023 and September 30, 2022, respectively. The increase was due to an increase in income subject to tax during the three months ended September 29, 2023 as compared to the three months ended September 30, 2022. In addition, a full valuation allowance of $2.1 million for deferred tax assets was set up during the three months ended September 29, 2023 due to management's belief that our subsidiary in Israel would continue to have losses in the foreseeable future such that the deferred tax assets of such subsidiary would not be utilized.
Net income
We recorded net income of $65.1 million, or 9.5% of revenues, for the three months ended September 29, 2023, compared with $64.6 million, or 9.9% of revenues, for the three months ended September 30, 2022.
Other comprehensive income (loss)
We recorded other comprehensive income of $0.6 million, or 0.1% of revenues, for the three months ended September 29, 2023, compared with other comprehensive loss of $2.3 million, or 0.4% of revenues, for the three months ended September 30, 2022. The change was mainly due to (1) unrealized gain from mark-to-market of available-for-sale debt securities of $2.4 million, and (2) lower unrealized loss from mark-to-market of forward contracts and interest rate swap agreement of $0.7 million, offset by (1) lower unrealized gain from foreign currency translation adjustment of $0.1 million, and (2) lower gain from retirement benefits plan of $0.1 million.
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operations. As of September 29, 2023 and September 30, 2022, we had cash, cash equivalents, and short-term investments of $670.8 million and $499.8 million, respectively, and outstanding debt of $9.1 million and $21.3 million, respectively.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents was 4.1% and 1.5% for the three months ended September 29, 2023 and September 30, 2022, respectively.
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
During the three months ended September 29, 2023, we repaid $3.0 million of the term loan under our 2019 Credit Facility Agreement. As a result, as of September 29, 2023, we had a long-term borrowing of $9.1 million under our 2019 Credit Facility Agreement (see Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further details). We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $362.4 million as of September 29, 2023.
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
The following table shows our cash flows for the periods indicated:

	Three Months Ended
(in thousands)	September 29, 2023	September 30, 2022
Net cash provided by operating activities	$145,049	$60,634
Net cash provided by (used in) investing activities	$(53,080)	$23,367
Net cash used in financing activities	$(15,194)	$(27,485)
Net increase in cash, cash equivalents and restricted cash	$76,775	$56,516
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. The increase in cash provided by operating activities during the three months ended September 29, 2023 as compared to the three months ended September 30, 2022 was primarily driven by efficient cash-favorable working capital changes.

Investing Activities
Investing cash flows consist primarily of investment purchases, sales, maturities, and disposals; and capital expenditures. Cash used in investing activities for the three months ended September 29, 2023 as compared to cash provided in investing activities for the three months ended September 30, 2022 was primarily due to an increase of investment purchases, offset by an increase in proceeds from maturities of short-term investments.

Financing Activities
Financing cash flows consist primarily of repayment of long-term debt, share repurchases, and withholding tax related to net share settlement of restricted share units. Cash used in financing activities was lower for the three months ended September 29, 2023 as compared to the three months ended September 30, 2022 primarily due to no share repurchases and a decrease in withholding tax related to net share settlement of restricted share units, and lower of the repayment of long-term borrowings due to one fewer installment from one fewer week in the first quarter of fiscal year 2024 compared to fiscal year 2023.
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents, restricted cash and short-term investments totaling $670.8 million and $550.5 million as of September 29, 2023 and June 30, 2023, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three months ended September 29, 2023 and September 30, 2022, our interest income would have decreased by approximately $0.1 million for both periods, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest-bearing liabilities. The interest-bearing liabilities are denominated in U.S. dollars. Until September 29, 2023, the interest expense was based on LIBOR, plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the three months ended September 29, 2023 and September 30, 2022, our interest expense would have increased by approximately de minimis and $0.1 million, respectively, assuming consistent borrowing levels. As a result of the phase-out of LIBOR, we amended the Term Loan Agreement to replace the interest rate reference from LIBOR to the SOFR effective from September 29, 2023 (see Note 10).
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. Beginning December 28, 2019, we designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded unrealized gain of $0.3 million and unrealized loss of $0.2 million for the three months ended September 29, 2023 and September 30, 2022, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $6.8 million and $6.0 million as of September 29, 2023 and June 30, 2023, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of September 29, 2023, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of September 29, 2023 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale and held-to-maturity securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our revenues. During the three months ended September 29, 2023 and September 30, 2022, we had four customers and three customers, respectively, that each contributed 10% or more of our revenues. Such customers together accounted for 61.5% and 46.0% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
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
Revenues from optical communications products represented 77.8% and 75.9% of our revenues for the three months ended September 29, 2023 and September 30, 2022, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or the economy in certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
•the cyclicality of the optical communications, automotive, industrial lasers, medical and sensors markets;
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
Some of our customers and suppliers have in the past and may in the future experience financial difficulty, particularly in light of adverse conditions in the credit markets that have affected access to capital and liquidity. In addition, the failures of Silicon Valley Bank and Signature Bank in March 2023 created significant market disruption and uncertainty within the U.S. banking sector, in particular with respect to regional banks. During challenging economic times, our customers may face difficulties in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. If our suppliers experience financial difficulty, we could have trouble sourcing materials necessary to fulfill production requirements and meet scheduled shipments. Any such financial difficulty could adversely affect our operating results and financial condition by resulting in a reduction in our revenues, a charge for inventory write-offs, a provision for doubtful accounts, and larger working capital requirements due to increased days in inventory and days in accounts receivable.
We purchase some of the critical materials used in certain of our products from a single source or a limited number of suppliers. Supply shortages have in the past, and could in the future, impair the quality, reduce the availability or increase the cost of materials, which could harm our revenues, profitability and customer relations.
We rely on a single source or a limited number of suppliers for critical materials used in a significant number of the products we manufacture. We generally purchase these single or limited source materials through standard purchase orders and do not maintain long-term supply agreements with our suppliers. We generally use a rolling 12-month forecast based on anticipated product orders, customer forecasts, product order history, backlog, and warranty and service demand to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields, and the availability of raw materials used to produce the parts or components. Historically, we have experienced supply shortages resulting from various causes, including reduced yields by our suppliers, which prevented us from manufacturing products for our customers in a timely manner. The semiconductor supply chain is complex, and, in recent years, there has been a significant global shortage of semiconductors. Demand for consumer electronics surged during the COVID-19 pandemic and remains strong, which in turn has increased the demand for semiconductors. At the same time, wafer foundries that support chipmakers have not invested enough in recent years to increase capacities to the levels needed to support the increased demand from all of their customers. Further exacerbating the shortage is the long production lead-time for wafers, which can be as long as 30 weeks in some cases. A shortage of semiconductors or other key components can cause a significant disruption to our production schedule and have a substantial adverse effect on our business, financial condition and operating results.
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. As of September 29, 2023, the U.S. dollar had appreciated approximately 9.1% against the Thai baht since September 24, 2021. While we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of September 29, 2023, the U.S. dollar had appreciated approximately 12.8% against the RMB since September 24, 2021. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of September 29, 2023, the U.S. dollar had appreciated approximately 11.5% against the GBP since September 24, 2021. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.

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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 62.3% and 46.8% of our revenues for the three months ended September 29, 2023 and September 30, 2022, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of risks and challenges, including:
•compliance with a variety of domestic and foreign laws and regulations, including trade regulatory requirements;
•periodic changes in a specific country or region’s economic conditions, such as recession;
•unanticipated restrictions on our ability to sell to foreign customers where sales of products and the provision of services may require export licenses or are prohibited by government action (for example, the U.S. Department of Commerce has prohibited the export and sale of a broad category of U.S. products, as well as the provision of services, to ZTE Corporation and to Huawei, both of which are customers of certain of our customers);
•fluctuations in currency exchange rates;
•inadequate protection of intellectual property rights in some countries; and
•political, legal and economic instability, foreign armed conflicts (such as the Israel-Hamas war and the Russia-Ukraine war), and the impact of regional and global infectious illnesses in the countries in which we and our customers and suppliers are located.
Our failure to manage the risks and challenges associated with our international operations could have a material adverse effect on our business.
We are subject to governmental export and import controls in several jurisdictions that subject us to a variety of risks, including liability, impairment of our ability to compete in international markets, and decreased sales and customer orders.
We are subject to governmental export and import controls in Thailand, the PRC, Israel and the United States that may limit our business opportunities. Various countries regulate the import of certain technologies and have enacted laws or taken actions that could limit (1) our ability to export or sell the products we manufacture and (2) our customers’ ability to export or sell products that we manufacture for them. The export of certain technologies from the United States, the United Kingdom and other nations to the PRC is barred by applicable export controls, and similar prohibitions could be extended to Thailand, thereby limiting our ability to manufacture certain products. Any change in export or import regulations or related legislation, shift in approach to the enforcement of existing regulations, or change in the countries, persons or technologies targeted by such regulations could limit our ability to offer our manufacturing services to existing or potential customers, which could harm our business, financial condition and operating results.
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
In addition, increased international political instability, the threat or occurrence of terrorist attacks, conflicts in the Middle East, Asia and Europe (including the Israel-Hamas war and the Russia-Ukraine war), strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.
Financial Risks
Unfavorable worldwide economic conditions (including inflation and supply chain disruptions) may negatively affect our business, financial condition and operating results.
The current volatility and adverse conditions in the capital and credit markets have negatively affected levels of business and consumer spending, heightening concerns about the likelihood of a global recession and potential default of various national bonds and debt backed by individual countries. Such developments, as well as the policies impacting these, could adversely affect our financial results. In particular, the economic disruption caused by COVID-19 has led to reduced demand in some of our customers’ optical communications product portfolios and significant volatility in global stock markets and currency exchange rates. Uncertainty about worldwide economic conditions poses a risk as businesses may further reduce or postpone spending in response to reduced budgets, tight credit, negative financial news and declines in income or asset values, which could adversely affect our business, financial condition and operating results and increase the volatility of our share price. In addition, our ability to access capital markets may be restricted, which could have an impact on our ability to react to changing economic and business conditions and could also adversely affect our business, financial condition and operating results.
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of September 29, 2023 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 29, 2023, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of September 29, 2023, our U.S. federal and state tax returns remain open to examination for the tax years 2018 through 2021. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2016 through 2022. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.
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
Several governments are considering tax reform proposals that, if enacted, could increase our tax expense. The Organization for Economic Co-operation and Development (OECD) announced that it has reached agreement among its member countries to implement Pillar Two rules, a global minimum tax at 15% for certain multinational enterprises. Some countries have issued laws and regulations to conform to this regime. More countries are expected to follow. We will continue to monitor legislative and regulatory developments to assess the impact on our business, financial condition and operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended September 29, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
July 1, 2023 – July 28, 2023	—	$—	—	$52,434,440
July 29, 2023 – August 25, 2023	—	$—	—	$100,000,000
August 26, 2023 – September 29, 2023	—	$—	—	$100,000,000
Total	—		—

(1) On August 18, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. In February 2018, May 2019, August 2020, August 2022, and August 2023, we announced that our board of directors approved increases of $30.0 million, $50.0 million, $58.5 million, $78.7 million, and $47.6 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $294.8 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. During the three months ended September 29, 2023, repurchases under our share repurchase program were made in accordance with Rule 10b-18, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1. During the three months ended September 29, 2023, there was no shares repurchases. As of September 29, 2023, we had a remaining authorization to repurchase up to $100.0 million worth of our ordinary shares.

ITEMS 3 and 4 are not applicable and have been omitted.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.
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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2023.

FABRINET

By:	/s/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)