Form 10-Q
period 2023-12-29
Fabrinet
filed 2024-02-06
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 26, 2024, the registrant had 36,308,431 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM 10-Q
QUARTER ENDED DECEMBER 29, 2023

Page No.
RISK FACTORS SUMMARY	3
PART I. FINANCIAL INFORMATION	5

Item 1. Financial Statements	5

Condensed Consolidated Balance Sheets as of December 29, 2023 and June 30, 2023 (unaudited)	5

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 29, 2023 and December 30, 2022 (unaudited)	6

Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended December 29, 2023 and December 30, 2022 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the six months ended December 29, 2023 and December 30, 2022 (unaudited)	9

Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION	43

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 5. Other Information	60

Item 6. Exhibits	60

Signature	61

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	December 29, 2023	June 30, 2023
Assets
Current assets
Cash and cash equivalents	$334,053	$231,368
Short-term investments	406,540	319,100
Trade accounts receivable, net of allowance for expected credit losses of $2,741 and $965, respectively	584,614	531,767
Inventories	414,758	519,576
Prepaid expenses	5,952	7,849
Other current assets	60,446	42,880
Total current assets	1,806,363	1,652,540
Non-current assets
Property, plant and equipment, net	306,019	310,350
Intangibles, net	2,549	2,394
Operating right-of-use assets	5,767	1,634
Deferred tax assets	11,804	12,095
Other non-current assets	636	635
Total non-current assets	326,775	327,108
Total Assets	$2,133,138	$1,979,648
Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$6,078	$12,156
Trade accounts payable	376,556	381,129
Fixed assets payable	12,983	13,526
Operating lease liabilities, current portion	1,425	1,201
Income tax payable	7,581	6,024
Accrued payroll, bonus and related expenses	20,174	23,748
Accrued expenses	16,119	20,447
Other payables	45,861	23,654
Total current liabilities	486,777	481,885
Non-current liabilities
Deferred tax liability	4,546	4,799
Operating lease liability, non-current portion	3,956	66
Severance liabilities	24,505	22,159
Other non-current liabilities	1,972	2,081
Total non-current liabilities	34,979	29,105
Total Liabilities	521,756	510,990
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of December 29, 2023 and June 30, 2023)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,435,354 shares and 39,284,176 shares issued as of December 29, 2023 and June 30, 2023, respectively; and 36,296,621 shares and 36,183,682 shares outstanding as of December 29, 2023 and June 30, 2023, respectively)	394	393
Additional paid-in capital	209,208	206,624
Less: Treasury shares (3,138,733 shares and 3,100,494 shares as of December 29, 2023 and June 30, 2023, respectively)	(201,205)	(194,833)
Accumulated other comprehensive income (loss)	4,197	(8,115)
Retained earnings	1,598,788	1,464,589
Total Shareholders’ Equity	1,611,382	1,468,658
Total Liabilities and Shareholders’ Equity	$2,133,138	$1,979,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(in thousands of U.S. dollars, except per share data)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Revenues	$712,694	$668,656	$1,398,171	$1,324,085
Cost of revenues	(624,364)	(583,441)	(1,225,437)	(1,156,114)
Gross profit	88,330	85,215	172,734	167,971
Selling, general and administrative expenses	(19,316)	(18,930)	(39,745)	(39,495)
Operating income	69,014	66,285	132,989	128,476
Interest income	7,748	2,334	13,646	3,893
Interest expense	(36)	(389)	(81)	(780)
Foreign exchange gain (loss), net	(3,788)	(3,904)	(3,373)	(1,819)
Other income (expense), net	(35)	(68)	(115)	(209)
Income before income taxes	72,903	64,258	143,066	129,561
Income tax expense	(3,793)	(1,101)	(8,867)	(1,789)
Net income	69,110	63,157	134,199	127,772
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	2,946	1,183	3,894	(278)
Change in net unrealized gain (loss) on derivative instruments	8,951	11,188	8,390	9,970
Change in net retirement benefits plan – prior service cost	8	57	134	225
Change in foreign currency translation adjustment	(206)	(84)	(106)	162
Total other comprehensive income (loss), net of tax	11,699	12,344	12,312	10,079
Net comprehensive income	$80,809	$75,501	$146,511	$137,851
Earnings per share
Basic	$1.90	$1.73	$3.70	$3.50
Diluted	$1.89	$1.71	$3.67	$3.47
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	36,328	36,589	36,292	36,558
Diluted	36,639	36,939	36,560	36,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended December 29, 2023

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at September 29, 2023	39,430,970	$394	$202,432	$(194,833)	$(7,502)	$1,529,678	$1,530,169
Net income	—	—	—	—	—	69,110	69,110
Other comprehensive income (loss)	—	—	—	—	11,699	—	11,699
Share-based compensation	—	—	6,981	—	—	—	6,981
Issuance of ordinary shares	4,384	—	—	—	—	—	—
Repurchase of 38,239 shares held as treasury shares	—	—		(6,372)	—	—	(6,372)
Tax withholdings related to net share settlement of restricted share units	—	—	(205)	—	—	—	(205)
Balances at December 29, 2023	39,435,354	$394	$209,208	$(201,205)	$4,197	$1,598,788	$1,611,382

For the Six Months Ended December 29, 2023

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 30, 2023	39,284,176	$393	$206,624	$(194,833)	$(8,115)	$1,464,589	$1,468,658
Net income	—	—	—	—	—	134,199	134,199
Other comprehensive income (loss)	—	—	—	—	12,312	—	12,312
Share-based compensation	—	—	14,937	—	—	—	14,937
Issuance of ordinary shares	151,178	1	(1)	—	—	—	—
Repurchase of 38,239 shares held as treasury shares	—	—	—	(6,372)	—	—	(6,372)
Tax withholdings related to net share settlement of restricted share units	—	—	(12,352)	—	—	—	(12,352)
Balances at December 29, 2023	39,435,354	$394	$209,208	$(201,205)	$4,197	$1,598,788	$1,611,382

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended December 30, 2022

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at September 30, 2022	39,245,547	$392	$187,899	$(152,158)	$(15,058)	$1,281,291	$1,302,366
Net income	—	—	—	—	—	63,157	63,157
Other comprehensive income (loss)	—	—	—	—	12,344	—	12,344
Share-based compensation	—	—	6,775	—	—	—	6,775
Issuance of ordinary shares	6,034	1	(1)	—	—	—	—
Repurchase of 1,648 shares held as treasury shares	—	—		(204)	—	—	(204)
Tax withholdings related to net share settlement of restricted share units	—	—	(307)	—	—	—	(307)
Balances at December 30, 2022	39,251,581	$393	$194,366	$(152,362)	$(2,714)	$1,344,448	$1,384,131

For the Six Months Ended December 30, 2022

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 24, 2022	39,048,700	$390	$196,667	$(147,258)	$(12,793)	$1,216,676	$1,253,682
Net income	—	—	—	—	—	127,772	127,772
Other comprehensive income (loss)	—	—	—	—	10,079	—	10,079
Share-based compensation	—	—	14,498	—	—	—	14,498
Issuance of ordinary shares	202,881	3	(3)	—	—	—	—
Repurchase of 48,625 shares held as treasury shares	—	—	—	(5,104)	—	—	(5,104)
Tax withholdings related to net share settlement of restricted share units	—	—	(16,796)	—	—	—	(16,796)
Balances at December 30, 2022	39,251,581	$393	$194,366	$(152,362)	$(2,714)	$1,344,448	$1,384,131

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(in thousands of U.S. dollars)	December 29, 2023	December 30, 2022
Cash flows from operating activities
Net income for the period	$134,199	$127,772
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,186	21,596
(Gain) loss on disposal and impairment of property, plant and equipment and intangibles	(111)	(337)
(Gain) loss from sales and maturities of available-for-sale securities	(1)	92
Amortization of discount (premium) of short-term investments	(1,397)	565
(Reversal of) allowance for expected credit losses	1,776	251
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	3,287	3,086
Amortization of fair value at hedge inception of interest rate swaps	(154)	(346)
Share-based compensation	14,714	14,498
Deferred income tax	1,117	(1,338)
Other non-cash expenses	90	(305)
Changes in operating assets and liabilities
Trade accounts receivable	(53,873)	(80,054)
Inventories	104,818	20,475
Other current assets and non-current assets	(16,360)	(11,837)
Trade accounts payable	(6,980)	(4,176)
Income tax payable	1,531	(577)
Severance liabilities	1,395	1,269
Other current liabilities and non-current liabilities	20,977	14,466
Net cash provided by operating activities	229,214	105,100
Cash flows from investing activities
Purchase of short-term investments	(164,971)	(74,482)
Proceeds from sales of short-term investments	10,000	30,000
Proceeds from maturities of short-term investments	72,824	46,925
Purchase of property, plant and equipment	(21,236)	(23,643)
Purchase of intangibles	(518)	(412)
Proceeds from disposal of property, plant and equipment	2,048	32
Net cash used in investing activities	(101,853)	(21,580)
Cash flows from financing activities
Repayment of long-term borrowings	(6,094)	(9,140)
Repayment of finance lease liability	—	(5)
Repurchase of ordinary shares	(6,372)	(5,104)
Withholding tax related to net share settlement of restricted share units	(12,352)	(16,796)
Net cash used in financing activities	(24,818)	(31,045)
Net increase (decrease) in cash, cash equivalents and restricted cash	$102,543	$52,475
Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at the beginning of period	$231,368	$198,365
Increase (decrease) in cash, cash equivalents and restricted cash	102,543	52,475
Effect of exchange rate on cash, cash equivalents and restricted cash	142	(11)
Cash, cash equivalents and restricted cash at the end of period	$334,053	$250,829
Non-cash investing and financing activities
Construction, software and equipment-related payables	$12,983	$18,920

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
2.    Accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of December 29, 2023 and for the three and six months ended December 29, 2023 and December 30, 2022 include normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or "GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 30, 2023.
The balance sheet as of June 30, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three and six months ended December 29, 2023 may not be indicative of results for the year ending June 28, 2024 or any future periods.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of total revenues and expenses during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for expected credit losses, income taxes, inventory obsolescence, goodwill and valuation of intangible assets related to business acquisitions, among others. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that the Company's estimates or assumptions prove to be different from actual results, adjustments will be made in subsequent periods to reflect more current information.

Fiscal years
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended December 29, 2023 and December 30, 2022 consisted of 13 weeks. The six months ended December 29, 2023 and December 30, 2022 consisted of 26 and 27 weeks, respectively. Fiscal year 2024 will comprise 52 weeks and will end on June 28, 2024.
Adoption of New Accounting Standards
No new accounting standard was adopted during the first half of fiscal year 2024.
New Accounting Standards—not yet adopted by the Company
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU will be effective for the Company in the first quarter of fiscal year 2025. The Company is currently assessing the impact to its disclosures.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures,” which requires more detailed income tax disclosures. This ASU requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. This ASU is effective for all entities for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will be effective for the Company in the first quarter of fiscal year 2026. The Company is currently assessing the impact to its disclosures.

3.    Revenues from contracts with customers
Revenue by Geographic Area and End Market
Revenues are attributed to a particular geographic area based on the bill-to-location of the Company’s customers. The Company operates in three geographic regions: North America; Asia-Pacific and others; and Europe.
The following table presents total revenues by geographic region:

(in thousands, except percentages)	Three Months Ended December 29, 2023	As a % of Total Revenues	Six Months Ended December 29, 2023	As a % of Total Revenues
North America
U.S.	$238,288		$493,147
Others (1)	3,331		6,791
Total revenue in North America	241,619	33.9%	499,938	35.8%
Asia-Pacific and others
Israel (2)	267,038		477,714
India	75,033		145,810
Malaysia	36,626		69,945
China	21,262		41,522
Hong Kong	12,150		27,938
Thailand	10,403		23,430
Japan	5,826		12,636
Others	1,570		2,735
Total revenue in Asia-Pacific and others	429,908	60.3%	801,730	57.3%
Europe
U.K.	18,870		48,644
Germany	10,395		23,175
Others	11,902		24,684
Total revenue in Europe	$41,167	5.8%	$96,503	6.9%
Total revenue	$712,694	100.0%	$1,398,171	100.0%

(in thousands, except percentages)	Three Months Ended December 30, 2022	As a % of Total Revenues	Six Months Ended December 30, 2022	As a % of Total Revenues
North America
U.S.	$319,918		$664,998
Others (1)	4,033		7,657
Total revenue in North America	323,951	48.5%	672,655	50.8%
Asia-Pacific and others
India	82,178		162,211
Israel	59,893		97,170
Malaysia	50,390		99,714
Hong Kong	39,723		72,195
China	26,480		49,544
Thailand	16,098		28,714
Japan	11,737		22,085
Others	1,901		5,061
Total revenue in Asia-Pacific and others	288,400	43.1%	536,694	40.5%
Europe
U.K.	30,316		63,148
Germany	13,129		26,443
Others	12,860		25,145
Total revenue in Europe	$56,305	8.4%	$114,736	8.7%
Total revenue	$668,656	100.0%	$1,324,085	100.0%
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each year presented is $0.
(2)Due to increase in revenue from a significant customer.
The following table presents revenues by end market:

(in thousands, except percentages)	Three Months Ended December 29, 2023	As a % of Total Revenues	Six Months Ended December 29, 2023	As a % of Total Revenues
Optical communications	$567,934	79.7%	$1,101,191	78.8%
Automotive, lasers and other	144,760	20.3%	296,980	21.2%
Total	$712,694	100.0%	$1,398,171	100.0%

(in thousands, except percentages)	Three Months Ended December 30, 2022	As a % of Total Revenues	Six Months Ended December 30, 2022	As a % of Total Revenues
Optical communications	$506,056	75.7%	$1,003,617	75.8%
Automotive, lasers and other	162,600	24.3%	320,468	24.2%
Total	$668,656	100.0%	$1,324,085	100.0%

Contract Assets and Liabilities
A contract asset is recognized when the Company has recognized revenues, but has not yet issued an invoice to its customer for payment. Contract assets are recognized in the unaudited condensed consolidated balance sheets under other current assets and transferred to accounts receivable when rights to payment become unconditional.
As of December 29, 2023 and June 30, 2023, the Company's contract assets are de minimis.
A contract liability is recognized when the Company has advance payment arrangements with customers. Contract liabilities are recognized in the unaudited condensed consolidated balance sheets under other payables. The contract liabilities balance is normally recognized as revenue within six months.
The following tables summarize the activity in the Company’s contract liabilities during the six months ended December 29, 2023:

(in thousands)	Contract Liabilities
Beginning balance, June 30, 2023	$3,036
Advance payments received during the period	7,610
Revenue recognized	(4,325)
Ending balance, December 29, 2023	$6,321

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
Earnings per ordinary share was calculated as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Net income attributable to shareholders	$69,110	$63,157	$134,199	$127,772
Weighted-average number of ordinary shares outstanding	36,328	36,589	36,292	36,558
Incremental shares arising from the assumed vesting of restricted share units and performance share units	311	350	268	290
Weighted-average number of ordinary shares for diluted earnings per ordinary share	36,639	36,939	36,560	36,848
Basic earnings per ordinary share	$1.90	$1.73	$3.70	$3.50
Diluted earnings per ordinary share	$1.89	$1.71	$3.67	$3.47

5.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments are as follows:

			Fair Value
(in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of December 29, 2023
Cash	$332,881	$—	$332,881	$—	$—
Cash equivalents	1,172	—	1,172	—	—
Liquidity funds	31,736	—	—	—	31,736
Certificates of deposit and time deposits	134,777	1,519	—	136,296	—
Corporate debt securities	122,554	(1,158)	—	121,396	—
U.S. agency and U.S. treasury securities	116,856	256	—	117,112	—
Total	$739,976	$617	$334,053	$374,804	$31,736
As of June 30, 2023
Cash	$230,967	$—	$230,967	$—	$—
Cash equivalents	401	—	401	—	—
Liquidity funds	41,104	—	—	—	41,104
Certificates of deposit and time deposits	64,278	329	—	64,607	—
Corporate debt securities	161,453	(3,375)	—	158,078	—
U.S. agency and U.S. treasury securities	55,542	(231)	—	55,311	—
Total	$553,745	$(3,277)	$231,368	$277,996	$41,104
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
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale securities based on stated effective maturities as of December 29, 2023 and June 30, 2023:

	December 29, 2023		June 30, 2023
(in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$200,139	$201,672	$172,992	$173,137
Due between one to five years	205,784	204,868	149,385	145,963
Total	$405,923	$406,540	$322,377	$319,100

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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of December 29, 2023
Assets
Cash equivalents	$—	$1,172		$—	$1,172
Liquidity funds	—	31,736		—	31,736
Certificates of deposit and time deposits	—	136,296		—	136,296
Corporate debt securities	—	121,396		—	121,396
U.S. agency and U.S. treasury securities	—	117,112		—	117,112
Derivative assets – current portion	—	4,391	(1)	—	4,391
Total	$—	$412,103		$—	$412,103
Liabilities
Derivative liabilities – current portion	$—	$(1)		$—	$(1)
Total	$—	$(1)	(2)	$—	$(1)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 30, 2023
Assets
Cash equivalents	$—	$401		$—	$401
Liquidity funds	—	41,104		—	41,104
Certificates of deposit and time deposits	—	64,607		—	64,607
Corporate debt securities	—	158,078		—	158,078
U.S. agency and U.S. treasury securities	—	55,311		—	55,311
Derivative assets – current portion	—	221	(3)	—	221
Total	$—	$319,722		$—	$319,722
Liabilities
Derivative liabilities – current portion	$—	$(5,236)		$—	$(5,236)
Total	$—	$(5,236)	(4)	$—	$(5,236)
(1)Foreign currency forward contracts with an aggregate notional amount of $125.0 million and 0.3 million Canadian dollars and an interest rate swap agreement with a notional amount of $60.9 million.
(2)Foreign currency forward contracts with an aggregate notional amount of $1.0 million.
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
As of December 29, 2023, the Company had 126 outstanding U.S. dollar foreign currency forward contracts against Thai baht, with an aggregate notional amount of $126.0 million and maturity dates ranging from January 2024 through July 2024 and one outstanding Canadian dollar foreign currency forward contract with a notional amount of 0.3 million Canadian dollars and a maturity date in March 2024.
As of June 30, 2023, the Company had 143 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $143.0 million and maturity dates ranging from July 2023 through January 2024, and one outstanding Canadian dollar foreign currency forward contract with a notional amount of 0.2 million Canadian dollars and a maturity date in September 2023.
As of December 29, 2023, the hedging relationship over foreign currency forward contracts designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of December 29, 2023, the amount in accumulated other comprehensive income (“AOCI”) expected to be reclassified into earnings within 12 months was a gain of $3.9 million.
As of June 30, 2023, the hedging relationship over foreign currency forward contracts designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. As of June 30, 2023, the amount in AOCI expected to be reclassified into earnings within 12 months was a loss of $4.0 million.
During the three and six months ended December 29, 2023, the Company included an unrealized gain of $2.6 million and $2.9 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
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
Interest Rate Swap Agreements
The Company has entered into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of December 29, 2023 and June 30, 2023, the Company had one outstanding interest rate swap agreement with a notional amount of $60.9 million.
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
On September 27, 2019, the Company designated these two interest rate swaps as a cash flow hedge for the Company’s term loan under the credit facility agreement with Bank of Ayudhya Public Company Limited. The combination of these two interest rate swaps qualified for hedge accounting because the hedges were highly effective, and the Company had designated and documented contemporaneously the hedging relationships involving these interest rate swaps, one of which matured in June 2023. While the Company intends to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. From September 27, 2019, any gains or losses related to these interest rate swaps are recorded in AOCI in the unaudited condensed consolidated balance sheets. The Company reclassifies a portion of the gains or losses from AOCI into earnings at each reporting period based on either the accrued interest amount or the interest payment.
As of December 29, 2023, the amount in AOCI that is expected to be reclassified into earnings within 12 months was a gain of $0.1 million.
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

The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended		Six Months Ended
(in thousands)	Financial statements line item	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income	$11,119	$14,754	$9,554	$11,762
Interest rate swaps	Other comprehensive income	(75)	310	(153)	826
Total derivatives gain (loss) recognized in other comprehensive income (loss)		$11,044	$15,064	$9,401	$12,588
Derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings:
Foreign currency forward contracts	Cost of revenues	$4,783	$5,534	$8,455	$9,328
Foreign currency forward contracts	SG&A	199	230	354	390
Foreign currency forward contracts	Foreign exchange loss, net	(7,205)	(9,485)	(10,420)	(11,990)
Interest rate swaps	Interest expense	(65)	(155)	(154)	(346)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings		$(2,288)	$(3,876)	$(1,765)	$(2,618)
Change in net unrealized gain (loss) on derivatives instruments		$8,756	$11,188	$7,636	$9,970
Fair Value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	December 29, 2023		June 30, 2023
(in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$328	$(1)	$2	$(1,256)
Derivatives designated as hedging instruments
Foreign currency forward contracts	4,001	—	4	(3,980)
Interest rate swaps	62	—	215	—
Derivatives, gross balances	$4,391	$(1)	$221	$(5,236)
The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets, Other non-current assets
Fair Value of Derivative Liabilities	Accrued expenses, Other non-current liabilities

7.    Inventories

(in thousands)	As of December 29, 2023	As of June 30, 2023
Raw materials	$87,803	$157,379
Work in progress	249,874	305,627
Finished goods	48,879	28,608
Goods in transit	28,202	27,962
Total inventories	$414,758	$519,576

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
Operating leases
As of December 29, 2023, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
2024 (remaining six months)	$994
2025	1,190
2026	1,118
2027	1,143
2028	1,143
Thereafter	287
Total undiscounted lease payments	5,875
Less imputed interest	(494)
Total present value of lease liabilities	$5,381	(1)
(1)Includes current portion of operating lease liabilities of $1.4 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term.
Rental expense for long-term leases for the three and six months ended December 29, 2023 was $0.5 million and $1.1 million, respectively, and for the three and six months ended December 30, 2022 was $0.6 million and $1.2 million, respectively.
Rental expense for short-term leases for the three and six months ended December 29, 2023 was $0.3 million and $0.7 million, respectively, and for the three and six months ended December 30, 2022 was de minimis.
The following summarizes additional information related to the Company’s operating leases:

	As of December 29, 2023	As of June 30, 2023
Weighted-average remaining lease term (in years)	4.4	1.2
Weighted-average discount rate	4.0%	3.4%
The following table presents supplemental disclosure for the unaudited condensed consolidated statements of cash flows related to operating and finance leases for the three and six months ended December 29, 2023 and December 30, 2022:

	Three Months Ended		Six Months Ended
(in thousands)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$785	$661	$1,744	$1,302
Financing cash flows from finance leases	$—	$3	$—	$5
ROU assets obtained in exchange for lease liabilities	$118	$69	$5,054	$69
9.    Intangibles
The following tables present details of the Company’s intangibles:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of December 29, 2023
Software	$11,165	$(8,616)	$2,549

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of June 30, 2023
Software	$10,533	$(8,139)	$2,394
The Company recorded amortization expense relating to intangibles of $0.3 million and $0.4 million for the three months ended December 29, 2023 and December 30, 2022, respectively, and $0.6 million and $0.8 million for the six months ended December 29, 2023 and December 30, 2022, respectively.
The weighted-average remaining life of software and customer relationships was:

(years)	As of December 29, 2023	As of June 30, 2023
Software	2.4	3.1
Based on the carrying amount of intangibles as of December 29, 2023, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(in thousands)
2024 (remaining six months)	$496
2025	831
2026	586
2027	391
2028	219
Thereafter	26
Total	$2,549

10.    Borrowings
The Company’s total borrowings, including current and non-current portions of long-term borrowings, consisted of the following:

(in thousands)
Rate	Conditions	Maturity	As of December 29, 2023	As of June 30, 2023
Long-term borrowings, current portion, net:
Term loan borrowings:
3-month LIBOR +1.35% per annum (1)	Repayable in quarterly installments	June 2024	$6,094	$12,188
Less: Unamortized debt issuance costs, current portion			(16)	(32)
Long-term borrowings, current portion, net			$6,078	$12,156
(1)The Company has entered into interest rate swaps that effectively fix a series of future interest payments on its term loans. Refer to Note 6.
The movements of long-term borrowings for the six months ended December 29, 2023 and December 30, 2022 were as follows:

	Six Months Ended
(in thousands)	December 29, 2023	December 30, 2022
Opening balance	$12,188	$27,421
Repayments during the period	(6,094)	(9,140)
Closing balance	$6,094	$18,281
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
The term loan accrues interest at 3-month LIBOR plus 1.35% and is repayable in quarterly installments of $3.0 million, commencing on September 30, 2019. On March 9, 2023, the Borrower and the Bank amended the Term Loan Agreement to replace the interest rate reference from LIBOR to the Secured Overnight Financing Rate ("SOFR") effective from September 29, 2023. The term loan will mature on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be borrowed again. During the three and six months ended December 29, 2023, the Company recorded $0.1 million and $0.2 million, respectively, of interest expense in connection with this term loan, including the impact from interest rate swaps.
Any borrowings under the 2019 Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, and restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt-to-equity ratio of less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. As of December 29, 2023, the Company was in compliance with all of its financial covenants under the Term Loan Agreement.
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
As of December 29, 2023, there was $6.1 million outstanding under the term loan.
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
As of December 29, 2023, there was no amount outstanding under the 2023 Credit Facility Agreement.
11.    Income taxes
As of December 29, 2023 and June 30, 2023, the liability for uncertain tax positions including accrued interest and penalties was $2.5 million and $1.5 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to decrease within the next 12 months following the closure of tax audit in certain jurisdictions for fiscal year 2019 and fiscal year 2020.
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
The effective tax rate for the Company for the three months ended December 29, 2023 and December 30, 2022 was 5.2% and 1.7%, respectively, of net income. The increase was due to an increase in income subject to tax during the three months ended December 29, 2023 as compared to the three months ended December 30, 2022. In addition, our subsidiary in the U.K. generated taxable income and was able to utilize loss carryforwards. Management determined that it was more likely than not that future taxable income would be sufficient to allow utilization of the deferred tax assets. Thus, a full valuation allowance of $1.6 million for the deferred tax assets was released during the three months ended December 30, 2022.

12.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three and six months ended December 29, 2023 and December 30, 2022 was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Share-based compensation expense by type of award:
Restricted share units	$4,088	$3,999	$8,967	$8,900
Performance share units	2,893	2,776	5,747	5,598
Total share-based compensation expense	6,981	6,775	14,714	14,498
Tax effect on share-based compensation expense	—	—	—	—
Net effect on share-based compensation expense	$6,981	$6,775	$14,714	$14,498
Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended		Six Months Ended
(in thousands)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Cost of revenue	$1,701	$1,660	$3,866	$3,576
Selling, general and administrative expense	5,280	5,115	10,848	10,922
Total share-based compensation expense	$6,981	$6,775	$14,714	$14,498
The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and six months ended December 29, 2023 and December 30, 2022.
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
The 2020 Plan, 2010 Plan and 2017 Inducement Plan are collectively referred to as the “Equity Incentive Plans.”
The following table summarizes the number of equity awards outstanding and ordinary shares available for grant under each of the Equity Incentive Plans as of December 29, 2023:

(share units)	Restricted Share Units outstanding	Performance Share Units outstanding	Ordinary Shares available for future grant
2020 Plan	327,764	171,078	1,758,843
2017 Inducement Plan	—	—	111,347
Total	327,764	171,078	1,870,190

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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2023	368,765	$97.49
Granted	114,159	$160.54
Vested	(145,067)	$86.07
Forfeited	(10,093)	$120.71
Balance as of December 29, 2023	327,764	$123.79

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2022	459,626	$75.14
Granted	148,830	$119.14
Vested	(189,375)	$64.23
Forfeited	(15,028)	$89.86
Balance as of December 30, 2022	404,053	$95.91
The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2023	204,016	$108.81
Granted	73,936	$158.91
Vested	(106,874)	$101.05
Forfeited	—	$—
Balance as of December 29, 2023	171,078	$135.31

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2022	285,882	$81.64
Granted	97,142	$117.35
Vested	(179,008)	70.05
Forfeited	—	$—
Balance as of December 30, 2022	204,016	$108.81

As of December 29, 2023, there was $19.6 million and $12.6 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.7 and 1.3 years, respectively.
For the six months ended December 29, 2023 and December 30, 2022, the Company withheld an aggregate of 100,763 shares and 165,502 shares, respectively, upon the vesting of restricted share units and performance shares units, based upon the closing share price on the vesting date to settle employee tax withholding obligations. For the six months ended December 29, 2023 and December 30, 2022, the Company then remitted cash of $12.4 million and $16.8 million, respectively, to the appropriate taxing authorities and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.
13.    Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three and six months ended December 29, 2023, Fabrinet issued 4,384 and 151,178 ordinary shares, respectively, upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
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
During the six months ended December 29, 2023, 38,239 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $166.61, for an aggregate purchase price of $6.4 million. As of December 29, 2023, the Company had a remaining authorization to repurchase up to $93.6 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

14.    Accumulated other comprehensive income (loss)
The changes in AOCI for the six months ended December 29, 2023 and December 30, 2022 were as follows:

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 30, 2023	$(3,279)	$(3,541)	$(330)	$(965)	$(8,115)
Other comprehensive income (loss) before reclassification	3,893	9,401	—	(106)	13,188
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	1	(1,765)	158	—	(1,606)
Tax effects	—	754	(24)	—	730
Other comprehensive income (loss)	$3,894	$8,390	$134	$(106)	$12,312
Balance as of December 29, 2023	$615	$4,849	$(196)	$(1,071)	$4,197

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 24, 2022	$(6,018)	$(5,082)	$(803)	$(890)	$(12,793)
Other comprehensive income (loss) before reclassification	(371)	12,588	—	162	12,379
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	93	(2,618)	225	—	(2,300)
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$(278)	$9,970	$225	$162	$10,079
Balance as of December 30, 2022	$(6,296)	$4,888	$(578)	$(728)	$(2,714)

15.    Commitments and contingencies
Bank guarantees
As of December 29, 2023 and June 30, 2023, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses totaling $2.1 million and $1.5 million, respectively, or Thai baht 73.2 million and 53.0 million, respectively. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in Israel to support the subsidiary's operations related to the Israeli Customs department.
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
As of December 29, 2023, the Company had purchase obligations and other commitments to third parties of $1.00 billion.
Capital expenditures
As of December 29, 2023, the Company had total capital expenditure commitments to third parties of $13.1 million.
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

16.    Business segments and geographic information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is Fabrinet’s Chief Executive Officer. As of December 29, 2023, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
For the Company’s revenues by geographic region, see “Revenue by Geographic Area and End Market” in Note 3.
The following table presents long-lived assets by the country in which they are based:

(in thousands)	December 29, 2023	June 30, 2023
Long-Lived Assets:
Thailand	$260,005	$264,382
U.S.	27,115	25,267
China	15,798	17,407
Israel	2,638	2,796
Others	463	498
Total	$306,019	$310,350
Significant customers
The Company had two and three customers that each contributed to 10% or more of the Company's total trade accounts receivable as of December 29, 2023 and June 30, 2023, respectively.

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
•our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2024 will be in line with the portion of revenues attributable to such customers during the six months ended December 29, 2023;
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
•our plans to execute acquisitions;
•trends in the optical communications, automotive, and industrial lasers markets, including trends to outsource the production of components used in those markets;
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

Overview
We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products, such as optical communication components, modules and sub-systems, automotive components, industrial lasers, medical devices and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly, and testing. We focus primarily on low-volume production of a wide variety of high complexity products, which we refer to as “low-volume, high-mix.” We also have the capability to accommodate high-volume production. Based on our extensive experience and the positive feedback we have received from our customers, we believe we are a global leader in providing these services to the optical communications, automotive, and industrial lasers markets.
Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities such as optical communications, automotive, industrial lasers, and sensors. The products that we manufacture for our OEM customers include selective switching products; tunable lasers, transponders and transceivers; active optical cables; solid state, diode-pumped, gas and fiber lasers; and sensors. In many cases, we are the sole outsourced manufacturing partner used by our customers for the products that we manufacture for them.
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
Revenues by Geography
We generate revenues from three geographic regions: North America, Asia-Pacific and others, and Europe. Revenues are attributed to a particular geographic area based on the bill-to location of our customers, notwithstanding that the products may be shipped to a different geographic region. The substantial majority of our revenues are derived from our manufacturing facilities in Asia-Pacific.
The percentage of our revenues generated from a bill-to location outside of North America increased from 51.5% in the three months ended December 30, 2022 to 66.1% in the three months ended December 29, 2023, primarily because of an increase in revenue from a customer in Israel and a decrease in sales to our customers in North America.
The percentage of our revenues generated from a bill-to location outside of North America increased from 49.2% in the six months ended December 30, 2022 to 64.2% in the six months ended December 29, 2023, primarily because of an increase in revenue from a customer in Israel and a decrease in sales to our customers in North America.

Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2024 will be in line with the portion of revenues attributable to such customers during the six months ended December 29, 2023.
The following table presents percentages of total revenues by geographic region:

	Three Months Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
North America	33.9%	48.5%	35.8%	50.8%
Asia-Pacific and others	60.3	43.1	57.3	40.5
Europe	5.8	8.4	6.9	8.7
	100.0%	100.0%	100.0%	100.0%
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
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of December 29, 2023			As of June 30, 2023
(in thousands, except percentages)	Foreign Currency	$	%	Foreign Currency	$	%
Assets
Thai baht	894,290	$26,134	71.4%	754,443	$21,198	60.9%
RMB	41,864	5,911	16.1	66,501	9,203	26.4
GBP	3,578	4,584	12.5	3,487	4,401	12.7
Total		$36,629	100.0%		$34,802	100.0%
Liabilities
Thai baht	3,479,164	$101,670	90.6%	2,956,730	$83,078	88.8%
RMB	74,691	10,546	9.4	74,652	10,331	11.0
GBP	34	43	0.0	114	144	0.2
Total		$112,259	100.0%		$93,553	100.0%

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy As of December 29, 2023, there was $126.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 30, 2023, there was $143.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable, and other receivables. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued payroll, bonus and related expenses and other payables. As of December 29, 2023 and June 30, 2023, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable and other payables. As of December 29, 2023 and June 30, 2023, we did not have any derivative contracts denominated in GBP.
For the three months ended December 29, 2023 and December 30, 2022, we recorded a gain of $2.6 million and $4.2 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
For the six months ended December 29, 2023 and December 30, 2022, we recorded a gain of $2.9 million and $4.0 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
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
As of December 29, 2023, the corporate income tax rates for our subsidiaries in the PRC, the U.S., the U.K. and Israel are 25%, 21%, 25% and 23%, respectively.
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
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. The adoption of new accounting policies and accounting standards are disclosed in Note 2 to the unaudited condensed consolidated financial statements. There were no changes to our accounting policies.

Results of Operations
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

(in thousands)	Three Months Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Revenues	$712,694	$668,656	$1,398,171	$1,324,085
Cost of revenues	(624,364)	(583,441)	(1,225,437)	(1,156,114)
Gross profit	88,330	85,215	172,734	167,971
Selling, general and administrative expenses	(19,316)	(18,930)	(39,745)	(39,495)
Operating income	69,014	66,285	132,989	128,476
Interest income	7,748	2,334	13,646	3,893
Interest expense	(36)	(389)	(81)	(780)
Foreign exchange gain (loss), net	(3,788)	(3,904)	(3,373)	(1,819)
Other income (expense), net	(35)	(68)	(115)	(209)
Income before income taxes	72,903	64,258	143,066	129,561
Income tax expense	(3,793)	(1,101)	(8,867)	(1,789)
Net income	69,110	63,157	134,199	127,772
Other comprehensive income (loss), net of tax	11,699	12,344	12,312	10,079
Net comprehensive income	$80,809	$75,501	$146,511	$137,851
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(87.6)	(87.3)	(87.6)	(87.3)
Gross profit	12.4	12.7	12.4	12.7
Selling, general and administrative expenses	(2.7)	(2.8)	(2.9)	(3.0)
Operating income	9.7	9.9	9.5	9.7
Interest income	1.1	0.4	1.0	0.3
Interest expense	0.0	(0.1)	0.0	(0.1)
Foreign exchange gain (loss), net	(0.6)	(0.6)	(0.3)	(0.1)
Other income (expense), net	0.0	0.0	0.0	0.0
Income before income taxes	10.2	9.6	10.2	9.8
Income tax expense	(0.5)	(0.2)	(0.6)	(0.1)
Net income	9.7	9.4	9.6	9.7
Other comprehensive income (loss), net of tax	1.6	1.9	0.9	0.7
Net comprehensive income	11.3%	11.3%	10.5%	10.4%

The following table sets forth our revenues by end market for the periods indicated.

	Three Months Ended		Six Months Ended
(in thousands)	December 29, 2023	December 30, 2022	December 29, 2023	December 30, 2022
Optical communications	$567,934	$506,056	$1,101,191	$1,003,617
Automotive, lasers and other	144,760	162,600	296,980	320,468
Total	$712,694	$668,656	$1,398,171	$1,324,085
We operate and internally manage a single operating segment. As such, discrete information with respect to separate product lines and segments is not accumulated.
Comparison of Three and Six Months Ended December 29, 2023 with Three and Six Months Ended December 30, 2022
Revenues
Our revenues increased by $44.0 million, or 6.6%, to $712.7 million for the three months ended December 29, 2023, compared with $668.7 million for the three months ended December 30, 2022. This increase was primarily due to an increase in our key customers’ demand for optical communications products. Revenues from optical communications products, which represented $567.9 million, or 79.7%, of our revenues for the three months ended December 29, 2023, increased by $61.9 million, or 12.2%, compared to the same period in the prior fiscal year, mainly due to an increase in revenues from data communication products, primarily for artificial intelligence applications, offset by a decline in revenues from telecommunication products as inventory absorption within the telecommunication market continued during the three months ended December 29, 2023. Revenues from non-optical communications products, which represented $144.8 million, or 20.3%, of our revenues for the three months ended December 29, 2023, decreased by $17.8 million, or 11.0%, compared to the same period in the prior fiscal year, primarily due to a decline in revenues from automotive products.
Our revenues increased by $74.1 million, or 5.6%, to $1,398.2 million for the six months ended December 29, 2023 (26-week), compared with $1,324.1 million for the six months ended December 30, 2022 (27-week). This increase was primarily due to an increase in our key customers’ demand for optical communications products. Revenues from optical communications products, which represented $1,101.2 million, or 78.8%, of our revenues for the six months ended December 29, 2023, increased by $97.6 million, or 9.7%, compared to the same period in the prior fiscal year, mainly due to an increase in revenues from data communication products, primarily for artificial intelligence applications, offset by a decline in revenues from telecommunication products as inventory absorption within the telecommunication market continued during the six months ended December 29, 2023. Revenues from non-optical communications products, which represented $297.0 million, or 21.2%, of our revenues for the six months ended December 29, 2023, decreased by $23.5 million, or 7.3%, compared to the same period in the prior fiscal year, primarily due to inventory absorption related to certain programs in the automotive market.
Cost of revenues
Our cost of revenues increased by $41.0 million, or 7.0%, to $624.4 million, or 87.6% of revenues, for the three months ended December 29, 2023, compared with $583.4 million, or 87.3% of revenues, for the three months ended December 30, 2022. The increase was in line with the increase in sales volume.
Our cost of revenues increased by $69.3 million, or 6.0%, to $1,225.4 million, or 87.6% of revenues, for the six months ended December 29, 2023, compared with $1,156.1 million, or 87.3% of revenues, for the six months ended December 30, 2022. This increase was in line with the increase in sales volume.
Gross profit
Our gross profit increased by $3.1 million, or 3.6%, to $88.3 million, or 12.4% of revenues, for the three months ended December 29, 2023, compared with $85.2 million, or 12.7% of revenues, for the three months ended December 30, 2022. The increase was primarily due to an increase in sales volume.
Our gross profit increased by $4.7 million, or 2.8%, to $172.7 million, or 12.4% of revenues, for the six months ended December 29, 2023, compared with $168.0 million, or 12.7% of revenues, for the six months ended December 30, 2022. The increase was primarily due to an increase in sales volume.

SG&A expenses
Our SG&A expenses increased by $0.4 million, or 2.1%, to $19.3 million, or 2.7% of revenues, for the three months ended December 29, 2023, compared with $18.9 million, or 2.8% of revenues, for the three months ended December 30, 2022. The increase was primarily due to (1) a net increase in allowance for expected credit losses of $0.6 million, (2) an increase in sales and marketing expenses of $0.4 million and (3) an increase in share-based compensation expenses of $0.2 million, offset by lower compensation related expense of $0.8 million.
Our SG&A expenses increased by $0.2 million, or 0.5%, to $39.7 million, or 2.9% of revenues, for the six months ended December 29, 2023, compared with $39.5 million, or 3.0% of revenues, for the six months ended December 30, 2022. The increase was primarily due to a net increase in allowance for expected credit losses of $1.5 million, offset by (1) lower compensation related expenses of $0.8 million, (2) a decrease in customer relationships amortization of $0.2 million and (3) a decrease in legal and consulting fees of $0.2 million.
Operating income
Our operating income increased by $2.7 million, or 4.1%, to $69.0 million, or 9.7% of revenues, for the three months ended December 29, 2023, compared with $66.3 million, or 9.9% of revenues, for the three months ended December 30, 2022. The increase was primarily due to an increase in revenues.
Our operating income increased by $4.5 million, or 3.5%, to $133.0 million, or 9.5% of revenues, for the six months ended December 29, 2023, compared with $128.5 million, or 9.7% of revenues, for the six months ended December 30, 2022. The increase was primarily due to an increase in revenues.
Interest income
Our interest income increased by $5.4 million, or 234.8%, to $7.7 million, or 1.1% of revenues, for the three months ended December 29, 2023, compared with $2.3 million, or 0.4% of revenues, for the three months ended December 30, 2022. The increase was primarily due to a higher weighted average interest rate and higher average cash balance and short-term investment from $462.0 million to $717.0 million during the three months ended December 29, 2023 compared to the same period in the prior fiscal year.
Our interest income increased by $9.7 million, or 248.7%, to $13.6 million, or 1.0% of revenues, for the six months ended December 29, 2023, compared with $3.9 million, or 0.3% of revenues, for the six months ended December 30, 2022. The increase was primarily due to a higher weighted average interest rate and higher average cash balance and short-term investment from $440.0 million to $645.0 million during the six months ended December 29, 2023 compared to same period in the prior fiscal year.
Interest expense
Our interest expense decreased by $0.4 million for the three months ended December 29, 2023, compared with the three months ended December 30, 2022. The decrease was primarily due to a decrease in the amount of an outstanding long-term loan.
Our interest expense decreased by $0.7 million for the six months ended December 29, 2023, compared with $0.8 million for the six months ended December 30, 2022. The decrease was primarily due to a decrease in the amount of an outstanding long-term loan.
Foreign exchange gain (loss), net
We recorded foreign exchange loss, net of $3.8 million, or 0.6% of revenues, for the three months ended December 29, 2023, compared with foreign exchange loss, net of $3.9 million, or 0.6% of revenues for the three months ended December 30, 2022. The decrease in foreign exchange loss was mainly due to (1) lower unrealized loss from revaluation of outstanding Thai baht assets and liabilities of $1.7 million, and (2) lower unrealized loss from revaluation of currencies other than Thai baht of $0.3 million, offset by (1) lower unrealized gain from mark-to-market forward contracts of $1.7 million, (2) lower foreign exchange gain, totaling $0.1 million from our subsidiaries in the PRC and the U.K., and (3) higher realized loss from payment/receipt of $0.1 million.
We recorded foreign exchange loss, net of $3.4 million, or 0.3% of revenues, for the six months ended December 29, 2023, compared with foreign exchange loss, net of $1.8 million, or 0.1% for the six months ended December 30, 2022. The increase in foreign exchange loss was mainly due to (1) lower unrealized gain from mark-to-market forward contracts of $1.1 million, (2) realized loss from payment/receipt of $0.7 million, and (3) higher unrealized loss from revaluation of currencies other than Thai baht of $0.2 million, offset by (1) lower unrealized loss from revaluation of outstanding Thai baht assets and liabilities of $0.2 million, and (2) foreign exchange gain, totaling $0.2 million from our subsidiaries in the PRC and the U.K.

Income before income taxes
We recorded income before income taxes of $72.9 million for the three months ended December 29, 2023, compared with $64.3 million for the three months ended December 30, 2022.
We recorded income before income taxes of $143.1 million for the six months ended December 29, 2023, compared with $129.6 million for the six months ended December 30, 2022.
Income tax expense
Our provision for income tax reflects effective tax rates of 5.2% and 1.7% for the three months ended December 29, 2023 and December 30, 2022, respectively. The increase was due to an increase in income subject to tax during the three months ended December 29, 2023 as compared to the three months ended December 30, 2022. In addition, our subsidiary in the U.K. generated taxable income and was able to utilize loss carryforwards. Management determined that it was more likely than not that future taxable income would be sufficient to allow utilization of the deferred tax assets. Thus, a full valuation allowance of $1.6 million for the deferred tax assets was released during the three months ended December 30, 2022.
Our provision for income tax reflects effective tax rates of 6.2% and 1.4% for the six months ended December 29, 2023 and December 30, 2022, respectively. The increase was primarily due to an increase in income subject to tax during the six months ended December 29, 2023 as compared to the six months ended December 30, 2022. In addition, a full valuation allowance of $2.1 million for deferred tax assets was set up during the six months ended December 29, 2023 due to management's belief that our subsidiary in Israel would continue to have losses in the foreseeable future such that the deferred tax assets of such subsidiary would not be utilized while a full valuation allowance of $1.6 million from the subsidiary in U.K. was released during the six months ended December 30, 2022.
Net income
We recorded net income of $69.1 million, or 9.7% of revenues, for the three months ended December 29, 2023, compared with $63.2 million, or 9.4% of revenues, for the three months ended December 30, 2022.
We recorded net income of $134.2 million, or 9.6% of revenues, for the six months ended December 29, 2023, compared with $127.8 million, or 9.7% of revenues, for the six months ended December 30, 2022.
Other comprehensive income (loss)
We recorded other comprehensive income of $11.7 million, or 1.6% of revenues, for the three months ended December 29, 2023, compared with other comprehensive income of $12.3 million, or 1.9% of revenues, for the three months ended December 30, 2022. The change was mainly due to (1) lower unrealized gain from mark-to-market of forward contracts and interest rate swap agreements of $2.2 million, and (2) higher unrealized loss from foreign currency translation adjustment of $0.1 million, offset by (1) higher unrealized gain from mark-to-market of available-for-sale debt securities of $1.8 million, and (2) lower gain from retirement benefits plan of $0.1 million.
We recorded other comprehensive income of $12.3 million, or 0.9% of revenues, for the six months ended December 29, 2023, compared with other comprehensive income of $10.1 million, or 0.7% of revenues, for the six months ended December 30, 2022. The change was mainly due to unrealized gain from mark-to-market of available-for-sale debt securities of $4.2 million for the six months ended December 29, 2023, offset by (1) lower unrealized gain from mark-to-market of forward contracts and interest rate swap agreements of $1.6 million for the six months ended December 29, 2023, (2) unrealized loss from foreign currency translation adjustment of $0.3 million, and (3) lower gain from retirement benefits plan of $0.1 million
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operations. As of December 29, 2023 and December 30, 2022, we had cash, cash equivalents, and short-term investments of $740.6 million and $527.6 million, respectively, and outstanding debt of $6.1 million and $18.3 million, respectively.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents was 4.3% and 4.2% for the three and six months ended December 29, 2023, respectively, and 2.0% and 1.8% for the three and six months ended December 30, 2022, respectively.
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
During the six months ended December 29, 2023, we repaid $6.1 million of the term loan under our 2019 Credit Facility Agreement. As a result, as of December 29, 2023, we had a long-term borrowing of $6.1 million under our 2019 Credit Facility Agreement (see Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further details). We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $406.5 million as of December 29, 2023.
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
The following table shows our cash flows for the periods indicated:

	Six Months Ended
(in thousands)	December 29, 2023	December 30, 2022
Net cash provided by operating activities	$229,214	$105,100
Net cash used in investing activities	$(101,853)	$(21,580)
Net cash used in financing activities	$(24,818)	$(31,045)
Net increase in cash, cash equivalents and restricted cash	$102,543	$52,475
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. The increase in cash provided by operating activities during the six months ended December 29, 2023 as compared to the six months ended December 30, 2022 was primarily driven by efficient cash-favorable working capital changes mainly from inventory management.
Investing Activities
Investing cash flows consist primarily of investment purchases, sales, maturities, and disposals; and capital expenditures. The increase in cash used in investing activities for the six months ended December 29, 2023 as compared to cash provided in investing activities for the six months ended December 30, 2022 was primarily due to an increase in investment purchases.
Financing Activities
Financing cash flows consist primarily of repayment of long-term debt, share repurchases, and withholding tax related to net share settlement of restricted share units. The decrease in cash used in financing activities for the six months ended December 29, 2023 as compared to the six months ended December 30, 2022 was primarily due to a decrease in withholding tax related to net share settlement of restricted share units, and lower repayment of long-term borrowings due to one fewer installment from one fewer week in the first quarter of fiscal year 2024 compared to fiscal year 2023, offset by a higher volume of share repurchases.
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents, restricted cash and short-term investments totaling $740.6 million and $550.5 million as of December 29, 2023 and June 30, 2023, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the six months ended December 29, 2023 and December 30, 2022, our interest income would have decreased by approximately $0.3 million and $0.2 million, respectively, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest-bearing liabilities. The interest-bearing liabilities are denominated in U.S. dollars. Until September 29, 2023, the interest expense was based on LIBOR, plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the six months ended December 29, 2023 and December 30, 2022, our interest expense would have increased by approximately $0.1 million for both periods, assuming consistent borrowing levels. As a result of the phase-out of LIBOR, we amended the Term Loan Agreement to replace the interest rate reference from LIBOR to the SOFR effective from September 29, 2023 (see Note 10).
We therefore entered into interest rate swap agreements (the “Swap Agreements”) to manage this risk and increase the profile of our debt obligation. The terms of the Swap Agreements, one of which matured in June 2023, allow us to effectively convert the floating interest rate to a fixed interest rate. This locks the variable interest expenses associated with our floating rate borrowings and results in fixed interest expenses that are unsusceptible to market rate increases. We designated the Swap Agreements as a cash flow hedge, and they qualify for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. From September 27, 2019, any gains or losses related to these outstanding interest rate swaps will be recorded in accumulated other comprehensive income in the unaudited condensed consolidated balance sheets, with subsequent reclassification to interest expense when settled.
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. Beginning December 28, 2019, we designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded unrealized gain of $2.9 million and $4.0 million for the six months ended December 29, 2023 and December 30, 2022, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $8.4 million and $6.0 million as of December 29, 2023 and June 30, 2023, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of December 29, 2023, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of December 29, 2023 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale and held-to-maturity securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our revenues. During the three months ended December 29, 2023 and December 30, 2022, we had three customers, that each contributed 10% or more of our revenues. Such customers together accounted for 57.0% and 45.6% of our revenues during the respective periods. During the six months ended December 29, 2023 and December 30, 2022, we had three customers, that each contributed 10% or more of our revenues. Such customers together accounted for 53.9% and 47.2% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
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
Revenues from optical communications products represented 79.7% and 75.7% of our revenues for the three months ended December 29, 2023 and December 30, 2022, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or the economy in certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
Competitors in the market for optical manufacturing services include Benchmark Electronics, Inc., Celestica Inc., Sanmina-SCI Corporation, Jabil Circuit, Inc., and Venture Corporation Limited. Our customized optics and glass operations face competition from companies such as Fujian Castech Crystals, Inc., Photop Technologies, Inc., and Research Electro-Optic, Inc. Other existing contract manufacturing companies, original design manufacturers or outsourced semiconductor assembly and test companies could also enter our target markets. In addition, we may face new competitors as we attempt to penetrate new markets.
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
Some of our customers and suppliers have in the past and may in the future experience financial difficulty, particularly in light of adverse conditions in the credit markets that have affected access to capital and liquidity. In addition, the failures of Silicon Valley Bank and Signature Bank in March 2023 created significant market disruption and uncertainty within the U.S. banking sector, in particular with respect to regional banks. During challenging economic times, our customers may face difficulties in gaining timely access to sufficient credit, which could impact their ability to make timely payments to us. As a result, we devote significant resources to monitor receivables and inventory balances with certain of our customers. If our customers experience financial difficulty, we could have difficulty recovering amounts owed to us from these customers, or demand for our services from these customers could decline. If our suppliers experience financial difficulty, we could have trouble sourcing materials necessary to fulfill production requirements and meet scheduled shipments. Any such financial difficulty could adversely affect our operating results and financial condition by resulting in a reduction in our revenues, a charge for inventory write-offs, a provision for expected credit losses, and larger working capital requirements due to increased days in inventory and days in accounts receivable.
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. As of December 29, 2023, the U.S. dollar had appreciated approximately 2.1% against the Thai baht since December 24, 2021, but had depreciated 6.4% against the Thai baht since September 29, 2023. While we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of December 29, 2023, the U.S. dollar had appreciated approximately 11.8% against the RMB since December 24, 2021. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of December 29, 2023, the U.S. dollar had appreciated approximately 4.6% against the GBP since December 24, 2021. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 66.1% and 51.5% of our revenues for the three months ended December 29, 2023 and December 30, 2022, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of risks and challenges, including:
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of December 29, 2023 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 29, 2023, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of December 29, 2023, our U.S. federal and state tax returns remain open to examination for the tax years 2018 through 2021. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2016 through 2022. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended December 29, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
September 30, 2023 – October 27, 2023	—	$—	—	$100,000,000
October 28, 2023 – November 24, 2023	15,557	$168.42	15,557	$97,379,958
November 25, 2023 – December 29, 2023	22,682	$165.37	22,682	$93,629,028
Total	38,239		38,239

(1) On August 18, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. In February 2018, May 2019, August 2020, August 2022, and August 2023, we announced that our board of directors approved increases of $30.0 million, $50.0 million, $58.5 million, $78.7 million, and $47.6 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $294.8 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. During the three months ended December 29, 2023, repurchases under our share repurchase program were made in accordance with Rule 10b-18, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1. During the three months ended December 29, 2023, 38,239 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $166.61, for an aggregate purchase price of $6.4 million. As of December 29, 2023, we had a remaining authorization to repurchase up to $93.6 million worth of our ordinary shares.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 6, 2024.

FABRINET

By:	/s/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)