Form 10-Q
period 2024-03-29
Fabrinet
filed 2024-05-07
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 26, 2024, the registrant had 36,145,246 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM 10-Q
QUARTER ENDED MARCH 29, 2024

Page No.
RISK FACTORS SUMMARY	3
PART I. FINANCIAL INFORMATION	5

Item 1. Financial Statements	5

Condensed Consolidated Balance Sheets as of March 29, 2024 and June 30, 2023 (unaudited)	5

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended March 29, 2024 and March 31, 2023 (unaudited)	6

Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended March 29, 2024 and March 31, 2023 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the nine months ended March 29, 2024 and March 31, 2023 (unaudited)	9

Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	43

PART II. OTHER INFORMATION	44

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 5. Other Information	61

Item 6. Exhibits	61

Signature	62

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	March 29, 2024	June 30, 2023
Assets
Current assets
Cash and cash equivalents	$385,111	$231,368
Short-term investments	408,915	319,100
Trade accounts receivable, net of allowance for expected credit losses of $2,838 and $965, respectively	583,882	531,767
Inventories	454,134	519,576
Prepaid expenses	9,369	7,849
Other current assets	74,731	42,880
Total current assets	1,916,142	1,652,540
Non-current assets
Property, plant and equipment, net	303,118	310,350
Intangibles, net	2,427	2,394
Operating right-of-use assets	3,742	1,634
Deferred tax assets	10,966	12,095
Other non-current assets	630	635
Total non-current assets	320,883	327,108
Total Assets	$2,237,025	$1,979,648
Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$3,039	$12,156
Trade accounts payable	429,021	381,129
Fixed assets payable	9,229	13,526
Operating lease liabilities, current portion	1,333	1,201
Income tax payable	4,828	6,024
Accrued payroll, bonus and related expenses	23,727	23,748
Accrued expenses	20,742	20,447
Other payables	52,348	23,654
Total current liabilities	544,267	481,885
Non-current liabilities
Deferred tax liability	4,641	4,799
Operating lease liability, non-current portion	2,003	66
Severance liabilities	23,820	22,159
Other non-current liabilities	2,059	2,081
Total non-current liabilities	32,523	29,105
Total Liabilities	576,790	510,990
Commitments and contingencies (Note 15)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of March 29, 2024 and June 30, 2023)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,450,434 shares and 39,284,176 shares issued as of March 29, 2024 and June 30, 2023, respectively; and 36,159,101 shares and 36,183,682 shares outstanding as of March 29, 2024 and June 30, 2023, respectively)	395	393
Additional paid-in capital	215,570	206,624
Less: Treasury shares (3,291,333 shares and 3,100,494 shares as of March 29, 2024 and June 30, 2023, respectively)	(230,776)	(194,833)
Accumulated other comprehensive income (loss)	(4,658)	(8,115)
Retained earnings	1,679,704	1,464,589
Total Shareholders’ Equity	1,660,235	1,468,658
Total Liabilities and Shareholders’ Equity	$2,237,025	$1,979,648

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of U.S. dollars, except per share data)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenues	$731,535	$665,281	$2,129,706	$1,989,366
Cost of revenues	(640,600)	(579,274)	(1,866,037)	(1,735,388)
Gross profit	90,935	86,007	263,669	253,978
Selling, general and administrative expenses	(19,628)	(18,309)	(59,373)	(57,804)
Restructuring and other related costs	—	(5,872)	—	(5,872)
Operating income	71,307	61,826	204,296	190,302
Interest income	8,509	3,317	22,155	7,210
Interest expense	(26)	(399)	(107)	(1,179)
Foreign exchange gain (loss), net	3,348	(1,303)	(25)	(3,122)
Other income (expense), net	175	31	60	(178)
Income before income taxes	83,313	63,472	226,379	193,033
Income tax expense	(2,397)	(4,117)	(11,264)	(5,906)
Net income	80,916	59,355	215,115	187,127
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	(1,739)	2,046	2,155	1,768
Change in net unrealized gain (loss) on derivative instruments	(7,328)	(5,535)	1,062	4,435
Change in net retirement benefits plan – prior service cost	137	113	271	338
Change in foreign currency translation adjustment	75	(191)	(31)	(29)
Total other comprehensive income (loss), net of tax	(8,855)	(3,567)	3,457	6,512
Net comprehensive income	$72,061	$55,788	$218,572	$193,639
Earnings per share
Basic	$2.23	$1.62	$5.93	$5.12
Diluted	$2.21	$1.60	$5.88	$5.07
Weighted-average number of ordinary shares outstanding (thousands of shares)
Basic	36,250	36,608	36,278	36,575
Diluted	36,603	36,989	36,574	36,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended March 29, 2024

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at December 29, 2023	39,435,354	$394	$209,208	$(201,205)	$4,197	$1,598,788	$1,611,382
Net income	—	—	—	—	—	80,916	80,916
Other comprehensive income (loss)	—	—	—	—	(8,855)	—	(8,855)
Share-based compensation	—	—	6,726	—	—	—	6,726
Issuance of ordinary shares	15,080	1	(1)	—	—	—	—
Repurchase of 152,600 shares held as treasury shares	—	—		(29,571)	—	—	(29,571)
Tax withholdings related to net share settlement of restricted share units	—	—	(363)	—	—	—	(363)
Balances at March 29, 2024	39,450,434	$395	$215,570	$(230,776)	$(4,658)	$1,679,704	$1,660,235

For the Nine Months Ended March 29, 2024

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 30, 2023	39,284,176	$393	$206,624	$(194,833)	$(8,115)	$1,464,589	$1,468,658
Net income	—	—	—	—	—	215,115	215,115
Other comprehensive income (loss)	—	—	—	—	3,457	—	3,457
Share-based compensation	—	—	21,664	—	—	—	21,664
Issuance of ordinary shares	166,258	2	(2)	—	—	—	—
Repurchase of 190,839 shares held as treasury shares	—	—	—	(35,943)	—	—	(35,943)
Tax withholdings related to net share settlement of restricted share units	—	—	(12,716)	—	—	—	(12,716)
Balances at March 29, 2024	39,450,434	$395	$215,570	$(230,776)	$(4,658)	$1,679,704	$1,660,235

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended March 31, 2023

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at December 30, 2022	39,251,581	$393	$194,366	$(152,362)	$(2,714)	$1,344,448	$1,384,131
Net income	—	—	—	—	—	59,355	59,355
Other comprehensive income (loss)	—	—	—	—	(3,567)	—	(3,567)
Share-based compensation	—	—	6,719	—	—	—	6,719
Issuance of ordinary shares	23,202	—	—	—	—	—	—
Repurchase of 35,232 shares held as treasury shares	—	—		(4,113)	—	—	(4,113)
Tax withholdings related to net share settlement of restricted share units	—	—	(944)	—	—	—	(944)
Balances at March 31, 2023	39,274,783	$393	$200,141	$(156,475)	$(6,281)	$1,403,803	$1,441,581

For the Nine Months Ended March 31, 2023

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 24, 2022	39,048,700	$390	$196,667	$(147,258)	$(12,793)	$1,216,676	$1,253,682
Net income	—	—	—	—	—	187,127	187,127
Other comprehensive income (loss)	—	—	—	—	6,512	—	6,512
Share-based compensation	—	—	21,217	—	—	—	21,217
Issuance of ordinary shares	226,083	3	(3)	—	—	—	—
Repurchase of 83,857 shares held as treasury shares	—	—	—	(9,217)	—	—	(9,217)
Tax withholdings related to net share settlement of restricted share units	—	—	(17,740)	—	—	—	(17,740)
Balances at March 31, 2023	39,274,783	$393	$200,141	$(156,475)	$(6,281)	$1,403,803	$1,441,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(in thousands of U.S. dollars)	March 29, 2024	March 31, 2023
Cash flows from operating activities
Net income for the period	$215,115	$187,127
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	36,602	32,504
Non-cash restructuring charges and other related costs	—	2,201
(Gain) loss on disposal and impairment of property, plant and equipment and intangibles	(147)	(1,630)
(Gain) loss from sales and maturities of available-for-sale securities	(1)	92
Amortization of discount (premium) of short-term investments	(2,317)	300
(Reversal of) allowance for expected credit losses	1,874	(240)
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	(2,135)	693
Amortization of fair value at hedge inception of interest rate swaps	(198)	(478)
Share-based compensation	21,440	21,217
Deferred income tax	1,125	(276)
Other non-cash expenses	194	(127)
Changes in operating assets and liabilities
Trade accounts receivable	(54,089)	(105,932)
Inventories	65,442	2,720
Other current assets and non-current assets	(33,548)	(11,704)
Trade accounts payable	48,268	(5,028)
Income tax payable	(1,068)	(262)
Severance liabilities	2,249	1,917
Other current liabilities and non-current liabilities	31,278	19,128
Net cash provided by operating activities	330,084	142,222
Cash flows from investing activities
Purchase of short-term investments	(268,461)	(154,033)
Proceeds from sales of short-term investments	10,000	30,179
Proceeds from maturities of short-term investments	173,120	97,408
Purchase of property, plant and equipment	(34,825)	(43,422)
Purchase of intangibles	(768)	(698)
Proceeds from disposal of property, plant and equipment	2,319	117
Net cash used in investing activities	(118,615)	(70,449)
Cash flows from financing activities
Repayment of long-term borrowings	(9,141)	(12,187)
Repayment of finance lease liability	—	(7)
Repurchase of ordinary shares	(35,943)	(9,217)
Withholding tax related to net share settlement of restricted share units	(12,716)	(17,740)
Net cash used in financing activities	(57,800)	(39,151)
Net increase (decrease) in cash, cash equivalents and restricted cash	$153,669	$32,622
Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at the beginning of period	$231,368	$198,365
Increase (decrease) in cash, cash equivalents and restricted cash	153,669	32,622
Effect of exchange rate on cash, cash equivalents and restricted cash	74	(244)
Cash, cash equivalents and restricted cash at the end of period	$385,111	$230,743
Non-cash investing and financing activities
Construction, software and equipment-related payables	$9,229	$20,116

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
2.    Accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of March 29, 2024 and for the three and nine months ended March 29, 2024 and March 31, 2023 include normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or "GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 30, 2023.
The balance sheet as of June 30, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three and nine months ended March 29, 2024 may not be indicative of results for the year ending June 28, 2024 or any future periods.
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

Fiscal years
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended March 29, 2024 and March 31, 2023 consisted of 13 weeks. The nine months ended March 29, 2024 and March 31, 2023 consisted of 39 and 40 weeks, respectively. Fiscal year 2024 will comprise 52 weeks and will end on June 28, 2024.
Adoption of New Accounting Standards
No new accounting standard was adopted during the nine months ended March 29, 2024.
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

3.    Revenues from contracts with customers
Revenue by Geographic Area, End Market and Product Category
Revenues are attributed to a particular geographic area based on the bill-to-location of the Company’s customers. The Company operates in three geographic regions: North America; Asia-Pacific and others; and Europe.
The following table presents total revenues by geographic region:

(in thousands, except percentages)	Three Months Ended March 29, 2024	As a % of Total Revenues	Nine Months Ended March 29, 2024	As a % of Total Revenues
North America
U.S.	$268,475		$761,622
Others (1)	3,401		10,192
Total revenue in North America	271,876	37.2%	771,814	36.3%
Asia-Pacific and others
Israel (2)	275,022		752,736
India	63,055		208,865
Malaysia	30,993		100,938
Hong Kong	15,147		43,085
Thailand	13,059		36,489
China	12,309		53,831
Japan	5,772		18,408
Others	1,655		4,390
Total revenue in Asia-Pacific and others	417,012	57.0%	1,218,742	57.2%
Europe
U.K.	18,164		66,808
Germany	10,148		33,323
Others	14,335		39,019
Total revenue in Europe	$42,647	5.8%	$139,150	6.5%
Total revenue	$731,535	100.0%	$2,129,706	100.0%

(in thousands, except percentages)	Three Months Ended March 31, 2023	As a % of Total Revenues	Nine Months Ended March 31, 2023	As a % of Total Revenues
North America
U.S.	$310,100		$975,098
Others (1)	6,035		13,693
Total revenue in North America	316,135	47.5%	988,791	49.7%
Asia-Pacific and others
India	85,731		247,942
Israel	85,562		182,732
Hong Kong	37,120		109,315
Malaysia	30,688		130,402
Thailand	16,706		45,420
China	11,194		60,738
Japan	10,044		32,129
Others	2,896		7,957
Total revenue in Asia-Pacific and others	279,941	42.1%	816,635	41.1%
Europe
U.K.	40,292		103,440
Germany	14,532		40,975
Others	14,381		39,525
Total revenue in Europe	$69,205	10.4%	$183,940	9.2%
Total revenue	$665,281	100.0%	$1,989,366	100.0%
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each year presented is $0.
(2)Due to increase in revenue from a significant customer.
The following table presents revenues by end market and product category:

(in thousands, except percentages)	Three Months Ended March 29, 2024	As a % of Total Revenues	Nine Months Ended March 29, 2024	As a % of Total Revenues
Optical communications
Datacom	$305,478		$835,642
Telecom	285,970		856,997
Total revenue - Optical communications	$591,448	80.9%	$1,692,639	79.5%
Non-optical communications
Automotive	$73,636		$241,166
Industrial laser	30,319		90,582
Others	36,132		105,319
Total revenue - Non-optical communications	$140,087	19.1%	$437,067	20.5%
Total revenue	$731,535	100.0%	$2,129,706	100.0%

(in thousands, except percentages)	Three Months Ended March 31, 2023	As a % of Total Revenues	Nine Months Ended March 31, 2023	As a % of Total Revenues
Optical communications
Datacom	$122,385		$328,271
Telecom	380,230		1,177,961
Total revenue - Optical communications	$502,615	75.5%	$1,506,232	75.7%
Non-optical communications
Automotive	$94,107		$275,704
Industrial laser	31,040		97,396
Others	37,519		110,034
Total revenue - Non-optical communications	$162,666	24.5%	$483,134	24.3%
Total revenue	$665,281	100.0%	$1,989,366	100.0%
Contract Assets and Liabilities
A contract asset is recognized when the Company has recognized revenues, but has not yet issued an invoice to its customer for payment. Contract assets are recognized in the unaudited condensed consolidated balance sheets under other current assets and transferred to accounts receivable when rights to payment become unconditional.
As of March 29, 2024 and June 30, 2023, the Company's contract assets are de minimis.
A contract liability is recognized when the Company has advance payment arrangements with customers. Contract liabilities are recognized in the unaudited condensed consolidated balance sheets under other payables. The contract liabilities balance is normally recognized as revenue within six months.
The following tables summarize the activity in the Company’s contract liabilities during the nine months ended March 29, 2024:

(in thousands)	Contract Liabilities
Beginning balance, June 30, 2023	$3,036
Advance payments received during the period	9,131
Revenue recognized	(5,301)
Ending balance, March 29, 2024	$6,866

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
Earnings per ordinary share was calculated as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Net income attributable to shareholders	$80,916	$59,355	$215,115	$187,127
Weighted-average number of ordinary shares outstanding	36,250	36,608	36,278	36,575
Incremental shares arising from the assumed vesting of restricted share units and performance share units	353	381	296	320
Weighted-average number of ordinary shares for diluted earnings per ordinary share	36,603	36,989	36,574	36,895
Basic earnings per ordinary share	$2.23	$1.62	$5.93	$5.12
Diluted earnings per ordinary share	$2.21	$1.60	$5.88	$5.07

5.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments are as follows:

			Fair Value
(in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of March 29, 2024
Cash	$382,652	$—	$382,652	$—	$—
Cash equivalents	2,459	—	2,459	—	—
Liquidity funds	32,213	—	—	—	32,213
Certificates of deposit and time deposits	90,436	338	—	90,774	—
Corporate debt securities	138,243	(1,331)	—	136,912	—
U.S. agency and U.S. treasury securities	149,145	(129)	—	149,016	—
Total	$795,148	$(1,122)	$385,111	$376,702	$32,213
As of June 30, 2023
Cash	$230,967	$—	$230,967	$—	$—
Cash equivalents	401	—	401	—	—
Liquidity funds	41,104	—	—	—	41,104
Certificates of deposit and time deposits	64,278	329	—	64,607	—
Corporate debt securities	161,453	(3,375)	—	158,078	—
U.S. agency and U.S. treasury securities	55,542	(231)	—	55,311	—
Total	$553,745	$(3,277)	$231,368	$277,996	$41,104
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
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale securities based on stated effective maturities as of March 29, 2024 and June 30, 2023:

	March 29, 2024		June 30, 2023
(in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$101,042	$101,379	$172,992	$173,137
Due between one to five years	308,995	307,536	149,385	145,963
Total	$410,037	$408,915	$322,377	$319,100

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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of March 29, 2024
Assets
Cash equivalents	$—	$2,459		$—	$2,459
Liquidity funds	—	32,213		—	32,213
Certificates of deposit and time deposits	—	90,774		—	90,774
Corporate debt securities	—	136,912		—	136,912
U.S. agency and U.S. treasury securities	—	149,016		—	149,016
Derivative assets – current portion	—	21	(1)	—	21
Total	$—	$411,395		$—	$411,395
Liabilities
Derivative liabilities – current portion	$—	$(3,799)		$—	$(3,799)
Total	$—	$(3,799)	(2)	$—	$(3,799)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 30, 2023
Assets
Cash equivalents	$—	$401		$—	$401
Liquidity funds	—	41,104		—	41,104
Certificates of deposit and time deposits	—	64,607		—	64,607
Corporate debt securities	—	158,078		—	158,078
U.S. agency and U.S. treasury securities	—	55,311		—	55,311
Derivative assets – current portion	—	221	(3)	—	221
Total	$—	$319,722		$—	$319,722
Liabilities
Derivative liabilities – current portion	$—	$(5,236)		$—	$(5,236)
Total	$—	$(5,236)	(4)	$—	$(5,236)
(1)Interest rate swap agreement with a notional amount of $60.9 million.
(2)Foreign currency forward contracts with an aggregate notional amount of $135.0 million and 0.2 million Canadian dollars.
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
As of March 29, 2024, the Company had 135 outstanding U.S. dollar foreign currency forward contracts against Thai baht, with an aggregate notional amount of $135.0 million and maturity dates ranging from April 2024 through October 2024 and one outstanding Canadian dollar foreign currency forward contract with a notional amount of 0.2 million Canadian dollars and a maturity date in June 2024.
As of June 30, 2023, the Company had 143 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $143.0 million and maturity dates ranging from July 2023 through January 2024, and one outstanding Canadian dollar foreign currency forward contract with a notional amount of 0.2 million Canadian dollars and a maturity date in September 2023.
As of March 29, 2024, the hedging relationship over foreign currency forward contracts designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of March 29, 2024, the amount in accumulated other comprehensive income (“AOCI”) expected to be reclassified into earnings within 12 months was a loss of $2.9 million.
As of June 30, 2023, the hedging relationship over foreign currency forward contracts designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. As of June 30, 2023, the amount in AOCI expected to be reclassified into earnings within 12 months was a loss of $4.0 million.
During the three and nine months ended March 29, 2024, the Company included an unrealized loss of $3.7 million and $0.8 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
During the three and nine months ended March 31, 2023, the Company included an unrealized loss of $2.1 million and an unrealized gain of $1.8 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
Interest Rate Swap Agreements
The Company has entered into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of March 29, 2024 and June 30, 2023, the Company had one outstanding interest rate swap agreement with a notional amount of $60.9 million.
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
As of March 29, 2024, the amount in AOCI that is expected to be reclassified into earnings within 12 months was de minimis.
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

The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended		Nine Months Ended
(in thousands)	Financial statements line item	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income	$(8,120)	$(5,068)	$1,434	$6,694
Interest rate swaps	Other comprehensive income	(41)	242	(194)	1,068
Total derivatives gain (loss) recognized in other comprehensive income (loss)		$(8,161)	$(4,826)	$1,240	$7,762
Derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings:
Foreign currency forward contracts	Cost of revenues	$(2,805)	$(3,245)	$5,650	$6,083
Foreign currency forward contracts	SG&A	(121)	(140)	233	250
Foreign currency forward contracts	Foreign exchange loss, net	4,250	2,807	(6,170)	(9,183)
Interest rate swaps	Interest expense	(44)	(131)	(198)	(477)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings		$1,280	$(709)	$(485)	$(3,327)
Change in net unrealized gain (loss) on derivatives instruments		$(6,881)	$(5,535)	$755	$4,435
Fair Value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	March 29, 2024		June 30, 2023
(in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$—	$(901)	$2	$(1,256)
Derivatives designated as hedging instruments
Foreign currency forward contracts	—	(2,898)	4	(3,980)
Interest rate swaps	21	—	215	—
Derivatives, gross balances	$21	$(3,799)	$221	$(5,236)
The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets, Other non-current assets
Fair Value of Derivative Liabilities	Accrued expenses, Other non-current liabilities

7.    Inventories

(in thousands)	As of March 29, 2024	As of June 30, 2023
Raw materials	$115,766	$157,379
Work in progress	260,965	305,627
Finished goods	44,075	28,608
Goods in transit	33,328	27,962
Total inventories	$454,134	$519,576

8.    Leases
The Company leases facilities under non-cancelable operating lease agreements. The Company leases a portion of its capital equipment and vehicles, certain land and buildings for its facilities in Thailand, the Cayman Islands, the PRC, the U.S., Israel and Singapore under operating lease arrangements that expire at various dates through 2029. Certain of these lease arrangements provide the Company the ability to extend the lease term following the expiration of the current term. However, the Company has excluded all lease extension options from its right of use (“ROU”) assets and lease liabilities as the Company is not reasonably assured that it will exercise these options. None of the lease agreements contain residual value guarantees provided by the lessee. The Company also has one intercompany lease transaction in the form of a lease of office and manufacturing space.
Operating leases
As of March 29, 2024, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
2024 (remaining three months)	$444
2025	1,342
2026	1,272
2027	477
2028	15
Thereafter	1
Total undiscounted lease payments	3,551
Less imputed interest	(215)
Total present value of lease liabilities	$3,336	(1)
(1)Includes current portion of operating lease liabilities of $1.3 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term.
Rental expense for long-term leases for the three and nine months ended March 29, 2024 was $0.4 million and $1.5 million, respectively, and for the three and nine months ended March 31, 2023 was $0.6 million and $1.8 million, respectively.
Rental expense for short-term leases for the three and nine months ended March 29, 2024 was $0.1 million and $0.8 million, respectively, and for the three and nine months ended March 31, 2023 was $0.2 million and $0.3 million, respectively.
The following summarizes additional information related to the Company’s operating leases:

	As of March 29, 2024	As of June 30, 2023
Weighted-average remaining lease term (in years)	2.5	1.2
Weighted-average discount rate	4.6%	3.4%

The following table presents supplemental disclosure for the unaudited condensed consolidated statements of cash flows related to operating and finance leases for the three and nine months ended March 29, 2024 and March 31, 2023:

	Three Months Ended		Nine Months Ended
(in thousands)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$442	$575	$2,186	$1,877
Financing cash flows from finance leases	$—	$2	$—	$7
ROU assets obtained in exchange for lease liabilities	$632	$—	$3,406	$79
9.    Intangibles
The following tables present details of the Company’s intangibles:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of March 29, 2024
Software	$11,253	$(8,826)	$2,427

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of June 30, 2023
Software	$10,533	$(8,139)	$2,394
The Company recorded amortization expense relating to intangibles of $0.2 million and $0.3 million for the three months ended March 29, 2024 and March 31, 2023, respectively, and $0.8 million and $1.1 million for the nine months ended March 29, 2024 and March 31, 2023, respectively.
The weighted-average remaining life of software was:

(years)	As of March 29, 2024	As of June 30, 2023
Software	2.2	3.1
Based on the carrying amount of intangibles as of March 29, 2024, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(in thousands)
2024 (remaining three months)	$324
2025	831
2026	609
2027	402
2028	229
Thereafter	32
Total	$2,427

10.    Borrowings
The Company’s total borrowings, including current and non-current portions of long-term borrowings, consisted of the following:

(in thousands)
Rate	Conditions	Maturity	As of March 29, 2024	As of June 30, 2023
Long-term borrowings, current portion, net:
Term loan borrowings:
3-month LIBOR +1.35% per annum (1)	Repayable in quarterly installments	June 2024	$3,047	$12,188
Less: Unamortized debt issuance costs, current portion			(8)	(32)
Long-term borrowings, current portion, net			$3,039	$12,156
(1)The Company has entered into interest rate swaps that effectively fix a series of future interest payments on its term loans. Refer to Note 6.
The movements of long-term borrowings for the nine months ended March 29, 2024 and March 31, 2023 were as follows:

	Nine Months Ended
(in thousands)	March 29, 2024	March 31, 2023
Opening balance	$12,188	$27,421
Repayments during the period	(9,141)	(12,187)
Closing balance	$3,047	$15,234
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
The term loan accrues interest at 3-month LIBOR plus 1.35% and is repayable in quarterly installments of $3.0 million, commencing on September 30, 2019. On March 9, 2023, the Borrower and the Bank amended the Term Loan Agreement to replace the interest rate reference from LIBOR to the Secured Overnight Financing Rate ("SOFR") effective from September 29, 2023. The term loan will mature on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be borrowed again. During the three and nine months ended March 29, 2024, the Company recorded $0.1 million and $0.3 million, respectively, of interest expense in connection with this term loan, including the impact from interest rate swaps.
Any borrowings under the 2019 Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet and secured by land and buildings owned by the Borrower in the Pathumthani and Chonburi Provinces in Thailand.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, maintenance of insurance, and restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. While the term loan is outstanding, the Borrower is required to maintain a loan to value of the mortgaged real property ratio of not greater than 65%. If the loan to value ratio is not maintained, the Borrower will be required to provide additional security or prepay a portion of the term loan in order to restore the required ratio. The Company is also required to maintain a debt service coverage ratio of at least 1.25 times and a debt-to-equity ratio of less than or equal to 1.0 times. In the case of any payment of a dividend by the Company, its debt service coverage ratio must be at least 1.50 times. As of March 29, 2024, the Company was in compliance with all of its financial covenants under the Term Loan Agreement.
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
As of March 29, 2024, there was $3.0 million outstanding under the term loan.
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
As of March 29, 2024, there was no amount outstanding under the 2023 Credit Facility Agreement.
11.    Income taxes
As of March 29, 2024 and June 30, 2023, the liability for uncertain tax positions including accrued interest and penalties was $1.2 million and $1.5 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to increase within the next 12 months due to additional provisions associated with uncertain tax positions from one of the Company's subsidiaries and interest on these positions.
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
The effective tax rate for the Company for the three months ended March 29, 2024 and March 31, 2023 was 2.9% and 6.5%, respectively, of net income. The decrease was due to a decrease in income subject to tax during the three months ended March 29, 2024 as compared to the three months ended March 31, 2023.
The effective tax rate for the Company for the nine months ended March 29, 2024 and March 31, 2023 was 5.0% and 3.1%, respectively, of net income. The increase was primarily due to a full valuation allowance of $2.1 million for deferred tax assets being set up during the nine months ended March 29, 2024 due to management's belief that the Company's subsidiary in Israel would continue to have losses in the foreseeable future such that the deferred tax assets of such subsidiary would not be utilized. In addition, a full valuation allowance of $1.6 million from the Company's subsidiary in the U.K. was released during the nine months ended March 31, 2023.

12.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three and nine months ended March 29, 2024 and March 31, 2023 was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Share-based compensation expense by type of award:
Restricted share units	$3,833	$3,945	$12,800	$12,845
Performance share units	2,893	2,774	8,640	8,372
Total share-based compensation expense	6,726	6,719	21,440	21,217
Tax effect on share-based compensation expense	—	—	—	—
Net effect on share-based compensation expense	$6,726	$6,719	$21,440	$21,217
Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Cost of revenue	$1,561	$1,453	$5,427	$5,028
Selling, general and administrative expense	5,165	5,080	16,013	16,003
Restructuring and other related costs	—	186	—	186
Total share-based compensation expense	$6,726	$6,719	$21,440	$21,217
The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and nine months ended March 29, 2024 and March 31, 2023.
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
The 2020 Plan, 2010 Plan and 2017 Inducement Plan are collectively referred to as the “Equity Incentive Plans.”
The following table summarizes the number of equity awards outstanding and ordinary shares available for grant under each of the Equity Incentive Plans as of March 29, 2024:

(share units)	Restricted Share Units outstanding	Performance Share Units outstanding	Ordinary Shares available for future grant
2020 Plan	311,565	171,078	1,753,905
2017 Inducement Plan	—	—	111,347
Total	311,565	171,078	1,865,252

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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2023	368,765	$97.49
Granted	119,097	$162.02
Vested	(161,927)	$88.75
Forfeited	(14,370)	$119.71
Balance as of March 29, 2024	311,565	$125.67

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2022	459,626	$75.14
Granted	154,113	$119.23
Vested	(220,004)	$67.23
Forfeited	(19,697)	$91.84
Balance as of March 31, 2023	374,038	$97.08
The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2023	204,016	$108.81
Granted	73,936	$158.91
Vested	(106,874)	$101.05
Forfeited	—	$—
Balance as of March 29, 2024	171,078	$135.31

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2022	285,882	$81.64
Granted	97,142	$117.35
Vested	(179,008)	70.05
Forfeited	—	$—
Balance as of March 31, 2023	204,016	$108.81

As of March 29, 2024, there was $16.3 million and $9.7 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.6 and 1.1 years, respectively.
For the nine months ended March 29, 2024 and March 31, 2023, the Company withheld an aggregate of 102,543 shares and 172,929 shares, respectively, upon the vesting of restricted share units and performance shares units, based upon the closing share price on the vesting date to settle employee tax withholding obligations. For the nine months ended March 29, 2024 and March 31, 2023, the Company then remitted cash of $12.7 million and $17.7 million, respectively, to the appropriate taxing authorities and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.
13.    Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three and nine months ended March 29, 2024, Fabrinet issued 15,080 and 166,258 ordinary shares, respectively, upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
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
During the nine months ended March 29, 2024, 190,839 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $188.32, for an aggregate purchase price of $35.9 million. As of March 29, 2024, the Company had a remaining authorization to repurchase up to $64.1 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

14.    Accumulated other comprehensive income (loss)
The changes in AOCI for the nine months ended March 29, 2024 and March 31, 2023 were as follows:

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 30, 2023	$(3,279)	$(3,541)	$(330)	$(965)	$(8,115)
Other comprehensive income (loss) before reclassification	2,154	1,240	—	(31)	3,363
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	1	(485)	250	—	(234)
Tax effects	—	307	21	—	328
Other comprehensive income (loss)	$2,155	$1,062	$271	$(31)	$3,457
Balance as of March 29, 2024	$(1,124)	$(2,479)	$(59)	$(996)	$(4,658)

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 24, 2022	$(6,018)	$(5,082)	$(803)	$(890)	$(12,793)
Other comprehensive income (loss) before reclassification	1,675	7,762	—	(29)	9,408
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	93	(3,327)	338	—	(2,896)
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	$1,768	$4,435	$338	$(29)	$6,512
Balance as of March 31, 2023	$(4,250)	$(647)	$(465)	$(919)	$(6,281)

15.    Commitments and contingencies
Bank guarantees
As of March 29, 2024 and June 30, 2023, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses totaling $2.0 million and $1.5 million, respectively, or Thai baht 73.2 million and 53.0 million, respectively. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in Israel to support the subsidiary's operations related to the Israeli Customs department.
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
As of March 29, 2024, the Company had purchase obligations and other commitments to third parties of $850.9 million.
Capital expenditures
As of March 29, 2024, the Company had total capital expenditure commitments to third parties of $27.7 million.
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
16.    Restructuring and other related costs
Restructuring and other related costs may consist of severance-related charges, asset-related charges and other costs due to exit activities. The Company recognizes severance-related charges depending on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. The Company recognizes the charges once the benefits have been communicated to employees.

17.    Business segments and geographic information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is Fabrinet’s Chief Executive Officer. As of March 29, 2024, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
For the Company’s revenues by geographic region, see “Revenue by Geographic Area, End Market and Product Category” in Note 3.
The following table presents long-lived assets by the country in which they are based:

(in thousands)	March 29, 2024	June 30, 2023
Long-Lived Assets:
Thailand	$257,510	$264,382
U.S.	27,812	25,267
China	15,083	17,407
Israel	2,268	2,796
Others	445	498
Total	$303,118	$310,350
Significant customers
The Company had three customers that each contributed to 10% or more of the Company's total trade accounts receivable as of March 29, 2024 and June 30, 2023.

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
•our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2024 will be in line with the portion of revenues attributable to such customers during the nine months ended March 29, 2024;
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
The percentage of our revenues generated from a bill-to location outside of North America increased from 52.5% in the three months ended March 31, 2023 to 62.8% in the three months ended March 29, 2024, primarily because of an increase in revenue from a customer in Israel and a decrease in sales to our customers in North America.
The percentage of our revenues generated from a bill-to location outside of North America increased from 50.3% in the nine months ended March 31, 2023 to 63.7% in the nine months ended March 29, 2024, primarily because of an increase in revenue from a customer in Israel and a decrease in sales to our customers in North America.

Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2024 will be in line with the portion of revenues attributable to such customers during the nine months ended March 29, 2024.
The following table presents percentages of total revenues by geographic region:

	Three Months Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
North America	37.2%	47.5%	36.3%	49.7%
Asia-Pacific and others	57.0	42.1	57.2	41.1
Europe	5.8	10.4	6.5	9.2
	100.0%	100.0%	100.0%	100.0%
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
Selling, General and Administrative Expenses
Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2024, we expect our SG&A expenses will increase compared with our fiscal year 2023 SG&A expenses, mainly due to increases in employee costs and sales and marketing costs.
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
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of March 29, 2024			As of June 30, 2023
(in thousands, except percentages)	Foreign Currency	$	%	Foreign Currency	$	%
Assets
Thai baht	934,967	$25,637	68.1%	754,443	$21,198	60.6%
RMB	49,788	7,017	18.6	66,501	9,203	26.3
GBP	3,979	5,021	13.3	3,626	4,575	13.1
Total		$37,675	100.0%		$34,976	100.0%
Liabilities
Thai baht	3,078,421	$84,410	88.3%	2,956,730	$83,078	87.0%
RMB	72,451	10,212	10.7	74,652	10,331	10.8
GBP	743	937	1.0	1,625	2,050	2.2
Total		$95,559	100.0%		$95,459	100.0%

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy As of March 29, 2024, there was $135.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 30, 2023, there was $143.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable, other receivables, and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued payroll, bonus and related expenses, and other payables. As of March 29, 2024 and June 30, 2023, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable, accrued expenses and other payables. As of March 29, 2024 and June 30, 2023, we did not have any derivative contracts denominated in GBP.
For the three months ended March 29, 2024 and March 31, 2023, we recorded a loss of $3.7 million and $2.1 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
For the nine months ended March 29, 2024 and March 31, 2023, we recorded a loss of $0.8 million and gain of $1.8 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
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
As of March 29, 2024, the corporate income tax rates for our subsidiaries in the PRC, the U.S., the U.K. and Israel are 25%, 21%, 25% and 23%, respectively.
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

(in thousands)	Three Months Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenues	$731,535	$665,281	$2,129,706	$1,989,366
Cost of revenues	(640,600)	(579,274)	(1,866,037)	(1,735,388)
Gross profit	90,935	86,007	263,669	253,978
Selling, general and administrative expenses	(19,628)	(18,309)	(59,373)	(57,804)
Restructuring and other related costs	—	(5,872)	—	(5,872)
Operating income	71,307	61,826	204,296	190,302
Interest income	8,509	3,317	22,155	7,210
Interest expense	(26)	(399)	(107)	(1,179)
Foreign exchange gain (loss), net	3,348	(1,303)	(25)	(3,122)
Other income (expense), net	175	31	60	(178)
Income before income taxes	83,313	63,472	226,379	193,033
Income tax expense	(2,397)	(4,117)	(11,264)	(5,906)
Net income	80,916	59,355	215,115	187,127
Other comprehensive income (loss), net of tax	(8,855)	(3,567)	3,457	6,512
Net comprehensive income	$72,061	$55,788	$218,572	$193,639
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 29, 2024	March 31, 2023	March 29, 2024	March 31, 2023
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(87.6)	(87.1)	(87.6)	(87.2)
Gross profit	12.4	12.9	12.4	12.8
Selling, general and administrative expenses	(2.7)	(2.7)	(2.8)	(2.9)
Restructuring and other related costs	—	(0.9)	—	(0.3)
Operating income	9.7	9.3	9.6	9.6
Interest income	1.2	0.5	1.0	0.4
Interest expense	0.0	(0.1)	0.0	(0.1)
Foreign exchange gain (loss), net	0.5	(0.2)	0.0	(0.2)
Other income (expense), net	0.0	0.0	0.0	0.0
Income before income taxes	11.4	9.5	10.6	9.7
Income tax expense	(0.3)	(0.6)	(0.5)	(0.3)
Net income	11.1	8.9	10.1	9.4
Other comprehensive income (loss), net of tax	(1.2)	(0.5)	0.2	0.3
Net comprehensive income	9.9%	8.4%	10.3%	9.7%

The following table sets forth our revenues by end market and product category for the periods indicated.

(in thousands, except percentages)	Three Months Ended March 29, 2024	As a % of Total Revenues	Nine Months Ended March 29, 2024	As a % of Total Revenues
Optical communications
Datacom	$305,478		$835,642
Telecom	285,970		856,997
Total revenue - Optical communications	$591,448	80.9%	$1,692,639	79.5%
Non-optical communications
Automotive	$73,636		$241,166
Industrial laser	30,319		90,582
Others	36,132		105,319
Total revenue - Non-optical communications	$140,087	19.1%	$437,067	20.5%
Total revenue	$731,535	100.0%	$2,129,706	100.0%

(in thousands, except percentages)	Three Months Ended March 31, 2023	As a % of Total Revenues	Nine Months Ended March 31, 2023	As a % of Total Revenues
Optical communications
Datacom	$122,385		$328,271
Telecom	380,230		1,177,961
Total revenue - Optical communications	$502,615	75.5%	$1,506,232	75.7%
Non-optical communications
Automotive	$94,107		$275,704
Industrial laser	31,040		97,396
Others	37,519		110,034
Total revenue - Non-optical communications	$162,666	24.5%	$483,134	24.3%
Total revenue	$665,281	100.0%	$1,989,366	100.0%
Comparison of Three and Nine Months Ended March 29, 2024 with Three and Nine Months Ended March 31, 2023
Revenues
Our revenues increased by $66.2 million, or 10.0%, to $731.5 million for the three months ended March 29, 2024, compared with $665.3 million for the three months ended March 31, 2023. This increase was primarily due to an increase in our key customers’ demand for optical communications products. Revenues from optical communications products, which represented $591.4 million, or 80.9%, of our revenues for the three months ended March 29, 2024, increased by $88.8 million, or 17.7%, compared to the same period in the prior fiscal year, mainly due to an increase in revenues from data communication products, primarily for artificial intelligence applications, offset by a decline in revenues from telecommunication products as inventory absorption within the telecommunication market continued during the three months ended March 29, 2024. Revenues from non-optical communications products, which represented $140.1 million, or 19.1%, of our revenues for the three months ended March 29, 2024, decreased by $22.6 million, or 13.9%, compared to the same period in the prior fiscal year, primarily due to inventory absorption related to certain programs in the automotive market.
Our revenues increased by $140.3 million, or 7.1%, to $2,129.7 million for the nine months ended March 29, 2024 (39-week period), compared with $1,989.4 million for the nine months ended March 31, 2023 (40-week period). This increase was primarily due to an increase in our key customers’ demand for optical communications products. Revenues from optical communications products, which represented $1,692.6 million, or 79.5%, of our revenues for the nine months ended March 29, 2024, increased by $186.4 million, or 12.4%, compared to the same period in the prior fiscal year, mainly due to an increase in revenues from data communication products, primarily for artificial intelligence applications, offset by a decline in revenues from telecommunication products as inventory absorption within the telecommunication market continued during the nine months ended March 29, 2024. Revenues from non-optical communications products, which represented $437.1 million, or

20.5%, of our revenues for the nine months ended March 29, 2024, decreased by $46.1 million, or 9.5%, compared to the same period in the prior fiscal year, primarily due to inventory absorption related to certain programs in the automotive market.
Cost of revenues
Our cost of revenues increased by $61.3 million, or 10.6%, to $640.6 million, or 87.6% of revenues, for the three months ended March 29, 2024, compared with $579.3 million, or 87.1% of revenues, for the three months ended March 31, 2023. The increase was in line with the increase in sales volume.
Our cost of revenues increased by $130.6 million, or 7.5%, to $1,866.0 million, or 87.6% of revenues, for the nine months ended March 29, 2024, compared with $1,735.4 million, or 87.2% of revenues, for the nine months ended March 31, 2023. This increase was in line with the increase in sales volume.
Gross profit
Our gross profit increased by $4.9 million, or 5.7%, to $90.9 million, or 12.4% of revenues, for the three months ended March 29, 2024, compared with $86.0 million, or 12.9% of revenues, for the three months ended March 31, 2023. The increase was primarily due to an increase in sales volume.
Our gross profit increased by $9.7 million, or 3.8%, to $263.7 million, or 12.4% of revenues, for the nine months ended March 29, 2024, compared with $254.0 million, or 12.8% of revenues, for the nine months ended March 31, 2023. The increase was primarily due to an increase in sales volume.
SG&A expenses
Our SG&A expenses increased by $1.3 million, or 7.1%, to $19.6 million, or 2.7% of revenues, for the three months ended March 29, 2024, compared with $18.3 million, or 2.7% of revenues, for the three months ended March 31, 2023. The increase was primarily due to (1) a net increase in allowance for expected credit losses of $0.6 million, (2) an increase in compensation related expenses of $0.5 million and (3) an increase in sales and marketing expenses of $0.1 million.
Our SG&A expenses increased by $1.6 million, or 2.8%, to $59.4 million, or 2.8% of revenues, for the nine months ended March 29, 2024, compared with $57.8 million, or 2.9% of revenues, for the nine months ended March 31, 2023. The increase was primarily due to (1) a net increase in allowance for expected credit losses of $2.0 million and (2) an increase in sales and marketing expenses of $0.7 million, offset by (1) lower compensation related expenses of $0.6 million, (2) a decrease in legal and consulting fees of $0.3 million and (3) a decrease in customer relationships amortization of $0.2 million.
Operating income
Our operating income increased by $9.5 million, or 15.4%, to $71.3 million, or 9.7% of revenues, for the three months ended March 29, 2024, compared with $61.8 million, or 9.3% of revenues, for the three months ended March 31, 2023. The increase was primarily due to an increase in revenues.
Our operating income increased by $14.0 million, or 7.4%, to $204.3 million, or 9.6% of revenues, for the nine months ended March 29, 2024, compared with $190.3 million, or 9.6% of revenues, for the nine months ended March 31, 2023. The increase was primarily due to an increase in revenues.
Restructuring and other related costs
We had no restructuring costs for the three and nine months ended March 29, 2024. We recorded restructuring and other related costs for the three and nine months ended March 31, 2023 of $5.9 million due to cessation of operations in a subsidiary.
Interest income
Our interest income increased by $5.2 million, or 157.6%, to $8.5 million, or 1.2% of revenues, for the three months ended March 29, 2024, compared with $3.3 million, or 0.5% of revenues, for the three months ended March 31, 2023. The increase was primarily due to a higher weighted average interest rate and higher average cash balance and short-term investment from $493.9 million to $760.0 million during the three months ended March 29, 2024 compared to the same period in the prior fiscal year.
Our interest income increased by $14.9 million, or 206.9%, to $22.1 million, or 1.0% of revenues, for the nine months ended March 29, 2024, compared with $7.2 million, or 0.4% of revenues, for the nine months ended March 31, 2023. The increase was primarily due to a higher weighted average interest rate and higher average cash balance and short-term investment from $458.0 million to $683.0 million during the nine months ended March 29, 2024 compared to same period in the prior fiscal year.

Interest expense
Our interest expense decreased by $0.4 million for the three months ended March 29, 2024, compared with the three months ended March 31, 2023. The decrease was primarily due to a decrease in the long-term loan balance.
Our interest expense decreased by $1.1 million for the nine months ended March 29, 2024, compared with the nine months ended March 31, 2023. The decrease was primarily due to a decrease in the long-term loan balance.
Foreign exchange gain (loss), net
We recorded foreign exchange gain, net of $3.3 million, or 0.5% of revenues, for the three months ended March 29, 2024, compared with foreign exchange loss, net of $1.3 million, or 0.2% of revenues, for the three months ended March 31, 2023. The foreign exchange gain was mainly due to (1) higher unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $5.0 million, (2) higher unrealized gain from revaluation of currencies other than Thai baht of $0.8 million, and (3) lower realized loss from payment/receipt of $0.5 million, offset by (1) higher unrealized loss from mark-to-market forward contracts of $1.6 million, and (2) foreign exchange loss, totaling $0.1 million from our subsidiaries in the PRC and the U.K.
We recorded foreign exchange loss, net of $25.0 thousand, or 0.0% of revenues, for the nine months ended March 29, 2024, compared with foreign exchange loss, net of $3.1 million, or 0.2% of revenues, for the nine months ended March 31, 2023. The decrease in foreign exchange loss was mainly due to (1) unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $5.3 million, and (2) unrealized gain from revaluation of currencies other than Thai baht of $0.6 million, offset by (1) unrealized loss from mark-to-market forward contracts of $2.6 million, and (2) higher realized loss from payment/receipt of $0.2 million.
Income before income taxes
We recorded income before income taxes of $83.3 million for the three months ended March 29, 2024, compared with $63.5 million for the three months ended March 31, 2023.
We recorded income before income taxes of $226.4 million for the nine months ended March 29, 2024, compared with $193.0 million for the nine months ended March 31, 2023.
Income tax expense
Our provision for income tax reflects effective tax rates of 2.9% and 6.5% for the three months ended March 29, 2024 and March 31, 2023, respectively. The decrease was due to a decrease in income subject to tax during the three months ended March 29, 2024 as compared to the three months ended March 31, 2023.
Our provision for income tax reflects effective tax rates of 5.0% and 3.1% for the nine months ended March 29, 2024 and March 31, 2023, respectively. The increase was primarily due to a full valuation allowance of $2.1 million for deferred tax assets being set up during the nine months ended March 29, 2024 due to management's belief that our subsidiary in Israel would continue to have losses in the foreseeable future such that the deferred tax assets of such subsidiary would not be utilized. In addition, a full valuation allowance of $1.6 million from our subsidiary in the U.K. was released during the nine months ended March 31, 2023.
Net income
We recorded net income of $80.9 million, or 11.1% of revenues, for the three months ended March 29, 2024, compared with $59.4 million, or 8.9% of revenues, for the three months ended March 31, 2023.
We recorded net income of $215.1 million, or 10.1% of revenues, for the nine months ended March 29, 2024, compared with $187.1 million, or 9.4% of revenues, for the nine months ended March 31, 2023.
Other comprehensive income (loss)
We recorded other comprehensive loss of $8.9 million, or 1.2% of revenues, for the three months ended March 29, 2024, compared with other comprehensive loss of $3.6 million, or 0.5% of revenues, for the three months ended March 31, 2023. The change was mainly due to (1) unrealized loss from mark-to-market of available-for-sale debt securities of $3.8 million, and (2) higher unrealized loss from mark-to-market of forward contracts and interest rate swap agreements of $1.8 million, offset by unrealized gain from foreign currency translation adjustment of $0.3 million.
We recorded other comprehensive income of $3.5 million, or 0.2% of revenues, for the nine months ended March 29, 2024, compared with other comprehensive income of $6.5 million, or 0.3% of revenues, for the nine months ended March 31, 2023. The change was mainly due to lower unrealized gain from mark-to-market of forward contracts and interest rate swap agreements of $3.4 million, offset by higher unrealized gain from mark-to-market of available-for-sale debt securities of $0.4 million.
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operations. As of March 29, 2024 and March 31, 2023, we had cash, cash equivalents, and short-term investments of $794.0 million and $538.7 million, respectively, and outstanding debt of $3.0 million and $15.2 million, respectively.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents was 4.5% and 4.3% for the three and nine months ended March 29, 2024, respectively, and 2.7% and 2.1% for the three and nine months ended March 31, 2023, respectively.
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
During the nine months ended March 29, 2024, we repaid $9.1 million of the term loan under our 2019 Credit Facility Agreement. As a result, as of March 29, 2024, we had a long-term borrowing of $3.0 million under our 2019 Credit Facility Agreement (see Note 10 of Notes to Unaudited Condensed Consolidated Financial Statements for further details). We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $408.9 million as of March 29, 2024.
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
The following table shows our cash flows for the periods indicated:

	Nine Months Ended
(in thousands)	March 29, 2024	March 31, 2023
Net cash provided by operating activities	$330,084	$142,222
Net cash used in investing activities	$(118,615)	$(70,449)
Net cash used in financing activities	$(57,800)	$(39,151)
Net increase in cash, cash equivalents and restricted cash	$153,669	$32,622
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. The increase in cash provided by operating activities during the nine months ended March 29, 2024 as compared to the nine months ended March 31, 2023 was primarily driven by efficient cash-favorable working capital changes mainly from inventory management.
Investing Activities
Investing cash flows consist primarily of investment purchases, sales, maturities, and disposals; and capital expenditures. The increase in cash used in investing activities for the nine months ended March 29, 2024 as compared to cash used in investing activities for the nine months ended March 31, 2023 was primarily due to an increase in investment purchases.
Financing Activities
Financing cash flows consist primarily of repayment of long-term debt, share repurchases, and withholding tax related to net share settlement of restricted share units. The increase in cash used in financing activities for the nine months ended March 29, 2024 as compared to the nine months ended March 31, 2023 was primarily due to a higher volume of share repurchases, offset by a decrease in withholding tax related to net share settlement of restricted share units, and lower repayment of long-term borrowings due to one fewer installment from one fewer week in the first quarter of fiscal year 2024 compared to fiscal year 2023.
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents, restricted cash and short-term investments totaling $794.0 million and $550.5 million as of March 29, 2024 and June 30, 2023, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the nine months ended March 29, 2024 and March 31, 2023, our interest income would have decreased by approximately $0.5 million and $0.3 million, respectively, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest-bearing liabilities. The interest-bearing liabilities are denominated in U.S. dollars. Until September 29, 2023, the interest expense was based on LIBOR, plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during the nine months ended March 29, 2024 and March 31, 2023, our interest expense would have increased by approximately $0.1 million and $0.2 million, respectively, assuming consistent borrowing levels. As a result of the phase-out of LIBOR, we amended the Term Loan Agreement to replace the interest rate reference from LIBOR to the SOFR effective from September 29, 2023 (see Note 10).
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. Beginning December 28, 2019, we designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded an unrealized loss of $0.8 million and an unrealized gain of $1.8 million for the nine months ended March 29, 2024 and March 31, 2023, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht, the RMB and the GBP would have resulted in a decrease in our net dollar position of approximately $6.3 million and $6.0 million as of March 29, 2024 and June 30, 2023, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of March 29, 2024, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of March 29, 2024 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale and held-to-maturity securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our revenues. During the three months ended March 29, 2024 and March 31, 2023, we had two customers and four customers, respectively, that each contributed 10% or more of our revenues. Such customers together accounted for 52.5% and 52.8% of our revenues during the respective periods. During the nine months ended March 29, 2024 and March 31, 2023, we had three customers that each contributed 10% or more of our revenues. Such customers together accounted for 56.4% and 45.1% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
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
Revenues from optical communications products represented 80.9% and 75.5% of our revenues for the three months ended March 29, 2024 and March 31, 2023, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or the economy in certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. As of March 29, 2024, the U.S. dollar had appreciated approximately 8.9% against the Thai baht since March 25, 2022. While we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of March 29, 2024, the U.S. dollar had appreciated approximately 13.9% against the RMB since March 25, 2022. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade- and service-related foreign exchange transactions and foreign debt service. As of March 29, 2024, the U.S. dollar had appreciated approximately 4.7% against the GBP since March 25, 2022. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 62.8% and 52.5% of our revenues for the three months ended March 29, 2024 and March 31, 2023, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of risks and challenges, including:
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
In 2022 and 2023, inflation increased globally to levels not seen in decades. Although inflation rates have recently declined, inflation can adversely affect us by increasing the costs of labor and other expenses. There is no assurance that our revenues will increase at the same rate to maintain the same level of profitability. Inflation and government efforts to combat inflation, such as raising the benchmark interest rate, could increase market volatility and have an adverse effect on the financial market and global economy. In addition, we expect that disruptions in our supply chain and fluctuations in the availability of parts and materials will continue to have a significant impact on our ability to generate revenue, despite strong demand from our customers. Such adverse conditions could negatively impact demand for our products, which could adversely affect our business, financial condition and operating results.
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of March 29, 2024 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 29, 2024, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of March 29, 2024, our U.S. federal and state tax returns remain open to examination for the tax years 2018 through 2021. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2016 through 2022. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.
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
The Organization for Economic Co-operation and Development (OECD) announced that it has reached agreement among its member countries to implement Pillar Two rules, a global minimum tax at 15% for certain multinational enterprises. The OECD has issued Pillar Two model rules and continues to release guidance on these rules. Many countries have enacted tax laws that will take effect in 2024 and 2025 to implement Pillar Two rules, while other countries have announced plans to adopt tax laws to implement Pillar Two rules. These changes could increase tax uncertainty and may adversely affect our provision for income taxes and operating results. We will continue to monitor legislative and regulatory developments to assess the impact on our business, financial condition and operating results.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended March 29, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
December 30, 2023 – January 26, 2024	—	$—	—	$93,629,028
January 27, 2024 – February 23, 2024	152,600	$193.76	152,600	$64,061,195
February 24, 2024 – March 29, 2024	—	$—	—	$64,061,195
Total	152,600		152,600

(1) On August 18, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. In February 2018, May 2019, August 2020, August 2022, and August 2023, we announced that our board of directors approved increases of $30.0 million, $50.0 million, $58.5 million, $78.7 million, and $47.6 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $294.8 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. During the three months ended March 29, 2024, repurchases under our share repurchase program were made in accordance with Rule 10b-18, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1. During the three months ended March 29, 2024, 152,600 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $193.76, for an aggregate purchase price of $29.6 million. As of March 29, 2024, we had a remaining authorization to repurchase up to $64.1 million worth of our ordinary shares.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2024.

FABRINET

By:	/s/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)