Form 10-K
period 2024-06-28
Fabrinet
filed 2024-08-20
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
_______________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2024
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
Yes ☐ No ☒
As of December 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of approximately $6.9 billion, based on the closing price for the registrant’s ordinary shares as reported on the New York Stock Exchange on such date. Ordinary shares held by each executive officer, director, and holder of 10% or more of the outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of August 9, 2024, the registrant had 36,151,016 ordinary shares, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

1

FABRINET
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 28, 2024

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
Our customer base includes companies in complex industries that require advanced precision manufacturing capabilities such as optical communications, automotive, industrial lasers, medical, and sensors. The products that we manufacture for our OEM customers include selective switching products; tunable lasers, transponders and transceivers; active optical cables; solid state, diode-pumped, gas and fiber lasers; and sensors. Our customers in these industries support a growing number of end-markets, including automotive, biotechnology, communications, materials processing, medical devices, metrology and semiconductor processing. Our revenues for the year ended June 28, 2024 (“fiscal year 2024”) increased by $237.8 million, or 9.0%, from $2.65 billion for the year ended June 30, 2023 (“fiscal year 2023”) to $2.88 billion for fiscal year 2024. Our percentage of revenues from optical communications products increased from 75.9% in fiscal year 2023 to 79.4% in fiscal year 2024, while our percentage of revenues from automotive, industrial lasers, and other markets decreased from 24.1% in fiscal year 2023 to 20.6% in fiscal year 2024.
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
As of June 28, 2024, our facilities comprised approximately 3.7 million total square feet, including approximately 0.9 million square feet of office space used for general administration purposes and approximately 2.8 million square feet devoted to manufacturing and related activities, of which approximately 1.0 million square feet are clean room facilities. Of the aggregate square footage of our facilities, approximately 3.2 million square feet are located in Thailand and the remaining balance is located in the People’s Republic of China (“PRC” or “China”), the United States, Israel and the Cayman Islands. See Part I, Item 2. Properties of this Annual Report on Form 10-K.
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
Automotive, Industrial Lasers, and Others
The optical and electro-mechanical process technologies used in the optical communications market also have applications in other similarly complex end-markets that require advanced precision manufacturing capabilities, such as automotive, industrial lasers, medical, and sensors. These markets are substantially larger than the optical communications components and modules market. We expect growth in the automotive, industrial lasers, medical, and sensors markets will be driven by demand for:
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
Our Competitive Strengths
We believe we have succeeded in providing differentiated services to the optical communications, automotive, industrial lasers, medical, and sensors industries due to our long-term focus on optical and electro-mechanical process technologies, strategic alignment with our customers and commitment to total customer satisfaction. More specifically, our key competitive strengths include:
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
Customers, Sales and Marketing
The optical communications market we serve is highly concentrated. Therefore, we expect a significant percentage of our revenues will continue to come from a small number of customers. During fiscal years 2024 and 2023, we had two and four customers, respectively, that each contributed 10% or more of our revenues. During fiscal year 2024, Nvidia Corporation and Cisco Systems Inc. contributed 35.1%, and 13.4%, respectively, of our revenues. During fiscal year 2023, Cisco Systems Inc., Lumentum Operations LLC, Nvidia Corporation, and Infinera Corporation contributed 15.6%, 15.4%, 12.5%, and 12.4%, respectively, of our revenues.
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
Our quality management systems help to ensure that the products we provide to our customers meet or exceed industry standards. We maintain the following certifications: ISO 9001 for Manufacturing Quality Management Systems; ISO 14001 for Environmental Management Systems; TL 9000 for Telecommunications Industry Quality Certification; IATF 16949 for Automotive Industry Quality Certification; ISO 13485 for Medical Devices Industry Quality Certification; AS 9100 for Aerospace Industry Quality Certification; NADCAP (National Aerospace and Defense Contractors Accreditation Program) for Quality Assurance throughout the Aerospace and Defense Industries; ISO 45001 for Occupational Health and Safety Management Systems; ISO/IEC 17025 for Testing and Calibration Laboratories Certification; and ISO 22301 for Business Continuity Management Systems. We also maintain compliance with various additional standards imposed by the U.S. Food and Drug Administration ("FDA") with respect to the manufacture of medical devices.
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
Competitors in the market for optical manufacturing services include Benchmark Electronics, Inc., Celestica Inc., Sanmina-SCI Corporation, Jabil Circuit, Inc. and Venture Corporation Limited, as well as the internal manufacturing capabilities of our customers. Our customized optics and glass operations face competition from companies such as Fujian Castech Crystals, Inc., Photop Technologies, Inc. and Research Electro-Optic, Inc.
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
We regard our own manufacturing process technologies and customized optics and glass designs as proprietary intellectual property. We own any process engineering technology independently developed in-house by our technical staff. As part of our manufacturing services, to the extent we utilize our own manufacturing process technologies in the manufacture of our customers’ products, we grant our customers a royalty-free license to these process engineering technologies for the purpose of allowing our customers to make their products. Any process engineering or other improvements that we develop in connection with the improvement or optimization of a process for the manufacturing of a customer’s products are immediately assigned to that customer. To protect our proprietary rights, we rely largely upon a combination of trade secrets, non-disclosure agreements and internal security systems. Historically, patents have not played a significant role in the protection of our proprietary rights. Nevertheless, we currently have a relatively small number of solely-owned and jointly-held PRC patents in various customized optic technologies with expiration dates between 2024 and 2044. We believe that both our evolving business practices and industry trends may result in the continued growth of our patent portfolio and its importance to us, particularly as we expand our business.
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
The Organization for Economic Co-operation and Development (OECD) announced that it has reached agreement among its member countries to implement Pillar Two rules, a global minimum tax at 15% for certain multinational enterprises. The OECD has issued Pillar Two model rules and continues to release guidance on these rules. Many jurisdictions have enacted tax laws that will take effect in 2024 and 2025 to implement Pillar Two rules. Other countries have announced plans to adopt tax laws to implement similar legislation with varying effective dates in the future. Certain jurisdictions in which we operate have not adopted corresponding legislation to date. These changes could increase tax uncertainty and may adversely affect our provision for income taxes and operating results. We will continue to monitor legislative and regulatory developments to assess the impact on our business, financial condition and operating results.
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
Corporate Structure
Fabrinet was incorporated under the laws of the Cayman Islands in August 1999 and commenced business operations in January 2000. We have thirteen direct and indirect subsidiaries, all of which are wholly-owned. As the parent company, we enter into contracts directly with our customers while some of our subsidiaries in the PRC and the U.S. enter into sales contracts or purchase orders directly with their customers. We have inter-company agreements with certain of our subsidiaries in Thailand and the U.S. to provide manufacturing services to us, and we have inter-company agreements with certain of our subsidiaries in the U.S. and Singapore to provide certain administrative and business development services to us.
Human Capital Resources
Our workforce is distributed globally over six countries. As of June 28, 2024, we employed approximately 14,213 full-time employees worldwide, with approximately 13,973 employees located in the Asia-Pacific region, and 240 employees located in North America. Of our total workforce, approximately 13,761 employees were involved in manufacturing operations and 452 employees were involved in business development and general and administrative functions. None of our employees are represented by a labor union. We have not experienced any work stoppages, slowdowns, or strikes. We consider our relations with our employees to be positive.
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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our revenues. During fiscal years 2024 and 2023, we had two and four customers, respectively, that each contributed 10% or more of our revenues. Such customers together accounted for 48.5% and 55.9% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
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
Revenues from optical communications products represented 79.4% and 75.9% of our revenues for fiscal year 2024 and fiscal year 2023, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or the economy in certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
•the cyclicality of the optical communications, automotive, industrial lasers, medical, and sensors markets;
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. As of June 28, 2024, the U.S. dollar had appreciated approximately 3.7% against the Thai baht since June 24, 2022. While we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of June 28, 2024, the U.S. dollar had appreciated approximately 8.9% against the RMB since June 24, 2022. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade and service-related foreign exchange transactions and foreign debt service. As of June 28, 2024, the U.S.

dollar had depreciated approximately 2.9% against the GBP since June 24, 2022. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 63.5%, 52.0% and 50.7% of our revenues for fiscal year 2024, fiscal year 2023 and fiscal year 2022, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of risks and challenges, including:
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of June 28, 2024 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 28, 2024, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of June 28, 2024, our U.S. federal and state tax returns remain open to examination for the tax years 2019 through 2022. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2017 through 2023. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.
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
Several governments are considering tax reform proposals that, if enacted, could increase our tax expense. The Organization for Economic Co-operation and Development (OECD) announced that it has reached agreement among its member countries to implement Pillar Two rules, a global minimum tax at 15% for certain multinational enterprises. Many jurisdictions have enacted tax laws that will take effect in 2024 and 2025 to implement Pillar Two rules. Other countries have announced plans to adopt tax laws to implement similar legislation with varying effective dates in the future. Certain jurisdictions in which we operate have not adopted corresponding legislation to date. These changes could increase tax uncertainty and may adversely affect our provision for income taxes and operating results. We will continue to monitor legislative and regulatory developments to assess the impact on our business, financial condition and operating results.
We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to continue to devote substantial time to various compliance initiatives.
The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we are able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of June 28, 2024, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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
As a manufacturer of products for the optics industry, we are required to meet certain certification standards, including the following: ISO 9001 for Manufacturing Quality Management Systems; ISO 14001 for Environmental Management Systems; TL 9000 for Telecommunications Industry Quality Certification; IATF 16949 for Automotive Industry Quality Certification; ISO 13485 for Medical Devices Industry Quality Certification; AS 9100 for Aerospace Industry Quality Certification; NADCAP (National Aerospace and Defense Contractors Accreditation Program) for Quality Assurance throughout the Aerospace and Defense Industries; ISO 45001 for Occupational Health and Safety Management Systems; ISO/IEC 17025 for Testing and Calibration Laboratories Certification; and ISO 22301 for Business Continuity Management Systems. We also maintain compliance with various additional standards imposed by the FDA with respect to the manufacture of medical devices.
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
Based upon estimates of the value of our assets, which are based in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for the taxable year 2024 or for the foreseeable future. However, despite our expectations, we cannot guarantee that we will not become a PFIC for the taxable year 2024 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we become a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations as well as burdensome reporting requirements.
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
ITEM 1B.UNRESOLVED STAFF COMMENTS.
Not applicable.
ITEM 1C.CYBERSECURITY.
Risk Management and strategy
We have established policies and processes for assessing, identifying, managing and disclosing, as necessary, risks from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes as described below.
The foundation of our cybersecurity program is based on the International Organization for Standardization (ISO) and the National Institute of Standards and Technology (NIST) Cybersecurity Framework. We routinely assess material risks from cybersecurity threats, including from any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein. These risk assessments are designed to identify internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain safeguards intended to address and minimize identified risks and continue monitoring and testing the effectiveness of such safeguards.
Our VP of Information Technology and Information Security (“VP of IT/IS”), who reports to our Chief Executive Officer, manages our cybersecurity and information security risk assessment and mitigation process. We have established an internal IT security committee that includes our VP of IT/IS and other members of our information security, information technology, internal audit/compliance, and finance teams, to instill a thoughtful security culture across Fabrinet. Our employees are made aware of our cybersecurity policies through mandatory trainings during onboarding and on an annual basis. We also engage and consult with third parties in connection with our risk assessment processes, including advisors, consultants and auditors. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards.
We deploy multiple tools and processes to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents, both internal and associated with the use of any third-party service provider.

We have not experienced a material security breach in our systems, or, to our knowledge, in our third-parties’ systems, nor incurred any significant expenses or penalties to resolve or settle any security breach in the past three years.
For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors—Intellectual Property and Cybersecurity Risks,” in this Annual Report on Form 10-K.
Governance
One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly, as well as through the audit committee of the board of directors, which has been tasked with such oversight in the audit committee charter. The audit committee of our board of directors reviews our cybersecurity and information security risks and mitigation strategies. Our VP of IT/IS provides briefings to the audit committee on a quarterly or more often basis as needed regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses and remediation efforts, cybersecurity systems testing, activities of third parties, policies and the like.
Our VP of IT/IS is a Certified Information Security Manager (CISM) and has more than 9 years of experience implementing cybersecurity at technology companies. Our VP of IT/IS, together with our internal IT security committee, is primarily responsible for assessing and managing our material risks from cybersecurity threats.
We have internal guidelines governing our identification, assessment, communication, and escalation upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this process provides for escalating notification to the chair of the audit committee, among others as needed, to manage our response.

ITEM 2.PROPERTIES.
Our principal registered office is located at c/o Intertrust Corporate Services (Cayman) Limited, One Nexus Way, Camana Bay, Grand Cayman, KYI-9005, Cayman Islands. We have facilities located in Thailand, the PRC, the U.S., Israel and the Cayman Islands that are used for manufacturing and/or general administration purposes. The following table presents the approximate square footage of our principal facilities as of June 28, 2024:

Location	Owned/Leased	Approximate Square Footage (Square feet)

Pinehurst Campus, Bangkok, Thailand	Owned	1,731,000
Hemaraj Campus, Chonburi, Thailand	Owned	1,496,000
Fuzhou, Fujian, PRC	Leased(1)	334,000
Santa Clara, California, United States	Owned	72,000
Mountain Lakes, New Jersey, United States	Leased(2)	28,000
Yokneam Illit, Israel	Leased(3)	27,000
Grand Cayman, Cayman Islands	Leased(4)	1,280
(1)Leased until September 30, 2026.
(2)Leased until June 30, 2034.
(3)Leased until October 5, 2024.
(4)Leased until April 14, 2027.
ITEM 3.LEGAL PROCEEDINGS.
On June 28, 2024, Ngan In Leng and First Laser Limited (collectively, the “Plaintiffs”) filed a complaint in the Fuzhou Intermediate People’s Court (the “Court”) in Fuzhou, China against Fujian Enterprises (Holdings) Co., Ltd. (“FEHC”), Jian An Investment Limited (“Jian”), and Casix, Inc. (“Casix”), our wholly-owned subsidiary located in the PRC. The complaint alleges unjust enrichment related to a purported investment in Casix by the Plaintiffs in 1997, which predates our acquisition of Casix from JDS Uniphase Corporation. The Plaintiffs have requested that the Court order FEHC to return the unjust enrichment to the Plaintiffs in the amount of RMB 400 million, with interest from March 1, 2000, and order Jian and Casix to bear joint and several liability for all payment obligations of FEHC. At this time, we are not able to quantify any potential liability in connection with this litigation because the case is in its early stages.
In addition, we are from time to time subject to, and are presently involved in, litigation and other legal proceedings in the ordinary course of business. While it is not possible to determine the outcome of any legal proceedings brought against us, we believe that, except for the matter described above, there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial condition or operating results. Our views and estimates related to these matters may change in the future, as new events and circumstances arise and as the matters continue to develop.
ITEM 4.MINE SAFETY DISCLOSURES.
Not applicable.

PART II
ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our ordinary shares are listed on the New York Stock Exchange under the symbol “FN”.
Holders of Record
As of August 9, 2024, there were 6 shareholders of record of our ordinary shares. Because many of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended June 28, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
March 30, 2024 – April 26, 2024	16,640	$168.71	16,640	$61,253,848
April 27, 2024 – May 24, 2024	4,247	$174.14	4,247	$60,514,282
May 25, 2024 – June 28, 2024	—	$—	—	$60,514,282
Total	20,887		20,887

(1) On August 21, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. In February 2018, May 2019, August 2020, August 2022, and August 2023, we announced that our board of directors approved increases of $30.0 million, $50.0 million, $58.5 million, $78.7 million, and $47.6 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $294.8 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. During the year ended June 28, 2024, repurchases under our share repurchase program were made in accordance with Rule 10b-18, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1. During the year ended June 28, 2024, 211,726 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $186.49, for an aggregate purchase price of $39.5 million. As of June 28, 2024, we had a remaining authorization to repurchase up to $60.5 million worth of our ordinary shares.

Equity Compensation Plan Information
The equity compensation plan information required by this item, which includes a summary of the number of outstanding equity awards granted to employees and directors as well as the number of securities remaining available for future issuance under our equity compensation plans as of June 28, 2024, is incorporated by reference to our Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended June 28, 2024.
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
The graph assumes that $100 was invested in Fabrinet’s ordinary shares and in each of the indices discussed above on June 28, 2019, and that all dividends were reinvested. Historic stock performance is not necessarily indicative of future stock price performance.

600.00
550.00
500.00
450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
6/28/2019
9/27/2019
12/27/2019
3/27/2020
6/26/2020
9/25/2020
12/24/2020
3/26/2021
6/25/2021
9/24/2021
12/23/2021
3/25/2022
6/24/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/29/2023
12/29/2023
3/28/2024
6/28/2024
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
•our expectation that the portion of our future revenues attributable to customers in regions outside of North America will increase compared with the portion of those revenues for fiscal year 2024;
•our expectation that we will incur incremental costs of revenue as a result of our planned expansion of our business into new geographic markets;
•our expectation that our fiscal year 2025 selling, general and administrative (“SG&A”) expenses will increase compared to our fiscal year 2024 SG&A expenses;
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
•our plans to execute acquisitions;
•trends in the optical communications, automotive, industrial lasers and other markets, including trends to outsource the production of components used in those markets;
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

Overview
For an overview of our business, see PART I – ITEM 1. BUSINESS.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the last Friday in June. Our fiscal years 2024, 2023, and 2022 ended on June 28, 2024, June 30, 2023 and June 24, 2022, and consisted of 52 weeks, 53 weeks and 52 weeks, respectively.
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
Revenues, by percentage, from individual customers representing 10% or more of our revenues is set forth in Note 21 of our audited consolidated financial statements. Because we depend upon a small number of customers for a significant percentage of our total revenues, a reduction in orders from, a loss of, or any other adverse actions by, any one of these customers would reduce our revenues and could have a material adverse effect on our business, operating results and share price. Moreover, our customer concentration increases the concentration of our accounts receivable and payment default by any of our key customers will negatively impact our exposure. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may be exacerbated by the continued uncertainty in the global economies. Certain customers have gone out of business or have been acquired or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers. Therefore, any financial difficulties that our key customers experience could materially and adversely affect our operating results and financial condition by generating charges for inventory write-offs, provisions for expected credit losses, and increases in working capital requirements due to increased days inventory and in accounts receivable.
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
The percentage of our revenues generated from a bill-to location outside of North America increased from 52.0% in fiscal year 2023 to 63.5% in fiscal year 2024, primarily because of an increase in revenue from a customer in Israel and a decrease in sales to our customers in North America. Based on the short- and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside of North America will increase as compared with the portion of revenues attributable to such customers during fiscal year 2024.
The following table presents percentages of total revenues by geographic regions:

	Years Ended
	June 28, 2024	June 30, 2023	June 24, 2022
North America	36.5%	48.0%	49.3%
Asia-Pacific	57.1	43.2	37.0
Europe	6.4	8.8	13.7
	100.0%	100.0%	100.0%
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

During fiscal years 2024, 2023 and 2022, discretionary merit-based bonus awards were made to our non-executive employees. Charges included in cost of revenues for bonus awards to non-executive employees were $7.1 million, $6.8 million and $6.0 million for fiscal years 2024, 2023 and 2022, respectively.
Share-based compensation expense included in cost of revenues was $7.2 million, $6.7 million and $6.0 million for fiscal years 2024, 2023 and 2022, respectively.
We expect to incur incremental costs of revenue as a result of our planned expansion into new geographic markets, though we are not able to determine the amount of these incremental expenses.
Selling, General and Administrative Expenses
Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2025, we expect our SG&A expenses will increase compared with our fiscal year 2024 SG&A expenses, mainly due to increase in compensation related expenses and investment in information technology hardware.
The compensation committee of our board of directors approved a fiscal year 2024 executive incentive plan with quantitative objectives based solely on achieving certain revenue targets and non-U.S. GAAP operating margin targets for fiscal year 2024. Bonuses under the fiscal year 2024 executive incentive plan are payable after the end of fiscal year 2024. In fiscal year 2023, the compensation committee approved a fiscal year 2023 executive incentive plan with quantitative objectives that were based solely on achieving certain revenue targets and non-U.S. GAAP operating margin targets for fiscal year 2023. In August 2023, the compensation committee awarded bonuses to our executive employees for Company achievements of performance under our fiscal year 2023 executive incentive plan. Discretionary merit-based bonus awards are also available to our non-executive employees and payable on a quarterly basis.
Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $6.4 million, $6.1 million and $5.0 million for fiscal years 2024, 2023 and 2022, respectively.
Share-based compensation expense included in SG&A expenses was $21.2 million, $20.9 million and $22.1 million for fiscal years 2024, 2023 and 2022, respectively.
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

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of June 28, 2024			As of June 30, 2023
(in thousands, except percentages)	Foreign Currency	$	%	Foreign Currency	$	%
Assets
Thai baht	1,046,000	$28,385	72.5	754,443	$21,198	60.6
RMB	42,852	6,013	15.4	66,501	9,203	26.3
GBP	3,778	4,773	12.1	3,626	4,575	13.1
Total		$39,171	100.0		$34,976	100.0
Liabilities
Thai baht	3,263,391	$88,559	87.4	2,956,730	$83,078	87.0
RMB	78,418	11,003	10.9	74,652	10,331	10.8
GBP	1,359	1,717	1.7	1,625	2,050	2.2
Total		$101,279	100.0		$95,459	100.0
The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued employee benefits and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 28, 2024, there was $135.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 30, 2023, there was $143.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable, other receivables, and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued payroll, bonus and related expenses, and other payables. As of June 28, 2024 and June 30, 2023, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable, accrued expenses, and other payables. As of June 28, 2024 and June 30, 2023, we did not have any derivative contracts denominated in GBP.
For fiscal years 2024 and 2023, we recorded an unrealized gain of $0.7 million and $0.4 million, respectively, related to derivatives that are not designated as hedging instruments in the consolidated statements of operations and comprehensive income.
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
Allowance for Expected Credit Losses
We perform ongoing credit evaluations of our customers’ financial condition and make provisions for expected credit losses based on the outcomes of these credit evaluations. We evaluate the collectability of our accounts receivable based on specific customer circumstances, current economic trends, historical experience with collections, and the age of past due receivables. Changes in circumstances, such as an unexpected material adverse change in a major customer’s ability to meet its financial obligation to us or its payment trends, may require us to further adjust estimates of the recoverability of amounts due to us, which could have a material adverse effect on our business, financial condition and results of operations.
Inventory Valuation
Our inventory is stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments, and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand on a quarterly basis and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or the financial positions of our customers or changes in economic conditions may require additional provisions for inventory due to our customers’ inability to fulfill their contractual obligations. As the market conditions or our customers’ product demands are inherently difficult to predict, the actual volumes may vary significantly from projected volumes. Differences in forecasted volume used in calculating excess and obsolete inventory can result in a material adverse effect on our business, financial condition and results of operations. During fiscal year 2024 and fiscal year 2023, a change of 10% for excess and obsolete materials, based on product demand and production requirements from our customers, would have affected our net income by approximately $0.6 million and $1.0 million, respectively.
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
During fiscal year 2020, one of our subsidiaries in the U.K. also generated net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future. Therefore, management believed it was more likely than not that all of the deferred tax assets of such subsidiary would not be utilized. Thus, a full valuation allowance of $1.6 million for the deferred tax assets was set up as of the end of fiscal year 2020. A full valuation allowance of $3.8 million, $4.9 million and $2.1 million were set up for the fiscal year ended June 30, 2023, June 24, 2022 and June 25, 2021, respectively. During fiscal year 2024, deferred tax assets and valuation allowance were released due to our cessation of operations in the U.K.
During fiscal year 2023, the other subsidiary in the U.K. generated taxable income and was able to utilize loss carryforwards. Management determined that it was more likely than not that future taxable income would be sufficient to allow utilization of the deferred tax assets. Thus, a full valuation allowance of $1.6 million for the deferred tax assets was released as of June 30, 2023. However, due to our cessation of operations in the U.K., management believed that it will not generate sufficient taxable income to utilize the remaining deferred tax assets. Thus, a full valuation allowance of $1.0 million was recorded as of June 28, 2024.
During fiscal year 2024, our subsidiary in Israel generated net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future; therefore, management believed it was more likely than not that all of the deferred tax assets of such subsidiary would not be utilized. Thus, a full valuation allowance of $2.7 million for the deferred tax assets was set up as of the end of fiscal year 2024.

Results of Operations
The following table sets forth a summary of our consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	Years Ended
(in thousands)	June 28, 2024	June 30, 2023	June 24, 2022
Revenues	$2,882,967	$2,645,237	$2,262,224
Cost of revenues	(2,526,849)	(2,308,964)	(1,983,630)
Gross profit	356,118	336,273	278,594
Selling, general and administrative expenses	(78,481)	(77,673)	(73,941)
Restructuring and other related costs	(32)	(6,896)	(135)
Operating income	277,605	251,704	204,518
Interest income	33,204	11,234	2,205
Interest expense	(124)	(1,472)	(432)
Foreign exchange gain (loss), net	382	(1,211)	2,302
Other income (expense), net	287	(159)	(1,627)
Income before income taxes	311,354	260,096	206,966
Income tax expense	(15,173)	(12,183)	(6,586)
Net income	296,181	247,913	200,380
Other comprehensive income (loss), net of tax	4,974	4,678	(6,527)
Net comprehensive income	$301,155	$252,591	$193,853
The following table sets forth a summary of our consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Years Ended
	June 28, 2024	June 30, 2023	June 24, 2022
Revenues	100.0%	100.0%	100.0%
Cost of revenues	(87.6)	(87.3)	(87.7)
Gross profit	12.4	12.7	12.3
Selling, general and administrative expenses	(2.8)	(2.9)	(3.3)
Restructuring and other related costs	0.0	(0.3)	0.0
Operating income	9.6	9.5	9.0
Interest income	1.2	0.4	0.1
Interest expense	0.0	(0.1)	0.0
Foreign exchange gain (loss), net	0.0	0.0	0.1
Other income (expense), net	0.0	0.0	(0.1)
Income before income taxes	10.8	9.8	9.1
Income tax expense	(0.5)	(0.4)	(0.3)
Net income	10.3	9.4	8.8
Other comprehensive income (loss), net of tax	0.2	0.2	(0.3)
Net comprehensive income	10.5%	9.6%	8.5%

The following table sets forth our revenues by end market and product category for the periods indicated.

(in thousands, except percentages)	Year ended June 28, 2024	As a % of Total Revenues	Year ended June 30, 2023	As a % of Total Revenues	Year ended June 24, 2022	As a % of Total Revenues
Optical communications
Datacom	$1,150,307		$520,796		$361,306
Telecom	1,138,708		1,487,551		1,421,493
Total revenue - Optical communications	$2,289,015	79.4%	$2,008,347	75.9%	$1,782,799	78.8%
Non-optical communications
Automotive	$327,188		$368,581		$204,407
Industrial laser	122,722		125,415		149,357
Others	144,042		142,894		125,661
Total revenue - Non-optical communications	$593,952	20.6%	$636,890	24.1%	$479,425	21.2%
Total revenue	$2,882,967	100.0%	$2,645,237	100.0%	$2,262,224	100.0%

Comparison of Fiscal Year 2024 with Fiscal Year 2023
Revenues. Our revenues increased by $237.8 million, or 9.0%, to $2,883.0 million for fiscal year 2024, compared with $2,645.2 million for fiscal year 2023. This increase was primarily due to an increase in our key customers’ demand for optical communication products. Revenues from optical communications products, which represented $2,289.0 million, or 79.4%, of our revenues for fiscal year 2024, increased by $280.7 million, or 14.0%, compared to prior fiscal year, mainly due to an increase in revenues from data communication products, primarily for artificial intelligence applications, offset by a decline in revenues from telecommunication products as inventory absorption within the telecommunication market continued during fiscal year 2024. Revenues from non-optical communications products, which represented $594.0 million, or 20.6%, of our revenues for fiscal year 2024, decreased by $42.9 million, or 6.7%, compared to prior fiscal year, primarily due to inventory absorption related to certain programs in the automotive market.
Cost of revenues. Our cost of revenues increased by $217.8 million, or 9.4%, to $2,526.8 million, or 87.6% of revenues, for fiscal year 2024, compared with $2,309.0 million, or 87.3% of revenues, for fiscal year 2023. The increase in cost of revenues was primarily due to a proportional increase in sales volume.
Gross profit. Our gross profit increased by $19.8 million, or 5.9%, to $356.1 million, or 12.4% of revenues, for fiscal year 2024, compared with $336.3 million, or 12.7% of revenues, for fiscal year 2023. The increase was primarily due to sales volume and product mix.
SG&A expenses. Our SG&A expenses increased by $0.8 million, or 1.0%, to $78.5 million, or 2.8% of revenues, for fiscal year 2024, compared with $77.7 million, or 2.9% of revenues, for fiscal year 2023. Our SG&A expenses increased during fiscal year 2024, compared with fiscal year 2023, mainly due to (1) an increase in sales and marketing expenses of $1.0 million; (2) a net increase in allowance for expected credit losses of $0.9 million; (3) an increase in information technology repair and maintenance expenses of $0.5 million; (4) an increase in R&D expenses of $0.3 million; and (5) an increase in share-based compensation expenses of $0.2 million; offset by (1) recognizing an actuarial gain on obligation of $0.4 million in fiscal year 2024, compared with recognizing an actuarial loss on obligation of $1.1 million in fiscal year 2023; (2) a decrease in legal and consulting fees of $0.4 million; and (3) a decrease in customer relationships amortization of $0.2 million.
Restructuring and other related costs. We recorded a de minimis amount of restructuring costs for fiscal year 2024. We recorded restructuring and other related costs for fiscal year 2023 of $6.9 million.
Operating income. Our operating income increased by $25.9 million, or 10.3%, to $277.6 million, or 9.6% of revenues, for fiscal year 2024, compared with $251.7 million, or 9.5% of revenues, for fiscal year 2023.
Interest income. Our interest income increased by $22.0 million, or 196.4% to $33.2 million, or 1.2% of revenues, for fiscal year 2024, compared with $11.2 million, or 0.4% for fiscal year 2023. The increase was primarily due to a higher weighted average interest rate in fiscal year 2024 and a higher average cash balance and short-term investment of $722.0 million in fiscal year 2024, compared with $468.0 million in fiscal year 2023.

Interest expense. Our interest expense decreased by $1.4 million to $0.1 million for fiscal year 2024, compared with $1.5 million for fiscal year 2023. The decrease was primarily due to a decrease in the long-term loan balance.
Foreign exchange gain (loss), net. We recorded foreign exchange gain, net of $0.4 million for fiscal year 2024, compared with foreign exchange loss, net of $1.2 million for fiscal year 2023. The foreign exchange gain was mainly due to (1) lower realized loss from payment/receipt of $1.0 million, (2) unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $0.9 million, and (3) higher unrealized gain from mark-to-market of forward contracts of $0.3 million, offset by (1) unrealized loss from revaluation of currencies other than Thai baht of $0.5 million, and (2) lower foreign exchange gain, totaling $0.1 million from our subsidiaries in the PRC and the U.K.
Income before income taxes. We recorded income before income taxes of $311.4 million for fiscal year 2024, compared with $260.1 million for fiscal year 2023.
Income tax expense. Our provision for income tax reflects an effective tax rate of 4.9% and 4.7% for fiscal year 2024 and fiscal year 2023, respectively. The increase was primarily due to a full valuation allowance of $3.8 million for deferred tax assets set up in fiscal year 2024.
Net income. We recorded net income of $296.2 million, or 10.3% of revenues, for fiscal year 2024, compared with net income of $247.9 million, or 9.4% of revenues, for fiscal year 2023.
Other comprehensive income (loss). We recorded other comprehensive income of $5.0 million, or 0.2% of revenues, for fiscal year 2024, compared with other comprehensive income of $4.7 million, or 0.2% of revenues, for fiscal year 2023. The increase in other comprehensive income was mainly due to higher unrealized gain from mark-to-market of forward contracts and interest rate swap agreement of $1.0 million, offset by (1) lower unrealized gain from mark-to-market of available-for-sale debt securities of $0.6 million, and (2) lower gain from retirement benefits plan of $0.1 million.
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
SG&A expenses. Our SG&A expenses increased by $3.8 million, or 5.1%, to $77.7 million, or 2.9% of revenues, for fiscal year 2023, compared with $73.9 million, or 3.3% of revenues, for fiscal year 2022. Our SG&A expenses increased during fiscal year 2023, compared with fiscal year 2022, mainly due to (1) recognizing an actuarial loss on obligation of $1.1 million in fiscal year 2023, compared with recognizing an actuarial gain on obligation of $1.5 million in fiscal year 2022; (2) an increase in executive benefits of $1.0 million; (3) an increase in R&D expenses of $0.8 million; (4) an increase in legal and consulting fees of $0.6 million; and (5) an increase in insurance expenses of $0.3 million; offset by a net decrease in allowance for expected credit losses of $1.5 million.
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
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operating activities. As of June 28, 2024 and June 30, 2023, we had cash, cash equivalents, and short-term investments of $858.6 million and $550.5 million, respectively, and no outstanding debt and outstanding debt of $12.2 million, respectively.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents for fiscal year 2024, fiscal year 2023 and fiscal year 2022 was 4.4%, 2.4% and 0.5%, respectively.
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
As of June 30, 2023, we had long-term borrowing under our credit facility agreement of $12.2 million. As of June 28, 2024, we had no outstanding balance under our credit facility agreement (see Note 13 of the Notes to Consolidated Financial Statements for further details). To better manage our cash on hand, we held short-term investments of $448.6 million as of June 28, 2024.
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
The following table shows our cash flows for the periods indicated:

	Years Ended
(in thousands)	June 28, 2024	June 30, 2023	June 24, 2022
Net cash provided by operating activities	$413,146	$213,310	$124,246
Net cash used in investing activities	$(169,751)	$(98,717)	$(135,543)
Net cash used in financing activities	$(64,853)	$(80,984)	$(92,934)
Net increase (decrease) in cash, cash equivalents and restricted cash	$178,542	$33,609	$(104,231)
Cash, cash equivalents and restricted cash, beginning of period	$231,368	$198,365	$303,123
Cash, cash equivalents and restricted cash, end of period	$409,973	$231,368	$198,365
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. The increase in cash provided by operating activities for fiscal year 2024 as compared to fiscal year 2023 was primarily driven by efficient cash-favorable working capital changes and higher net income.
Investing Activities
Investing cash flows consist primarily of investment purchases, sales, maturities, and disposals; and capital expenditures. Cash used in investing activities was higher for fiscal year 2024 as compared to cash used in investing activities for fiscal year 2023 primarily due to an increase in investment purchases partially offset by lower capital expenditures.
Financing Activities
Financing cash flows consist primarily of repayment of long-term debt, share repurchases, and withholding tax related to net share settlement of restricted share units. Cash used in financing activities was lower for fiscal year 2024 as compared to the fiscal year 2023 primarily due to lower volume of share repurchases and a decrease in withholding tax related to net share settlement of restricted share units, and lower repayment of long-term borrowings due to one fewer installment from one fewer week in the first quarter of fiscal year 2024 compared to fiscal year 2023.
Material Cash Requirements for Contractual Obligations
As of June 28, 2024, we had material cash requirements of $5.9 million including scheduled payments within one year of $1.6 million and after one year of $4.3 million. These material cash requirements consisted of the following contractual and other obligations.
Operating Lease
As of June 28, 2024, we have certain operating lease arrangements under which the lease payments are calculated using the straight-line method. Our rental expenses under these leases which will be paid within one year is $1.6 million and after one year is $4.3 million.
Capital Expenditures
The following table sets forth our capital expenditures, which include amounts for which payments have been accrued, for the periods indicated.

	Years Ended
(in thousands)	June 28, 2024	June 30, 2023	June 24, 2022
Capital expenditures	$49,270	$66,712	$80,462
During fiscal year 2024, fiscal year 2023, and fiscal year 2022, we invested in a manufacturing building at our Chonburi campus and continued to purchase equipment to support the expansion of our manufacturing facilities in Thailand, the PRC and Israel. We expect our capital expenditures for fiscal year 2025 to increase compared to fiscal year 2024 mainly due to investment in the new manufacturing building and building improvements at our Chonburi campus.

Recent Accounting Pronouncements
See Note 2 of the Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $858.6 million, $550.5 million and $478.2 million, as of June 28, 2024, June 30, 2023 and June 24, 2022, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during fiscal year 2024, fiscal year 2023 and fiscal year 2022, our interest income would have decreased by approximately $0.7 million, $0.5 million and $0.4 million, respectively, assuming consistent investment levels.
We also have interest rate risk exposure in movements in interest rates associated with our interest-bearing liabilities. The interest-bearing liabilities are denominated in U.S. dollars. Until September 29, 2023, the interest expense was based on LIBOR, plus an additional margin, depending on the lending institution. If the LIBOR had increased by 100 basis points during fiscal year 2024, fiscal year 2023 and fiscal year 2022, our interest expense would have increased by approximately $0.1 million, $0.2 million and $0.3 million, respectively, assuming consistent borrowing levels. As a result of the phase-out of LIBOR, we amended the Term Loan Agreement to replace the interest rate reference from LIBOR to the SOFR effective from September 29, 2023 (see Note 13).
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
As a consequence, our gross profit margins, operating results, profitability and cash flows are adversely impacted when the dollar depreciates relative to the Thai baht or the RMB. We have a particularly significant currency rate exposure to changes in the exchange rate between the Thai baht, the RMB and the U.S. dollar. We must translate foreign currency-denominated results of operations, assets and liabilities for our foreign subsidiaries to U.S. dollars in our consolidated financial statements. Consequently, increases and decreases in the value of the U.S. dollar compared with such foreign currencies will affect our reported results of operations and the value of our assets and liabilities on our consolidated balance sheets, even if our results of operations or the value of those assets and liabilities has not changed in its original currency. These transactions could significantly affect the comparability of our results between financial periods or result in significant changes to the carrying value of our assets, liabilities and shareholders’ equity.
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to twelve months in duration, leaving us exposed to longer term changes in exchange rates. We designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. From December 28, 2019, any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income in the consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded unrealized gain of $0.7 million and $0.4 million, respectively, for the year ended June 28, 2024 and June 30, 2023, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $7.2 million and $6.0 million as of June 28, 2024 and June 30, 2023, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of June 28, 2024, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of June 28, 2024 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale and held-to-maturity securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements of Fabrinet

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Fabrinet
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fabrinet and its subsidiaries (the “Company”) as of June 28, 2024 and June 30, 2023, and the related consolidated statements of operations and comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows for each of the three years in the period ended June 28, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 28, 2024 and June 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 28, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Note 2 to the consolidated financial statements, management applies five-step in their determination of revenue to be recognized and the control of the product is typically transferred to the customer depending on the terms of the contract. The management applies judgment in identifying and evaluating any terms and conditions when the Company has an enforceable right to payment. For the fiscal year ended June 28, 2024, the Company’s revenue was $2,883.0 million.
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

/s/ PricewaterhouseCoopers ABAS Ltd.
Bangkok, Thailand
August 20, 2024
We have served as the Company’s auditor since 1999.

FABRINET
CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data and par value)	June 28, 2024	June 30, 2023
Assets
Current assets
Cash and cash equivalents	$409,973	$231,368
Short-term investments	448,630	319,100
Trade accounts receivable, net of allowance for expected credit losses of $1,629 and $965, respectively	592,452	531,767
Inventories	463,206	519,576
Prepaid expenses	10,620	7,849
Other current assets	87,810	42,880
Total current assets	2,012,691	1,652,540
Non-current assets
Property, plant and equipment, net	307,240	310,350
Intangibles, net	2,321	2,394
Operating right-of-use assets	5,336	1,634
Deferred tax assets	10,446	12,095
Other non-current assets	485	635
Total non-current assets	325,828	327,108
Total Assets	$2,338,519	$1,979,648
Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$—	$12,156
Trade accounts payable	441,835	381,129
Fixed assets payable	14,380	13,526
Operating lease liabilities, current portion	1,355	1,201
Income tax payable	3,937	6,024
Accrued payroll, bonus and related expenses	22,116	23,748
Accrued expenses	19,916	20,447
Other payables	54,403	23,654
Total current liabilities	557,942	481,885
Non-current liabilities
Deferred tax liability	4,895	4,799
Operating lease liabilities, non-current portion	3,635	66
Severance liabilities	24,093	22,159
Other non-current liabilities	2,209	2,081
Total non-current liabilities	34,832	29,105
Total Liabilities	592,774	510,990
Commitments and contingencies (Note 19)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of June 28, 2024 and June 30, 2023)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,457,462 shares and 39,284,176 shares issued as of June 28, 2024 and June 30, 2023, respectively; and 36,145,242 shares and 36,183,682 shares outstanding as of June 28, 2024 and June 30, 2023, respectively)	395	393
Additional paid-in capital	222,044	206,624
Less: Treasury shares (3,312,220 shares and 3,100,494 shares as of June 28, 2024 and June 30, 2023, respectively)	(234,323)	(194,833)
Accumulated other comprehensive income (loss)	(3,141)	(8,115)
Retained earnings	1,760,770	1,464,589
Total Shareholders’ Equity	1,745,745	1,468,658
Total Liabilities and Shareholders’ Equity	$2,338,519	$1,979,648
The accompanying notes are an integral part of these consolidated financial statements.

FABRINET
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended
(in thousands of U.S. dollars, except per share data)	June 28, 2024	June 30, 2023	June 24, 2022
Revenues	$2,882,967	$2,645,237	$2,262,224
Cost of revenues	(2,526,849)	(2,308,964)	(1,983,630)
Gross profit	356,118	336,273	278,594
Selling, general and administrative expenses	(78,481)	(77,673)	(73,941)
Restructuring and other related costs	(32)	(6,896)	(135)
Operating income	277,605	251,704	204,518
Interest income	33,204	11,234	2,205
Interest expense	(124)	(1,472)	(432)
Foreign exchange gain (loss), net	382	(1,211)	2,302
Other income (expense), net	287	(159)	(1,627)
Income before income taxes	311,354	260,096	206,966
Income tax expense	(15,173)	(12,183)	(6,586)
Net income	296,181	247,913	200,380
Other comprehensive income (loss), net of tax
Change in net unrealized gain (loss) on available-for-sale securities	2,100	2,739	(6,326)
Change in net unrealized gain (loss) on derivative instruments	2,561	1,541	(578)
Change in net retirement benefits plan – prior service cost	330	473	622
Change in foreign currency translation adjustment	(17)	(75)	(245)
Total other comprehensive income (loss), net of tax	4,974	4,678	(6,527)
Net comprehensive income	$301,155	$252,591	$193,853
Earnings per share
Basic	8.17	6.79	5.43
Diluted	8.10	6.73	5.36
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	36,246	36,515	36,876
Diluted	36,564	36,855	37,394
The accompanying notes are an integral part of these consolidated financial statements.

FABRINET
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balances at June 25, 2021	38,749,045	388	189,445	(87,343)	(6,266)	1,016,296	1,112,520
Net income	—	—	—	—	—	200,380	200,380
Other comprehensive income (loss)	—	—	—	—	(6,527)	—	(6,527)
Share-based compensation	—	—	28,048	—	—	—	28,048
Issuance of ordinary shares	299,655	2	(2)	—	—	—	—
Repurchase of 628,428 shares held as treasury shares	—	—	—	(59,915)	—	—	(59,915)
Tax withholdings related to net share settlement of restricted share units	—	—	(20,824)	—	—	—	(20,824)
Balances at June 24, 2022	39,048,700	390	196,667	(147,258)	(12,793)	1,216,676	1,253,682
Net income	—	—	—	—	—	247,913	247,913
Other comprehensive income (loss)	—	—	—	—	4,678	—	4,678
Share-based compensation	—	—	28,127	—	—	—	28,127
Issuance of ordinary shares	235,476	3	(3)	—	—	—	—
Repurchase of 488,477 shares held as treasury shares	—	—	—	(47,575)	—	—	(47,575)
Tax withholdings related to net share settlement of restricted share units	—	—	(18,167)	—	—	—	(18,167)
Balances at June 30, 2023	39,284,176	393	206,624	(194,833)	(8,115)	1,464,589	1,468,658
Net income	—	—	—	—	—	296,181	296,181
Other comprehensive income (loss)	—	—	—	—	4,974	—	4,974
Share-based compensation	—	—	28,597	—	—	—	28,597
Issuance of ordinary shares	173,286	2	(2)	—	—	—	—
Repurchase of 211,726 shares held as treasury shares	—	—	—	(39,490)	—	—	(39,490)
Tax withholdings related to net share settlement of restricted share units	—	—	(13,175)	—	—	—	(13,175)
Balances at June 28, 2024	39,457,462	395	222,044	(234,323)	(3,141)	1,760,770	1,745,745

The accompanying notes are an integral part of these consolidated financial statements.

FABRINET
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands of U. S. dollars)	June 28, 2024	June 30, 2023	June 24, 2022
Cash flows from operating activities
Net income	$296,181	$247,913	$200,380
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	49,017	43,832	38,738
Non-cash restructuring charges and other related costs	—	2,201	—
(Gain) loss on disposal and impairment of property, plant and equipment	62	(1,506)	(101)
(Gain) loss from sales and maturities of available-for-sale securities	(1)	92	13
Amortization of discount (premium) of short-term investments	(3,399)	280	3,691
(Reversal of) allowance for expected credit losses	664	(307)	1,171
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	(849)	175	(2,832)
Amortization of fair value at hedge inception of interest rate swaps	(220)	(587)	(937)
Share-based compensation	28,374	28,127	28,048
Deferred income tax	1,672	(3,484)	(191)
Other non-cash expenses	311	632	1,422
Changes in operating assets and liabilities
Trade accounts receivable	(61,279)	(76,917)	(105,550)
Inventories	56,370	37,449	(135,011)
Other current assets and non-current assets	(46,715)	(13,568)	(6,430)
Trade accounts payable	60,040	(58,596)	93,499
Income tax payable	(1,960)	2,977	(761)
Severance liabilities	2,771	3,753	1,033
Other current liabilities and non-current liabilities	32,107	844	8,064
Net cash provided by operating activities	413,146	213,310	124,246
Cash flows from investing activities
Purchase of short-term investments	(435,905)	(217,005)	(198,318)
Proceeds from sales of short-term investments	40,000	30,179	19,463
Proceeds from maturities of short-term investments	271,877	150,252	133,632
Purchase of property, plant and equipment	(47,528)	(61,360)	(89,588)
Purchase of intangibles	(889)	(911)	(995)
Proceeds from disposal of property, plant and equipment	2,694	128	263
Net cash used in investing activities	(169,751)	(98,717)	(135,543)
Cash flows from financing activities
Repayment of long-term borrowings	(12,188)	(15,233)	(12,188)
Repayment of finance lease liability	—	(9)	(7)
Repurchase of ordinary shares	(39,490)	(47,575)	(59,915)
Withholding tax related to net share settlement of restricted share units	(13,175)	(18,167)	(20,824)
Net cash used in financing activities	(64,853)	(80,984)	(92,934)
Net increase (decrease) in cash, cash equivalents and restricted cash	$178,542	$33,609	$(104,231)
Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at the beginning of period	$231,368	$198,365	$303,123
Increase (decrease) in cash, cash equivalents and restricted cash	178,542	33,609	(104,231)
Effect of exchange rate on cash, cash equivalents and restricted cash	63	(606)	(527)

FABRINET
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended
(in thousands of U. S. dollars)	June 28, 2024	June 30, 2023	June 24, 2022
Cash, cash equivalents and restricted cash at the end of period	$409,973	$231,368	$198,365
Supplemental disclosures
Cash paid for
Interest	$312	$2,377	$2,244
Taxes	$16,452	$14,158	$9,296
Cash received for interest	$29,783	$11,048	$1,603
Non-cash investing and financing activities
Construction, software and equipment related payables	$14,380	$13,526	$9,085
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sums to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
(in thousands of U. S. dollars)	June 28, 2024	June 30, 2023	June 24, 2022
Cash and cash equivalents	$409,973	$231,368	$197,996
Restricted cash	—	—	369
Cash, cash equivalents and restricted cash	$409,973	$231,368	$198,365
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
The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers of complex products, such as optical communication components, modules and sub-systems, industrial lasers, automotive components, medical devices, and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and testing. The Company focuses primarily on the production of low-volume, high-mix products. The principal subsidiaries of Fabrinet include Fabrinet Co., Ltd. (“Fabrinet Thailand”), Casix, Inc. (“Casix”), Fabrinet West, Inc. (“Fabrinet West”) and Fabrinet Israel Ltd. (“Fabrinet Israel”).
2.    Summary of significant accounting policies
Principles of consolidation
The Company utilizes a 52-53 week fiscal year ending on the last Friday in June. Fiscal years 2024, 2023, and 2022 ended on June 28, 2024, June 30, 2023, and June 24, 2022, respectively, and consisted of 52 weeks, 53 weeks and 52 weeks, respectively.
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
Cash and cash equivalents
All highly liquid investments with original maturities of three months or less from the date of purchase are classified as cash equivalents. Cash and cash equivalents consist of cash deposited in checking accounts, time deposits with maturities of three months or less, money market accounts, and short-term investments with maturities of three months or less at the date of purchase.
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
Trade accounts receivable
Accounts receivable are recorded and carried at the original invoiced amount less an allowance for any potential uncollectible amounts. The Company estimates expected credit losses for the allowance for expected credit losses based upon its assessment of various factors, including historical experience, the age of the accounts receivable balances, credit quality of its customers, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers. The estimated credit loss allowance is recorded as selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
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
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The Company's leases generally do not provide an implicit rate, nor is the implicit rate readily determinable. When the implicit rate is not readily determinable, the Company uses its incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future payment. The operating lease ROU assets also include any lease payments made and exclude lease incentives and initial direct costs incurred. Variable lease payments are expensed as incurred and are not included within the ROU asset and lease liability calculation. Variable lease payments primarily include reimbursements of costs incurred by lessors for common area maintenance and utilities. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.
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
The Company may initiate goodwill impairment testing by considering qualitative factors to determine whether it is more likely than not that a reportable unit carrying value is greater than its fair value. If the Company’s qualitative assessment indicates it is more likely than not that the fair value of a reporting unit exceeds its carrying value, no further analysis is required and goodwill is not impaired. Otherwise, the Company performs a quantitative goodwill impairment test to determine if goodwill is impaired. The quantitative test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reportable segment exceeds the carrying value of the net assets associated with the segment, goodwill is not considered impaired. If the carrying value of the net assets associated with the reportable segment exceeds the fair value of the segment, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the carrying value of the reportable segment’s goodwill. The reporting unit’s carrying value used in an impairment test represents the assignment of various assets and liabilities, excluding certain corporate assets and liabilities, such as cash, investments, and debt.
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
Service revenues of $122.6 million, $116.2 million and $140.4 million were recognized in the consolidated statements of operations and comprehensive income for the years ended June 28, 2024, June 30, 2023 and June 24, 2022, respectively.
Contract Costs
The incremental costs of obtaining a contract with a customer are recognized as an asset (not expensed as incurred) if such costs are expected to be recovered. Incremental costs of obtaining a contract are costs that the Company would not have incurred if the contract had not been obtained (e.g., sales commissions or similar incentive payments linked directly to new or modified customer contracts). Costs that would have been incurred regardless of whether a customer contract was obtained (e.g., costs of pursuing the contract, legal advice, etc.) are expensed as incurred, unless such costs are explicitly chargeable to the customer. During the years ended June 28, 2024, June 30, 2023 and June 24, 2022, the Company did not have any incremental costs of obtaining a contract.
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
Warranty cost allowances were recognized in the consolidated statements of operations and comprehensive income for the years ended June 28, 2024, June 30, 2023 and June 24, 2022 with de minimis amount.
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
Adoption of New Accounting Standards
No new accounting standard was adopted during the year ended June 28, 2024.
New Accounting Standards—not yet adopted by the Company
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU will be effective for the Company in fiscal year 2025. The Company is currently assessing the impact to its disclosures.
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
A contract asset is recognized when the Company has recognized revenues prior to an invoice for payment. Contract assets are recognized in the consolidated balance sheets under other current assets and transferred to accounts receivable when rights to payment become unconditional. No impairment for contract assets was recorded for the years ended June 28, 2024 and June 30, 2023.
As of June 28, 2024 and June 30, 2023, the Company's contract assets were de minimis.
A contract liability is recognized when the Company has advance payment arrangements with customers. Contract liabilities are recognized in the consolidated balance sheets under other payables. The contract liabilities balance is normally recognized as revenue within six months.
The following tables summarize the activity in the Company’s contract liabilities during the years ended June 28, 2024 and June 30, 2023:

(in thousands)	Contract Liabilities
Balance as of June 24, 2022	$1,982
Advance payment received during the year	14,124
Revenue recognized	(13,070)
Balance as of June 30, 2023	3,036
Advance payment received during the year	11,069
Revenue recognized	(6,259)
Balance as of June 28, 2024	$7,846

Revenue by Geographic Area and End Market
Total revenues are attributed to a particular geographic area based on the bill-to-location of the Company’s customers. The Company operates primarily in three geographic regions: North America; Asia-Pacific and others; and Europe.
The following table presents total revenues by geographic regions:

(in thousands, except percentages)	Year ended June 28, 2024	As a % of Total Revenues	Year ended June 30, 2023	As a % of Total Revenues	Year ended June 24, 2022	As a % of Total Revenues
North America	$1,053,141	36.5%	$1,269,965	48.0%	$1,114,504	49.3%
Asia-Pacific	1,646,055	57.1	1,143,510	43.2	838,051	37.0
Europe	183,771	6.4	231,762	8.8	309,669	13.7
	$2,882,967	100.0%	$2,645,237	100.0%	$2,262,224	100.0%

	Years Ended
(in thousands, except percentages)	June 28, 2024	June 30, 2023	June 24, 2022
North America
U.S.	1,041,046	1,247,422	1,099,244
Others (1)	12,095	22,543	15,260
Total revenue in North America	1,053,141	1,269,965	1,114,504
Asia-Pacific and others
Israel (2)	1,049,730	341,025	101,058
India	269,304	325,478	278,117
Malaysia	117,929	162,599	212,286
China	65,497	73,094	55,201
Hong Kong	60,489	132,136	83,651
Thailand	47,339	58,850	36,489
Japan	25,094	41,105	60,121
Others	10,673	9,223	11,128
Total revenue in Asia-Pacific and others	1,646,055	1,143,510	838,051
Europe
U.K.	87,051	125,082	90,921
Germany	42,817	54,732	40,794
Ireland	599	647	133,225
Others	53,304	51,301	44,729
Total revenue in Europe	$183,771	$231,762	$309,669
Total revenue	$2,882,967	$2,645,237	$2,262,224
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each year presented is $0.
(2)Due to increase in revenue from a significant customer.
The following table presents revenues by end market and product category.

(in thousands, except percentages)	Year ended June 28, 2024	As a % of Total Revenues	Year ended June 30, 2023	As a % of Total Revenues	Year ended June 24, 2022	As a % of Total Revenues
Optical communications
Datacom	$1,150,307		$520,796		$361,306
Telecom	1,138,708		1,487,551		1,421,493
Total revenue - Optical communications	$2,289,015	79.4%	$2,008,347	75.9%	$1,782,799	78.8%
Non-optical communications
Automotive	$327,188		$368,581		$204,407
Industrial laser	122,722		125,415		149,357
Others	144,042		142,894		125,661
Total revenue - Non-optical communications	$593,952	20.6%	$636,890	24.1%	$479,425	21.2%
Total revenue	$2,882,967	100.0%	$2,645,237	100.0%	$2,262,224	100.0%

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
The Company’s income tax expense consisted of the following:

	Years Ended
(in thousands)	June 28, 2024	June 30, 2023	June 24, 2022
Current	$11,993	$15,044	$6,744
Deferred	3,180	(2,861)	(158)
Total income tax expense	$15,173	$12,183	$6,586
The reconciliation between the Company’s taxes that would arise by applying the statutory tax rate of the country of the Company’s principal operations, Thailand, to the Company’s effective tax charge is shown below:

	Years Ended
(in thousands)	June 28, 2024	June 30, 2023	June 24, 2022
Income before income taxes (1)	$311,354	$260,096	$206,966
Tax expense calculated at a statutory corporate income tax rate of 20%	62,271	52,019	41,393
Effect of income taxes from locations with tax rates different from Thailand	(945)	659	681
Income not subject to tax (2)	(62,940)	(43,679)	(35,982)
Income tax on unremitted earnings	1,488	2,452	1,417
Non-deductible expenses	10,347	35	68
Foreign operations	(534)	1,968	(1,165)
Tax rebate from research and development application	17	(124)	(873)
Provision for uncertain income tax position	1,131	(7)	668
Utilization of loss and tax credits carryforward	—	(80)	(194)
Changes in valuation allowance (3)	3,759	(1,608)	—
Others	579	548	573
Corporate income tax expense	$15,173	$12,183	$6,586
(1)Income before income taxes was primarily generated from domestic operations in the Cayman Islands amounted to $306.0 million, $196.5 million and $171.0 million for the years ended June 28, 2024, June 30, 2023 and June 24, 2022, respectively.

(2)Income not subject to tax relates to income earned in the Cayman and Mauritius Islands and income subject to an investment promotion privilege in Thailand. Income not subject to tax per ordinary share on a diluted basis was $1.72, $1.19, and $0.96 for the years ended June 28, 2024, June 30, 2023, and June 24, 2022, respectively.
(3)Changes in valuation allowances were due to adjustments based on management's assessment on the realizability of the related deferred tax assets.
The Company’s deferred tax assets and deferred tax liabilities, net of valuation allowance, at each balance sheet date are as follows:

	As of
(in thousands)	June 28, 2024	June 30, 2023
Deferred tax assets:
Depreciation	$1,890	$1,999
Severance liability	4,496	4,058
Reserves and allowance	3,735	1,712
Net operating loss carryforwards	3,146	7,142
Others	792	1,008
Total	14,059	15,919
Less: Valuation allowance	(3,613)	(3,824)
Net deferred tax assets	$10,446	$12,095

Deferred tax liabilities:
Temporary differences from intangibles and changes in the fair value of assets acquired	$(1,626)	$(1,711)
Deferred tax from unremitted earnings	(5,303)	(4,819)
Others	2,034	1,731
Total	(4,895)	(4,799)
Net	$5,551	$7,296
The changes in the valuation allowances of deferred tax assets were as follows:

(in thousands)	Valuation allowances of deferred tax assets
Balance as of June 25, 2021	$2,061
Additional	2,873
Balance as of June 24, 2022	4,934
Additional	498
Reduction	(1,608)
Balance as of June 30, 2023	3,824
Additional	3,613
Reduction	(3,824)
Balance as of June 28, 2024	$3,613
During fiscal year 2020, one of our subsidiaries in the U.K. also generated net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future. Therefore, management believed it was more likely than not that all of the deferred tax assets of such subsidiary would not be utilized. Thus, a full valuation allowance of $1.6 million for the deferred tax assets was set up as of the end of fiscal year 2020. A full valuation allowance of $3.8 million, $4.9 million and $2.1 million were set up for the fiscal year ended June 30, 2023, June 24, 2022 and June 25, 2021, respectively. During fiscal year 2024, deferred tax assets and valuation allowance were released due to our cessation of operations in the U.K.
During fiscal year 2023, the other subsidiary in the U.K. generated taxable income and was able to utilize loss carryforwards. Management determined that it was more likely than not that future taxable income would be sufficient to allow utilization of the deferred tax assets. Thus, a full valuation allowance of $1.6 million for the deferred tax assets was released as of June 30, 2023. In fiscal year 2024, due to our cessation of operations in the U.K., management believe that it will not generate sufficient taxable income to utilize the remaining deferred tax assets. Thus, a full valuation allowance of $1.0 million was recorded.
During fiscal year 2024, our subsidiary in Israel continued to generate net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future; therefore, management believed it was more likely than not that all of the deferred tax assets of such subsidiary would not be utilized. Thus, a full valuation allowance of $2.7 million for the deferred tax assets was set up as of the end of fiscal year 2024.
Income tax liabilities have not been established for withholding tax and other taxes that would be payable on the unremitted earnings in Thailand, which are permanently reinvested. Unremitted earnings in Thailand totaled $144.4 million and $135.1 million as of June 28, 2024 and June 30, 2023, respectively. Unrecognized deferred tax liabilities for such unremitted earnings were $11.6 million and $12.3 million as of June 28, 2024 and June 30, 2023, respectively.
Deferred tax liabilities of $1.5 million and $1.9 million have been established for withholding tax on the unremitted earnings in China for the years ended June 28, 2024 and June 30, 2023, respectively, which are included in non-current deferred tax liability in the consolidated balance sheets.
Uncertain income tax positions
Interest and penalties related to uncertain income tax positions are recognized in income tax expense. The Company had approximately $0.2 million of accrued interest and penalties related to uncertain income tax positions on the consolidated balance sheets as of June 28, 2024. The Company recorded interest and penalties of $0.1 million and $0.1 million for the years ended June 30, 2023 and June 24, 2022, respectively, in the consolidated statements of operations and comprehensive income. The amount of interest and penalties reversed in fiscal 2024 provision for income taxes is $0.2 million. With regard to the Thailand jurisdiction, tax years 2018 through 2022 remain open to examination by the local authorities.
The following table indicates the changes to the Company’s uncertain income tax positions for the years ended June 28, 2024, June 30, 2023 and June 24, 2022, excluding interest and penalties, were as follows:

	Years Ended
(in thousands)	June 28, 2024	June 30, 2023	June 24, 2022
Beginning balance	$1,288	$1,392	$807
Additions during the year	1,091	15	610
Release of tax positions of prior years	(1,130)	(119)	(25)
Ending balance	$1,249	$1,288	$1,392

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
Earnings per ordinary share was calculated as follows:

	Years Ended
(in thousands, except per share data)	June 28, 2024	June 30, 2023	June 24, 2022
Net income attributable to shareholders	$296,181	$247,913	$200,380
Weighted-average number of ordinary shares outstanding	36,246	36,515	36,876
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units and performance share units	318	340	518
Weighted-average number of ordinary shares for diluted earnings per ordinary share	36,564	36,855	37,394
Basic earnings per ordinary share	$8.17	$6.79	$5.43
Diluted earnings per ordinary share	$8.10	$6.73	$5.36

6.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments by category is as follows:

			Fair Value
(in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of June 28, 2024
Cash	$409,938	$—	$409,938	$—	$—
Cash equivalents	35	—	35	—	—
Certificates of deposit and time deposits	134,288	(5)	—	134,283	—
Corporate debt securities	137,695	(932)	—	136,763	—
U.S. agency and U.S. Treasury securities	177,824	(240)	—	177,584	—
Total	$859,780	$(1,177)	$409,973	$448,630	$—
As of June 30, 2023
Cash	$230,967	$—	$230,967	$—	$—
Cash equivalents	401	—	401	—	—
Liquidity funds	41,104	—	—	—	41,104
Certificate of deposits	64,278	329	—	64,607	—
Corporate debt securities	161,453	(3,375)	—	158,078	—
U.S. agency and U.S. Treasury securities	55,542	(231)	—	55,311	—
Total	$553,745	$(3,277)	$231,368	$277,996	$41,104
The cash equivalents include short-term bank deposits, investments in money market funds, and marketable securities with maturities of three months or less at the date of purchase. The effective interest rate on short term bank deposits was 4.4% and 2.4% per annum for the years ended June 28, 2024 and June 30, 2023, respectively.
As of June 28, 2024, the Company had investments in certificates of deposit of $83.8 million and term deposit of $50.5 million which were classified as available-for-sale debt securities. As of June 30, 2023, the Company had investments in certificates of deposit of $44.6 million and term deposit of $20.0 million.
As of June 28, 2024 and June 30, 2023, 74% and 69%, respectively, of our cash and cash equivalents were held by the Parent Company.

The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale securities based on stated effective maturities as of June 28, 2024 and June 30, 2023:

	June 28, 2024		June 30, 2023
(in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$110,671	$110,669	$172,992	$173,137
Due between one to five years	339,136	337,961	149,385	145,963
Total	$449,807	$448,630	$322,377	$319,100
During the year ended June 28, 2024, the Company recognized a de minimis gain from sales of available-for-sale debt securities in interest income in the consolidated statements of operations and comprehensive income. During the year ended June 30, 2023, the Company recognized a realized loss of $0.1 million from sales of available-for-sale debt securities in interest income in the consolidated statements of operations and comprehensive income.
As of June 28, 2024 and June 30, 2023, the Company considered the decline in market value of its available-for-sale debt securities by using the AFS debt security impairment model. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The Company assessed impairment at the individual security level according to the relevant accounting standard by comparing its fair value/market value with its amortized cost. The Company considered factors such as the failure of the issuer of the security to make scheduled interest and principal payments and any changes to the credit rating of the security by a rating agency. The credit rating of the Company's invested securities are still in compliance with the Company's investment policy. No impairment losses on available-for-sale debt securities were recorded for the year ended June 28, 2024 and June 30, 2023.

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

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 28, 2024
Assets
Cash equivalents	$—	$35		$—	$35
Certificates of deposit and time deposits	—	134,283		—	134,283
Corporate debt securities	—	136,763		—	136,763
U.S. agency and U.S. Treasury securities	—	177,584		—	177,584
Derivative assets - current portion	—	15	(1)	—	15
Total	$—	$448,680		$—	$448,680
Liabilities
Derivative liabilities - current portion	$—	$(2,244)		$—	$(2,244)
Total	$—	$(2,244)	(2)	$—	$(2,244)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 30, 2023
Assets
Cash equivalents	$—	$401		$—	$401
Liquidity funds	—	41,104		—	41,104
Certificates of deposit and time deposits	—	64,607		—	64,607
Corporate debt securities	—	158,078		—	158,078
U.S. agency and U.S. Treasury securities	—	55,311		—	55,311
Derivative assets - current portion	—	221	(3)	—	221
Total	$—	$319,722		$—	$319,722
Liabilities
Derivative liabilities - current portion	$—	$(5,236)		$—	$(5,236)
Total	$—	$(5,236)	(4)	$—	$(5,236)

(1)Foreign currency forward contracts with an aggregate notional amount of $8.0 million.
(2)Foreign currency forward contracts with an aggregate notional amount of $127.0 million and 0.4 million Canadian dollars.
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
As of June 28, 2024, the Company had 135 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $135.0 million and with maturity dates ranging from July 2024 through January 2025, and one foreign currency contract with a notional amount of 0.4 million Canadian dollars and with a maturity date in September 2024.
As of June 30, 2023, the Company had 143 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $143.0 million and with maturity dates ranging from July 2023 through January 2024, and one foreign currency contract with a notional amount of 0.2 million Canadian dollars and with a maturity date in September 2023.
As of June 28, 2024, the hedging relationship over foreign currency forward contracts which were designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. As of June 28, 2024, the amount in AOCI that is expected to be reclassified into earnings within 12 months as loss was $1.2 million.
During the year ended June 28, 2024 and June 30, 2023, the Company included an unrealized gain of $0.7 million and $0.4 million, respectively, from changes in fair value of foreign currency forward and option contracts which were not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the consolidated statements of operations and comprehensive income.
Interest Rate Swap Agreements
The Company entered into interest rate swap agreements to mitigate interest rate risk and improve the interest rate profile of the Company’s debt obligations. As of June 28, 2024, the Company had no outstanding interest rate swap agreements and as of June 30, 2023, the Company had one outstanding interest rate swap agreement with a notional amount of $60.9 million.
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
On September 27, 2019, the Company designated these two interest rate swaps as a cash flow hedge for the Company’s term loan under the credit facility agreement with Bank of Ayudhya Public Company Limited. The combination of these two interest rate swaps qualified for hedge accounting because the hedges were highly effective, and the Company had designated and documented contemporaneously the hedging relationships involving these interest rate swaps, one of which matured in June 2023. While the Company intends to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in earnings. From September 27, 2019, any gains or losses related to these interest rate swaps are recorded in AOCI in the consolidated balance sheets. The Company reclassifies a portion of the gains or losses from AOCI into earnings at each reporting period based on either the accrued interest amount or the interest payment.
As of June 28, 2024, there is no amount in AOCI that is expected to be reclassified into earnings within 12 months.
The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the consolidated statements of operations and other comprehensive income:

		Year Ended
(in thousands)	Financial statements line item	June 28, 2024	June 30, 2023
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income	$3,007	$1,142
Interest rate swaps	Other comprehensive income	(215)	1,302
Total derivatives loss (gain) recognized in other comprehensive income		$2,792	$2,444
Derivatives loss (gain) reclassified from accumulated other comprehensive income into earnings:
Foreign currency forward contracts	Cost of revenues	$8,563	$7,995
Foreign currency forward contracts	Selling, general and administrative expenses	357	334
Foreign currency forward contracts	Foreign exchange gain (loss), net	(9,103)	(8,644)
Interest rate swaps	Interest expense	(220)	(588)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income into earnings		$(403)	$(903)
Change in net unrealized gain (loss) on derivative instruments		$2,389	$1,541
Fair value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	June 28, 2024		June 30, 2023
(in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$—	$(1,088)	$2	$(1,256)
Derivatives designated as hedging instruments
Foreign currency forward contracts	15	(1,156)	4	(3,980)
Interest rate swaps	—	—	215	—
Derivatives, gross balances	15	(2,244)	221	(5,236)
The Company presents its derivatives at gross fair values in the consolidated balance sheets.
The Company recorded the fair value of derivative financial instruments in the consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets, Other non-current assets
Fair Value of Derivative Liabilities	Accrued expenses, Other non-current liabilities

8.    Trade accounts receivable, net

(in thousands)	As of June 28, 2024	As of June 30, 2023
Trade accounts receivable	$594,081	$532,732
Less: Allowance for expected credit losses	(1,629)	(965)
Trade accounts receivable, net	$592,452	$531,767
The following tables summarize the movement in the Company’s expected credit losses during the years ended June 28, 2024 and June 30, 2023:

(in thousands)	Expected credit Losses
Balance as of June 24, 2022	$1,271
Provision during the year	1,410
Reversal during the year	(1,716)
Balance as of June 30, 2023	965
Provision during the year	2,164
Reversal during the year	(1,500)
Balance as of June 28, 2024	$1,629
9.    Inventories

(in thousands)	As of June 28, 2024	As of June 30, 2023
Raw materials	$139,063	$157,379
Work in progress	266,112	305,627
Finished goods	39,121	28,608
Goods in transit	18,910	27,962
Inventories	$463,206	$519,576

10.    Leases
The Company leases facilities under non-cancelable operating lease agreements. The Company leases a portion of its capital equipment and vehicles, certain land and buildings for its facilities in Thailand, the Cayman Islands, the PRC, the U.S., Israel and Singapore under operating lease arrangements that expire at various dates through 2034. Certain of these lease arrangements provide the Company the ability to extend the lease term following the expiration of the current term. However, the Company has excluded all lease extension options from its right of use (“ROU”) assets and lease liabilities as the Company is not reasonably assured that it will exercise these options. None of the lease agreements contain residual value guarantees provided by the lessee. The Company also has one intercompany lease transaction in the form of a lease of office and manufacturing space.

Operating leases
As of June 28, 2024, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
2025	$1,609
2026	1,554
2027	783
2028	343
2029	327
Thereafter	1,305
Total undiscounted lease payments	5,921
Less: imputed interest	(931)
Total present value of lease liabilities	$4,990	(1)
(1)Includes current portion of operating lease liabilities of $1.4 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term.
Rental expense for long-term leases for the years ended June 28, 2024, June 30, 2023 and June 24, 2022 was $2.4 million, $2.4 million and $2.2 million, respectively.
Rental expense for short-term leases for the years ended June 28, 2024, June 30, 2023 and June 24, 2022 was $0.9 million, $0.8 million and $0.2 million, respectively.
The following summarizes additional information related to the Company’s operating leases:

	As of June 28, 2024	As of June 30, 2023
Weighted-average remaining lease term (in years)
Operating leases	5.6	1.2
Weighted-average discount rate
Operating leases	5.6%	3.4%
The following information represents supplemental disclosure for the statement of cash flows related to operating leases:

(in thousands)	Year Ended June 28, 2024	Year Ended June 30, 2023	Year Ended June 24, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3,027	$2,477	$2,533
Financing cash flows from finance leases	$—	$9	$7
ROU assets obtained in exchange for lease liabilities	$5,797	$312	$38

11.    Property, plant and equipment, net
The components of property, plant and equipment, net were as follows:

(in thousands)	Land and Land Improvements	Building and Building Improvements	Manufacturing Equipment	Office Equipment	Motor Vehicles	Computers	Construction and Machinery Under Installation	Total
As of June 28, 2024
Cost	$61,297	$208,731	$316,867	$6,500	$1,101	$27,660	$12,243	$634,399
Less: Accumulated depreciation	(328)	(82,964)	(216,667)	(5,521)	(870)	(20,520)	—	(326,870)
Less: Impairment reserve	—	—	(289)	—	—	—	—	(289)
Net book value	$60,969	$125,767	$99,911	$979	$231	$7,140	$12,243	$307,240
As of June 30, 2023
Cost	$60,424	$200,039	$289,390	$6,362	$1,081	$24,951	$15,450	$597,697
Less: Accumulated depreciation	(71)	(73,558)	(189,284)	(5,136)	(852)	(17,873)	—	(286,774)
Less: Impairment reserve	—	—	(573)	—	—	—	—	(573)
Net book value	$60,353	$126,481	$99,533	$1,226	$229	$7,078	$15,450	$310,350
Depreciation expense amounted to $48.2 million, $42.5 million and $37.2 million for the years ended June 28, 2024, June 30, 2023 and June 24, 2022, respectively, and has been allocated between cost of revenues and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
The cost of fully depreciated property, plant and equipment written-off during the years ended June 28, 2024, June 30, 2023 and June 24, 2022 amounted to $10.7 million, $16.5 million and $25.1 million, respectively.
As of June 28, 2024, June 30, 2023 and June 24, 2022, the Company recognized impairment reserves for property, plant and equipment of $0.3 million, $0.6 million and $0.6 million, respectively.
During the year ended June 28, 2024, no borrowing costs capitalized, and during the year ended June 30, 2023, the Company had a de minimis amount of borrowing costs capitalized. During year ended June 24, 2022, the Company had capitalized $0.9 million of borrowing cost.

12.    Intangibles
The following tables present details of the Company’s intangibles:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of June 28, 2024
Software	$11,398	$(9,077)	$2,321

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of June 30, 2023
Software	$10,533	$(8,139)	$2,394
The Company recorded amortization expense relating to intangibles of $1.0 million, $1.3 million and $1.6 million for the years ended June 28, 2024, June 30, 2023 and June 24, 2022, respectively.
The weighted-average remaining life of software was:

(years)	As of June 28, 2024	As of June 30, 2023
Software	2.1	3.1
Based on the carrying amount of intangibles as of June 28, 2024, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(in thousands)
2025	$1,058
2026	599
2027	401
2028	229
2029	34
Total	$2,321

13.    Borrowings
The Company’s total borrowings, including current and non-current portions of long-term borrowings, consisted of the following:

(in thousands of U.S. dollars)
Rate	Conditions	Maturity	As of June 28, 2024	As of June 30, 2023
Long-term borrowings, current portion, net:
Term loan borrowings:
3-month LIBOR +1.35% per annum(1)	Repayable in quarterly installments	June 2024	$—	$12,188
Less: Unamortized debt issuance costs, current portion			—	(32)
Long-term borrowings, current portion, net			$—	12,156
(1)The Company entered into interest rate swaps that effectively fix a series of future interest payments on its term loans. Refer to Note 7.
The movements of long-term borrowings were as follows for the years ended June 28, 2024 and June 30, 2023:

	Years ended
(in thousands)	June 28, 2024	June 30, 2023
Opening balance	$12,188	$27,421
Repayments during the period	(12,188)	(15,233)
Closing balance	$—	$12,188
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
The term loan accrues interest at 3-month LIBOR plus 1.35% and is repayable in quarterly installments of $3.0 million, commencing on September 30, 2019. On March 9, 2023, the Borrower and the Bank amended the Term Loan Agreement to replace the interest rate reference from LIBOR to the Secured Overnight Financing Rate ("SOFR") effective from September 29, 2023. The term loan will mature on June 30, 2024. The Borrower may prepay the term loan in whole or in part at any time without premium or penalty. Any portion of the term loan repaid or prepaid may not be borrowed again.  During the year ended June 28, 2024, the Company recorded $0.3 million of interest expense in connection with this term loan, including the impact from interest rate swaps.
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
As of June 28, 2024, the term loan was fully repaid.
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
As of June 28, 2024, there was no amount outstanding under the 2023 Credit Facility Agreement.
As of June 28, 2024, the Company was in compliance with all of its financial covenants under the Term Loan Agreement.

14.    Severance liabilities
The following table provides information regarding severance liabilities:

	Years Ended
(in thousands)	June 28, 2024	June 30, 2023
Changes in severance liabilities
Balance, beginning of the fiscal year	$22,370	$18,588
Current service cost	$2,655	$2,349
Interest cost	747	683
Benefit paid	(320)	(288)
Unrealized loss (gain) on exchange rate	(837)	(58)
Actuarial (gain) loss on obligation	(310)	1,089
Adjustment defined benefit obligation	(212)	—
Foreign currency translation	—	7
Balance, end of the fiscal year	$24,093	$22,370
Changes in plan assets
Balance, beginning of the fiscal year	$349	$338
Adjustment plan assets	(349)	—
Foreign currency translation	—	11
Balance, end of the fiscal year	$—	$349
Underfunded status	$(24,093)	$(22,021)
The following table sets forth our severance liabilities as of June 28, 2024:

(in thousands)
2025	$2,140
2026	1,550
2027	1,631
2028	2,221
2029	2,342
Thereafter	14,209
Total	$24,093
The amount recognized in the consolidated balance sheets under non-current liabilities and non-current assets were determined as follows:

(in thousands)	As of June 28, 2024	As of June 30, 2023
Non-current assets	$—	$138
Non-current liabilities	$24,093	$22,159
The following table provides information regarding accumulated benefit obligations:

(in thousands)	As of June 28, 2024	As of June 30, 2023
Accumulated benefit obligations	$16,403	$15,168

The principal actuarial assumptions used were as follows:
Weighted average actuarial assumptions used to determine severance liabilities

Years Ended
	June 28, 2024	June 30, 2023	June 24, 2022
Discount rate	3.9% - 5.5%	3.5% - 5.4%	2.1% - 3.9%
Future salary increases	3.5% - 10.0%	3.5% - 10.0%	3.5% - 10.0%
Weighted average actuarial assumptions used to determine benefit costs

	Years Ended
	June 28, 2024	June 30, 2023	June 24, 2022
Discount rate	5.4%	3.8%	2.0%
Expected long-term rate of return on assets	5.2%	3.4%	2.1%
15.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the years ended June 28, 2024, June 30, 2023 and June 24, 2022 was as follows:

	Years Ended
(in thousands)	June 28, 2024	June 30, 2023	June 24, 2022
Share-based compensation expense by type of award:
Restricted share units	$16,839	$16,979	$15,150
Performance share units	11,535	11,148	12,898
Total share-based compensation expense	28,374	28,127	28,048
Tax effect on share-based compensation expense	—	—	—
Net effect on share-based compensation expense	$28,374	$28,127	$28,048
Share-based compensation expense was recorded in the consolidated statements of operations and comprehensive income as follows:

	Years Ended
(in thousands)	June 28, 2024	June 30, 2023	June 24, 2022
Cost of revenue	$7,203	$6,664	$5,967
Selling, general and administrative expense	21,171	20,939	22,081
Restructuring and other related costs	—	524	—
Total share-based compensation expense	$28,374	$28,127	$28,048
The Company did not capitalize any share-based compensation expense as part of any asset costs during the years ended June 28, 2024, June 30, 2023 and June 24, 2022.
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

As of June 28, 2024, there were 306,660 restricted share units outstanding, 171,078 performance share units outstanding and 1,746,068 ordinary shares available for future grant under the 2020 Plan.
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
As of June 28, 2024, there were no awards outstanding and 111,347 ordinary shares available for future grant under the 2017 Inducement Plan.
The 2020 Plan, 2010 Plan and 2017 Inducement Plan are collectively referred to as the “Equity Incentive Plans.”
The following table summarizes the number of equity awards outstanding and ordinary shares available for grant under each of the Equity Incentive Plans as of June 28, 2024:

(share units)	Restricted Share Units outstanding	Performance Share Units outstanding	Ordinary Shares available for future grant
2020 Plan	306,660	171,078	1,746,068
2017 Inducement Plan	—	—	111,347
Total	306,660	171,078	1,857,415
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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 25, 2021	641,875	$55.74
Granted	186,633	$101.25
Vested	(323,326)	$52.20
Forfeited	(45,556)	$71.53
Balance as of June 24, 2022	459,626	$75.14
Granted	165,378	$117.35
Vested	(233,607)	$67.85
Forfeited	(22,632)	$94.69
Balance as of June 30, 2023	368,765	$97.49
Granted	126,934	$165.54
Vested	(171,304)	$88.69
Forfeited	(17,735)	$124.52
Balance as of June 28, 2024	306,660	$129.01
Expected to vest as of June 28, 2024	274,066	$129.26

The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 25, 2021	427,028	$57.82
Granted	110,832	$101.05
Vested	(190,213)	48.65
Forfeited	(61,765)	$53.38
Balance as of June 24, 2022	285,882	$81.64
Granted	97,142	$117.35
Vested	(179,008)	$70.05
Forfeited	—	$—
Balance as of June 30, 2023	204,016	$108.81
Granted	73,936	$158.91
Vested	(106,874)	101.05
Forfeited	—	$—
Balance as of June 28, 2024	171,078	$135.31
Expected to vest as of June 28, 2024	171,078	$135.31
The total fair value of restricted share units and performance share units vested during the years ended June 28, 2024, June 30, 2023 and June 24, 2022 was $26.0 million, $28.4 million and $24.2 million, respectively. The aggregate intrinsic value of restricted share units and performance share units outstanding as of June 28, 2024 was $116.9 million.
As of June 28, 2024, there was $13.4 million and $6.8 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.5 years and 1.0 year, respectively.
For the years ended June 28, 2024 and June 30, 2023, the Company withheld an aggregate of 104,892 shares and 177,139 shares, respectively, upon the vesting of restricted share units and performance shares units, based upon the closing share price on the vesting date to settle employee tax withholding obligations. For the years ended June 28, 2024 and June 30, 2023, the Company then remitted cash of $13.2 million and $18.2 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.
16.    Employee benefit plans
Employee contribution plan
The Company operates a defined contribution plan, known as a provident fund, in its subsidiaries in Thailand and the United Kingdom. The assets of these plans are in separate trustee-administered funds. The provident fund is funded by matching payments from employees and by the subsidiaries on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company’s contributions to the provident fund amounted to $7.0 million, $6.3 million and $6.1 million during the years ended June 28, 2024, June 30, 2023 and June 24, 2022, respectively.
The Company sponsors the Fabrinet U.S. 401(k) Retirement Plan (“401(k) Plan”), a Defined Contribution Plan under ERISA, at its subsidiaries in the United States which provides retirement benefits for eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 80% of their annual compensation, subject to annual contributions limits established by the Internal Revenue Service. The Company provides for a 100% match of employees’ contributions to the 401(k) Plan up to the first 6% of annual compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $1.0 million, $0.8 million and $0.7 million during the years ended June 28, 2024, June 30, 2023 and June 24, 2022, respectively.
Executive incentive plan and employee performance bonuses
For the years ended June 28, 2024 and June 30, 2023, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and non-U.S. GAAP operating margin or gross margin targets. During the years ended June 28, 2024, June 30, 2023 and June 24, 2022, discretionary merit-based bonus awards were also available to Fabrinet’s non-executive employees.
Bonus distributions to employees were $13.5 million, $13.0 million and $11.0 million for the years ended June 28, 2024, June 30, 2023 and June 24, 2022, respectively.

17.    Shareholders’ equity

Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the year ended June 28, 2024, Fabrinet issued 173,286 ordinary shares upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
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
During the year ended June 28, 2024, the Company repurchased 211,726 shares under the program at an average price per share (excluding other direct costs) of $186.49, totaling $39.5 million. As of June 28, 2024, the Company had a remaining authorization to repurchase up to $60.5 million of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

18.    Accumulated other comprehensive income (loss) (“AOCI”)
The changes in AOCI for the years ended June 28, 2024 and June 30, 2023 were as follows:

(in thousands)	Unrealized Gains (Losses) on Available-for-sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 24, 2022	$(6,018)	$(5,082)	$(803)	$(890)	$(12,793)
Other comprehensive income (loss) before reclassification	2,646	2,444	—	(75)	5,015
Amounts reclassified from AOCI	93	(903)	473	—	(337)
Tax effects	—	—	—	—	—
Other comprehensive income (loss)	2,739	1,541	473	(75)	4,678
Balance as of June 30, 2023	(3,279)	(3,541)	(330)	(965)	(8,115)
Other comprehensive income (loss) before reclassification	2,099	2,792	—	(17)	4,874
Amounts reclassified from AOCI	1	(403)	330	—	(72)
Tax effects	—	172	—	—	172
Other comprehensive income (loss)	2,100	2,561	330	(17)	4,974
Balance as of June 28, 2024	$(1,179)	$(980)	$—	$(982)	$(3,141)
The following table presents the pre-tax amounts reclassified from AOCI into the consolidated statements of operations and comprehensive income for the years ended June 28, 2024 and June 30, 2023, respectively.

(in thousands)		Years Ended
AOCI components	Financial statements line item	June 28, 2024	June 30, 2023
Unrealized gains (losses) on available-for-sale securities	Interest income	$1	$93
Unrealized gains (losses) on derivative instruments	Cost of revenues	8,563	7,995
Unrealized gains (losses) on derivative instruments	Selling, general and administrative expenses	357	334
Unrealized gains (losses) on derivative instruments	Foreign exchange gain (loss), net	(9,103)	(8,644)
Unrealized gains (losses) on derivative instruments	Interest expense	(220)	(588)
Retirement benefit plan – Prior service cost	Selling, general and administrative expenses	330	473
Total amounts reclassified from AOCI		$(72)	$(337)

19.    Commitments and contingencies
Bank guarantees
As of June 28, 2024 and June 30, 2023, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses totaling $2.0 million and $1.5 million, respectively, or Thai Baht 73.2 million and Thai Baht 53.0 million, respectively. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in Israel to support the subsidiary's operations related to the Israeli Customs department.
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
As of June 28, 2024, the Company had purchase obligations and other commitments to third parties of $933.3 million.
Capital expenditure
As of June 28, 2024, the Company had total capital expenditure commitments to third parties of $21.9 million.
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
Litigation and claim
On June 28, 2024, Ngan In Leng and First Laser Limited (collectively, the “Plaintiffs”) filed a complaint in the Fuzhou
Intermediate People’s Court (the “Court”) in Fuzhou, China against Fujian Enterprises (Holdings) Co., Ltd. (“FEHC”), Jian An Investment Limited (“Jian”), and Casix, Inc. (“Casix”), the Company's wholly-owned subsidiary located in the PRC. The complaint alleges unjust enrichment related to a purported investment in Casix by the Plaintiffs in 1997, which predates the Company's acquisition of Casix from JDS Uniphase Corporation. The Plaintiffs have requested that the Court order FEHC to return the unjust enrichment to the Plaintiffs in the amount of RMB 400 million, with interest from March 1, 2000, and order Jian and Casix to bear joint and several liability for all payment obligations of FEHC. At this time, the Company is not able to quantify any potential liability in connection with this litigation because the case is in its early stages.
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

21.    Business segments and geographic information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is Fabrinet’s Chief Executive Officer. As of June 28, 2024, June 30, 2023 and June 24, 2022, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete financial information with respect to separate product lines and does not have separate reportable segments.
For the Company’s revenues by geographic region, see “Revenue by Geographic Area and End Market” in Note 3.
The following table presents long-lived assets by the country in which they are based:

	Years Ended
(in thousands)	June 28, 2024	June 30, 2023	June 24, 2022
Long-Lived Assets:
Thailand	$261,141	$264,382	$240,750
U.S.	28,914	25,267	25,938
China	14,586	17,407	19,686
Israel	2,160	2,796	4,025
Others	439	498	1,878
Total	307,240	310,350	292,277
Significant customers
Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Years Ended
	June 28, 2024	June 30, 2023	June 24, 2022
Nvidia Corporation	35.1%	12.5%	*
Cisco Systems Inc.	13.4%	15.6%	25.4%
Lumentum Operations LLC	*	15.4%	10.3%
Infinera Corporation	*	12.4%	12.5%
*    Represents less than 10% of total revenues.
Accounts receivable from individual customers representing 10% or more of accounts receivable as of June 28, 2024 and June 30, 2023, respectively, were as follows:

	As of June 28, 2024	As of June 30, 2023
Nvidia Corporation	22.7%	14.0%
Infinera Corporation	19.3%	20.5%
Cisco Systems Inc.	12.4%	*
Lumentum Operations LLC	*	13.7%
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
23.    Subsequent Event
In August 2024, the Company’s board of directors approved the repurchase of up to an additional $139.5 million of the Company’s outstanding ordinary shares, bringing the aggregate authorization under the Company’s existing share repurchase program to $434.3 million, with $200.0 million currently remaining.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of June 28, 2024. In making this assessment, management used the criteria described in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of the end of fiscal year 2024, based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO. The effectiveness of our internal control over financial reporting as of June 28, 2024 has been audited by PricewaterhouseCoopers ABAS Ltd., an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 28, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2024 annual meeting of shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “2024 Proxy Statement”).
ITEM 11.EXECUTIVE COMPENSATION.
Information responsive to this item is incorporated herein by reference to our 2024 Proxy Statement.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information responsive to this item is incorporated herein by reference to our 2024 Proxy Statement.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information responsive to this item is incorporated herein by reference to our 2024 Proxy Statement.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information responsive to this item is incorporated herein by reference to our 2024 Proxy Statement.

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
(b)Exhibits:
EXHIBIT INDEX

				Incorporated by reference herein

Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.

3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	3.1	May 3, 2010	333-163258

4.1	Specimen Ordinary Share Certificate	S-1/A	4.1	June 14, 2010	333-163258

4.2	Description of Fabrinet’s Securities	10-K	4.2	August 20, 2019	001-34775

10.1.1+	2010 Performance Incentive Plan, as amended and restated	8-K	10.1	December 15, 2017	001-34775

10.1.2+	2010 Performance Incentive Plan – Form of Restricted Share Unit Agreement	10-Q	10.4	February 5, 2013	001-34775

10.1.3+	2010 Performance Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	10-Q	10.5	November 9, 2016	001-34775

10.2.1+	2017 Inducement Equity Incentive Plan	S-8	99.1.1	November 8, 2017	333-221423

10.2.2+	2017 Inducement Equity Incentive Plan – Form of Restricted Share Unit Agreement	S-8	99.1.2	November 8, 2017	333-221423

10.2.3+	2017 Inducement Equity Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	S-8	99.1.3	November 8, 2017	333-221423

10.3.1+	2020 Equity Incentive Plan	S-8	99.1	December 12, 2019	333-235462

10.3.2+	2020 Equity Incentive Plan – Form of Restricted Share Unit Agreement	S-8	99.2	December 12, 2019	333-235462

10.3.3+	2020 Equity Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	S-8	99.3	December 12, 2019	333-235462

10.4+	Offer letter, dated September 20, 2017, by and between Seamus Grady and Fabrinet	8-K	10.1	September 25, 2017	001-34755

				Incorporated by reference herein

Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.

10.5+	Change in Control and Severance Agreement, dated February 26, 2019, as amended effective August 10, 2022, by and between Seamus Grady and Fabrinet	10-Q	10.1	November 8, 2022	001-34755

10.6+	Amended and restated offer letter, dated May 3, 2023, between Harpal Gill and Fabrinet USA, Inc.	8-K	10.1	May 8, 2023	001-34755

10.7+	Employment Agreement, dated July 1, 2007, by and between Dr. Harpal Gill and Fabrinet Co., Ltd.	S-1	10.5	November 7, 2007	333-147191

10.8+	Amended and restated offer letter, dated December 30, 2022, between Csaba Sverha and Fabrinet Co., Ltd.	10-Q	10.1	February 7, 2023	001-34755

10.9+	Description of Non-Employee Director Compensation Arrangements as of June 29, 2024

10.10+	Description of Fiscal Year 2025 Executive Incentive Plan	8-K, Item 5.02	N/A	August 19, 2024	001-34755

10.11+	Description of Fiscal Year 2024 Executive Incentive Plan	8-K, Item 5.02	N/A	August 21, 2023	001-34755

10.12+	Executive Change in Control and Severance Plan and form of Participation Agreement	8-K	10.1	August 16, 2021	001-34755

10.13+	Form of Indemnification Agreement	S-1/A	10.10	January 28, 2010	333-163258

10.14	Manufacturing Agreement, dated May 29, 2005, by and between the registrant and FBN New Jersey Holdings Corp.	S-1	10.10	November 7, 2007	333-147191

10.15	Manufacturing Agreement, dated January 2, 2000, by and between the registrant and Fabrinet Co., Ltd.	S-1	10.11	November 7, 2007	333-147191

10.16	Administrative Services Agreement, dated January 2, 2000, by and between the registrant and Fabrinet USA, Inc.	S-1	10.12	November 7, 2007	333-147191

10.17	Administrative Services Agreement, dated July 3, 2008, by and between the registrant and Fabrinet Pte. Ltd.	S-1	10.14	November 20, 2009	333-163258

10.18	Credit Facility Agreement, dated as of August 20, 2019, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	8-K	10.1	September 12, 2019	001-34775

10.19	Term Loan Agreement, dated as of August 20, 2019, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	8-K	10.2	September 12, 2019	001-34775

10.20	Amendment Agreement to Term Loan Agreement, dated March 9, 2023, by and between Fabrinet Co., Ltd. And Bank of Ayudhya Public Company Limited	10-Q	10.1	May 9, 2023	001-34775

Incorporated by reference herein

Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.
10.21+	Letter agreement, dated August 10, 2022, regarding amendment of Seamus Grady’s Fiscal 2022 Performance-Based RSU Awards	10-Q	10.2	November 8, 2023	001-34775

10.22+	Letter agreement, dated August 10, 2022, regarding amendment of Harpal Gill’s Fiscal 2022 Performance-Based RSU Awards	10-Q	10.3	November 8, 2023	001-34775

21.1	List of Subsidiaries

19.1	Insider Trading Policy

23.1	Consent of PricewaterhouseCoopers ABAS Ltd.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recovery Policy

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________
+      Indicates management contract or compensatory plan.
(c)Financial Statement Schedules: See Item 15(a)(2), above.

ITEM 16.FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 20, 2024.

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

Signature	Title	Date

/S/ SEAMUS GRADY	Chief Executive Officer (Principal Executive Officer) and Director	August 20, 2024
Seamus Grady

/S/ CSABA SVERHA	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 20, 2024
Csaba Sverha

/S/ DAVID T. MITCHELL	Chairman of the Board of Directors	August 20, 2024
David T. Mitchell

/S/ FORBES I.J. ALEXANDER	Director	August 20, 2024
Forbes I.J. Alexander

/S/ HOMA BAHRAMI	Director	August 20, 2024
Homa Bahrami

/S/ DARLENE KNIGHT	Director	August 20, 2024
Darlene Knight

/S/ THOMAS F. KELLY	Director	August 20, 2024
Thomas F. Kelly

/S/ FRANK H. LEVINSON	Director	August 20, 2024
Frank H. Levinson

/S/ ROLLANCE E. OLSON	Director	August 20, 2024
Rollance E. Olson