Form 10-Q
period 2024-09-27
Fabrinet
filed 2024-11-05
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 25, 2024, the registrant had 36,267,888 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM 10-Q
QUARTER ENDED SEPTEMBER 27, 2024

Page No.
RISK FACTORS SUMMARY	3
PART I. FINANCIAL INFORMATION	5

Item 1. Financial Statements	5

Condensed Consolidated Balance Sheets as of September 27, 2024 and June 28, 2024 (unaudited)	5

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended September 27, 2024 and September 29, 2023 (unaudited)	6

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended September 27, 2024 and September 29, 2023 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the three months ended September 27, 2024 and September 29, 2023 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION	37

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 5. Other Information	54

Item 6. Exhibits	54

Signature	55

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	September 27, 2024	June 28, 2024
Assets
Current assets
Cash and cash equivalents	$400,684	$409,973
Short-term investments	508,193	448,630
Trade accounts receivable, net of allowance for expected credit losses of $1,954 and $1,629, respectively	662,692	592,452
Inventories	440,405	463,206
Prepaid expenses	9,426	10,620
Other current assets	87,538	87,810
Total current assets	2,108,938	2,012,691
Non-current assets
Property, plant and equipment, net	311,241	307,240
Intangibles, net	2,201	2,321
Operating right-of-use assets	5,133	5,336
Deferred tax assets	10,902	10,446
Other non-current assets	598	485
Total non-current assets	330,075	325,828
Total Assets	$2,439,013	$2,338,519
Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	427,892	441,835
Fixed assets payable	10,166	14,380
Operating lease liabilities, current portion	1,416	1,355
Income tax payable	4,377	3,937
Accrued payroll, bonus and related expenses	26,658	22,116
Accrued expenses	30,519	19,916
Other payables	74,950	54,403
Total current liabilities	575,978	557,942
Non-current liabilities
Deferred tax liability	2,023	4,895
Operating lease liability, non-current portion	3,434	3,635
Severance liabilities	28,053	24,093
Other non-current liabilities	2,925	2,209
Total non-current liabilities	36,435	34,832
Total Liabilities	612,413	592,774
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of September 27, 2024 and June 28, 2024)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,579,859 shares and 39,457,462 shares issued as of September 27, 2024 and June 28, 2024, respectively; and 36,267,639 shares and 36,145,242 shares outstanding as of September 27, 2024 and June 28, 2024, respectively)	396	395
Additional paid-in capital	210,505	222,044
Less: Treasury shares (3,312,220 shares as of September 27, 2024 and June 28, 2024)	(234,323)	(234,323)
Accumulated other comprehensive income (loss)	11,858	(3,141)
Retained earnings	1,838,164	1,760,770
Total Shareholders’ Equity	1,826,600	1,745,745
Total Liabilities and Shareholders’ Equity	$2,439,013	$2,338,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
(in thousands of U.S. dollars, except per share data)	September 27, 2024	September 29, 2023
Revenues	$804,228	$685,477
Cost of revenues	(705,202)	(601,073)
Gross profit	99,026	84,404
Selling, general and administrative expenses	(22,031)	(20,429)
Restructuring and other related costs	(57)	—
Operating income	76,938	63,975
Interest income	10,933	5,898
Interest expense	—	(45)
Foreign exchange gain (loss), net	(7,095)	415
Other income (expense), net	(19)	(80)
Income before income taxes	80,757	70,163
Income tax expense	(3,363)	(5,074)
Net income	77,394	65,089
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	6,818	948
Change in net unrealized gain (loss) on derivative instruments	8,533	(561)
Change in net retirement benefits plan – prior service cost	—	126
Change in foreign currency translation adjustment	(352)	100
Total other comprehensive income (loss), net of tax	14,999	613
Net comprehensive income	$92,393	$65,702
Earnings per share
Basic	$2.14	$1.80
Diluted	$2.13	$1.78
Weighted-average number of ordinary shares outstanding (in thousands of shares)
Basic	36,203	36,256
Diluted	36,408	36,481

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended September 27, 2024

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 28, 2024	39,457,462	$395	$222,044	$(234,323)	$(3,141)	$1,760,770	$1,745,745
Net income	—	—	—	—	—	77,394	77,394
Other comprehensive income (loss)	—	—	—	—	14,999	—	14,999
Share-based compensation	—	—	8,682	—	—	—	8,682
Issuance of ordinary shares	122,397	1	(1)	—	—	—	—
Tax withholdings related to net share settlement of restricted share units	—	—	(20,220)	—	—	—	(20,220)
Balances at September 27, 2024	39,579,859	$396	$210,505	$(234,323)	$11,858	$1,838,164	$1,826,600

For the Three Months Ended September 29, 2023

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 30, 2023	39,284,176	$393	$206,624	$(194,833)	$(8,115)	$1,464,589	$1,468,658
Net income	—	—	—	—	—	65,089	65,089
Other comprehensive income (loss)	—	—	—	—	613	—	613
Share-based compensation	—	—	7,956	—	—	—	7,956
Issuance of ordinary shares	146,794	1	(1)	—	—	—	—
Tax withholdings related to net share settlement of restricted share units	—	—	(12,147)	—	—	—	(12,147)
Balances at September 29, 2023	39,430,970	$394	$202,432	$(194,833)	$(7,502)	$1,529,678	$1,530,169

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(in thousands of U.S. dollars)	September 27, 2024	September 29, 2023
Cash flows from operating activities
Net income for the period	$77,394	$65,089
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	12,752	11,961
(Gain) loss on disposal of property, plant and equipment and intangibles	10	12
Amortization of discount (premium) of short-term investments	(1,087)	(596)
(Reversal of) allowance for expected credit losses	325	803
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	6,204	(52)
Amortization of fair value at hedge inception of interest rate swaps	—	(88)
Share-based compensation	8,682	7,733
Deferred income tax expense (benefit)	(2,721)	1,377
Other non-cash expenses	9	222
Changes in operating assets and liabilities
Trade accounts receivable	(69,396)	(4,138)
Inventories	22,801	79,481
Other current assets and non-current assets	1,205	3,238
Trade accounts payable	(17,412)	(24,397)
Income tax payable	467	963
Accrued expenses	21,902	2,668
Other payables	18,236	543
Severance liabilities	639	706
Other current liabilities and non-current liabilities	3,172	(476)
Net cash provided by operating activities	83,182	145,049
Cash flows from investing activities
Purchase of short-term investments	(95,572)	(77,692)
Proceeds from maturities of short-term investments	43,914	35,909
Purchase of property, plant and equipment	(20,250)	(11,435)
Purchase of intangibles	(122)	(180)
Proceeds from disposal of property, plant and equipment	36	318
Net cash used in investing activities	(71,994)	(53,080)
Cash flows from financing activities
Repayment of long-term borrowings	—	(3,047)
Withholding tax related to net share settlement of restricted share units	(20,220)	(12,147)
Net cash used in financing activities	(20,220)	(15,194)
Net increase (decrease) in cash and cash equivalents	$(9,032)	$76,775
Movement in cash and cash equivalents
Cash and cash equivalents at the beginning of period	$409,973	$231,368
Increase (decrease) in cash and cash equivalents	(9,032)	76,775
Effect of exchange rate on cash and cash equivalents	(257)	195
Cash and cash equivalents at the end of period	$400,684	$308,338
Non-cash investing and financing activities
Construction, software and equipment-related payables	$10,166	$9,313

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
The Company provides advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers of complex products, such as optical communication components, modules and sub-systems, automotive components, industrial lasers, medical devices and sensors. The Company offers a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and testing. The Company is capable of producing a wide variety of high complexity products in any mix and any volume. The principal subsidiaries of Fabrinet include Fabrinet Co., Ltd. (“Fabrinet Thailand”), Casix, Inc. (“Casix”), Fabrinet West, Inc. (“Fabrinet West”) and Fabrinet Israel Ltd. (“Fabrinet Israel”).
2.    Accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of September 27, 2024 and for the three months ended September 27, 2024 and September 29, 2023 include normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or "GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 28, 2024.
The balance sheet as of June 28, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three months ended September 27, 2024 may not be indicative of results for the year ending June 27, 2025 or any future periods.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of total revenues and expenses during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, allowance for expected credit losses, income taxes, and inventory obsolescence. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that the Company's estimates or assumptions prove to be different from actual results, adjustments will be made in subsequent periods to reflect more current information.

Fiscal years
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended September 27, 2024 and September 29, 2023 consisted of 13 weeks. Fiscal year 2025 will comprise 52 weeks and will end on June 27, 2025.
Adoption of New Accounting Standards
No new accounting standard was adopted during the three months ended September 27, 2024.
New Accounting Standards—not yet adopted by the Company
In November 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-07, “Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through additional disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU is effective for the Company's annual periods beginning June 29, 2024, and interim periods beginning June 28, 2025, and will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.
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
The following table presents total revenues by geographic region:

(in thousands, except percentages)	Three Months Ended September 27, 2024	As a % of Total Revenues	Three Months Ended September 29, 2023	As a % of Total Revenues
North America
U.S.	$307,820		$254,859
Others (1)	1,658		3,460
Total revenue in North America	309,478	38.5%	258,319	37.7%
Asia-Pacific and others
Israel	290,953		210,676
India	76,830		70,777
Hong Kong	18,547		15,788
China	11,872		20,260
Thailand	11,121		13,027
Singapore	10,763		683
Malaysia	7,498		33,319
Others	9,054		7,292
Total revenue in Asia-Pacific and others	436,638	54.3%	371,822	54.2%
Europe
U.K.	32,450		29,774
Germany	9,344		12,780
Others	16,318		12,782
Total revenue in Europe	$58,112	7.2%	$55,336	8.1%
Total revenue	$804,228	100.0%	$685,477	100.0%
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each year presented is $0.
The following table presents revenues by end market and product category:

(in thousands, except percentages)	Three Months Ended September 27, 2024	As a % of Total Revenues	Three Months Ended September 29, 2023	As a % of Total Revenues
Optical communications
Datacom	$328,881		$242,043
Telecom	297,434		291,214
Total revenue - Optical communications	$626,315	77.9%	$533,257	77.8%
Non-optical communications
Automotive	$102,741		$88,358
Industrial laser	35,326		29,915
Others	39,846		33,947
Total revenue - Non-optical communications	$177,913	22.1%	$152,220	22.2%
Total revenue	$804,228	100.0%	$685,477	100.0%

Contract Assets and Liabilities
A contract asset is recognized when the Company has recognized revenues, but has not yet issued an invoice to its customer for payment. Contract assets are recognized in the unaudited condensed consolidated balance sheets under other current assets and transferred to accounts receivable when rights to payment become unconditional.
As of September 27, 2024 and June 28, 2024, the Company's contract assets were de minimis.
A contract liability is recognized when the Company has advance payment arrangements with customers. Contract liabilities are recognized in the unaudited condensed consolidated balance sheets under other payables. The contract liabilities balance is normally recognized as revenue within six months.
The following tables summarize the activity in the Company’s contract liabilities during the three months ended September 27, 2024:

(in thousands)	Contract Liabilities
Beginning balance, June 28, 2024	$7,846
Advance payments received during the period	2,627
Revenue recognized	(1,550)
Ending balance, September 27, 2024	$8,923

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
Earnings per ordinary share was calculated as follows:

	Three Months Ended
(in thousands, except per share data)	September 27, 2024	September 29, 2023
Net income attributable to shareholders	$77,394	$65,089
Weighted-average number of ordinary shares outstanding	36,203	36,256
Incremental shares arising from the assumed vesting of restricted share units and performance share units	205	225
Weighted-average number of ordinary shares for diluted earnings per ordinary share	36,408	36,481
Basic earnings per ordinary share	$2.14	$1.80
Diluted earnings per ordinary share	$2.13	$1.78

5.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments are as follows:

			Fair Value
(in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Marketable Securities	Other Investments
As of September 27, 2024
Cash	$400,236	$—	$400,236	$—	$—
Cash equivalents	448	—	448	—	—
Certificates of deposit and time deposits	144,527	1,193	—	145,720	—
Corporate debt securities	144,356	2,767	—	147,123	—
U.S. agency and U.S. treasury securities	213,669	1,681	—	215,350	—
Total	$903,236	$5,641	$400,684	$508,193	$—
As of June 28, 2024
Cash	$409,938	$—	$409,938	$—	$—
Cash equivalents	35	—	35	—	—
Certificates of deposit and time deposits	134,288	(5)	—	134,283	—
Corporate debt securities	137,695	(932)	—	136,763	—
U.S. agency and U.S. treasury securities	177,824	(240)	—	177,584	—
Total	$859,780	$(1,177)	$409,973	$448,630	$—
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
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale securities based on stated effective maturities as of September 27, 2024 and June 28, 2024:

	September 27, 2024		June 28, 2024
(in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$112,061	$113,287	$110,671	$110,669
Due between one to five years	390,491	394,906	339,136	337,961
Total	$502,552	$508,193	$449,807	$448,630

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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of September 27, 2024
Assets
Cash equivalents	$—	$448		$—	$448
Certificates of deposit and time deposits	—	145,720		—	145,720
Corporate debt securities	—	147,123		—	147,123
U.S. agency and U.S. treasury securities	—	215,350		—	215,350
Derivative assets – current portion	—	11,023	(1)	—	11,023
Total	$—	$519,664		$—	$519,664
Liabilities
Derivative liabilities – current portion	$—	$(1)		$—	$(1)
Total	$—	$(1)	(2)	$—	$(1)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 28, 2024
Assets
Cash equivalents	$—	$35		$—	$35
Certificates of deposit and time deposits	—	134,283		—	134,283
Corporate debt securities	—	136,763		—	136,763
U.S. agency and U.S. treasury securities	—	177,584		—	177,584
Derivative assets – current portion	—	15	(3)	—	15
Total	$—	$448,680		$—	$448,680
Liabilities
Derivative liabilities – current portion	$—	$(2,244)		$—	$(2,244)
Total	$—	$(2,244)	(4)	$—	$(2,244)
(1)Foreign currency forward contracts with an aggregate notional amount of $129.0 million and 0.4 million Canadian dollars.
(2)Foreign currency forward contract with a notional amount of $1.0 million.
(3)Foreign currency forward contracts with an aggregate notional amount of $8.0 million.
(4)Foreign currency forward contracts with an aggregate notional amount of $127.0 million and 0.4 million Canadian dollars.

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
As of September 27, 2024, the Company had 130 outstanding U.S. dollar foreign currency forward contracts against Thai baht, with an aggregate notional amount of $130.0 million and maturity dates ranging from October 2024 through April 2025 and one outstanding Canadian dollar foreign currency forward contract with a notional amount of 0.4 million Canadian dollars and a maturity date in December 2024.
As of June 28, 2024, the Company had 135 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $135.0 million and maturity dates ranging from July 2024 through January 2025, and one foreign currency contract with a notional amount of 0.4 million Canadian dollars and a maturity date in September 2024.
As of September 27, 2024, the hedging relationship over foreign currency forward contracts designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of September 27, 2024, the amount in accumulated other comprehensive income (“AOCI”) expected to be reclassified into earnings within 12 months was a gain of $7.7 million.
As of June 28, 2024, the hedging relationship over foreign currency forward contracts designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. As of June 28, 2024, the amount in AOCI expected to be reclassified into earnings within 12 months as loss was $1.2 million.
During the three months ended September 27, 2024 and September 29, 2023, the Company included unrealized gain of $4.1 million and $0.3 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.

The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended
(in thousands)	Financial statements line item	September 27, 2024	September 29, 2023
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income	$13,246	$(1,565)
Interest rate swaps	Other comprehensive income	—	(78)
Total derivatives gain (loss) recognized in other comprehensive income (loss)		$13,246	$(1,643)
Derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings:
Foreign currency forward contracts	Cost of revenues	$1,419	$3,672
Foreign currency forward contracts	SG&A	106	155
Foreign currency forward contracts	Foreign exchange loss, net	(5,909)	(3,215)
Interest rate swaps	Interest expense	—	(89)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings		$(4,384)	$523
Change in net unrealized gain (loss) on derivatives instruments		$8,862	$(1,120)
Fair Value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	September 27, 2024		June 28, 2024
(in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$3,318	$—	$—	$(1,088)
Derivatives designated as hedging instruments
Foreign currency forward contracts	7,705	(1)	15	(1,156)
Derivatives, gross balances	$11,023	$(1)	$15	$(2,244)
The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets, Other non-current assets
Fair Value of Derivative Liabilities	Accrued expenses, Other non-current liabilities

7.    Inventories

(in thousands)	As of September 27, 2024	As of June 28, 2024
Raw materials	$98,608	$139,063
Work in progress	276,777	266,112
Finished goods	41,433	39,121
Goods in transit	23,587	18,910
Total inventories	$440,405	$463,206

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
Operating leases
As of September 27, 2024, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
2025 (remaining nine months)	$1,266
2026	1,651
2027	814
2028	363
2029	330
Thereafter	1,305
Total undiscounted lease payments	5,729
Less imputed interest	(879)
Total present value of lease liabilities	$4,850	(1)
(1)Includes current portion of operating lease liabilities of $1.4 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term.
Rental expense for long-term leases for the three months ended September 27, 2024 and September 29, 2023 was $0.5 million, for both periods.
Rental expense for short-term leases for the three months ended September 27, 2024 and September 29, 2023 was de minimis, and $0.4 million, respectively.
The following summarizes additional information related to the Company’s operating leases:

	As of September 27, 2024	As of June 28, 2024
Weighted-average remaining lease term (in years)	5.5	5.6
Weighted-average discount rate	5.6%	5.6%

The following table presents supplemental disclosure for the unaudited condensed consolidated statements of cash flows related to operating and finance leases for the three months ended September 27, 2024 and September 29, 2023:

	Three Months Ended
(in thousands)	September 27, 2024	September 29, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$745	$959
ROU assets obtained in exchange for lease liabilities	$159	$4,936
9.    Intangibles
The following tables present details of the Company’s intangibles:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of September 27, 2024
Software	$11,532	$(9,331)	$2,201

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net
As of June 28, 2024
Software	$11,398	$(9,077)	$2,321
The Company recorded amortization expense relating to intangibles of $0.3 million and $0.2 million for the three months ended September 27, 2024 and September 29, 2023, respectively.

The weighted-average remaining life of software was:

(years)	As of September 27, 2024	As of June 28, 2024
Software	1.8	2.1
Based on the carrying amount of intangibles as of September 27, 2024, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(in thousands)
2025 (remaining nine months)	$652
2026	673
2027	472
2028	300
2029	100
Thereafter	4
Total	$2,201

10.    Income taxes
As of September 27, 2024 and June 28, 2024, the liability for uncertain tax positions including accrued interest and penalties was $2.0 million and $1.3 million, respectively. The Company expects the estimated amount of liability associated with its uncertain tax positions to increase within the next 12 months due to additional provisions associated with uncertain tax positions from one of the Company's subsidiaries and interest on these positions.
The Company files income tax returns in the United States and foreign tax jurisdictions. The tax years from 2017 to 2023 remain open to examination by U.S. federal and state, and foreign tax authorities. The Company’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of each entity in the Company, adjusted for discrete items arising in that quarter. If the Company’s estimated annual effective tax rate changes, the Company makes a cumulative adjustment in that quarter.
The effective tax rate for the Company for the three months ended September 27, 2024 and September 29, 2023 was 4.2% and 7.2%, respectively, of net income. The decrease was due to a full valuation allowance of $2.1 million for deferred tax assets that was set up during the three months ended September 29, 2023 for the Company's subsidiary in Israel.
11.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three months ended September 27, 2024 and September 29, 2023 was as follows:

	Three Months Ended
(in thousands)	September 27, 2024	September 29, 2023
Share-based compensation expense by type of award:
Restricted share units	$5,713	$4,879
Performance share units	2,969	2,854
Total share-based compensation expense	8,682	7,733
Tax effect on share-based compensation expense	—	—
Net effect on share-based compensation expense	$8,682	$7,733
Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended
(in thousands)	September 27, 2024	September 29, 2023
Cost of revenue	$2,898	$2,165
Selling, general and administrative expense	5,784	5,568
Total share-based compensation expense	$8,682	$7,733
The Company did not capitalize any share-based compensation expense as part of any asset costs during the three months ended September 27, 2024 and September 29, 2023.
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
The 2020 Plan, 2010 Plan and 2017 Inducement Plan are collectively referred to as the “Equity Incentive Plans.”
The following table summarizes the number of equity awards outstanding and ordinary shares available for grant under each of the Equity Incentive Plans as of September 27, 2024:

(share units)	Restricted Share Units outstanding	Performance Share Units outstanding	Ordinary Shares available for future grant
2020 Plan	280,753	120,916	1,607,040
2017 Inducement Plan	—	—	111,347
Total	280,753	120,916	1,718,387
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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2024	306,660	$129.01
Granted	92,048	$261.84
Vested	(113,262)	$112.98
Forfeited	(4,693)	$138.88
Balance as of September 27, 2024	280,753	$178.86

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2023	368,765	$97.49
Granted	95,393	$158.91
Vested	(139,438)	$85.02
Forfeited	(4,709)	$108.19
Balance as of September 29, 2023	320,011	$121.07

The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2024	171,078	$135.31
Granted	46,980	$261.84
Vested	(97,142)	$117.35
Forfeited	—	$—
Balance as of September 27, 2024	120,916	$198.90

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2023	204,016	$108.81
Granted	73,936	$158.91
Vested	(106,874)	101.05
Forfeited	—	$—
Balance as of September 29, 2023	171,078	$135.31

As of September 27, 2024, there was $29.5 million and $16.2 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 3.0 and 1.5 years, respectively.
For the three months ended September 27, 2024 and September 29, 2023, the Company withheld an aggregate of 88,007 shares and 99,518 shares, respectively, upon the vesting of restricted share units and performance shares units, based upon the closing share price on the vesting date to settle employee tax withholding obligations. For the three months ended September 27, 2024 and September 29, 2023, the Company then remitted cash of $20.2 million and $12.1 million, respectively, to the appropriate taxing authorities and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.
12.    Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three months ended September 27, 2024, Fabrinet issued 122,397 ordinary shares upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
For the three months ended September 29, 2023, Fabrinet issued 146,794 ordinary shares upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
All such issued shares are fully paid.
Treasury shares
In August 2017, the Company’s board of directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, May 2019, August 2020, August 2022, August 2023, and August 2024, the Company’s board of directors approved an increase of $30.0 million, $50.0 million, $58.5 million, $78.7 million, $47.6 million, and $139.5 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $434.3 million.
During the three months ended September 27, 2024, the Company did not repurchase any shares. As of September 27, 2024, the Company had a remaining authorization to repurchase up to $200.0 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

13.    Accumulated other comprehensive income (loss)
The changes in AOCI for the three months ended September 27, 2024 and September 29, 2023 were as follows:

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Total
Balance as of June 28, 2024	$(1,179)	$(980)	$(982)	$(3,141)
Other comprehensive income (loss) before reclassification	6,818	13,246	(352)	19,712
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	—	(4,384)	—	(4,384)
Tax effects	—	(329)	—	(329)
Other comprehensive income (loss)	$6,818	$8,533	$(352)	$14,999
Balance as of September 27, 2024	$5,639	$7,553	$(1,334)	$11,858

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 30, 2023	$(3,279)	$(3,541)	$(330)	$(965)	$(8,115)
Other comprehensive income (loss) before reclassification	948	(1,643)	—	100	(595)
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	—	523	90	—	613
Tax effects	—	559	36	—	595
Other comprehensive income (loss)	$948	$(561)	$126	$100	$613
Balance as of September 29, 2023	$(2,331)	$(4,102)	$(204)	$(865)	$(7,502)

14.    Commitments and contingencies
Bank guarantees
As of September 27, 2024 and June 28, 2024, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses totaling $2.3 million and $2.0 million, respectively, or Thai baht 75.7 million and 73.2 million, respectively. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in Israel to support the subsidiary's operations related to the Israeli Customs department.
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
As of September 27, 2024, the Company had purchase obligations and other commitments to third parties of $1.11 billion.
Capital expenditures
As of September 27, 2024, the Company had total capital expenditure commitments to third parties of $21.3 million.
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
Credit facility agreement
On March 9, 2023, Fabrinet Thailand and the Parent Company (collectively, the “Borrowers”) and the Bank of Ayudhya Public Company Limited (the "Bank") entered into a credit facility agreement (the “2023 Credit Facility Agreement”), which provided a facility of $55.0 million.
During the three months ended September 27, 2024, the Borrowers and the Bank agreed to amend the 2023 Credit Facility Agreement to reduce the facility to $30.0 million, which may be used for, among other things, an overdraft facility. The Company expects to finalize the amendment to the 2023 Credit Facility Agreement during the three months ending December 27, 2024.
As of September 27, 2024, there was no amount outstanding under the 2023 Credit Facility Agreement.
Under the 2023 Credit Facility Agreement, the Borrowers are required to maintain a debt-to-equity ratio of less than or equal to 1.5 times for Fabrinet Thailand and 1.0 times for the Parent Company.
As of September 27, 2024, the Borrowers were in compliance with all of their financial covenants under the 2023 Credit Facility Agreement.

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
In September 2024, the Court dismissed the lawsuit in its entirety based on jurisdictional grounds. The Plaintiffs have since appealed the Court's ruling to the High People's Court of Fujian Province (the "Appellate Court"). In their appeal, the Plaintiffs now claim that Casix is the primary obligor to return the alleged unjust enrichment to the Plaintiffs. The matter is currently pending before the Appellate Court. At this time, the Company is not able to quantify any potential liability in connection with this litigation due to its pending status and preliminary nature.
15.    Business segments and geographic information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is Fabrinet’s Chief Executive Officer. As of September 27, 2024, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
For the Company’s revenues by geographic region, see “Revenue by Geographic Area, End Market and Product Category” in Note 3.
The following table presents long-lived assets by the country in which they are based:

(in thousands)	September 27, 2024	June 28, 2024
Long-Lived Assets:
Thailand	$265,900	$261,141
U.S.	28,631	28,914
China	14,459	14,586
Israel	1,818	2,160
Others	433	439
Total	$311,241	$307,240
Significant customers
The Company had three customers that each contributed to 10% or more of the Company's total trade accounts receivable as of September 27, 2024 and June 28, 2024.

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
•our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2025 will be in line with the portion of revenues attributable to such customers during the three months ended September 27, 2024;
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

Overview
We provide advanced optical packaging and precision optical, electro-mechanical and electronic manufacturing services to original equipment manufacturers (“OEMs”) of complex products such as optical communication components, modules and sub-systems, industrial lasers, automotive components, medical devices and sensors. We offer a broad range of advanced optical and electro-mechanical capabilities across the entire manufacturing process, including process design and engineering, supply chain management, manufacturing, complex printed circuit board assembly, advanced packaging, integration, final assembly and testing. We are capable of producing a wide variety of high complexity products in any mix and any volume. Based on our extensive experience and the positive feedback we have received from our customers, we believe we are a global leader in providing these services to the optical communications, automotive, and industrial lasers markets.
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
The percentage of our revenues generated from a bill-to location outside of North America decreased from 62.3% in the three months ended September 29, 2023 to 61.5% in the three months ended September 27, 2024, primarily because of an increase in revenue from a customer in Israel and a decrease in sales to our customers in Germany.
Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2025 will be in line with the portion of revenues attributable to such customers during the three months ended September 27, 2024.

The following table presents percentages of total revenues by geographic region:

	Three Months Ended
	September 27, 2024	September 29, 2023
North America	38.5%	37.7%
Asia-Pacific and others	54.3	54.2
Europe	7.2	8.1
	100.0%	100.0%
Our Contracts
We enter into supply agreements with our customers which generally have an initial term of up to three years, subject to automatic renewals for subsequent one-year terms unless expressly terminated. Although there are no minimum purchase requirements in our supply agreements, our customers provide us with rolling forecasts of their demand requirements. Our supply agreements generally include provisions for pricing and periodic review of pricing, consignment of our customer’s unique production equipment to us, and the sharing of benefits from cost-savings derived from our efforts. We are generally required to purchase materials, which may include long lead-time materials and materials that are subject to minimum order quantities and/or non-cancelable or non-returnable terms, to meet the stated demands of our customers. After procuring materials, we manufacture products for our customers based on purchase orders that contain terms regarding product quantities, delivery locations and delivery dates. Our customers generally are obligated to purchase finished goods that we have manufactured according to their demand requirements. Materials that are not consumed by our customers within a specified period of time, or that are no longer required due to a product’s cancellation or end-of-life, are typically designated as excess or obsolete inventory under our contracts. Once materials are designated as either excess or obsolete inventory, our customers are typically required to purchase such inventory from us even if they have chosen to cancel production of the related products. The excess or obsolete inventory is shipped to the customer and recognized as an offset against cost of revenue upon shipment.
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
A second significant element of our cost of revenues is employee costs, including indirect employee costs related to design, configuration and optimization of manufacturing processes for our customers, quality testing, materials testing and other engineering services, and direct costs related to our manufacturing employees. Direct employee costs include employee salaries, insurance and benefits, merit-based bonuses, recruitment, training and retention. Historically, our employee costs have increased primarily due to increases in the number of employees necessary to support our growth and, to a lesser extent, costs to recruit, train and retain employees. Our cost of revenues is significantly impacted by salary levels in Thailand and the PRC, the fluctuation of the Thai baht, and Chinese Renminbi ("RMB") against our functional currency, the U.S. dollar, and our ability to retain our employees. We expect our employee costs to increase as wages continue to increase in Thailand and the PRC. Wage increases may impact our ability to sustain our competitive advantage and may reduce our profit margin. We seek to mitigate these cost increases through improvements in employee productivity, employee retention and asset utilization.
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

Selling, General and Administrative Expenses
Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2025, we expect our SG&A expenses will increase compared with our fiscal year 2024 SG&A expenses, mainly due to increases in employee costs.
The compensation committee of our board of directors approved a fiscal year 2025 executive incentive plan with quantitative objectives based solely on achieving certain revenue targets and non-GAAP operating margin targets for fiscal year 2025. Bonuses under the fiscal year 2025 executive incentive plan are payable after the end of fiscal year 2025. In fiscal year 2024, the compensation committee approved a fiscal year 2024 executive incentive plan with quantitative objectives that were based solely on achieving certain revenue targets and non-GAAP operating margin targets for fiscal year 2024.
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
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of September 27, 2024			As of June 28, 2024
(in thousands, except percentages)	Foreign Currency	$	%	Foreign Currency	$	%
Assets
Thai baht	796,503	24,546	67.8%	1,046,000	28,385	72.5%
RMB	47,818	6,821	18.8	42,852	6,013	15.4
GBP	3,614	4,839	13.4	3,778	4,773	12.1
Total		$36,206	100.0%		$39,171	100.0%
Liabilities
Thai baht	3,418,672	105,352	88.3%	3,263,391	88,559	87.4%
RMB	85,094	12,139	10.2	78,418	11,003	10.9
GBP	1,363	1,825	1.5	1,359	1,717	1.7
Total		$119,316	100.0%		$101,279	100.0%

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued employee benefits and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of September 27, 2024, there was $130.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 28, 2024, there was $135.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable, other receivables, and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued payroll, bonus and related expenses, and other payables. As of September 27, 2024 and June 28, 2024, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable, accrued expenses, and other payables. As of September 27, 2024 and June 28, 2024, we did not have any derivative contracts denominated in GBP.
For the three months ended September 27, 2024 and September 29, 2023, we recorded unrealized gain of $4.1 million and $0.3 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
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
As of September 27, 2024, the corporate income tax rates for our subsidiaries in the PRC, the U.S., the U.K. and Israel are 25%, 21%, 25% and 23%, respectively.
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
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 28, 2024. The adoption of new accounting policies and accounting standards are disclosed in Note 2 to the unaudited condensed consolidated financial statements. There were no changes to our accounting policies.

Results of Operations
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

(in thousands)	Three Months Ended
	September 27, 2024	September 29, 2023
Revenues	$804,228	$685,477
Cost of revenues	(705,202)	(601,073)
Gross profit	99,026	84,404
Selling, general and administrative expenses	(22,031)	(20,429)
Restructuring and other related costs	(57)	—
Operating income	76,938	63,975
Interest income	10,933	5,898
Interest expense	—	(45)
Foreign exchange gain (loss), net	(7,095)	415
Other income (expense), net	(19)	(80)
Income before income taxes	80,757	70,163
Income tax expense	(3,363)	(5,074)
Net income	77,394	65,089
Other comprehensive income (loss), net of tax	14,999	613
Net comprehensive income	$92,393	$65,702
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of revenues for the periods indicated.

	Three Months Ended
	September 27, 2024	September 29, 2023
Revenues	100.0%	100.0%
Cost of revenues	(87.7)	(87.7)
Gross profit	12.3	12.3
Selling, general and administrative expenses	(2.7)	(3.0)
Restructuring and other related costs	0.0	—
Operating income	9.6	9.3
Interest income	1.3	0.8
Interest expense	—	0.0
Foreign exchange gain (loss), net	(0.9)	0.1
Other income (expense), net	0.0	0.0
Income before income taxes	10.0	10.2
Income tax expense	(0.4)	(0.7)
Net income	9.6	9.5
Other comprehensive income (loss), net of tax	1.9	0.1
Net comprehensive income	11.5%	9.6%

The following table sets forth our revenues by end market and product category for the periods indicated.

(in thousands, except percentages)	Three Months Ended September 27, 2024	As a % of Total Revenues	Three Months Ended September 29, 2023	As a % of Total Revenues
Optical communications
Datacom	$328,881		$242,043
Telecom	297,434		291,214
Total revenue - Optical communications	$626,315	77.9%	$533,257	77.8%
Non-optical communications
Automotive	$102,741		$88,358
Industrial laser	35,326		29,915
Others	39,846		33,947
Total revenue - Non-optical communications	$177,913	22.1%	$152,220	22.2%
Total revenue	$804,228	100.0%	$685,477	100.0%
Comparison of Three Months Ended September 27, 2024 with Three Months Ended September 29, 2023
Revenues
Our revenues increased by $118.7 million, or 17.3%, to $804.2 million for the three months ended September 27, 2024, compared with $685.5 million for the three months ended September 29, 2023. This increase was primarily due to an increase in our key customers’ demand for optical communications products. Revenues from optical communications products, which represented $626.3 million, or 77.9%, of our revenues for the three months ended September 27, 2024, increased by $93.1 million, or 17.5%, compared to the same period in the prior fiscal year, mainly due to an increase in revenues from data communication products, primarily for artificial intelligence applications, and an increase in revenues from telecommunication products during the three months ended September 27, 2024. Revenues from non-optical communications products, which represented $177.9 million, or 22.1%, of our revenues for the three months ended September 27, 2024, increased by $25.7 million, or 16.9%, compared to the same period in the prior fiscal year, primarily due to growth in automotive revenue, as short-term inventory absorption issues have substantially subsided.
Cost of revenues
Our cost of revenues increased by $104.1 million, or 17.3%, to $705.2 million, or 87.7% of revenues, for the three months ended September 27, 2024, compared with $601.1 million, or 87.7% of revenues, for the three months ended September 29, 2023. The increase was in line with the increase in sales volume.
Gross profit
Our gross profit increased by $14.6 million, or 17.3%, to $99.0 million, or 12.3% of revenues, for the three months ended September 27, 2024, compared with $84.4 million, or 12.3% of revenues, for the three months ended September 29, 2023. The increase was primarily due to an increase in sales volume.
SG&A expenses
Our SG&A expenses increased by $1.6 million, or 7.8%, to $22.0 million, or 2.7% of revenues, for the three months ended September 27, 2024, compared with $20.4 million, or 3.0% of revenues, for the three months ended September 29, 2023. The increase was primarily due to (1) an increase in severance expenses of $0.7 million, (2) an increase in executive compensation related expenses of $0.5 million and (3) an increase in legal expenses of $0.4 million.
Operating income
Our operating income increased by $12.9 million, or 20.2%, to $76.9 million, or 9.6% of revenues, for the three months ended September 27, 2024, compared with $64.0 million, or 9.3% of revenues, for the three months ended September 29, 2023. The increase was primarily due to an increase in revenues.

Interest income
Our interest income increased by $5.0 million, or 84.7%, to $10.9 million, or 1.3% of revenues, for the three months ended September 27, 2024, compared with $5.9 million, or 0.8% of revenues, for the three months ended September 29, 2023. The increase was primarily due to a higher weighted average interest rate and an increase in average cash balance and short-term investment from $572.0 million to $877.0 million during the three months ended September 27, 2024 compared to the same period in the prior fiscal year.
Interest expense
Our interest expense decreased for the three months ended September 27, 2024, compared with the three months ended September 29, 2023, due to the full repayment of our long-term loan balance.
Foreign exchange gain (loss), net
We recorded foreign exchange loss, net of $7.1 million, or 0.9% of revenues, for the three months ended September 27, 2024, compared with foreign exchange gain, net of $0.4 million, or 0.1% of revenues, for the three months ended September 29, 2023. The foreign exchange loss was mainly due to (1) unrealized loss from revaluation of outstanding Thai baht assets and liabilities of $11.2 million, and (2) higher realized loss from payment/receipt of $0.7 million and (3) higher unrealized loss from revaluation of currencies other than Thai baht of $0.4 million, offset by (1) higher unrealized gain from mark-to-market forward contracts of $3.8 million, and (2) foreign exchange gain, totaling $1.0 million from our subsidiaries in the PRC and the U.K.
Income before income taxes
We recorded income before income taxes of $80.8 million for the three months ended September 27, 2024, compared with $70.2 million for the three months ended September 29, 2023.
Income tax expense
Our provision for income tax reflects effective tax rates of 4.2% and 7.2% for the three months ended September 27, 2024 and September 29, 2023, respectively. The decrease was due to a full valuation allowance of $2.1 million for deferred tax assets that was set up during the three months ended September 29, 2023 for the Company's subsidiary in Israel.
Net income
We recorded net income of $77.4 million, or 9.6% of revenues, for the three months ended September 27, 2024, compared with $65.1 million, or 9.5% of revenues, for the three months ended September 29, 2023.
Other comprehensive income (loss)
We recorded other comprehensive income of $15.0 million, or 1.9% of revenues, for the three months ended September 27, 2024, compared with other comprehensive income of $0.6 million, or 0.1% of revenues, for the three months ended September 29, 2023. The change was mainly due to (1) higher unrealized gain from mark-to-market of forward contracts and interest rate swap agreements of $9.1 million, and (2) unrealized gain from mark-to-market of available-for-sale debt securities of $5.9 million, offset by (1) unrealized loss from foreign currency translation adjustment of $0.5 million, and (2) lower gain from retirement benefits plan of $0.1 million.
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operating activities. As of September 27, 2024 and September 29, 2023, we had cash, cash equivalents, and short-term investments of $908.9 million and $670.8 million, respectively, and no outstanding debt and outstanding debt of $9.1 million, respectively.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents was 4.6% and 4.1% for the three months ended September 27, 2024 and September 29, 2023, respectively.
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
As of September 29, 2023, we had long-term borrowing under our credit facility agreement of $9.1 million. As of September 27, 2024, we had no outstanding balance under our credit facility agreement. To better manage our cash on hand, we held short-term investments of $508.2 million as of September 27, 2024.
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
The following table shows our cash flows for the periods indicated:

	Three Months Ended
(in thousands)	September 27, 2024	September 29, 2023
Net cash provided by operating activities	$83,182	$145,049
Net cash used in investing activities	$(71,994)	$(53,080)
Net cash used in financing activities	$(20,220)	$(15,194)
Net increase in cash and cash equivalents	$(9,032)	$76,775
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. The decrease in cash provided by operating activities during the three months ended September 27, 2024 as compared to the three months ended September 29, 2023 was primarily driven by less efficient cash-favorable working capital changes mainly from trade accounts receivable.
Investing Activities
Investing cash flows consist primarily of investment purchases, sales, maturities, and disposals; and capital expenditures. The increase in cash used in investing activities for the three months ended September 27, 2024 as compared to cash used in investing activities for the three months ended September 29, 2023 was primarily due to an increase in investment purchases and higher capital expenditures.
Financing Activities
Financing cash flows consist primarily of repayment of long-term debt, share repurchases, and withholding tax related to net share settlement of restricted share units. The increase in cash used in financing activities for the three months ended September 27, 2024 as compared to the three months ended September 29, 2023 was due to an increase in withholding tax related to net share settlement of restricted share units, offset by lower repayment of long-term borrowings.
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $908.9 million and $858.6 million as of September 27, 2024 and June 28, 2024, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three months ended September 27, 2024 and September 29, 2023, our interest income would have decreased by approximately $0.2 million and $0.1 million, respectively, assuming consistent investment levels.
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. Beginning December 28, 2019, we designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded an unrealized gain of $4.1 million and $0.3 million for the three months ended September 27, 2024 and September 29, 2023, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $9.2 million and $7.2 million as of September 27, 2024 and June 28, 2024, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of September 27, 2024, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of September 27, 2024 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale and held-to-maturity securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In September 2024, the Court dismissed the lawsuit in its entirety based on jurisdictional grounds. The Plaintiffs have since appealed the Court’s ruling to the High People's Court of Fujian Province (the "Appellate Court"). In their appeal, the Plaintiffs now claim that Casix is the primary obligor to return the alleged unjust enrichment to the Plaintiffs. The matter is currently pending before the Appellate Court. At this time, the Company is not able to quantify any potential liability in connection with this litigation due to its pending status and preliminary nature.
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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our revenues. During the three months ended September 27, 2024 and September 29, 2023, we had two customers and four customers, respectively, that each contributed 10% or more of our revenues. Such customers together accounted for 52.6% and 61.5% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
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
Revenues from optical communications products represented 77.9% and 77.8% of our revenues for the three months ended September 27, 2024 and September 29, 2023, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or the economy in certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
Competitors in the market for optical manufacturing services include Benchmark Electronics, Inc., Celestica Inc., Sanmina-SCI Corporation, Jabil Circuit, Inc., Venture Corporation Limited, and InnoLight Technology (Suzhou) Ltd. Our customized optics and glass operations face competition from companies such as Fujian Castech Crystals, Inc., Photop Technologies, Inc., and Research Electro-Optic, Inc. Other existing contract manufacturing companies, original design manufacturers or outsourced semiconductor assembly and test companies could also enter our target markets. In addition, we may face new competitors as we attempt to penetrate new markets.
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
Volatility in the functional and non-functional currencies of our entities and the U.S. dollar could seriously harm our business, financial condition and operating results. The primary impact of currency exchange fluctuations is on our cash, receivables, and payables of our operating entities. We may experience significant unexpected losses from fluctuations in exchange rates. For example, in the three months ended September 27, 2024, we experienced a $7.1 million foreign exchange loss, which negatively affected our net income per share for the same period by $0.19.
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. As of September 27, 2024, the U.S. dollar had depreciated approximately 14.4% against the Thai baht since September 30, 2022. While we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC are denominated in RMB. Currently, RMB are convertible in connection with trade and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of September 27, 2024, the U.S. dollar had depreciated approximately 1.5% against the RMB since September 30, 2022. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 61.5% and 62.3% of our revenues for the three months ended September 27, 2024 and September 29, 2023, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of risks and challenges, including:
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of September 27, 2024 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 27, 2024, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of September 27, 2024, our U.S. federal and state tax returns remain open to examination for the tax years 2019 through 2022. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2017 through 2023. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.
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
The Organization for Economic Co-operation and Development (OECD) announced that it has reached agreement among its member countries to implement Pillar Two rules, a global minimum tax at 15% for certain multinational enterprises. The OECD has issued Pillar Two model rules and continues to release guidance on these rules. Many countries have enacted tax laws that will take effect in 2024 and 2025 to implement Pillar Two rules, while other countries have announced plans to adopt these rules. We evaluated the applicable tax law changes resulting from Pillar Two implementation in the countries where we operate, and there was no material impact to our tax provision for the three months ended September 27, 2024. As additional jurisdictions enact such legislation in the future, our effective tax rate and cash tax payments could increase. We will continue to monitor legislative and regulatory developments related to global minimum tax matters to assess the impact on our business, financial condition and operating results.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended September 27, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
June 29, 2024 – July 26, 2024	—	$—	—	$60,514,282
July 27, 2024 – August 23, 2024	—	$—	—	$200,000,000
August 24, 2024 – September 27, 2024	—	$—	—	$200,000,000
Total	—		—

(1) On August 18, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. In February 2018, May 2019, August 2020, August 2022, August 2023, and August 2024, we announced that our board of directors approved increases of $30.0 million, $50.0 million, $58.5 million, $78.7 million, $47.6 million, and $139.5 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $434.3 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. Any repurchases under our share repurchase program are made in accordance with Rule 10b-18, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1. During the three months ended September 27, 2024, we did not repurchase any shares. As of September 27, 2024, we had a remaining authorization to repurchase up to $200.0 million worth of our ordinary shares.

ITEMS 3 and 4 are not applicable and have been omitted.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.
ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

10.1	Description of Fiscal Year 2025 Executive Incentive Plan	8-K, Item 5.02	N/A	August 19, 2024

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2024.

FABRINET

By:	/s/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)