Form 10-Q
period 2024-12-27
Fabrinet
filed 2025-02-04
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 24, 2025, the registrant had 35,989,630 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM 10-Q
QUARTER ENDED DECEMBER 27, 2024

Page No.
RISK FACTORS SUMMARY	3
PART I. FINANCIAL INFORMATION	5

Item 1. Financial Statements	5

Condensed Consolidated Balance Sheets as of December 27, 2024 and June 28, 2024 (unaudited)	5

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and six months ended December 27, 2024 and December 29, 2023 (unaudited)	6

Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended December 27, 2024 and December 29, 2023 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the six months ended December 27, 2024 and December 29, 2023 (unaudited)	9

Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	39

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION	41

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 5. Other Information	58

Item 6. Exhibits	58

Signature	59

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	December 27, 2024	June 28, 2024
Assets
Current assets
Cash and cash equivalents	$403,662	$409,973
Short-term investments	530,969	448,630
Trade accounts receivable, net of allowance for expected credit losses of $1,245 and $1,629, respectively	680,094	592,452
Inventories	489,159	463,206
Prepaid expenses	17,734	10,620
Other current assets	77,394	87,810
Total current assets	2,199,012	2,012,691
Non-current assets
Property, plant and equipment, net	323,648	307,240
Intangibles, net	2,062	2,321
Operating right-of-use assets	6,397	5,336
Deferred tax assets	10,694	10,446
Other non-current assets	592	485
Total non-current assets	343,393	325,828
Total Assets	$2,542,405	$2,338,519
Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	529,016	441,835
Fixed assets payable	20,594	14,380
Operating lease liabilities, current portion	1,676	1,355
Income tax payable	8,214	3,937
Accrued payroll, bonus and related expenses	20,598	22,116
Accrued expenses	29,112	19,916
Other payables	53,950	54,403
Total current liabilities	663,160	557,942
Non-current liabilities
Deferred tax liability	1,039	4,895
Operating lease liability, non-current portion	4,417	3,635
Severance liabilities	27,572	24,093
Other non-current liabilities	3,246	2,209
Total non-current liabilities	36,274	34,832
Total Liabilities	699,434	592,774
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of December 27, 2024 and June 28, 2024)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,585,188 shares and 39,457,462 shares issued as of December 27, 2024 and June 28, 2024, respectively; and 35,981,188 shares and 36,145,242 shares outstanding as of December 27, 2024 and June 28, 2024, respectively)	396	395
Additional paid-in capital	218,449	222,044
Less: Treasury shares (3,604,000 shares and 3,312,220 shares as of December 27, 2024 and June 28, 2024, respectively)	(303,023)	(234,323)
Accumulated other comprehensive income (loss)	2,349	(3,141)
Retained earnings	1,924,800	1,760,770
Total Shareholders’ Equity	1,842,971	1,745,745
Total Liabilities and Shareholders’ Equity	$2,542,405	$2,338,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(in thousands of U.S. dollars, except per share data)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Revenues	$833,608	$712,694	$1,637,836	$1,398,171
Cost of revenues	(732,759)	(624,364)	(1,437,961)	(1,225,437)
Gross profit	100,849	88,330	199,875	172,734
Selling, general and administrative expenses	(21,206)	(19,316)	(43,237)	(39,745)
Restructuring and other related costs	(46)	—	(103)	—
Operating income	79,597	69,014	156,535	132,989
Interest income	11,314	7,748	22,247	13,646
Interest expense	—	(36)	—	(81)
Foreign exchange gain (loss), net	4,042	(3,788)	(3,053)	(3,373)
Other income (expense), net	(62)	(35)	(81)	(115)
Income before income taxes	94,891	72,903	175,648	143,066
Income tax expense	(8,255)	(3,793)	(11,618)	(8,867)
Net income	86,636	69,110	164,030	134,199
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	(521)	2,946	6,297	3,894
Change in net unrealized gain (loss) on derivative instruments	(9,416)	8,951	(883)	8,390
Change in net retirement benefits plan – prior service cost	—	8	—	134
Change in foreign currency translation adjustment	428	(206)	76	(106)
Total other comprehensive income (loss), net of tax	(9,509)	11,699	5,490	12,312
Net comprehensive income	$77,127	$80,809	$169,520	$146,511
Earnings per share
Basic	$2.40	$1.90	$4.53	$3.70
Diluted	$2.38	$1.89	$4.51	$3.67
Weighted-average number of ordinary shares outstanding (in thousands of shares)
Basic	36,163	36,328	36,183	36,292
Diluted	36,402	36,639	36,405	36,560

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended December 27, 2024

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at September 27, 2024	39,579,859	$396	$210,505	$(234,323)	$11,858	$1,838,164	$1,826,600
Net income	—	—	—	—	—	86,636	86,636
Other comprehensive income (loss)	—	—	—	—	(9,509)	—	(9,509)
Share-based compensation	—	—	8,438	—	—	—	8,438
Issuance of ordinary shares	5,329	—	—	—	—	—	—
Repurchase of 291,780 shares held as treasury shares	—	—	—	(68,700)	—	—	(68,700)
Tax withholdings related to net share settlement of restricted share units	—	—	(494)	—	—	—	(494)
Balances at December 27, 2024	39,585,188	$396	$218,449	$(303,023)	$2,349	$1,924,800	$1,842,971

For the Six Months Ended December 27, 2024

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 28, 2024	39,457,462	$395	$222,044	$(234,323)	$(3,141)	$1,760,770	$1,745,745
Net income	—	—	—	—	—	164,030	164,030
Other comprehensive income (loss)	—	—	—	—	5,490	—	5,490
Share-based compensation	—	—	17,120	—	—	—	17,120
Issuance of ordinary shares	127,726	1	(1)	—	—	—	—
Repurchase of 291,780 shares held as treasury shares	—	—	—	(68,700)	—	—	(68,700)
Tax withholdings related to net share settlement of restricted share units	—	—	(20,714)	—	—	—	(20,714)
Balances at December 27, 2024	39,585,188	$396	$218,449	$(303,023)	$2,349	$1,924,800	$1,842,971

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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(in thousands of U.S. dollars)	December 27, 2024	December 29, 2023
Cash flows from operating activities
Net income for the period	$164,030	$134,199
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,796	24,186
(Gain) loss on disposal of property, plant and equipment and intangibles	(37)	(111)
Amortization of discount (premium) of short-term investments	(2,225)	(1,397)
(Reversal of) allowance for expected credit losses	(384)	1,776
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	1,345	3,287
Amortization of fair value at hedge inception of interest rate swaps	—	(154)
Share-based compensation	17,120	14,714
Deferred income tax expense (benefit)	(3,493)	1,117
Other non-cash expenses	30	89
Changes in operating assets and liabilities
Trade accounts receivable	(87,178)	(53,873)
Inventories	(25,953)	104,818
Other current assets and non-current assets	9,536	(16,360)
Trade accounts payable	88,272	(6,980)
Income tax payable	4,304	1,531
Accrued expenses	8,124	4,272
Other payables	186	20,700
Severance liabilities	1,565	1,395
Other current liabilities and non-current liabilities	(1,952)	(3,995)
Net cash provided by operating activities	199,086	229,214
Cash flows from investing activities
Purchase of short-term investments	(155,936)	(164,971)
Proceeds from sales of short-term investments	—	10,000
Proceeds from maturities of short-term investments	82,129	72,824
Purchase of property, plant and equipment	(42,150)	(21,236)
Purchase of intangibles	(227)	(518)
Proceeds from disposal of property, plant and equipment	110	2,048
Net cash used in investing activities	(116,074)	(101,853)
Cash flows from financing activities
Repayment of long-term borrowings	—	(6,094)
Repurchase of ordinary shares	(68,700)	(6,372)
Withholding tax related to net share settlement of restricted share units	(20,714)	(12,352)
Net cash used in financing activities	(89,414)	(24,818)
Net increase (decrease) in cash and cash equivalents	$(6,402)	$102,543
Movement in cash and cash equivalents
Cash and cash equivalents at the beginning of period	$409,973	$231,368
Increase (decrease) in cash and cash equivalents	(6,402)	102,543
Effect of exchange rate on cash and cash equivalents	91	142
Cash and cash equivalents at the end of period	$403,662	$334,053
Non-cash investing and financing activities
Construction, software and equipment-related payables	$20,594	$12,983

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
2.    Accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of December 27, 2024 and for the three and six months ended December 27, 2024 and December 29, 2023 include normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or "GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 28, 2024.
The balance sheet as of June 28, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three and six months ended December 27, 2024 may not be indicative of results for the year ending June 27, 2025 or any future periods.
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

Fiscal years
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended December 27, 2024 and December 29, 2023 consisted of 13 weeks. Fiscal year 2025 will comprise 52 weeks and will end on June 27, 2025.
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures,” which requires more detailed income tax disclosures. This ASU requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. This ASU is effective for all entities for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will be effective for the Company beginning with fiscal year 2026. The Company is currently assessing the impact to its disclosures.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses,” which requires additional notes to financial statements. This ASU requires entities to include certain current disclosures in the same tabular format disclosure as the other disaggregation requirements in the amendments in this ASU. This ASU is effective for all entities for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU is effective for the Company's annual periods beginning June 26, 2027, and interim periods beginning July 1, 2028, and will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

3.    Revenues from contracts with customers
Revenue by Geographic Area, End Market and Product Category
Revenues are attributed to a particular geographic area based on the bill-to-location of the Company’s customers. The Company operates in three geographic regions: North America; Asia-Pacific and others; and Europe.
The following table presents total revenues by geographic region:

(in thousands, except percentages)	Three Months Ended December 27, 2024	As a % of Total Revenues	Six Months Ended December 27, 2024	As a % of Total Revenues
North America
U.S.	$371,112		$678,932
Others (1)	1,291		2,949
Total revenue in North America	372,403	44.7%	681,881	41.6%
Asia-Pacific and others
Israel	240,671		531,624
India	75,629		152,459
Hong Kong	20,415		38,962
Thailand	14,069		25,190
China	13,650		25,522
Singapore	12,481		23,244
Japan	8,976		17,555
Malaysia	7,565		15,063
Others	726		1,201
Total revenue in Asia-Pacific and others	394,182	47.3%	830,820	50.7%
Europe
U.K.	39,262		71,712
Germany	10,867		20,211
Others	16,894		33,212
Total revenue in Europe	$67,023	8.0%	$125,135	7.7%
Total revenue	$833,608	100.0%	$1,637,836	100.0%

(in thousands, except percentages)	Three Months Ended December 29, 2023	As a % of Total Revenues	Six Months Ended December 29, 2023	As a % of Total Revenues
North America
U.S.	$238,288		$493,147
Others (1)	3,331		6,791
Total revenue in North America	241,619	33.9%	499,938	35.8%
Asia-Pacific and others
Israel	267,038		477,714
India	75,033		145,810
Malaysia	36,626		69,945
China	21,262		41,522
Hong Kong	12,150		27,938
Thailand	10,403		23,430
Japan	5,826		12,636
Others	1,570		2,735
Total revenue in Asia-Pacific and others	429,908	60.3%	801,730	57.3%
Europe
U.K.	18,870		48,644
Germany	10,395		23,175
Others	11,902		24,684
Total revenue in Europe	$41,167	5.8%	$96,503	6.9%
Total revenue	$712,694	100.0%	$1,398,171	100.0%
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each year presented is $0.
The following table presents revenues by end market and product category:

(in thousands, except percentages)	Three Months Ended December 27, 2024	As a % of Total Revenues	Six Months Ended December 27, 2024	As a % of Total Revenues
Optical communications
Datacom	$299,101		$627,982
Telecom	348,049		645,483
Total revenue - Optical communications	$647,150	77.6%	$1,273,465	77.8%
Non-optical communications
Automotive	$104,247		$206,988
Industrial laser	37,542		72,868
Others	44,669		84,515
Total revenue - Non-optical communications	$186,458	22.4%	$364,371	22.2%
Total revenue	$833,608	100.0%	$1,637,836	100.0%

(in thousands, except percentages)	Three Months Ended December 29, 2023	As a % of Total Revenues	Six Months Ended December 29, 2023	As a % of Total Revenues
Optical communications
Datacom	$288,121		$530,164
Telecom	279,813		571,027
Total revenue - Optical communications	$567,934	79.7%	$1,101,191	78.8%
Non-optical communications
Automotive	$79,172		$167,530
Industrial laser	30,348		60,263
Others	35,240		69,187
Total revenue - Non-optical communications	$144,760	20.3%	$296,980	21.2%
Total revenue	$712,694	100.0%	$1,398,171	100.0%
Contract Assets and Liabilities
A contract asset is recognized when the Company has recognized revenues, but has not yet issued an invoice to its customer for payment. Contract assets are recognized in the unaudited condensed consolidated balance sheets under other current assets and transferred to accounts receivable when rights to payment become unconditional.
As of December 27, 2024 and June 28, 2024, the Company's contract assets were de minimis.
A contract liability is recognized when the Company has advance payment arrangements with customers. Contract liabilities are recognized in the unaudited condensed consolidated balance sheets under other payables. The contract liabilities balance is normally recognized as revenue within six months.
The following tables summarize the activity in the Company’s contract liabilities during the six months ended December 27, 2024:

(in thousands)	Contract Liabilities
Beginning balance, June 28, 2024	$7,846
Advance payments received during the period	5,615
Revenue recognized	(4,845)
Ending balance, December 27, 2024	$8,616

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
Earnings per ordinary share was calculated as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Net income attributable to shareholders	$86,636	$69,110	$164,030	$134,199
Weighted-average number of ordinary shares outstanding	36,163	36,328	36,183	36,292
Incremental shares arising from the assumed vesting of restricted share units and performance share units	239	311	222	268
Weighted-average number of ordinary shares for diluted earnings per ordinary share	36,402	36,639	36,405	36,560
Basic earnings per ordinary share	$2.40	$1.90	$4.53	$3.70
Diluted earnings per ordinary share	$2.38	$1.89	$4.51	$3.67

5.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments are as follows:

			Fair Value
(in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Short-term investments	Other Investments
As of December 27, 2024
Cash	$352,399	$—	$352,399	$—	$—
Cash equivalents	51,273	(10)	51,263	—	—
Certificates of deposit and time deposits	135,026	1,824	—	136,850	—
Corporate debt securities	136,515	2,848	—	139,363	—
U.S. agency and U.S. treasury securities	254,297	459	—	254,756	—
Total	$929,510	$5,121	$403,662	$530,969	$—
As of June 28, 2024
Cash	$409,938	$—	$409,938	$—	$—
Cash equivalents	35	—	35	—	—
Certificates of deposit and time deposits	134,288	(5)	—	134,283	—
Corporate debt securities	137,695	(932)	—	136,763	—
U.S. agency and U.S. treasury securities	177,824	(240)	—	177,584	—
Total	$859,780	$(1,177)	$409,973	$448,630	$—
All highly liquid investments with original maturities of three months or less at the date of purchase are classified as cash equivalents. Management determines the appropriate classification of its investments at the time of purchase. The Company may sell certain of its short-term investments prior to their stated maturities for strategic reasons including, but not limited to, anticipation of credit deterioration and duration management. The maturities of the Company’s short-term investments generally range from three months to three years.
The following table summarizes the cost and estimated fair value of short-term investments classified as available-for-sale securities based on stated effective maturities as of December 27, 2024 and June 28, 2024:

	December 27, 2024		June 28, 2024
(in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$122,647	$124,479	$110,671	$110,669
Due between one to five years	403,191	406,490	339,136	337,961
Total	$525,838	$530,969	$449,807	$448,630

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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of December 27, 2024
Assets
Cash equivalents	$—	$51,263		$—	$51,263
Certificates of deposit and time deposits	—	136,850		—	136,850
Corporate debt securities	—	139,363		—	139,363
U.S. agency and U.S. treasury securities	—	254,756		—	254,756
Derivative assets – current portion	—	645	(1)	—	645
Total	$—	$582,877		$—	$582,877
Liabilities
Derivative liabilities – current portion	$—	$(2,932)		$—	$(2,932)
Total	$—	$(2,932)	(2)	$—	$(2,932)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 28, 2024
Assets
Cash equivalents	$—	$35		$—	$35
Certificates of deposit and time deposits	—	134,283		—	134,283
Corporate debt securities	—	136,763		—	136,763
U.S. agency and U.S. treasury securities	—	177,584		—	177,584
Derivative assets – current portion	—	15	(3)	—	15
Total	$—	$448,680		$—	$448,680
Liabilities
Derivative liabilities – current portion	$—	$(2,244)		$—	$(2,244)
Total	$—	$(2,244)	(4)	$—	$(2,244)
(1)Foreign currency forward contracts with an aggregate notional amount of $27.0 million.
(2)Foreign currency forward contracts with an aggregate notional amount of $119.0 million and 0.3 million Canadian dollars.
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
As of December 27, 2024, the Company had 146 outstanding U.S. dollar foreign currency forward contracts against Thai baht, with an aggregate notional amount of $146.0 million and maturity dates ranging from January 2025 through July 2025 and one outstanding Canadian dollar foreign currency forward contract with a notional amount of 0.3 million Canadian dollars and a maturity date in March 2025.
As of June 28, 2024, the Company had 135 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $135.0 million and maturity dates ranging from July 2024 through January 2025, and one foreign currency contract with a notional amount of 0.4 million Canadian dollars and a maturity date in September 2024.
As of December 27, 2024, the hedging relationship over foreign currency forward contracts designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of December 27, 2024, the amount in accumulated other comprehensive income (“AOCI”) expected to be reclassified into earnings within 12 months was a loss of $2.1 million.
As of June 28, 2024, the hedging relationship over foreign currency forward contracts designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. As of June 28, 2024, the amount in AOCI expected to be reclassified into earnings within 12 months as loss was $1.2 million.
During the three and six months ended December 27, 2024, the Company included unrealized loss of $5.1 million and $1.0 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
During the three and six months ended December 29, 2023, the Company included unrealized gain of $2.6 million and $2.9 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended		Six Months Ended
(in thousands)	Financial statements line item	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income (loss)	$(13,303)	$11,119	$(57)	$9,554
Interest rate swaps	Other comprehensive income (loss)	—	(75)	—	(153)
Total derivatives gain (loss) recognized in other comprehensive income (loss)		$(13,303)	$11,044	$(57)	$9,401
Derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings:
Foreign currency forward contracts	Cost of revenues	$(5,905)	$4,783	$(4,486)	$8,455
Foreign currency forward contracts	SG&A	(451)	199	(345)	354
Foreign currency forward contracts	Foreign exchange gain (loss), net	9,842	(7,205)	3,933	(10,420)
Interest rate swaps	Interest expense	—	(65)	—	(154)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings		$3,486	$(2,288)	$(898)	$(1,765)
Change in net unrealized gain (loss) on derivatives instruments		$(9,817)	$8,756	$(955)	$7,636
Fair Value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	December 27, 2024		June 28, 2024
(in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$467	$(565)	$—	$(1,088)
Derivatives designated as hedging instruments
Foreign currency forward contracts	178	(2,367)	15	(1,156)
Derivatives, gross balances	$645	$(2,932)	$15	$(2,244)
The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets, Other non-current assets
Fair Value of Derivative Liabilities	Accrued expenses, Other non-current liabilities

7.    Inventories

(in thousands)	As of December 27, 2024	As of June 28, 2024
Raw materials	$115,138	$138,488
Work in progress	304,481	266,107
Finished goods	49,786	39,701
Goods in transit	19,754	18,910
Total inventories	$489,159	$463,206

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
Operating leases
As of December 27, 2024, the maturities of the Company’s operating lease liabilities, by fiscal year, were as follows:

(in thousands)
2025 (remaining six months)	$1,020
2026	2,040
2027	1,230
2028	784
2029	753
Thereafter	1,410
Total undiscounted lease payments	7,237
Less imputed interest	(1,144)
Total present value of lease liabilities	$6,093	(1)
(1)Includes current portion of operating lease liabilities of $1.7 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term.
Rental expense for long-term leases for the three and six months ended December 27, 2024 was $0.4 million and $0.9 million, respectively, and for the three and six months ended December 29, 2023 was $0.5 million and $1.1 million, respectively.
Rental expense for short-term leases for the three and six months ended December 27, 2024 was immaterial, and for the three and six months ended December 29, 2023 was $0.3 million, and $0.7 million, respectively.
The following summarizes additional information related to the Company’s operating leases:

	As of December 27, 2024	As of June 28, 2024
Weighted-average remaining lease term (in years)	5.4	5.6
Weighted-average discount rate	6.4%	5.6%

The following table presents supplemental disclosure for the unaudited condensed consolidated statements of cash flows related to operating leases for the three and six months ended December 27, 2024 and December 29, 2023:

	Three Months Ended		Six Months Ended
(in thousands)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$501	$785	$1,245	$1,744
ROU assets obtained in exchange for lease liabilities	$1,778	$118	$1,937	$5,054
9.    Intangibles
The following tables present details of the Company’s intangibles:

(in thousands)	As of December 27, 2024	As of June 28, 2024
Software
Gross Carrying Amount	$11,613	$11,398
Accumulated Amortization	(9,551)	(9,077)
Net	$2,062	$2,321
The Company recorded amortization expense relating to intangibles of $0.2 million and $0.3 million for the three months ended December 27, 2024 and December 29, 2023, respectively, and $0.5 million and $0.6 million for the six months ended December 27, 2024 and December 29, 2023, respectively.

The weighted-average remaining life of software was:

(years)	As of December 27, 2024	As of June 28, 2024
Software	1.7	2.1
Based on the carrying amount of intangibles as of December 27, 2024, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(in thousands)
2025 (remaining six months)	$563
2026	662
2027	459
2028	288
2029	88
Thereafter	2
Total	$2,062

10.    Income taxes
As of December 27, 2024 and June 28, 2024, the liability for uncertain tax positions including accrued interest and penalties was $2.3 million and $1.3 million, respectively.
The Company files income tax returns in the United States and foreign tax jurisdictions. The tax years from 2017 to 2023 remain open to examination by U.S. federal and state, and foreign tax authorities. The Company is currently under examination by the U.S. Internal Revenue Service for the fiscal year ended June 24, 2022. The Company’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of each entity in the Company, adjusted for discrete items arising in that quarter. If the Company’s estimated annual effective tax rate changes, the Company makes a cumulative adjustment in that quarter.
The effective tax rate for the Company for the three months ended December 27, 2024 and December 29, 2023 was 8.7% and 5.2%, respectively, of net income. The increase was due to higher income subject to tax and a discrete expense related to continuing assessment of potential tax exposures.
The effective tax rate for the Company for the six months ended December 27, 2024 and December 29, 2023 was 6.6% and 6.2%, respectively, of net income. The increase was due to higher income subject to tax and a discrete expense due to a continuing assessment of potential tax exposures during the six months ended December 27, 2024, offset by a full valuation allowance for deferred tax assets that was set up during the six months ended December 29, 2023 for the Company's subsidiary in Israel.
11.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three and six months ended December 27, 2024 and December 29, 2023 was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Share-based compensation expense by type of award:
Restricted share units	$5,430	$4,088	$11,143	$8,967
Performance share units	3,008	2,893	5,977	5,747
Total share-based compensation expense	8,438	6,981	17,120	14,714
Tax effect on share-based compensation expense	—	—	—	—
Net effect on share-based compensation expense	$8,438	$6,981	$17,120	$14,714
Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended		Six Months Ended
(in thousands)	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Cost of revenue	$2,764	$1,701	$5,662	$3,866
Selling, general and administrative expense	5,674	5,280	11,458	10,848
Total share-based compensation expense	$8,438	$6,981	$17,120	$14,714
The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and six months ended December 27, 2024 and December 29, 2023.

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
The 2020 Plan, 2010 Plan and 2017 Inducement Plan are collectively referred to as the “Equity Incentive Plans.”
The following table summarizes the number of equity awards outstanding and ordinary shares available for grant under each of the Equity Incentive Plans as of December 27, 2024:

(share units)	Restricted Share Units outstanding	Performance Share Units outstanding	Ordinary Shares available for future grant
2020 Plan	285,740	120,916	1,592,062
2017 Inducement Plan	—	—	111,347
Total	285,740	120,916	1,703,409
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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2024	306,660	$129.01
Granted	107,026	$260.95
Vested	(120,452)	$114.39
Forfeited	(7,494)	$151.56
Balance as of December 27, 2024	285,740	$184.00

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2023	368,765	$97.49
Granted	114,159	$160.54
Vested	(145,067)	$86.07
Forfeited	(10,093)	$120.71
Balance as of December 29, 2023	327,764	$123.79

The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2024	171,078	$135.31
Granted	46,980	$261.84
Vested	(97,142)	$117.35
Forfeited	—	$—
Balance as of December 27, 2024	120,916	$198.90

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2023	204,016	$108.81
Granted	73,936	$158.91
Vested	(106,874)	101.05
Forfeited	—	$—
Balance as of December 29, 2023	171,078	$135.31
As of December 27, 2024, there was $27.3 million and $13.2 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.8 and 1.3 years, respectively.
For the six months ended December 27, 2024 and December 29, 2023, the Company withheld an aggregate of 89,868 shares and 100,763 shares, respectively, upon the vesting of restricted share units and performance shares units, based upon the closing share price on the vesting date to settle employee tax withholding obligations. For the six months ended December 27, 2024 and December 29, 2023, the Company then remitted cash of $20.7 million and $12.4 million, respectively, to the appropriate taxing authorities and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.
12.    Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three and six months ended December 27, 2024, Fabrinet issued 5,329 and 127,726 ordinary shares, respectively, upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
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
During the six months ended December 27, 2024, 291,780 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $235.43, for an aggregate purchase price of $68.7 million. As of December 27, 2024, the Company had a remaining authorization to repurchase up to $131.3 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

13.    Accumulated other comprehensive income (loss)
The changes in AOCI for the six months ended December 27, 2024 and December 29, 2023 were as follows:

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Total
Balance as of June 28, 2024	$(1,179)	$(980)	$(982)	$(3,141)
Other comprehensive income (loss) before reclassification	6,297	(57)	76	6,316
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	—	(898)	—	(898)
Tax effects	—	72	—	72
Other comprehensive income (loss)	$6,297	$(883)	$76	$5,490
Balance as of December 27, 2024	$5,118	$(1,863)	$(906)	$2,349

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 30, 2023	$(3,279)	$(3,541)	$(330)	$(965)	$(8,115)
Other comprehensive income (loss) before reclassification	3,893	9,401	—	(106)	13,188
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	1	(1,765)	158	—	(1,606)
Tax effects	—	754	(24)	—	730
Other comprehensive income (loss)	$3,894	$8,390	$134	$(106)	$12,312
Balance as of December 29, 2023	$615	$4,849	$(196)	$(1,071)	$4,197

14.    Commitments and contingencies
Bank guarantees
As of December 27, 2024 and June 28, 2024, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses totaling $2.2 million and $2.0 million, respectively, or Thai baht 75.7 million and 73.2 million, respectively. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in Israel to support the subsidiary's operations related to the Israeli Customs department.
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
As of December 27, 2024, the Company had purchase obligations and other commitments to third parties of $1.27 billion.
Capital expenditures
As of December 27, 2024, the Company had total capital expenditure commitments to third parties of $45.2 million.
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
During the three months ended December 27, 2024, the Borrowers and the Bank amended the 2023 Credit Facility Agreement to reduce the facility to $30.0 million, which may be used for, among other things, an overdraft facility.
As of December 27, 2024, there was no amount outstanding under the 2023 Credit Facility Agreement.
Under the 2023 Credit Facility Agreement, the Borrowers are required to maintain a debt-to-equity ratio of less than or equal to 1.5 times for Fabrinet Thailand and 1.0 times for the Parent Company.
As of December 27, 2024, the Borrowers were in compliance with all of their financial covenants under the 2023 Credit Facility Agreement.
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
In September 2024, the Court dismissed the lawsuit in its entirety based on jurisdictional grounds. The Plaintiffs have since appealed the Court’s ruling to the High People's Court of Fujian Province (the "Appellate Court"). In their appeal, the

Plaintiffs now claim that Casix is the primary obligor to return the alleged unjust enrichment to the Plaintiffs. On November 24, 2024, the Appellate Court agreed to hear the appeal. At this time, the Company is not able to quantify any potential liability in connection with this litigation due to its pending status and preliminary nature.
15.    Business segments and geographic information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is Fabrinet’s Chief Executive Officer. As of December 27, 2024, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
For the Company’s revenues by geographic region, see “Revenue by Geographic Area, End Market and Product Category” in Note 3.
The following table presents long-lived assets by the country in which they are based:

(in thousands)	December 27, 2024	June 28, 2024
Long-Lived Assets:
Thailand	$279,268	$261,141
U.S.	28,378	28,914
China	14,004	14,586
Israel	1,569	2,160
Others	429	439
Total	$323,648	$307,240
Significant customers
The Company had three customers that each contributed to 10% or more of the Company's total trade accounts receivable as of December 27, 2024 and June 28, 2024.
During the six months ended December 27, 2024 and December 29, 2023, the Company had two customers and three customers, respectively, that each contributed 10% or more of the Company's revenues. Such customers together accounted for 50.5% and 53.9% of the Company revenues during the respective periods.

16.    Subsequent event
In January 2025, the Company’s board of directors approved the repurchase of up to an additional $100.0 million of the Company’s outstanding ordinary shares, bringing the aggregate authorization under the Company’s existing share repurchase program to $534.3 million.

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
•our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2025 will be in line with the portion of revenues attributable to such customers during the six months ended December 27, 2024;
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
The percentage of our revenues generated from a bill-to location outside of North America decreased from 66.1% in the three months ended December 29, 2023 to 55.3% in the three months ended December 27, 2024, primarily because of an increase in revenue from a customer in the United States.
The percentage of our revenues generated from a bill-to location outside of North America decreased from 64.2% in the six months ended December 29, 2023 to 58.4% in the six months ended December 27, 2024, primarily because of an increase in revenue from a customer in the United States.

Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2025 will be in line with the portion of revenues attributable to such customers during the six months ended December 27, 2024.
The following table presents percentages of total revenues by geographic region:

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
North America	44.7%	33.9%	41.6%	35.8%
Asia-Pacific and others	47.3	60.3	50.7	57.3
Europe	8.0	5.8	7.7	6.9
	100.0%	100.0%	100.0%	100.0%
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

Selling, General and Administrative Expenses
Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2025, we expect our SG&A expenses will increase compared with our fiscal year 2024 SG&A expenses, mainly due to increases in employee costs and research and development ("R&D") expenses.
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
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of December 27, 2024			As of June 28, 2024
(in thousands, except percentages)	Foreign Currency	$	%	Foreign Currency	$	%
Assets
Thai baht	1,092,745	32,017	72.2%	1,046,000	28,385	72.5%
RMB	65,857	9,160	20.7	42,852	6,013	15.4
GBP	2,533	3,173	7.1	3,778	4,773	12.1
Total		$44,350	100.0%		$39,171	100.0%
Liabilities
Thai baht	3,813,466	111,734	89.4%	3,263,391	88,559	87.4%
RMB	93,306	12,979	10.4	78,418	11,003	10.9
GBP	253	317	0.2	1,359	1,717	1.7
Total		$125,030	100.0%		$101,279	100.0%

The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued employee benefits and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of December 27, 2024, there was $146.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 28, 2024, there was $135.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable, other receivables, and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued payroll, bonus and related expenses, and other payables. As of December 27, 2024 and June 28, 2024, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable, accrued expenses, and other payables. As of December 27, 2024 and June 28, 2024, we did not have any derivative contracts denominated in GBP.
For the three months ended December 27, 2024 and December 29, 2023, we recorded unrealized loss of $5.1 million and unrealized gain of $2.6 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
For the six months ended December 27, 2024 and December 29, 2023, we recorded unrealized loss of $1.0 million and unrealized gain $2.9 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
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
As of December 27, 2024, the corporate income tax rates for our subsidiaries in the PRC, the U.S., the U.K. and Israel are 25%, 21%, 25% and 23%, respectively.
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

(in thousands)	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Revenues	$833,608	$712,694	$1,637,836	$1,398,171
Cost of revenues	(732,759)	(624,364)	(1,437,961)	(1,225,437)
Gross profit	100,849	88,330	199,875	172,734
Selling, general and administrative expenses	(21,206)	(19,316)	(43,237)	(39,745)
Restructuring and other related costs	(46)	—	(103)	—
Operating income	79,597	69,014	156,535	132,989
Interest income	11,314	7,748	22,247	13,646
Interest expense	—	(36)	—	(81)
Foreign exchange gain (loss), net	4,042	(3,788)	(3,053)	(3,373)
Other income (expense), net	(62)	(35)	(81)	(115)
Income before income taxes	94,891	72,903	175,648	143,066
Income tax expense	(8,255)	(3,793)	(11,618)	(8,867)
Net income	86,636	69,110	164,030	134,199
Other comprehensive income (loss), net of tax	(9,509)	11,699	5,490	12,312
Net comprehensive income	$77,127	$80,809	$169,520	$146,511
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 27, 2024	December 29, 2023	December 27, 2024	December 29, 2023
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(87.9)	(87.6)	(87.8)	(87.6)
Gross profit	12.1	12.4	12.2	12.4
Selling, general and administrative expenses	(2.6)	(2.7)	(2.6)	(2.9)
Restructuring and other related costs	0.0	—	0.0	—
Operating income	9.5	9.7	9.6	9.5
Interest income	1.4	1.1	1.3	1.0
Interest expense	—	0.0	—	0.0
Foreign exchange gain (loss), net	0.5	(0.6)	(0.2)	(0.3)
Other income (expense), net	0.0	0.0	0.0	0.0
Income before income taxes	11.4	10.2	10.7	10.2
Income tax expense	(1.0)	(0.5)	(0.7)	(0.6)
Net income	10.4	9.7	10.0	9.6
Other comprehensive income (loss), net of tax	(1.1)	1.6	0.3	0.9
Net comprehensive income	9.3%	11.3%	10.3%	10.5%

The following table sets forth our revenues by end market and product category for the periods indicated.

(in thousands, except percentages)	Three Months Ended December 27, 2024	As a % of Total Revenues	Six Months Ended December 27, 2024	As a % of Total Revenues
Optical communications
Datacom	$299,101		$627,982
Telecom	348,049		645,483
Total revenue - Optical communications	$647,150	77.6%	$1,273,465	77.8%
Non-optical communications
Automotive	$104,247		$206,988
Industrial laser	37,542		72,868
Others	44,669		84,515
Total revenue - Non-optical communications	$186,458	22.4%	$364,371	22.2%
Total revenue	$833,608	100.0%	$1,637,836	100.0%

(in thousands, except percentages)	Three Months Ended December 29, 2023	As a % of Total Revenues	Six Months Ended December 29, 2023	As a % of Total Revenues
Optical communications
Datacom	$288,121		$530,164
Telecom	279,813		571,027
Total revenue - Optical communications	$567,934	79.7%	$1,101,191	78.8%
Non-optical communications
Automotive	$79,172		$167,530
Industrial laser	30,348		60,263
Others	35,240		69,187
Total revenue - Non-optical communications	$144,760	20.3%	$296,980	21.2%
Total revenue	$712,694	100.0%	$1,398,171	100.0%
Comparison of Three and Six Months Ended December 27, 2024 with Three and Six Months Ended December 29, 2023
Revenues
Our revenues increased by $120.9 million, or 17.0%, to $833.6 million for the three months ended December 27, 2024, compared with $712.7 million for the three months ended December 29, 2023. This increase was primarily due to an increase in our key customers’ demand for optical communications products. Revenues from optical communications products, which represented $647.2 million, or 77.6%, of our revenues for the three months ended December 27, 2024, increased by $79.2 million, or 13.9%, compared to the same period in the prior fiscal year, mainly due to an increase in revenues from data communication products, primarily for artificial intelligence applications, and an increase in revenues from telecommunication products during the three months ended December 27, 2024. Revenues from non-optical communications products, which represented $186.5 million, or 22.4%, of our revenues for the three months ended December 27, 2024, increased by $41.7 million, or 28.8%, compared to the same period in the prior fiscal year, primarily due to growth in automotive revenue, as short-term inventory absorption issues have substantially subsided.
Our revenues increased by $239.6 million, or 17.1%, to $1,637.8 million for the six months ended December 27, 2024, compared with $1,398.2 million for the six months ended December 29, 2023. This increase was primarily due to an increase in our key customers’ demand for optical communications products. Revenues from optical communications products, which represented $1,273.5 million, or 77.8%, of our revenues for the six months ended December 27, 2024, increased by $172.3 million, or 15.6%, compared to the same period in the prior fiscal year, mainly due to an increase in revenues from data communication products, primarily for artificial intelligence applications, and an increase in revenues from telecommunication products during the six months ended December 27, 2024. Revenues from non-optical communications products, which represented $364.4 million, or 22.2%, of our revenues for the six months ended December 27, 2024, increased by $67.4 million, or 22.7%, compared to the same period in the prior fiscal year, primarily due to growth in automotive revenue, as short-term inventory absorption issues have substantially subsided.

Cost of revenues
Our cost of revenues increased by $108.4 million, or 17.4%, to $732.8 million, or 87.9% of revenues, for the three months ended December 27, 2024, compared with $624.4 million, or 87.6% of revenues, for the three months ended December 29, 2023. The increase was in line with the increase in sales volume.
Our cost of revenues increased by $212.6 million, or 17.3%, to $1,438.0 million, or 87.8% of revenues, for the six months ended December 27, 2024, compared with $1,225.4 million, or 87.6% of revenues, for the six months ended December 29, 2023. This increase was in line with the increase in sales volume.
Gross profit
Our gross profit increased by $12.5 million, or 14.2%, to $100.8 million, or 12.1% of revenues, for the three months ended December 27, 2024, compared with $88.3 million, or 12.4% of revenues, for the three months ended December 29, 2023. The increase was primarily due to an increase in sales volume.
Our gross profit increased by $27.2 million, or 15.7%, to $199.9 million, or 12.2% of revenues, for the six months ended December 27, 2024, compared with $172.7 million, or 12.4% of revenues, for the six months ended December 29, 2023. The increase was primarily due to an increase in sales volume.
SG&A expenses
Our SG&A expenses increased by $1.9 million, or 9.8%, to $21.2 million, or 2.6% of revenues, for the three months ended December 27, 2024, compared with $19.3 million, or 2.7% of revenues, for the three months ended December 29, 2023. The increase was primarily due to (1) an increase in executive compensation related expenses of $2.2 million, (2) an increase in R&D expenses of $0.4 million, (3) an increase in share-based compensation expenses of $0.4 million, and (4) an increase in legal expenses of $0.3 million, offset by a net decrease in allowance for expected credit losses of $1.5 million.
Our SG&A expenses increased by $3.5 million, or 8.8%, to $43.2 million, or 2.6% of revenues, for the six months ended December 27, 2024, compared with $39.7 million, or 2.9% of revenues, for the six months ended December 29, 2023. The increase was primarily due to (1) an increase in executive compensation related expenses of $2.6 million, (2) an increase in R&D expenses of $0.9 million, (3) an increase in severance expenses of $0.7 million, (4) an increase in legal expenses of $0.7 million, and (5) an increase in share-based compensation expenses of $0.6 million, offset by a net decrease in allowance for expected credit losses of $2.0 million.
Operating income
Our operating income increased by $10.6 million, or 15.4%, to $79.6 million, or 9.5% of revenues, for the three months ended December 27, 2024, compared with $69.0 million, or 9.7% of revenues, for the three months ended December 29, 2023. The increase was primarily due to an increase in revenues.
Our operating income increased by $23.5 million, or 17.7%, to $156.5 million, or 9.6% of revenues, for the six months ended December 27, 2024, compared with $133.0 million, or 9.5% of revenues, for the six months ended December 29, 2023. The increase was primarily due to an increase in revenues.
Interest income
Our interest income increased by $3.6 million, or 46.8%, to $11.3 million, or 1.4% of revenues, for the three months ended December 27, 2024, compared with $7.7 million, or 1.1% of revenues, for the three months ended December 29, 2023. The increase was primarily due to an increase in average cash balance and short-term investment during the three months ended December 27, 2024 compared to the same period in the prior fiscal year.
Our interest income increased by $8.6 million, or 63.2%, to $22.2 million, or 1.3% of revenues, for the six months ended December 27, 2024, compared with $13.6 million, or 1.0% of revenues, for the six months ended December 29, 2023. The increase was primarily due to an increase in average cash balance and short-term investment during the six months ended December 27, 2024 compared to same period in the prior fiscal year.
Interest expense
Our interest expense decreased for the three and six months ended December 27, 2024, compared with the three and six months ended December 29, 2023, due to the full repayment of our long-term loan balance.

Foreign exchange gain (loss), net
We recorded foreign exchange gain, net of $4.0 million, or 0.5% of revenues, for the three months ended December 27, 2024, compared with foreign exchange loss, net of $3.8 million, or 0.6% of revenues, for the three months ended December 29, 2023. The foreign exchange gain was mainly due to (1) unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $14.0 million, (2) unrealized gain from revaluation of currencies other than Thai baht of $2.0 million, and (3) lower realized gain from payment/receipt of $0.5 million, offset by (1) unrealized loss from mark-to-market forward contracts of $7.7 million, and (2) foreign exchange loss, totaling $1.0 million from our subsidiaries in the PRC and the U.K.
We recorded foreign exchange loss, net of $3.1 million, or 0.2% of revenues, for the six months ended December 27, 2024, compared with foreign exchange loss, net of $3.4 million, or 0.3% or revenues, for the six months ended December 29, 2023. The decrease in foreign exchange loss was mainly due to (1) lower unrealized loss from revaluation of outstanding Thai baht assets and liabilities of $2.8 million, and (2) unrealized gain from revaluation of currencies other than Thai baht of $1.6 million, offset by (1) unrealized loss from mark-to-market forward contracts of $3.9 million, and (2) higher realized loss from payment/receipt of $0.2 million.
Income before income taxes
We recorded income before income taxes of $94.9 million for the three months ended December 27, 2024, compared with $72.9 million for the three months ended December 29, 2023.
We recorded income before income taxes of $175.6 million for the six months ended December 27, 2024, compared with $143.1 million for the six months ended December 29, 2023.
Income tax expense
Our provision for income tax reflects effective tax rates of 8.7% and 5.2% for the three months ended December 27, 2024 and December 29, 2023, respectively. The increase was due to higher income subject to tax and a discrete expense related to continuing assessment of potential tax exposures.
Our provision for income tax reflects effective tax rates of 6.6% and 6.2% for the six months ended December 27, 2024 and December 29, 2023, respectively. The increase was due to higher income subject to tax and a discrete expense related to a continuing assessment of potential tax exposures during the six months ended December 27, 2024, offset by a full valuation allowance for deferred tax assets that was set up during the six months ended December 29, 2023 for our subsidiary in Israel.
Net income
We recorded net income of $86.6 million, or 10.4% of revenues, for the three months ended December 27, 2024, compared with $69.1 million, or 9.7% of revenues, for the three months ended December 29, 2023.
We recorded net income of $164.0 million, or 10.0% of revenues, for the six months ended December 27, 2024, compared with $134.2 million, or 9.6% of revenues, for the six months ended December 29, 2023.
Other comprehensive income (loss)
We recorded other comprehensive loss of $9.5 million, or 1.1% of revenues, for the three months ended December 27, 2024, compared with other comprehensive income of $11.7 million, or 1.6% of revenues, for the three months ended December 29, 2023. The change was mainly due to (1) unrealized loss from mark-to-market of forward contracts and interest rate swap agreements of $18.4 million, and (2) unrealized loss from mark-to-market of available-for-sale debt securities of $3.4 million, offset by (1) unrealized gain from foreign currency translation adjustment of $0.6 million.
We recorded other comprehensive income of $5.5 million, or 0.3% of revenues, for the six months ended December 27, 2024, compared with other comprehensive income of $12.3 million, or 0.9% of revenues, for the six months ended December 29, 2023. The decrease in other comprehensive income was mainly due to (1) unrealized loss from mark-to-market of forward contracts and interest rate swap agreements of $9.3 million, and (2) lower gain from retirement benefits plan of $0.1 million, offset by (1) higher unrealized gain from mark-to-market of available-for-sale debt securities of $2.4 million, and (2) unrealized gain from foreign currency translation adjustment of $0.2 million.

Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operating activities. As of December 27, 2024, we had cash, cash equivalents, and short-term investments of $934.6 million and no outstanding debt. As of December 29, 2023, we had cash, cash equivalents, and short-term investments of $740.6 million and outstanding debt of $6.1 million.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents was 4.2% and 4.4% for the three and six months ended December 27, 2024, respectively, and 4.3% and 4.2% for the three and six months ended December 29, 2023, respectively.
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
As of December 29, 2023, we had long-term borrowing under our credit facility agreement of $6.1 million. As of December 27, 2024, we had no outstanding balance under our credit facility agreement. To better manage our cash on hand, we held short-term investments of $531.0 million as of December 27, 2024.
We believe that our current cash and cash equivalents, short-term investments, cash flow from operations, and funds available through our credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q. We also believe that our current manufacturing capacity is sufficient to meet our anticipated production requirements for at least the next few quarters. In January 2025, we began construction of a new manufacturing facility of approximately 2.0 million square feet at our Chonburi campus. The total expected cost of the project is approximately $130.4 million (Thai baht 4.45 billion).
The following table shows our cash flows for the periods indicated:

	Six Months Ended
(in thousands)	December 27, 2024	December 29, 2023
Net cash provided by operating activities	$199,086	$229,214
Net cash used in investing activities	$(116,074)	$(101,853)
Net cash used in financing activities	$(89,414)	$(24,818)
Net increase in cash and cash equivalents	$(6,402)	$102,543

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. The decrease in cash provided by operating activities during the six months ended December 27, 2024 as compared to the six months ended December 29, 2023 was primarily due to (1) a change in inventories of $130.8 million due to new products and higher sales volume, and (2) a decrease in cash receipts related to the timing collection of trade receivables of $33.3 million, offset by (1) an increase in trade payables of $95.3 million, (2) an increase in net income of $29.8 million, and (3) a change in other current and non-current assets of $25.9 million.
Investing Activities
Investing cash flows consist primarily of investment purchases, sales, maturities, and disposals; and capital expenditures. The increase in cash used in investing activities for the six months ended December 27, 2024 as compared to cash used in investing activities for the six months ended December 29, 2023 was primarily due to an increase in capital expenditures.
Financing Activities
Financing cash flows consist primarily of repayment of long-term debt, share repurchases, and withholding tax related to net share settlement of restricted share units. The increase in cash used in financing activities for the six months ended December 27, 2024 as compared to the six months ended December 29, 2023 was due to an increase in share repurchases and higher withholding tax related to net share settlement of restricted share units, offset by lower repayment of long-term borrowings.

Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $934.6 million and $858.6 million as of December 27, 2024 and June 28, 2024, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the six months ended December 27, 2024 and December 29, 2023, our interest income would have decreased by approximately $0.5 million and $0.3 million, respectively, assuming consistent investment levels.
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. Beginning December 28, 2019, we designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded an unrealized loss of $1.0 million and unrealized gain of $2.9 million for the six months ended December 27, 2024 and December 29, 2023, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $9.0 million and $7.2 million as of December 27, 2024 and June 28, 2024, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of December 27, 2024, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of December 27, 2024 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale and held-to-maturity securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In September 2024, the Court dismissed the lawsuit in its entirety based on jurisdictional grounds. The Plaintiffs have since appealed the Court’s ruling to the High People's Court of Fujian Province (the "Appellate Court"). In their appeal, the Plaintiffs now claim that Casix is the primary obligor to return the alleged unjust enrichment to the Plaintiffs. On November 24, 2024, the Appellate Court agreed to hear the appeal. At this time, we are not able to quantify any potential liability in connection with this litigation due to its pending status and preliminary nature.
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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our revenues. During the three months ended December 27, 2024 and December 29, 2023, we had two customers and three customers, respectively, that each contributed 10% or more of our revenues. Such customers together accounted for 48.5% and 57.0% of our revenues during the respective periods. During the six months ended December 27, 2024 and December 29, 2023, we had two customers and three customers, respectively, that each contributed 10% or more of our revenues. Such customers together accounted for 50.5% and 53.9% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
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
Revenues from optical communications products represented 77.6% and 79.7% of our revenues for the three months ended December 27, 2024 and December 29, 2023, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or the economy in certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. As of December 27, 2024, the U.S. dollar had depreciated approximately 1.2% against the Thai baht since December 30, 2022. While we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC are denominated in RMB. Currently, RMB are convertible in connection with trade and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of December 27, 2024, the U.S. dollar had depreciated approximately 4.8% against the RMB since December 30, 2022. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 55.3% and 66.1% of our revenues for the three months ended December 27, 2024 and December 29, 2023, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of risks and challenges, including:
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of December 27, 2024 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 27, 2024, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of December 27, 2024, our U.S. federal and state tax returns remain open to examination for the tax years 2019 through 2022. The Company is currently under examination by the U.S. Internal Revenue Service for the fiscal year ended June 24, 2022. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2017 through 2023. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.
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
The Organization for Economic Co-operation and Development (OECD) announced that it has reached agreement among its member countries to implement Pillar Two rules, a global minimum tax at 15% for certain multinational enterprises. The OECD has issued Pillar Two model rules and continues to release guidance on these rules. Many countries have enacted tax laws that will take effect in 2024 and 2025 to implement Pillar Two rules, while other countries have announced plans to adopt these rules. We evaluated the applicable tax law changes resulting from Pillar Two implementation in the countries where we operate, and there was no material impact to our tax provision for the six months ended December 27, 2024. As additional jurisdictions enact such legislation in the future, our effective tax rate and cash tax payments could increase. We will continue to monitor legislative and regulatory developments related to global minimum tax matters to assess the impact on our business, financial condition and operating results.
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
As a manufacturer of products for the optics industry, we are required to meet certain certification standards, including the following: ISO 9001 for Manufacturing Quality Management Systems; ISO 14001 for Environmental Management Systems; TL 9000 for Telecommunications Industry Quality Certification; IATF 16949 for Automotive Industry Quality Certification; ISO 13485 for Medical Devices Industry Quality Certification; AS 9100 for Aerospace Industry Quality Certification; NADCAP (National Aerospace and Defense Contractors Accreditation Program) for Quality Assurance throughout the Aerospace and Defense Industries; ISO 45001 for Occupational Health and Safety Management Systems; ISO/IEC 17025 for Testing and Calibration Laboratories Certification; ISO 22301 for Business Continuity Management Systems; and ISO/IEC 27001 for Information Security Management Systems. We also maintain compliance with various additional standards imposed by the FDA with respect to the manufacture of medical devices.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended December 27, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
September 28, 2024 – October 25, 2024	—	$—	—	$200,000,000
October 26, 2024 – November 22, 2024	249,062	$235.66	249,062	$141,305,319
November 23, 2024 – December 27, 2024	42,718	$234.08	42,718	$131,305,731
Total	291,780		291,780

(1) On August 18, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. In February 2018, May 2019, August 2020, August 2022, August 2023, and August 2024, we announced that our board of directors approved increases of $30.0 million, $50.0 million, $58.5 million, $78.7 million, $47.6 million, and $139.5 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $434.3 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. Any repurchases under our share repurchase program are made in accordance with Rule 10b-18, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1. During the three months ended December 27, 2024, 291,780 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $235.43, for an aggregate purchase price of $68.7 million. As of December 27, 2024, we had a remaining authorization to repurchase up to $131.3 million worth of our ordinary shares.

ITEMS 3 and 4 are not applicable and have been omitted.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.
ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

10.1	Amended and restated offer letter, dated December 19, 2024, between Harpal Gill and Fabrinet USA, Inc.	8-K	10.1	December 20, 2024

10.2	Amendment Agreement, dated as of November 27, 2024, to Term Loan Agreement, dated March 9, 2023, by and between Fabrinet Co., Ltd. And Bank of Ayudhya Public Company Limited

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2025.

FABRINET

By:	/s/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)