Form 10-Q
period 2025-03-28
Fabrinet
filed 2025-05-06
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 25, 2025, the registrant had 35,830,654 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM 10-Q
QUARTER ENDED MARCH 28, 2025

Page No.
RISK FACTORS SUMMARY	3
PART I. FINANCIAL INFORMATION	5

Item 1. Financial Statements	5

Condensed Consolidated Balance Sheets as of March 28, 2025 and June 28, 2024 (unaudited)	5

Condensed Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended March 28, 2025 and March 29, 2024 (unaudited)	6

Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended March 28, 2025 and March 29, 2024 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the nine months ended March 28, 2025 and March 29, 2024 (unaudited)	9

Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION	42

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 5. Other Information	59

Item 6. Exhibits	59

Signature	60

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

•We are subject to risks related to changes in U.S. and international trade policies, including new or increased tariffs on materials that we use in manufacturing, which could adversely affect our business, financial condition and operating results.

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	March 28, 2025	June 28, 2024
Assets
Current assets
Cash and cash equivalents	$306,905	$409,973
Short-term investments	643,772	448,630
Trade accounts receivable, net of allowance for expected credit losses of $1,255 and $1,629, respectively	658,301	592,452
Inventories	531,338	463,206
Prepaid expenses	19,396	10,620
Other current assets	84,731	87,810
Total current assets	2,244,443	2,012,691
Non-current assets
Property, plant and equipment, net	354,489	307,240
Intangibles, net	2,173	2,321
Operating right-of-use assets	6,021	5,336
Deferred tax assets	11,589	10,446
Other non-current assets	586	485
Total non-current assets	374,858	325,828
Total Assets	$2,619,301	$2,338,519
Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	521,226	441,835
Fixed assets payable	33,101	14,380
Operating lease liabilities, current portion	1,709	1,355
Income tax payable	8,090	3,937
Accrued payroll, bonus and related expenses	24,170	22,116
Accrued expenses	32,420	19,916
Other payables	54,331	54,403
Total current liabilities	675,047	557,942
Non-current liabilities
Deferred tax liability	1,371	4,895
Operating lease liability, non-current portion	4,012	3,635
Severance liabilities	28,337	24,093
Other non-current liabilities	3,340	2,209
Total non-current liabilities	37,060	34,832
Total Liabilities	712,107	592,774
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of March 28, 2025 and June 28, 2024)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,596,609 shares and 39,457,462 shares issued as of March 28, 2025 and June 28, 2024, respectively; and 35,830,476 shares and 36,145,242 shares outstanding as of March 28, 2025 and June 28, 2024, respectively)	396	395
Additional paid-in capital	229,957	222,044
Less: Treasury shares (3,766,133 shares and 3,312,220 shares as of March 28, 2025 and June 28, 2024, respectively)	(337,798)	(234,323)
Accumulated other comprehensive income (loss)	8,549	(3,141)
Retained earnings	2,006,090	1,760,770
Total Shareholders’ Equity	1,907,194	1,745,745
Total Liabilities and Shareholders’ Equity	$2,619,301	$2,338,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of U.S. dollars, except per share data)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenues	$871,799	$731,535	$2,509,635	$2,129,706
Cost of revenues	(769,616)	(640,600)	(2,207,577)	(1,866,037)
Gross profit	102,183	90,935	302,058	263,669
Selling, general and administrative expenses	(22,063)	(19,628)	(65,300)	(59,373)
Restructuring and other related costs	(1,264)	—	(1,367)	—
Operating income	78,856	71,307	235,391	204,296
Interest income	10,145	8,509	32,392	22,155
Interest expense	—	(26)	—	(107)
Foreign exchange gain (loss), net	(2,675)	3,348	(5,728)	(25)
Other income (expense), net	(30)	175	(111)	60
Income before income taxes	86,296	83,313	261,944	226,379
Income tax expense	(5,006)	(2,397)	(16,624)	(11,264)
Net income	81,290	80,916	245,320	215,115
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	3,350	(1,739)	9,647	2,155
Change in net unrealized gain (loss) on derivative instruments	1,790	(7,328)	907	1,062
Change in net retirement benefits plan – prior service cost	—	137	—	271
Change in foreign currency translation adjustment	1,060	75	1,136	(31)
Total other comprehensive income (loss), net of tax	6,200	(8,855)	11,690	3,457
Net comprehensive income	$87,490	$72,061	$257,010	$218,572
Earnings per share
Basic	$2.26	$2.23	$6.80	$5.93
Diluted	$2.25	$2.21	$6.75	$5.88
Weighted-average number of ordinary shares outstanding (in thousands of shares)
Basic	35,914	36,250	36,094	36,278
Diluted	36,172	36,603	36,327	36,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended March 28, 2025

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at December 27, 2024	39,585,188	$396	$218,449	$(303,023)	$2,349	$1,924,800	$1,842,971
Net income	—	—	—	—	—	81,290	81,290
Other comprehensive income (loss)	—	—	—	—	6,200	—	6,200
Share-based compensation	—	—	7,783	—	—	—	7,783
Customer warrant	—	—	3,929	—	—	—	3,929
Issuance of ordinary shares	11,421	—	—	—	—	—	—
Repurchase of 162,133 shares held as treasury shares	—	—	—	(34,775)	—	—	(34,775)
Tax withholdings related to net share settlement of restricted share units	—	—	(204)	—	—	—	(204)
Balances at March 28, 2025	39,596,609	$396	$229,957	$(337,798)	$8,549	$2,006,090	$1,907,194

For the Nine Months Ended March 28, 2025

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 28, 2024	39,457,462	$395	$222,044	$(234,323)	$(3,141)	$1,760,770	$1,745,745
Net income	—	—	—	—	—	245,320	245,320
Other comprehensive income (loss)	—	—	—	—	11,690	—	11,690
Share-based compensation	—	—	24,903	—	—	—	24,903
Customer warrant	—	—	3,929	—	—	—	3,929
Issuance of ordinary shares	139,147	1	(1)	—	—	—	—
Repurchase of 453,913 shares held as treasury shares	—	—	—	(103,475)	—	—	(103,475)
Tax withholdings related to net share settlement of restricted share units	—	—	(20,918)	—	—	—	(20,918)
Balances at March 28, 2025	39,596,609	$396	$229,957	$(337,798)	$8,549	$2,006,090	$1,907,194

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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(in thousands of U.S. dollars)	March 28, 2025	March 29, 2024
Cash flows from operating activities
Net income for the period	$245,320	$215,115
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	39,223	36,602
(Gain) loss on disposal of property, plant and equipment and intangibles	(39)	(147)
Amortization of discount (premium) of short-term investments	(3,435)	(2,317)
(Reversal of) allowance for expected credit losses	(374)	1,874
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	4,067	(2,135)
Amortization of fair value at hedge inception of interest rate swaps	—	(198)
Share-based compensation	24,903	21,440
Customer warrant	3,929	—
Deferred income tax expense (benefit)	(4,182)	1,125
Other non-cash expenses	82	193
Changes in operating assets and liabilities
Trade accounts receivable	(65,271)	(54,089)
Inventories	(68,132)	65,442
Other current assets and non-current assets	(2,357)	(33,548)
Trade accounts payable	79,196	48,268
Income tax payable	4,180	(1,068)
Accrued expenses	12,643	1,493
Other payables	(152)	29,309
Severance liabilities	2,131	2,249
Other current liabilities and non-current liabilities	1,540	476
Net cash provided by operating activities	273,272	330,084
Cash flows from investing activities
Purchase of short-term investments	(304,189)	(268,461)
Proceeds from sales of short-term investments	—	10,000
Proceeds from maturities of short-term investments	122,129	173,120
Purchase of property, plant and equipment	(70,668)	(34,825)
Purchase of intangibles	(514)	(768)
Proceeds from disposal of property, plant and equipment	116	2,319
Net cash used in investing activities	(253,126)	(118,615)
Cash flows from financing activities
Repayment of long-term borrowings	—	(9,141)
Repurchase of ordinary shares	(103,475)	(35,943)
Withholding tax related to net share settlement of restricted share units	(20,918)	(12,716)
Net cash used in financing activities	(124,393)	(57,800)
Net increase (decrease) in cash and cash equivalents	$(104,247)	$153,669
Movement in cash and cash equivalents
Cash and cash equivalents at the beginning of period	$409,973	$231,368
Increase (decrease) in cash and cash equivalents	(104,247)	153,669
Effect of exchange rate on cash and cash equivalents	1,179	74
Cash and cash equivalents at the end of period	$306,905	$385,111
Non-cash investing and financing activities
Construction, software and equipment-related payables	$33,101	$9,229

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
2.    Accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of March 28, 2025 and for the three and nine months ended March 28, 2025 and March 29, 2024 include normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or "GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 28, 2024.
The balance sheet as of June 28, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three and nine months ended March 28, 2025 may not be indicative of results for the year ending June 27, 2025 or any future periods.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of total revenues and expenses during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, the fair value of warrant shares at grant date, allowance for expected credit losses, income taxes, and inventory obsolescence. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that the Company's estimates or assumptions prove to be different from actual results, adjustments will be made in subsequent periods to reflect more current information.

Fiscal years
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended March 28, 2025 and March 29, 2024 consisted of 13 weeks. The nine months ended March 28, 2025 and March 29, 2024 consisted of 39 weeks. Fiscal year 2025 will comprise 52 weeks and will end on June 27, 2025.
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures,” which requires more detailed income tax disclosures. This ASU requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. This ASU is effective for all entities for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will be effective for the Company beginning in fiscal year 2026. The Company is currently assessing the impact to its disclosures.
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
The following table presents total revenues by geographic region:

(in thousands, except percentages)	Three Months Ended March 28, 2025	As a % of Total Revenues	Nine Months Ended March 28, 2025	As a % of Total Revenues
North America
U.S.	$401,769		$1,080,701
Others (1)	1,357		4,306
Total revenue in North America	403,126	46.2%	1,085,007	43.2%
Asia-Pacific and others
Israel	226,406		758,030
India	86,027		238,486
Hong Kong	26,773		65,735
Thailand	15,995		41,185
China	14,694		40,216
Singapore	10,704		33,948
Japan	10,425		27,980
Malaysia	8,224		23,287
Others	589		1,790
Total revenue in Asia-Pacific and others	399,837	45.9%	1,230,657	49.0%
Europe
U.K.	36,905		108,617
Germany	11,822		32,033
Others	20,109		53,321
Total revenue in Europe	$68,836	7.9%	$193,971	7.8%
Total revenue	$871,799	100.0%	$2,509,635	100.0%

(in thousands, except percentages)	Three Months Ended March 29, 2024	As a % of Total Revenues	Nine Months Ended March 29, 2024	As a % of Total Revenues
North America
U.S.	$268,475		$761,622
Others (1)	3,401		10,192
Total revenue in North America	271,876	37.2%	771,814	36.3%
Asia-Pacific and others
Israel	275,022		752,736
India	63,055		208,865
Malaysia	30,993		100,938
Hong Kong	15,147		43,085
Thailand	13,059		36,489
China	12,309		53,831
Japan	5,772		18,408
Others	1,655		4,390
Total revenue in Asia-Pacific and others	417,012	57.0%	1,218,742	57.2%
Europe
U.K.	18,164		66,808
Germany	10,148		33,323
Others	14,335		39,019
Total revenue in Europe	$42,647	5.8%	$139,150	6.5%
Total revenue	$731,535	100.0%	$2,129,706	100.0%
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each year presented is $0.
The following table presents revenues by end market and product category:

(in thousands, except percentages)	Three Months Ended March 28, 2025	As a % of Total Revenues	Nine Months Ended March 28, 2025	As a % of Total Revenues
Optical communications
Datacom	$251,105		$879,087
Telecom	406,126		1,051,609
Total revenue - Optical communications	$657,231	75.4%	$1,930,696	76.9%
Non-optical communications
Automotive	$129,468		$336,456
Industrial laser	40,464		113,332
Others	44,636		129,151
Total revenue - Non-optical communications	$214,568	24.6%	$578,939	23.1%
Total revenue	$871,799	100.0%	$2,509,635	100.0%

(in thousands, except percentages)	Three Months Ended March 29, 2024	As a % of Total Revenues	Nine Months Ended March 29, 2024	As a % of Total Revenues
Optical communications
Datacom	$305,478		$835,642
Telecom	285,970		856,997
Total revenue - Optical communications	$591,448	80.9%	$1,692,639	79.5%
Non-optical communications
Automotive	$73,636		$241,166
Industrial laser	30,319		90,582
Others	36,132		105,319
Total revenue - Non-optical communications	$140,087	19.1%	$437,067	20.5%
Total revenue	$731,535	100.0%	$2,129,706	100.0%
Contract Assets and Liabilities
A contract asset is recognized when the Company has recognized revenues, but has not yet issued an invoice to its customer for payment. Contract assets are recognized in the unaudited condensed consolidated balance sheets under other current assets and transferred to accounts receivable when rights to payment become unconditional.
As of March 28, 2025 and June 28, 2024, the Company's contract assets were de minimis.
A contract liability is recognized when the Company has advance payment arrangements with customers. Contract liabilities are recognized in the unaudited condensed consolidated balance sheets under other payables. The contract liabilities balance is normally recognized as revenue within six months.
The following tables summarize the activity in the Company’s contract liabilities during the nine months ended March 28, 2025:

(in thousands)	Contract Liabilities
Beginning balance, June 28, 2024	$7,846
Advance payments received during the period	11,534
Revenue recognized	(10,455)
Ending balance, March 28, 2025	$8,925
Customer Warrant
Warrants issued to customers are accounted for as equity instruments and measured in accordance with ASC 718, Compensation – Stock Compensation. For awards granted to a customer which are not in exchange for distinct goods or services, the fair value of the awards earned based on service or performance conditions is recorded as a reduction of the transaction price, in accordance with ASC 606, Revenue from Contracts with Customers.
To determine the fair value of warrants in accordance with ASC 718, the Company uses the Black-Scholes option pricing model, based in part on assumptions for which management is required to use judgment. Based on the fair value of the awards, the Company determines the amount of warrant expense based on the customer’s achievement of vesting conditions, which is recorded as a reduction of revenues on the unaudited condensed consolidated statement of operations. The dilutive impact of customer warrants is determined using the treasury stock method.
For the three and nine months ended March 28, 2025, the Company recognized $3.9 million as a reduction to revenue on the unaudited condensed consolidated statements of operations.

4.    Earnings per ordinary share
Basic earnings per ordinary share is computed by dividing reported net income by the weighted-average number of ordinary shares outstanding during each period. Diluted earnings per ordinary share is computed by calculating the effect of potential dilutive ordinary shares outstanding during the period using the treasury stock method. Dilutive ordinary equivalent shares consist of restricted share units, performance share units and warrant shares.
Earnings per ordinary share was calculated as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Net income attributable to shareholders	$81,290	$80,916	$245,320	$215,115
Weighted-average number of ordinary shares outstanding	35,914	36,250	36,094	36,278
Incremental shares arising from the assumed vesting of restricted share units and performance share units	243	353	228	296
Incremental shares arising from the assumed vesting of customer warrant	15	—	5	—
Weighted-average number of ordinary shares for diluted earnings per ordinary share	36,172	36,603	36,327	36,574
Basic earnings per ordinary share	$2.26	$2.23	$6.80	$5.93
Diluted earnings per ordinary share	$2.25	$2.21	$6.75	$5.88
5.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments are as follows:

			Fair Value
(in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Short-term Investments	Other Investments
As of March 28, 2025
Cash	$306,857	$—	$306,857	$—	$—
Cash equivalents	48	—	48	—	—
Certificates of deposit and time deposits	246,426	2,579	—	249,005	—
Corporate debt securities	131,504	5,083	—	136,587	—
U.S. agency and U.S. treasury securities	257,372	808	—	258,180	—
Total	$942,207	$8,470	$306,905	$643,772	$—
As of June 28, 2024
Cash	$409,938	$—	$409,938	$—	$—
Cash equivalents	35	—	35	—	—
Certificates of deposit and time deposits	134,288	(5)	—	134,283	—
Corporate debt securities	137,695	(932)	—	136,763	—
U.S. agency and U.S. treasury securities	177,824	(240)	—	177,584	—
Total	$859,780	$(1,177)	$409,973	$448,630	$—
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

The following table summarizes the cost and estimated fair value of debt securities classified as available-for-sale securities based on stated effective maturities as of March 28, 2025 and June 28, 2024:

	March 28, 2025		June 28, 2024
(in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$234,076	$236,659	$110,671	$110,669
Due between one to five years	401,226	407,113	339,136	337,961
Total	$635,302	$643,772	$449,807	$448,630

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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of March 28, 2025
Assets
Cash equivalents	$—	$48		$—	$48
Certificates of deposit and time deposits	—	249,005		—	249,005
Corporate debt securities	—	136,587		—	136,587
U.S. agency and U.S. treasury securities	—	258,180		—	258,180
Derivative assets – current portion	—	347	(1)	—	347
Total	$—	$644,167		$—	$644,167
Liabilities
Derivative liabilities – current portion	$—	$(1,129)	(2)	$—	$(1,129)
Total	$—	$(1,129)		$—	$(1,129)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 28, 2024
Assets
Cash equivalents	$—	$35		$—	$35
Certificates of deposit and time deposits	—	134,283		—	134,283
Corporate debt securities	—	136,763		—	136,763
U.S. agency and U.S. treasury securities	—	177,584		—	177,584
Derivative assets – current portion	—	15	(3)	—	15
Total	$—	$448,680		$—	$448,680
Liabilities
Derivative liabilities – current portion	$—	$(2,244)	(4)	$—	$(2,244)
Total	$—	$(2,244)		$—	$(2,244)
(1)Foreign currency forward contracts with an aggregate notional amount of $50.0 million.
(2)Foreign currency forward contracts with an aggregate notional amount of $105.0 million and 0.4 million Canadian dollars.
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

As of March 28, 2025, the Company had 155 outstanding U.S. dollar foreign currency forward contracts against Thai baht, with an aggregate notional amount of $155.0 million and maturity dates ranging from April 2025 through October 2025 and one outstanding Canadian dollar foreign currency forward contract with a notional amount of 0.4 million Canadian dollars and a maturity date in June 2025.
As of June 28, 2024, the Company had 135 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $135.0 million and maturity dates ranging from July 2024 through January 2025, and one foreign currency contract with a notional amount of 0.4 million Canadian dollars and a maturity date in September 2024.
As of March 28, 2025, the hedging relationship over foreign currency forward contracts designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of March 28, 2025, the amount in accumulated other comprehensive income (“AOCI”) expected to be reclassified into earnings within 12 months was a loss of $0.2 million.
As of June 28, 2024, the hedging relationship over foreign currency forward contracts designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. As of June 28, 2024, the amount in AOCI expected to be reclassified into earnings within 12 months as loss was $1.2 million.
During the three and nine months ended March 28, 2025, the Company included an unrealized gain of $1.6 million and $0.6 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
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
The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended		Nine Months Ended
(in thousands)	Financial statements line item	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income (loss)	$1,505	$(8,120)	$1,448	$1,434
Interest rate swaps	Other comprehensive income (loss)	—	(41)	—	(194)
Total derivatives gain (loss) recognized in other comprehensive income (loss)		$1,505	$(8,161)	$1,448	$1,240
Derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings:
Foreign currency forward contracts	Cost of revenues	$2,255	$(2,805)	$(2,231)	$5,650
Foreign currency forward contracts	SG&A	176	(121)	(169)	233
Foreign currency forward contracts	Foreign exchange gain (loss), net	(1,963)	4,250	1,970	(6,170)
Interest rate swaps	Interest expense	—	(44)	—	(198)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings		$468	$1,280	$(430)	$(485)
Change in net unrealized gain (loss) on derivatives instruments		$1,973	$(6,881)	$1,018	$755

Fair Value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	March 28, 2025		June 28, 2024
(in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$61	$(701)	$—	$(1,088)
Derivatives designated as hedging instruments
Foreign currency forward contracts	286	(428)	15	(1,156)
Derivatives, gross balances	$347	$(1,129)	$15	$(2,244)
The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets, Other non-current assets
Fair Value of Derivative Liabilities	Accrued expenses, Other non-current liabilities
7.    Inventories

(in thousands)	As of March 28, 2025	As of June 28, 2024
Raw materials	$146,342	$138,488
Work in progress	324,518	266,107
Finished goods	36,227	39,701
Goods in transit	24,251	18,910
Total inventories	$531,338	$463,206

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
Operating leases
As of March 28, 2025, the maturities of the Company’s operating lease liabilities, by fiscal year, were as follows:

(in thousands)
2025 (remaining three months)	$512
2026	2,054
2027	1,243
2028	795
2029	761
Thereafter	1,410
Total undiscounted lease payments	6,775
Less imputed interest	(1,054)
Total present value of lease liabilities	$5,721	(1)
(1)Includes current portion of operating lease liabilities of $1.7 million.

Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term.
Rental expense for long-term leases for the three and nine months ended March 28, 2025 was $0.5 million and $1.4 million, respectively, and for the three and nine months ended March 29, 2024 was $0.4 million and $1.5 million, respectively.
Rental expense for short-term leases for the three and nine months ended March 28, 2025 was immaterial, and for the three and nine months ended March 29, 2024 was $0.1 million and $0.8 million, respectively.
The following summarizes additional information related to the Company’s operating leases:

	As of March 28, 2025	As of June 28, 2024
Weighted-average remaining lease term (in years)	5.4	5.6
Weighted-average discount rate	6.5%	5.6%
The following table presents supplemental disclosure for the unaudited condensed consolidated statements of cash flows related to operating leases for the three and nine months ended March 28, 2025 and March 29, 2024:

	Three Months Ended		Nine Months Ended
(in thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$513	$442	$1,758	$2,186
ROU assets obtained in exchange for lease liabilities	$47	$632	$1,984	$3,406
9.    Intangibles
The following tables present details of the Company’s intangibles:

(in thousands)	As of March 28, 2025	As of June 28, 2024
Software
Gross carrying amount	$11,952	$11,398
Accumulated amortization	(9,779)	(9,077)
Net	$2,173	$2,321
The Company recorded amortization expense relating to intangibles of $0.2 million for each of the three months ended March 28, 2025 and March 29, 2024, and $0.7 million and $0.8 million for the nine months ended March 28, 2025 and March 29, 2024, respectively.

The weighted-average remaining life of software was:

(years)	As of March 28, 2025	As of June 28, 2024
Software	1.4	2.1

Based on the carrying amount of intangibles as of March 28, 2025, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(in thousands)
2025 (remaining three months)	$269
2026	781
2027	532
2028	358
2029	177
Thereafter	56
Total	$2,173
10.    Income taxes
As of March 28, 2025 and June 28, 2024, the liability for uncertain tax positions including accrued interest and penalties was $2.3 million and $1.3 million, respectively.
The Company files income tax returns in the United States and foreign tax jurisdictions. The tax years from 2017 to 2023 remain open to examination by U.S. federal and state, and foreign tax authorities. The Company is currently under examination by the U.S. Internal Revenue Service for fiscal year 2022 and fiscal year 2023. The Company’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of each entity in the Company, adjusted for discrete items arising in that quarter. If the Company’s estimated annual effective tax rate changes, the Company makes a cumulative adjustment in that quarter.
The effective tax rate for the Company for the three months ended March 28, 2025 and March 29, 2024 was 5.8% and 2.9%, respectively, of net income. The increase was due to higher income subject to tax and a discrete expense related to continuing assessment of potential tax exposures.
The effective tax rate for the Company for the nine months ended March 28, 2025 and March 29, 2024 was 6.3% and 5.0%, respectively, of net income. The increase was due to higher income subject to tax and a discrete expense due to continuing assessment of potential tax exposures during the nine months ended March 28, 2025, offset by a full valuation allowance for deferred tax assets that was set up during the nine months ended March 29, 2024 for the Company's subsidiary in Israel.
11.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three and nine months ended March 28, 2025 and March 29, 2024 was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Share-based compensation expense by type of award:
Restricted share units	$4,777	$3,833	$15,920	$12,800
Performance share units	3,006	2,893	8,983	8,640
Total share-based compensation expense	7,783	6,726	24,903	21,440
Tax effect on share-based compensation expense	—	—	—	—
Net effect on share-based compensation expense	$7,783	$6,726	$24,903	$21,440

Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Cost of revenue	$2,221	$1,561	$7,883	$5,427
Selling, general and administrative expense	5,562	5,165	17,020	16,013
Total share-based compensation expense	$7,783	$6,726	$24,903	$21,440
The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and nine months ended March 28, 2025 and March 29, 2024.
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
The 2020 Plan, 2010 Plan and 2017 Inducement Plan are collectively referred to as the “Equity Incentive Plans.”
The following table summarizes the number of equity awards outstanding and ordinary shares available for grant under each of the Equity Incentive Plans as of March 28, 2025:

(share units)	Restricted Share Units outstanding	Performance Share Units outstanding	Ordinary Shares available for future grant
2020 Plan	270,488	120,916	1,587,166
2017 Inducement Plan	—	—	111,347
Total	270,488	120,916	1,698,513
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

The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2024	306,660	$129.01
Granted	111,922	$259.19
Vested	(132,797)	$118.43
Forfeited	(15,297)	$165.48
Balance as of March 28, 2025	270,488	$186.00

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2023	368,765	$97.49
Granted	119,097	$162.02
Vested	(161,927)	$88.75
Forfeited	(14,370)	$119.71
Balance as of March 29, 2024	311,565	$125.67
The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2024	171,078	$135.31
Granted	46,980	$261.84
Vested	(97,142)	$117.35
Forfeited	—	$—
Balance as of March 28, 2025	120,916	$198.90

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2023	204,016	$108.81
Granted	73,936	$158.91
Vested	(106,874)	101.05
Forfeited	—	$—
Balance as of March 29, 2024	171,078	$135.31
As of March 28, 2025, there was $22.3 million and $10.2 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.7 and 1.1 years, respectively.
For the nine months ended March 28, 2025 and March 29, 2024, the Company withheld an aggregate of 90,792 shares and 102,543 shares, respectively, upon the vesting of restricted share units and performance shares units, based upon the closing share price on the vesting date to settle employee tax withholding obligations. For the nine months ended March 28, 2025 and March 29, 2024, the Company then remitted cash of $20.9 million and $12.7 million, respectively, to the appropriate taxing authorities and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.
Customer Warrant
On March 12, 2025, the Company issued a warrant (the “Warrant”) to Amazon.com NV Investment Holdings LLC to acquire up to 381,922 ordinary shares (the “Warrant Shares”) of the Company at an exercise price of $208.48 per share. The Warrant allows for cashless exercise and expires on March 12, 2032.

Upon issuance of the Warrant, 38,192 of the Warrant Shares vested. The remainder of the Warrant Shares are subject to vesting in multiple tranches over the term of the Warrant based on payments to the Company from or on behalf of Amazon.com, Inc. ("Amazon") or its affiliates under a commercial agreement or otherwise. Upon the consummation of an acquisition transaction or the termination of the commercial agreement by Amazon for cause, the unvested portion of the Warrant will vest in full. The exercise price and the number of Warrant Shares are subject to customary antidilution adjustments.
Using the Black-Scholes option pricing model, the grant date fair value of the Warrant was determined to be $102.88 per share, for a total fair value of $39.3 million. The grant date fair value of the Warrant was estimated as of the issuance date using the following assumptions:

Expected dividend yield	—
Risk-free interest rate	3.8%
Expected volatility	45.2%
Expected term (in years)	7 years
12.    Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three and nine months ended March 28, 2025, Fabrinet issued 11,421 and 139,147 ordinary shares, respectively, upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
For the three and nine months ended March 29, 2024, Fabrinet issued 15,080 and 166,258 ordinary shares, respectively, upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
All such issued shares are fully paid.
Treasury shares
In August 2017, the Company’s board of directors approved a share repurchase program to permit the Company to repurchase up to $30.0 million worth of its issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, May 2019, August 2020, August 2022, August 2023, August 2024, and January 2025, the Company’s board of directors approved an increase of $30.0 million, $50.0 million, $58.5 million, $78.7 million, $47.6 million, $139.5 million, and $100.0 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $534.3 million.
During the nine months ended March 28, 2025, 453,913 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $227.94, for an aggregate purchase price of $103.5 million. As of March 28, 2025, the Company had a remaining authorization to repurchase up to $196.5 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

13.    Accumulated other comprehensive income (loss)
The changes in AOCI for the nine months ended March 28, 2025 and March 29, 2024 were as follows:

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Total
Balance as of June 28, 2024	$(1,179)	$(980)	$(982)	$(3,141)
Other comprehensive income (loss) before reclassification	9,647	1,448	1,136	12,231
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	—	(430)	—	(430)
Tax effects	—	(111)	—	(111)
Other comprehensive income (loss)	$9,647	$907	$1,136	$11,690
Balance as of March 28, 2025	$8,468	$(73)	$154	$8,549

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 30, 2023	$(3,279)	$(3,541)	$(330)	$(965)	$(8,115)
Other comprehensive income (loss) before reclassification	2,154	1,240	—	(31)	3,363
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	1	(485)	250	—	(234)
Tax effects	—	307	21	—	328
Other comprehensive income (loss)	$2,155	$1,062	$271	$(31)	$3,457
Balance as of March 29, 2024	$(1,124)	$(2,479)	$(59)	$(996)	$(4,658)

14.    Commitments and contingencies
Bank guarantees
As of March 28, 2025 and June 28, 2024, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses totaling $2.2 million and $2.0 million, respectively, or Thai baht 75.7 million and 73.2 million, respectively. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in Israel to support the subsidiary's operations related to the Israeli Customs department.
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
As of March 28, 2025, the Company had purchase obligations and other commitments to third parties of $1.27 billion.
Capital expenditures
In February 2025, the Company entered into a construction contract with a local contractor for construction of a new manufacturing building at the Company's Chonburi campus. The contract price is approximately $132.5 million (Thai baht
4.45 billion).
As of March 28, 2025, the Company had total capital expenditure commitments to third parties of $174.3 million.
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
As of March 28, 2025, there was no amount outstanding under the 2023 Credit Facility Agreement.
Under the 2023 Credit Facility Agreement, the Borrowers are required to maintain a debt-to-equity ratio of less than or equal to 1.5 times for Fabrinet Thailand and 1.0 times for the Parent Company.
As of March 28, 2025, the Borrowers were in compliance with all of their financial covenants under the 2023 Credit Facility Agreement.
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

In September 2024, the Court dismissed the lawsuit in its entirety based on jurisdictional grounds. The Plaintiffs have since appealed the Court’s ruling to the High People's Court of Fujian Province (the "Appellate Court"). In their appeal, the Plaintiffs now claim that Casix is the primary obligor to return the alleged unjust enrichment to the Plaintiffs. On November 24, 2024, the Appellate Court agreed to hear the appeal. At this time, the Company is not able to quantify any potential liability in connection with this litigation because of the early stage of this litigation.
15.    Restructuring and other related costs
In January 2025, the Company implemented a restructuring initiative aimed at enhancing operational effectiveness and streamlining activities within its subsidiary located in Thailand. As a result of the restructuring, the Company incurred total charges of $1.3 million, which were primarily related to employee severance and other termination benefits. These severance-related charges reflect the costs associated with workforce reductions across various functions within the Thailand operations.
The restructuring charges have been recognized in the condensed consolidated statements of operations within "Restructuring and other related charges" for the three months ended March 28, 2025. The Company recognizes severance-related charges depending on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. The Company recognizes the charges once the benefits have been communicated to employees.
As of March 28, 2025, there was no restructuring liability balance.
16.    Business segments and geographic information
Operating segments are defined as components of an enterprise that engage in business activities for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (the “CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is Fabrinet’s Chief Executive Officer. As of March 28, 2025, the Company operated and internally managed a single operating segment. Accordingly, the Company does not accumulate discrete information with respect to separate product lines and does not have separate reportable segments.
For the Company’s revenues by geographic region, see “Revenue by Geographic Area, End Market and Product Category” in Note 3.
The following table presents long-lived assets by the country in which they are based:

(in thousands)	March 28, 2025	June 28, 2024
Long-Lived Assets:
Thailand	$311,518	$261,141
U.S.	27,850	28,914
China	13,415	14,586
Israel	1,281	2,160
Others	425	439
Total	$354,489	$307,240
Significant customers
The Company had four and three customers that each contributed to 10% or more of the Company's total trade accounts receivable as of March 28, 2025 and June 28, 2024, respectively.
During the nine months ended March 28, 2025 and March 29, 2024, the Company had two customers and three customers, respectively, that each contributed 10% or more of the Company's revenues. Such customers together accounted for 47.5% and 56.4% of the Company revenues during the respective periods.

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
•our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2025 will be in line with the portion of revenues attributable to such customers during the nine months ended March 28, 2025;
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
The percentage of our revenues generated from a bill-to location outside of North America decreased from 62.8% in the three months ended March 29, 2024 to 53.8% in the three months ended March 28, 2025, primarily because of an increase in revenue from a customer in the United States.
The percentage of our revenues generated from a bill-to location outside of North America decreased from 63.7% in the nine months ended March 29, 2024 to 56.8% in the nine months ended March 28, 2025, primarily because of an increase in revenue from a customer in the United States.
Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2025 will be in line with the portion of revenues attributable to such customers during the nine months ended March 28, 2025.

The following table presents percentages of total revenues by geographic region:

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
North America	46.2%	37.2%	43.2%	36.3%
Asia-Pacific and others	45.9	57.0	49.0	57.2
Europe	7.9	5.8	7.8	6.5
	100.0%	100.0%	100.0%	100.0%
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
Selling, General and Administrative Expenses
Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2025, we expect our SG&A expenses will increase compared with our fiscal year 2024 SG&A expenses, mainly due to increases in employee costs, legal expenses and research and development ("R&D") expenses.
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
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of March 28, 2025			As of June 28, 2024
(in thousands, except percentages)	Foreign Currency	$	%	Foreign Currency	$	%
Assets
Thai baht	1,145,359	33,796	80.9%	1,046,000	28,385	72.5%
RMB	35,054	4,885	11.7	42,852	6,013	15.4
GBP	2,400	3,106	7.4	3,778	4,773	12.1
Total		$41,787	100.0%		$39,171	100.0%
Liabilities
Thai baht	4,087,353	120,606	91.5%	3,263,391	88,559	87.4%
RMB	79,458	11,074	8.4	78,418	11,003	10.9
GBP	111	144	0.1	1,359	1,717	1.7
Total		$131,824	100.0%		$101,279	100.0%
The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued employee benefits and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of March 28, 2025, there was $155.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 28, 2024, there was $135.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable, other receivables, and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued payroll, bonus and related expenses, and other payables. As of March 28, 2025 and June 28, 2024, we did not have any derivative contracts denominated in RMB.

The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable, accrued expenses, and other payables. As of March 28, 2025 and June 28, 2024, we did not have any derivative contracts denominated in GBP.
For the three months ended March 28, 2025 and March 29, 2024, we recorded unrealized gain of $1.6 million and unrealized loss of $3.7 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
For the nine months ended March 28, 2025 and March 29, 2024, we recorded unrealized gain of $0.6 million and unrealized loss $0.8 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
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
As of March 28, 2025, the corporate income tax rates for our subsidiaries in the PRC, the U.S., the U.K. and Israel are 25%, 21%, 25% and 23%, respectively.
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

(in thousands)	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenues	$871,799	$731,535	$2,509,635	$2,129,706
Cost of revenues	(769,616)	(640,600)	(2,207,577)	(1,866,037)
Gross profit	102,183	90,935	302,058	263,669
Selling, general and administrative expenses	(22,063)	(19,628)	(65,300)	(59,373)
Restructuring and other related costs	(1,264)	—	(1,367)	—
Operating income	78,856	71,307	235,391	204,296
Interest income	10,145	8,509	32,392	22,155
Interest expense	—	(26)	—	(107)
Foreign exchange gain (loss), net	(2,675)	3,348	(5,728)	(25)
Other income (expense), net	(30)	175	(111)	60
Income before income taxes	86,296	83,313	261,944	226,379
Income tax expense	(5,006)	(2,397)	(16,624)	(11,264)
Net income	81,290	80,916	245,320	215,115
Other comprehensive income (loss), net of tax	6,200	(8,855)	11,690	3,457
Net comprehensive income	$87,490	$72,061	$257,010	$218,572
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 28, 2025	March 29, 2024	March 28, 2025	March 29, 2024
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(88.3)	(87.6)	(88.0)	(87.6)
Gross profit	11.7	12.4	12.0	12.4
Selling, general and administrative expenses	(2.5)	(2.7)	(2.6)	(2.8)
Restructuring and other related costs	(0.1)	—	0.0	—
Operating income	9.0	9.7	9.4	9.6
Interest income	1.2	1.2	1.3	1.0
Interest expense	—	0.0	—	0.0
Foreign exchange gain (loss), net	(0.3)	0.5	(0.2)	0.0
Other income (expense), net	0.0	0.0	0.0	0.0
Income before income taxes	10.0	11.4	10.4	10.6
Income tax expense	(0.6)	(0.3)	(0.7)	(0.5)
Net income	9.3	11.1	9.8	10.1
Other comprehensive income (loss), net of tax	0.7	(1.2)	0.5	0.2
Net comprehensive income	10.0%	9.9%	10.2%	10.3%

The following table sets forth our revenues by end market and product category for the periods indicated.

(in thousands, except percentages)	Three Months Ended March 28, 2025	As a % of Total Revenues	Nine Months Ended March 28, 2025	As a % of Total Revenues
Optical communications
Datacom	$251,105		$879,087
Telecom	406,126		1,051,609
Total revenue - Optical communications	$657,231	75.4%	$1,930,696	76.9%
Non-optical communications
Automotive	$129,468		$336,456
Industrial laser	40,464		113,332
Others	44,636		129,151
Total revenue - Non-optical communications	$214,568	24.6%	$578,939	23.1%
Total revenue	$871,799	100.0%	$2,509,635	100.0%

(in thousands, except percentages)	Three Months Ended March 29, 2024	As a % of Total Revenues	Nine Months Ended March 29, 2024	As a % of Total Revenues
Optical communications
Datacom	$305,478		$835,642
Telecom	285,970		856,997
Total revenue - Optical communications	$591,448	80.9%	$1,692,639	79.5%
Non-optical communications
Automotive	$73,636		$241,166
Industrial laser	30,319		90,582
Others	36,132		105,319
Total revenue - Non-optical communications	$140,087	19.1%	$437,067	20.5%
Total revenue	$731,535	100.0%	$2,129,706	100.0%
Comparison of Three and Nine Months Ended March 28, 2025 with Three and Nine Months Ended March 29, 2024
Revenues
Our revenues increased by $140.3 million, or 19.2%, to $871.8 million for the three months ended March 28, 2025, compared with $731.5 million for the three months ended March 29, 2024. This increase was primarily due to an increase in our key customers’ demand for both optical communications products and non-optical communications products. Revenues from optical communications products, which represented $657.2 million, or 75.4%, of our revenues for the three months ended March 28, 2025, increased by $65.8 million, or 11.1%, compared to the same period in the prior fiscal year, mainly due to an increase in revenues from data communication products, primarily for artificial intelligence applications, and an increase in revenues from telecommunication products during the three months ended March 28, 2025. Revenues from non-optical communications products, which represented $214.6 million, or 24.6%, of our revenues for the three months ended March 28, 2025, increased by $74.5 million, or 53.2%, compared to the same period in the prior fiscal year, primarily due to growth in automotive revenue, as short-term inventory absorption issues have substantially subsided.
Our revenues increased by $379.9 million, or 17.8%, to $2,509.6 million for the nine months ended March 28, 2025, compared with $2,129.7 million for the nine months ended March 29, 2024. This increase was primarily due to an increase in our key customers’ demand for both optical communications products and non-optical communications products. Revenues from optical communications products, which represented $1,930.7 million, or 76.9%, of our revenues for the nine months ended March 28, 2025, increased by $238.1 million, or 14.1%, compared to the same period in the prior fiscal year, mainly due to an increase in revenues from data communication products, primarily for artificial intelligence applications, and an increase in revenues from telecommunication products during the nine months ended March 28, 2025. Revenues from non-optical communications products, which represented $578.9 million, or 23.1%, of our revenues for the nine months ended March 28, 2025, increased by $141.9 million, or 32.5%, compared to the same period in the prior fiscal year, primarily due to growth in automotive revenue, as short-term inventory absorption issues have substantially subsided.

Cost of revenues
Our cost of revenues increased by $129.0 million, or 20.1%, to $769.6 million, or 88.3% of revenues, for the three months ended March 28, 2025, compared with $640.6 million, or 87.6% of revenues, for the three months ended March 29, 2024. The increase was in line with the increase in sales volume.
Our cost of revenues increased by $341.6 million, or 18.3%, to $2,207.6 million, or 88.0% of revenues, for the nine months ended March 28, 2025, compared with $1,866.0 million, or 87.6% of revenues, for the nine months ended March 29, 2024. This increase was in line with the increase in sales volume.
Gross profit
Our gross profit increased by $11.3 million, or 12.4%, to $102.2 million, or 11.7% of revenues, for the three months ended March 28, 2025, compared with $90.9 million, or 12.4% of revenues, for the three months ended March 29, 2024. The increase was primarily due to an increase in sales volume.
Our gross profit increased by $38.4 million, or 14.6%, to $302.1 million, or 12.0% of revenues, for the nine months ended March 28, 2025, compared with $263.7 million, or 12.4% of revenues, for the nine months ended March 29, 2024. The increase was primarily due to an increase in sales volume.
SG&A expenses
Our SG&A expenses increased by $2.5 million, or 12.8%, to $22.1 million, or 2.5% of revenues, for the three months ended March 28, 2025, compared with $19.6 million, or 2.7% of revenues, for the three months ended March 29, 2024. The increase was primarily due to (1) an increase in legal expenses of $0.8 million, (2) an increase in executive compensation related expenses of $0.4 million, (3) an increase in information technology related expenses of $0.4 million, mainly from network, security system and new hardware costs, (4) an increase in share-based compensation expenses of $0.4 million, (5) an increase in R&D expenses of $0.3 million, and (6) an increase in a net realized loss from financial instruments of $0.3 million, offset by a net decrease in allowance for expected credit losses of $0.1 million.
Our SG&A expenses increased by $5.9 million, or 9.9%, to $65.3 million, or 2.6% of revenues, for the nine months ended March 28, 2025, compared with $59.4 million, or 2.8% of revenues, for the nine months ended March 29, 2024. The increase was primarily due to (1) an increase in executive compensation related expenses of $3.1 million, (2) an increase in legal expenses of $1.5 million, (3) an increase in information technology related expenses of $1.1 million, mainly from network, security system and new hardware costs, (4) an increase in share-based compensation expenses of $1.0 million, (5) an increase in R&D expenses of $1.0 million, and (6) an increase in severance expenses of $0.7 million, offset by (1) a net decrease in allowance for expected credit losses of $2.1 million and (2) a decrease in a net realized gain from financial instruments of $0.4 million.
Restructuring and other related costs
We recorded restructuring and other related costs for the three and nine months ended March 28, 2025 of $1.3 million, and $1.4 million, respectively, due to restructuring of operations in our subsidiary in Thailand. We had no restructuring costs for the three and nine months ended March 29, 2024.
Operating income
Our operating income increased by $7.6 million, or 10.7%, to $78.9 million, or 9.0% of revenues, for the three months ended March 28, 2025, compared with $71.3 million, or 9.7% of revenues, for the three months ended March 29, 2024. The increase was primarily due to an increase in revenues.
Our operating income increased by $31.1 million, or 15.2%, to $235.4 million, or 9.4% of revenues, for the nine months ended March 28, 2025, compared with $204.3 million, or 9.6% of revenues, for the nine months ended March 29, 2024. The increase was primarily due to an increase in revenues.
Interest income
Our interest income increased by $1.6 million, or 18.8%, to $10.1 million, or 1.2% of revenues, for the three months ended March 28, 2025, compared with $8.5 million, or 1.2% of revenues, for the three months ended March 29, 2024. The increase was primarily due to an increase in average cash balance and short-term investment during the three months ended March 28, 2025 compared to the same period in the prior fiscal year.
Our interest income increased by $10.3 million, or 46.6%, to $32.4 million, or 1.3% of revenues, for the nine months ended March 28, 2025, compared with $22.1 million, or 1.0% of revenues, for the nine months ended March 29, 2024. The increase was primarily due to an increase in average cash balance and short-term investment during the nine months ended March 28, 2025 compared to same period in the prior fiscal year.
Interest expense
Our interest expense decreased for the three and nine months ended March 28, 2025, compared with the three and nine months ended March 29, 2024, due to the full repayment of our long-term loan balance.
Foreign exchange gain (loss), net
We recorded foreign exchange loss, net of $2.7 million, or 0.3% of revenues, for the three months ended March 28, 2025, compared with foreign exchange gain, net of $3.3 million, or 0.5% of revenues, for the three months ended March 29, 2024. The foreign exchange loss was mainly due to (1) unrealized loss from revaluation of outstanding Thai baht assets and liabilities of $9.1 million, (2) unrealized loss from revaluation of currencies other than Thai baht of $2.3 million, and (3) increase in foreign exchange loss, totaling $0.8 million from our subsidiaries in the PRC and the U.K., offset by (1) unrealized gain from mark-to-market forward contracts of $5.3 million, and (2) realized gain from payment/receipt of $0.9 million.
We recorded foreign exchange loss, net of $5.7 million, or 0.2% of revenues, for the nine months ended March 28, 2025, compared with foreign exchange loss, net of $25.0 thousand, or 0.0% or revenues, for the nine months ended March 29, 2024. The increase in foreign exchange loss was mainly due to (1) unrealized loss from revaluation of outstanding Thai baht assets and liabilities of $6.3 million, (2) foreign exchange loss, totaling $0.8 million from our subsidiaries in the PRC and the U.K., and (3) unrealized loss from revaluation of currencies other than Thai baht of $0.7 million, offset by (1) unrealized gain from mark-to-market forward contracts of $1.4 million, and (2) decrease in realized loss from payment/receipt of $0.7 million.
Income before income taxes
We recorded income before income taxes of $86.3 million for the three months ended March 28, 2025, compared with $83.3 million for the three months ended March 29, 2024.
We recorded income before income taxes of $261.9 million for the nine months ended March 28, 2025, compared with $226.4 million for the nine months ended March 29, 2024.
Income tax expense
Our provision for income tax reflects effective tax rates of 5.8% and 2.9% for the three months ended March 28, 2025 and March 29, 2024, respectively. The increase was due to higher income subject to tax and a discrete expense related to continuing assessment of potential tax exposures.
Our provision for income tax reflects effective tax rates of 6.3% and 5.0% for the nine months ended March 28, 2025 and March 29, 2024, respectively. The increase was due to higher income subject to tax and a discrete expense related to continuing assessment of potential tax exposures during the nine months ended March 28, 2025, offset by a full valuation allowance for deferred tax assets that was set up during the nine months ended March 29, 2024 for our subsidiary in Israel.
Net income
We recorded net income of $81.3 million, or 9.3% of revenues, for the three months ended March 28, 2025, compared with $80.9 million, or 11.1% of revenues, for the three months ended March 29, 2024.
We recorded net income of $245.3 million, or 9.8% of revenues, for the nine months ended March 28, 2025, compared with $215.1 million, or 10.1% of revenues, for the nine months ended March 29, 2024.
Other comprehensive income (loss)
We recorded other comprehensive income of $6.2 million, or 0.7% of revenues, for the three months ended March 28, 2025, compared with other comprehensive loss of $8.9 million, or 1.2% of revenues, for the three months ended March 29, 2024. The change was mainly due to (1) unrealized gain from mark-to-market of forward contracts and interest rate swap agreements of $9.1 million, (2) unrealized gain from mark-to-market of available-for-sale debt securities of $5.1 million, and (3) an increase in unrealized gain from foreign currency translation adjustment of $1.0 million, offset by lower gain from a retirement benefits plan of $0.1 million.
We recorded other comprehensive income of $11.7 million, or 0.5% of revenues, for the nine months ended March 28, 2025, compared with other comprehensive income of $3.5 million, or 0.2% of revenues, for the nine months ended March 29, 2024. The increase in other comprehensive income was mainly due to (1) higher unrealized gain from mark-to-market of available-for-sale debt securities of $7.5 million, and (2) unrealized gain from foreign currency translation adjustment of $1.2 million, offset by (1) lower gain from a retirement benefits plan of $0.3 million, and (2) lower unrealized gain from mark-to-market of forward contracts and interest rate swap agreements of $0.2 million.
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operating activities. As of March 28, 2025, we had cash, cash equivalents, and short-term investments of $950.7 million and no outstanding debt. As of March 29, 2024, we had cash, cash equivalents, and short-term investments of $794.0 million and outstanding debt of $3.0 million.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents was 4.1% and 4.3% for the three and nine months ended March 28, 2025, respectively, and 4.5% and 4.3% for the three and nine months ended March 29, 2024, respectively.
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
As of March 29, 2024, we had long-term borrowing under our credit facility agreement of $3.0 million. As of March 28, 2025, we had no outstanding balance under our credit facility agreement. To better manage our cash on hand, we held short-term investments of $643.8 million as of March 28, 2025.
We believe that our current cash and cash equivalents, short-term investments, cash flow from operations, and funds available through our credit facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months. Our ability to sustain our working capital position is subject to a number of risks that we discuss in Part II, Item 1A of this Quarterly Report on Form 10-Q. We also believe that our current manufacturing capacity is sufficient to meet our anticipated production requirements for at least the next few quarters. In February 2025, we began construction of a new manufacturing facility of approximately 2.0 million square feet at our Chonburi campus. The total expected cost of the project is approximately $132.5 million (Thai baht 4.45 billion).
The following table shows our cash flows for the periods indicated:

	Nine Months Ended
(in thousands)	March 28, 2025	March 29, 2024
Net cash provided by operating activities	$273,272	$330,084
Net cash used in investing activities	$(253,126)	$(118,615)
Net cash used in financing activities	$(124,393)	$(57,800)
Net increase in cash and cash equivalents	$(104,247)	$153,669

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. The decrease in cash provided by operating activities during the nine months ended March 28, 2025 as compared to the nine months ended March 29, 2024 was primarily due to (1) a change in inventories of $133.6 million due to new products and higher sales volume, and (2) a decrease in other payables of $17.2 million, offset by (1) a change in other current and non-current assets of $31.2 million, (2) an increase in trade payables of $30.9 million, and (3) an increase in net income of $30.2 million.
Investing Activities
Investing cash flows consist primarily of investment purchases, sales, maturities, and disposals; and capital expenditures. The increase in cash used in investing activities for the nine months ended March 28, 2025 as compared to cash used in investing activities for the nine months ended March 29, 2024 was primarily due to an increase in investment purchases, and an increase in capital expenditures to support certain customers.

Financing Activities
Financing cash flows consist primarily of repayment of long-term debt, share repurchases, and withholding tax related to net share settlement of restricted share units. The increase in cash used in financing activities for the nine months ended March 28, 2025 as compared to the nine months ended March 29, 2024 was due to an increase in share repurchases and higher withholding tax related to net share settlement of restricted share units, offset by lower repayment of long-term borrowings.
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $950.7 million and $858.6 million as of March 28, 2025 and June 28, 2024, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the nine months ended March 28, 2025 and March 29, 2024, our interest income would have decreased by approximately $0.7 million and $0.5 million, respectively, assuming consistent investment levels.
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. Beginning December 28, 2019, we designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded an unrealized gain of $0.6 million and unrealized loss of $0.8 million for the nine months ended March 28, 2025 and March 29, 2024, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $10.0 million and $7.2 million as of March 28, 2025 and June 28, 2024, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.

Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of March 28, 2025, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of March 28, 2025 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale and held-to-maturity securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In September 2024, the Court dismissed the lawsuit in its entirety based on jurisdictional grounds. The Plaintiffs have since appealed the Court’s ruling to the High People's Court of Fujian Province (the "Appellate Court"). In their appeal, the Plaintiffs now claim that Casix is the primary obligor to return the alleged unjust enrichment to the Plaintiffs. On November 24, 2024, the Appellate Court agreed to hear the appeal. At this time, we are not able to quantify any potential liability in connection with this litigation because of the early stage of this litigation.
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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our revenues. During the three months ended March 28, 2025 and March 29, 2024, we had three customers and two customers, respectively, that each contributed 10% or more of our revenues. Such customers together accounted for 52.2% and 52.5% of our revenues during the respective periods. During the nine months ended March 28, 2025 and March 29, 2024, we had two customers and three customers, respectively, that each contributed 10% or more of our revenues. Such customers together accounted for 47.5% and 56.4% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
Further, our customer concentration increases the concentration of our accounts receivable and our exposure to payment default by any of our key customers. Many of our existing and potential customers have substantial debt burdens, have experienced financial distress or have static or declining revenues, all of which may be exacerbated by the current global economic downturn and subsequent adverse conditions in the credit markets, as well as the impact of changes to U.S. and international trade policies. Certain of our customers have gone out of business, declared bankruptcy, been acquired, or announced their withdrawal from segments of the optics market. We generate significant accounts payable and inventory for the services that we provide to our customers, which could expose us to substantial and potentially unrecoverable costs if we do not receive payment from our customers.
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
Consolidation in the markets we serve has resulted in a reduction in the number of potential customers for our services. For example, Nokia Corporation completed its acquisition of Infinera Corporation in February 2025; Lumentum Holdings Inc. completed its acquisition of NeoPhotonics Corporation in August 2022; Coherent Corp. (formerly known as II-VI Incorporated) completed its acquisition of Coherent, Inc. in July 2022; and Cisco Systems, Inc. completed its acquisition of Acacia Communications, Inc. in March 2021. In some cases, consolidation among our customers has led to a reduction in demand for our services as customers have acquired the capacity to manufacture products in-house.
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
Revenues from optical communications products represented 75.4% and 80.9% of our revenues for the three months ended March 28, 2025 and March 29, 2024, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or the economy in certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
We most recently expanded our manufacturing capacity by building a new facility at our Chonburi campus in Thailand in 2022, and we began construction of a new manufacturing building at our Chonburi campus in February 2025. We may continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. As of March 28, 2025, the U.S. dollar had depreciated approximately 0.6% against the Thai baht since March 31, 2023. While we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC are denominated in RMB. Currently, RMB are convertible in connection with trade and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of March 28, 2025, the U.S. dollar had appreciated approximately 6.1% against the RMB since March 31, 2023. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 53.8% and 62.8% of our revenues for the three months ended March 28, 2025 and March 29, 2024, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of risks and challenges, including:
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
We are subject to risks related to changes in U.S. and international trade policies, including new or increased tariffs on materials that we use in manufacturing, which could adversely affect our business, financial condition and operating results.
In April 2025, the U.S. imposed global trade tariffs on a wide range of products and goods. Our business may be adversely affected by evolving global trade policies, including tariffs and other trade restrictions. We are subject to risks associated with changes in international trade policies, regulations, and relationships. In recent years, multiple countries, including the United States, the People’s Republic of China (PRC), and members of the European Union, among others have enacted tariffs, export controls, quotas, and other forms of trade restrictions on a variety of goods and services. These measures have led to increased costs, supply chain disruptions, and reduced demand across several industries. Although certain tariffs have been reduced or delayed, the potential for future escalation or the imposition of new trade restrictions remains. Ongoing or future trade disputes may impact the availability and cost of materials used in our manufacturing processes. In some cases, suppliers may struggle to meet increased demand resulting from accelerated purchasing ahead of anticipated policy changes, further exacerbating supply chain instability. Additionally, retaliatory actions or changes in trade policies by foreign governments may reduce the demand for our customers’ products in impacted regions, which could lead to reduced orders and revenue for us. If we are unable to mitigate the effects of increased costs or pass them on to our customers, our gross margins, financial condition, and results of operations could be materially and adversely affected.
We cannot predict the outcome of current or future trade negotiations, the timing of any policy changes, or the impact such changes may have on our industry, supply chain, or customer base.
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of March 28, 2025 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 28, 2025, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of March 28, 2025, our U.S. federal and state tax returns remain open to examination for the tax years 2019 through 2022. The Company is currently under examination by the U.S. Internal Revenue Service for fiscal year 2022 and fiscal year 2023. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2017 through 2023. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.
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
The Organization for Economic Co-operation and Development (OECD) announced that it has reached agreement among its member countries to implement Pillar Two rules, a global minimum tax at 15% for certain multinational enterprises. The OECD has issued Pillar Two model rules and continues to release guidance on these rules. Many countries have enacted tax laws that will take effect in 2024 and 2025 to implement Pillar Two rules, while other countries have announced plans to adopt these rules. We evaluated the applicable tax law changes resulting from Pillar Two implementation in the countries where we operate, and there was no material impact to our tax provision for the nine months ended March 28, 2025. As additional jurisdictions enact such legislation in the future, our effective tax rate and cash tax payments could increase. We will continue to monitor legislative and regulatory developments related to global minimum tax matters to assess the impact on our business, financial condition and operating results.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended March 28, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
December 28, 2024 – January 24, 2025	—	$—	—	$231,305,731
January 25, 2025 – February 21, 2025	162,133	$214.46	162,133	$196,534,404
February 22, 2025 – March 28, 2025	—	$—	—	$196,534,404
Total	162,133		162,133

(1) On August 18, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. In February 2018, May 2019, August 2020, August 2022, August 2023, August 2024, and January 2025, we announced that our board of directors approved increases of $30.0 million, $50.0 million, $58.5 million, $78.7 million, $47.6 million, $139.5 million, and $100.0 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $534.3 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. Any repurchases under our share repurchase program are made in accordance with Rule 10b-18, including pursuant to a pre-set trading plan adopted in accordance with Rule 10b5-1. During the three months ended March 28, 2025, 162,133 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $214.46, for an aggregate purchase price of $34.8 million. As of March 28, 2025, we had a remaining authorization to repurchase up to $196.5 million worth of our ordinary shares.

ITEMS 3 and 4 are not applicable and have been omitted.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.
ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

4.1*	Warrant to Purchase Ordinary Shares of Fabrinet, dated March 12, 2025, issued to Amazon.com NV Investment Holdings LLC	8-K	4.1	March 13, 2025

10.1*	Transaction Agreement, dated March 12, 2025, by and between Fabrinet and Amazon.com, Inc.	8-K	10.1	March 13, 2025

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Portions of this document have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2025.

FABRINET

By:	/s/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)