Form 10-K
period 2025-06-27
Fabrinet
filed 2025-08-19
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
_______________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2025
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
Yes ☐ No ☒
As of December 27, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of approximately $7.9 billion, based on the closing price for the registrant’s ordinary shares as reported on the New York Stock Exchange on such date. Ordinary shares held by each executive officer, director, and holder of 10% or more of the outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of August 8, 2025, the registrant had 35,729,581 ordinary shares, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

1

FABRINET
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 27, 2025

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
Our revenues for the year ended June 27, 2025 (“fiscal year 2025”) increased by $536.3 million, or 18.6%, from $2.88 billion for the year ended June 28, 2024 (“fiscal year 2024”) to $3.42 billion for fiscal year 2025. Our percentage of revenues from optical communications products decreased from 79.4% in fiscal year 2024 to 76.6% in fiscal year 2025, while our percentage of revenues from automotive, industrial lasers, and other markets increased from 20.6% in fiscal year 2024 to 23.4% in fiscal year 2025.
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
We believe we offer differentiated manufacturing services through our optical and electro-mechanical process technologies and our strategic alignment with our customers. Our dedicated process and design engineers, who have a deep knowledge in materials sciences and physics, are able to tailor our service offerings to accommodate our customers’ complex engineering assignments. Our range of capabilities, from the design of customized optics and glass through process engineering and testing of finished assemblies, provides us with a knowledge base that we believe often leads to improvements in our customers’ product development cycles, manufacturing cycle times, quality and reliability, manufacturing yields and end product costs. We offer an efficient, technologically advanced and flexible manufacturing infrastructure designed to enable the scale production of a wide variety of high complexity products in any mix and any volume. We specialize in complex prototype and new product introduction services, with specialized resources to meet customers’ quick-turn printed circuit board assembly (“PCBA”) and early stage manufacturing requirements. We have a dedicated engineering team to support the advanced optical packaging needs of our customers’ cutting edge products, which allows them to accelerate development and time-to-market for such products. We often provide a “factory-within-a-factory” manufacturing environment to safeguard our customers’ intellectual property by physically segregating certain key employees and manufacturing space from the resources we use for other customers. We also provide our customers with a customized software platform to monitor all aspects of the manufacturing process, enabling our customers to remotely access our databases to monitor yields, inventory positions, work-in-progress status and vendor quality data in real time. We believe there is no other manufacturing services provider with a similar breadth and depth of optical and electro-mechanical engineering and process technology capabilities that does not directly compete with its customers in their end-markets. As a result, we believe we are more closely aligned and better able to develop long-term relationships with our customers than our competitors are.
As of June 27, 2025, our facilities comprised approximately 3.7 million total square feet, including approximately 0.8 million square feet of office space used for general administration purposes and approximately 2.9 million square feet devoted to manufacturing and related activities, of which approximately 1.0 million square feet are clean room facilities. Of the aggregate square footage of our facilities, approximately 3.3 million square feet are located in Thailand and the remaining balance is located in the People’s Republic of China (“PRC” or “China”), the United States, Israel and the Cayman Islands. See Part I, Item 2. Properties of this Annual Report on Form 10-K.
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
Our Competitive Strengths
We believe we have succeeded in providing differentiated services to the optical communications, automotive, industrial lasers, medical, and sensors industries due to our long-term focus on optical and electro-mechanical process technologies, strategic alignment with our customers, and commitment to total customer satisfaction. More specifically, our key competitive strengths include:
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
•customized software tools for manufacturing high complexity products in any mix and any volume;
•turn-key manufacturing systems;
•fiber metallization and lensing;
•fiber handling and fiber alignment;
•crystal growth and processing;
•precision lapping and polishing;
•precision glass drawing; and
•optical coating.
•Efficient, Flexible and Low-Cost Process Engineering and Manufacturing Platform: We enable our customers to transition their production to an efficient and flexible manufacturing platform that is specialized for the production of optics and similarly complex products and is located in a low-cost geography. We believe our advanced manufacturing technologies, coupled with our broad engineering capabilities, give us the ability to identify opportunities to improve our customers’ manufacturing processes and provide meaningful production cost benefits. We have also developed a series of customized software tools that we believe provide us with a specialized ability to manage the unique aspects of the production of a wide variety of high complexity products in any mix and any volume.
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
•Turn-Key Supply Chain Management: We have created a proprietary set of automated manufacturing resource planning tools designed specifically to address the unique inventory management demands of the production of a wide variety of high complexity products in any mix and any volume. Over the years, we have developed strong relationships with thousands of suppliers and implemented inventory management strategies with many of them, which enables us to obtain inventory on an as-needed basis and provide on-site stocking programs. We believe our deep expertise, relationships and capabilities in supply chain and materials management often allows us to further reduce costs and cycle times for our customers.
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
•Broaden Our Client Base Geographically: Our manufacturing services are incorporated into products that are distributed in markets worldwide, but we intend to further build out our client base in strategic regions. We intend to continue our focus on expanding our client base in Europe, Asia-Pacific, the Middle East and the United States. We believe these regions have a large and robust optics market, as well as a need for advanced manufacturing services in other growth markets, and would benefit from our precision optical and electromechanical manufacturing services.
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

Quality Control
We believe the integration of our manufacturing and test controls, quality systems, and software platforms contribute significantly to our ability to deliver high-quality products on a consistent basis and reduce the risk that we will be required to repair or replace defective products. Our manufacturing execution system (“MES”) is directly integrated with our test system and enterprise resource planning (“ERP”) database allowing us to respond to any process deviations in real time. We work with customers to develop product-specific test strategies. We also provide a variety of test management services, including material and process testing and reliability testing. In addition to providing yield, manufacturing data tracking and other information, our data tracking system also performs process route checking to ensure that products follow the correct process steps and that test results meet all specified criteria. Our test capabilities include traditional PCBA testing, mechanical testing and optical testing, which includes parametric testing, such as insertion loss, return loss and extinction ratio, and functional testing (e.g., bit error ratio).
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
•Telecom Optics: Includes lenses (such as spherical, a-spherical, C-lens, and cylindrical), wave plates, mirrors, prisms, filters and YVO4 crystals used for telecommunications applications.
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
Customers, Sales and Marketing
The optical communications market we serve is highly concentrated. Therefore, we expect a significant percentage of our revenues will continue to come from a small number of customers. During fiscal years 2025 and 2024, we had two customers that each contributed 10% or more of our revenues. During fiscal year 2025, NVIDIA Corporation and Cisco Systems, Inc. contributed 27.6% and 18.2%, respectively, of our revenues. During fiscal year 2024, NVIDIA Corporation and Cisco Systems, Inc. contributed 35.1% and 13.4%, respectively, of our revenues.
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
Suppliers of Raw Materials
Our manufacturing operations use a wide variety of optical, semiconductor, mechanical and electronic components, assemblies and raw materials. We generally purchase materials from suppliers through standard purchase orders, as opposed to long-term supply agreements. We rely on sole-source suppliers for a number of critical materials. Some of these sole-source suppliers are small businesses, which presents risks to us based on their financial health and reliability, which we continually monitor. We have historically experienced supply shortages resulting from various causes, including reduced yields by suppliers, which have prevented us from manufacturing products for our customers in a timely manner. Furthermore, in some cases, our efforts to identify and secure alternative supply chain sources has resulted in our customers or their end customers requiring requalification and validation of components, a process that can often be lengthy and has negatively impacted the timing of our revenue.
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
Additionally, we are required to register with the FDA and other regulatory bodies and are subject to continual review and periodic inspection for compliance with various regulations, including testing, quality control and documentation procedures. We hold the following additional certifications: ANSI ESD S20.20 for facilities and manufacturing process control; Transported Asset Protection Association (“TAPA”) and Customs Trade Partnership Against Terrorism (“CTPAT”) for logistics security and management; and CSR-DIW for corporate social responsibility in Thailand. In the European Union, we are required to maintain certain ISO certifications in order to sell our precision optical, electro-mechanical and electronic manufacturing services and we must undergo periodic inspections by regulatory bodies to obtain and maintain these certifications.
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
Competitors in the market for optical manufacturing services include Benchmark Electronics, Inc., Celestica Inc., InnoLight Technology (Suzhou) Ltd., Jabil Inc., Sanmina Corporation and Venture Corporation Limited, as well as the internal manufacturing capabilities of our customers. Our customized optics and glass operations face competition from companies such as CASTECH Inc., Excelitas Technologies Corp. and Photop Technologies, Inc. (a subsidiary of Coherent Corp.).
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
We regard our own manufacturing process technologies and customized optics and glass designs as proprietary intellectual property. We own any process engineering technology independently developed in-house by our technical staff. As part of our manufacturing services, to the extent we utilize our own manufacturing process technologies in the manufacture of our customers’ products, we grant our customers a royalty-free license to these process engineering technologies for the purpose of allowing our customers to make their products. Any process engineering or other improvements that we develop in connection with the improvement or optimization of a process for the manufacturing of a customer’s products are immediately assigned to that customer. To protect our proprietary rights, we rely largely upon a combination of trade secrets, non-disclosure agreements and internal security systems. Historically, patents have not played a significant role in the protection of our proprietary rights. Nevertheless, we currently have a relatively small number of solely-owned and jointly-held PRC patents in various customized optic technologies with expiration dates between 2025 and 2040. We believe that both our evolving business practices and industry trends may result in the continued growth of our patent portfolio and its importance to us, particularly as we expand our business.
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
As part of the Organization for Economic Cooperation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting, over 140 countries have joined a two-pillar plan to reform international taxation rules. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global revenues above €20 billion. The second pillar is focused on developing a global minimum tax rate of at least 15% applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of €750 million.
The OECD has issued Pillar Two model rules and continues to release guidance on these rules. As of June 27, 2025, these rules are either effective or have been adopted in draft form in various countries. We evaluated the applicable tax law changes resulting from Pillar Two implementation in the countries where we operate, and there was no material impact to our tax provision for the year ended June 27, 2025. In future years, the Pillar Two framework for the global minimum tax may increase the level of income tax in both Thailand and other foreign jurisdictions where we operate or have a presence.
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
Corporate Structure
Fabrinet was incorporated under the laws of the Cayman Islands in August 1999 and commenced business operations in January 2000. We have thirteen direct and indirect subsidiaries, all of which are wholly-owned. As the parent company, we enter into contracts directly with our customers while some of our subsidiaries in the PRC and the U.S. enter into sales contracts or purchase orders directly with their customers. We have an inter-company agreement with our subsidiary in Thailand to provide manufacturing services to us, and we have inter-company agreements with certain of our subsidiaries in the U.S. and Singapore to provide certain administrative and business development services to us.
Human Capital Resources
Our workforce is distributed globally over six countries. As of June 27, 2025, we employed approximately 16,457 full-time employees worldwide, with approximately 16,220 employees located in the Asia-Pacific region, and 237 employees located in North America. Of our total workforce, approximately 16,012 employees were involved in manufacturing operations and 445 employees were involved in business development and general and administrative functions. None of our employees are represented by a labor union. We have not experienced any work stoppages, slowdowns, or strikes. We consider our relations with our employees to be positive.
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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our revenues. During fiscal years 2025 and 2024, we had two customers that each contributed 10% or more of our revenues. Such customers together accounted for 45.8% and 48.5% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
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
Revenues from optical communications products represented 76.6% and 79.4% of our revenues for fiscal year 2025 and fiscal year 2024, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or the economy in certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
Competitors in the market for optical manufacturing services include Benchmark Electronics, Inc., Celestica Inc., InnoLight Technology (Suzhou) Ltd., Jabil Inc., Sanmina Corporation and Venture Corporation Limited. Our customized optics and glass operations face competition from companies such as CASTECH, Inc., Excelitas Technologies Corp. and Photop Technologies, Inc. (a subsidiary of Coherent Corp.). Other existing contract manufacturing companies, original design manufacturers or outsourced semiconductor assembly and test companies could also enter our target markets. In addition, we may face new competitors as we attempt to penetrate new markets.
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
We rely on a single source or a limited number of suppliers for critical materials used in a significant number of the products we manufacture. We generally purchase these single or limited source materials through standard purchase orders and do not maintain long-term supply agreements with our suppliers. We generally use a rolling 12-month forecast based on anticipated product orders, customer forecasts, product order history, backlog, and warranty and service demand to determine our materials requirements. Lead times for the parts and components that we order vary significantly and depend on factors such as manufacturing cycle times, manufacturing yields, and the availability of raw materials used to produce the parts or components. Historically, we have experienced supply shortages resulting from various causes, including reduced yields by our suppliers, which prevented us from manufacturing products for our customers in a timely manner. The semiconductor supply chain is complex, and, in recent years, there has been a significant global shortage of semiconductors. Demand for consumer electronics surged during the COVID-19 pandemic, which in turn has increased the demand for semiconductors. At the same time, wafer foundries that support chipmakers have not invested enough in recent years to increase capacities to the levels needed to support the increased demand from all of their customers. Further exacerbating the shortage is the long production lead-time for wafers, which can be as long as 30 weeks in some cases. A shortage of semiconductors or other key components can cause a significant disruption to our production schedule and have a substantial adverse effect on our business, financial condition and operating results.
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. As of June 27, 2025, the U.S. dollar had depreciated approximately 8.5% against the Thai baht since June 30, 2023. While we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and pound sterling (“GBP”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC and the United Kingdom are denominated in RMB and GBP, respectively. Currently, RMB are convertible in connection with trade and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of June 27, 2025, the U.S. dollar had depreciated approximately 1.3% against the RMB since June 30, 2023. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. GBP are convertible in connection with trade and service-related foreign exchange transactions and foreign debt service. As of June 27, 2025, the U.S.

dollar had depreciated approximately 8.1% against the GBP since June 30, 2023. Any appreciation in the value of the RMB and GBP against the U.S. dollar could negatively impact our operating results.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 56.6%, 63.5% and 52.0% of our revenues for fiscal year 2025, fiscal year 2024 and fiscal year 2023, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of risks and challenges, including:
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
In April 2025, the U.S. imposed global trade tariffs on a wide range of products and goods. Our business may be adversely affected by evolving global trade policies, including tariffs and other trade restrictions. We are subject to risks associated with changes in international trade policies, regulations, and relationships. In recent years, multiple countries, including the United States, the PRC, and members of the European Union, among others have enacted tariffs, export controls, quotas, and other forms of trade restrictions on a variety of goods and services. These measures have led to increased costs, supply chain disruptions, and reduced demand across several industries. Although certain tariffs have been reduced or delayed, the potential for future escalation or the imposition of new trade restrictions remains. Ongoing or future trade disputes may impact the availability and cost of materials used in our manufacturing processes. In some cases, suppliers may struggle to meet increased demand resulting from accelerated purchasing ahead of anticipated policy changes, further exacerbating supply chain instability. Additionally, retaliatory actions or changes in trade policies by foreign governments may reduce the demand for our customers’ products in impacted regions, which could lead to reduced orders and revenue for us. If we are unable to mitigate the effects of increased costs or pass them on to our customers, our gross margins, financial condition, and results of operations could be materially and adversely affected.
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of June 27, 2025 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 27, 2025, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of June 27, 2025, our U.S. federal and state tax returns remain open to examination for the tax years 2020 through 2023. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2018 through 2024. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.
During fiscal year 2025, our U.S. federal tax returns were under examination by the U.S. Internal Revenue Service (“IRS”) for fiscal years 2022 and 2023. As a result of the examination, which was completed in the fourth quarter of fiscal year 2025, we recorded additional tax liability of $5.9 million during fiscal year 2025.
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
Preferential tax treatment from the Thai government in the form of a corporate tax exemption on income generated from projects to manufacture certain products at our Chonburi campus is available to us through June 2026. Similar preferential tax treatment was available to us through June 2020 with respect to products manufactured at our Pinehurst campus. Between June 2020 and June 2025, 50% of our income generated from products manufactured at our Pinehurst campus was exempted from tax. Preferential tax treatment is available to us for products manufactured at our Chonburi campus Building 9, where income generated will be tax exempt through 2031, capped at our actual investment amount. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations.
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
As part of the Organization for Economic Cooperation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting, over 140 countries have joined a two-pillar plan to reform international taxation rules. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global revenues above €20 billion. The second pillar is focused on developing a global minimum tax rate of at least 15% applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of €750 million.
The OECD has issued Pillar Two model rules and continues to release guidance on these rules. As of June 27, 2025, these rules are either effective or have been adopted in draft form in various countries. We evaluated the applicable tax law changes resulting from Pillar Two implementation in the countries where we operate, and there was no material impact to our tax provision for the year ended June 27, 2025. In future years, the Pillar Two framework for the global minimum tax may increase the level of income tax in both Thailand and other foreign jurisdictions where we operate or have a presence.

We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to continue to devote substantial time to various compliance initiatives.
The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we are able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of June 27, 2025, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.
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
Additionally, we are required to register with the FDA and other regulatory bodies and are subject to continual review and periodic inspection for compliance with various regulations, including testing, quality control and documentation procedures. We hold the following additional certifications: ANSI ESD S20.20 for facilities and manufacturing process control; TAPA and CTPAT for logistics security and management; and CSR-DIW for corporate social responsibility in Thailand. In the European Union, we are required to maintain certain ISO certifications in order to sell our precision optical, electro-mechanical and electronic manufacturing services and we must undergo periodic inspections by regulatory bodies to obtain and maintain these certifications. If any regulatory inspection reveals that we are not in compliance with applicable standards, regulators may take action against us, including issuing a warning letter, imposing fines on us, requiring a recall of the products we manufactured for our customers, or closing our manufacturing facilities. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition and operating results.
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
Based upon estimates of the value of our assets, which are based in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for the taxable year 2025 or for the foreseeable future. However, despite our expectations, we cannot guarantee that we will not become a PFIC for the taxable year 2025 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we become a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations as well as burdensome reporting requirements.

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
Our VP of IT/IS is a Certified Information Security Manager (CISM) and has more than 10 years of experience implementing cybersecurity at technology companies. Our VP of IT/IS, together with our internal IT security committee, is primarily responsible for assessing and managing our material risks from cybersecurity threats.
We have internal guidelines governing our identification, assessment, communication, and escalation upon the occurrence of a cybersecurity incident. Depending on the nature and severity of an incident, this process provides for escalating notification to the chair of the audit committee, among others as needed, to manage our response.

ITEM 2.PROPERTIES.
Our principal registered office is located at c/o Intertrust Corporate Services (Cayman) Limited, One Nexus Way, Camana Bay, Grand Cayman, KYI-9005, Cayman Islands. We have facilities located in Thailand, the PRC, the U.S., Israel and the Cayman Islands that are used for manufacturing and/or general administration purposes. The following table presents the approximate square footage of our principal facilities as of June 27, 2025:

Location	Owned/Leased	Approximate Square Footage (Square feet)

Pinehurst Campus, Bangkok, Thailand	Owned	1,731,000
Hemaraj Campus, Chonburi, Thailand	Owned	1,522,000
Fuzhou, Fujian, PRC	Leased(1)	348,000
Santa Clara, California, United States	Owned	72,000
Mountain Lakes, New Jersey, United States	Leased(2)	28,000
Yokneam Illit, Israel	Leased(3)	27,000
Grand Cayman, Cayman Islands	Leased(4)	1,280
(1)Leased until September 30, 2026.
(2)Leased until June 30, 2034.
(3)Leased until October 5, 2029.
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
We are subject to a variety of international and U.S. laws and regulations relating to the use, disposal, cleanup of and human exposure to hazardous materials. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions unless we reasonably believe the monetary sanctions, exclusive of interest and costs, will not equal or exceed a threshold which we determine is reasonably designed to result in disclosure of any such proceeding that is material to our business or financial condition. Item 103 states that the disclosure threshold is $0.3 million, or at our election, a threshold that does not exceed the lesser of $1.0 million or one percent of our consolidated current assets. As permitted by Item 103, we have elected to adopt a quantitative threshold for environmental proceedings of $1.0 million. Given the size of our operations, we believe that environmental matters under this threshold are not material to our business or financial condition.
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
Holders of Record
As of August 8, 2025, there were 6 shareholders of record of our ordinary shares. Because most of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for information regarding securities authorized for issuance under our equity compensation plans.
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended June 27, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
March 29, 2025 – April 25, 2025	—	$—	—	$196,534,404
April 26, 2025 – May 23, 2025	107,945	$206.18	107,945	$174,278,649
May 24, 2025 – June 27, 2025	—	$—	—	$174,278,649
Total	107,945		107,945

(1) On August 21, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, May 2019, August 2020, August 2022, August 2023, August 2024, and January 2025, we announced that our board of directors approved increases of $30.0 million, $50.0 million, $58.5 million, $78.7 million, $47.6 million, $139.5 million, and $100.0 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $534.3 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. Any repurchases under our share repurchase program are made in accordance with Rule 10b-18, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. During the year ended June 27, 2025, 561,858 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $223.76, for an aggregate purchase price of $125.7 million. As of June 27, 2025, we had a remaining authorization to repurchase up to $174.3 million worth of our ordinary shares.

Five-Year Performance Graph
The following performance graph shall not be deemed “soliciting material” or to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Fabrinet under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph compares the cumulative total return to holders of Fabrinet’s ordinary shares with the cumulative total return of the NASDAQ Composite Index, and the NASDAQ Telecommunications Index.
The graph assumes that $100 was invested in Fabrinet’s ordinary shares and each index on June 26, 2020, and that all dividends were reinvested. Historic stock performance is not necessarily indicative of future stock price performance.

600.00
550.00
500.00
450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
6/26/2020
9/25/2020
12/24/2020
3/26/2021
6/25/2021
9/24/2021
12/23/2021
3/25/2022
6/24/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/29/2023
12/29/2023
3/28/2024
6/28/2024
9/27/2024
12/27/2024
3/28/2025
6/27/2025
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
•our expectation that the portion of our future revenues attributable to customers in regions outside of North America will increase compared with the portion of those revenues for fiscal year 2025;
•our expectation that our fiscal year 2026 selling, general and administrative (“SG&A”) expenses will increase compared to our fiscal year 2025 SG&A expenses;
•our expectation that our employee costs will increase in Thailand and the PRC;
•our future capital expenditures, including the expansion of our manufacturing capacity;
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

Overview
For an overview of our business, see PART I – ITEM 1. BUSINESS.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the last Friday in June. Our fiscal years 2025, 2024, and 2023 ended on June 27, 2025, June 28, 2024, and June 30, 2023, and consisted of 52 weeks, 52 weeks and 53 weeks, respectively.
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
The percentage of our revenues generated from a bill-to location outside of North America decreased from 63.5% in fiscal year 2024 to 56.6% in fiscal year 2025, primarily because of an increase in revenue from sales to our customers in North America. Based on the short- and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside of North America will increase as compared with the portion of revenues attributable to such customers during fiscal year 2025.

The following table presents percentages of total revenues by geographic regions:

	Years Ended
	June 27, 2025	June 28, 2024	June 30, 2023
North America	43.4%	36.5%	48.0%
Asia-Pacific	48.4	57.1	43.2
Europe	8.2	6.4	8.8
	100.0%	100.0%	100.0%
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
During fiscal years 2025, 2024 and 2023, discretionary merit-based bonus awards were made to our non-executive employees. Charges included in cost of revenues for bonus awards to non-executive employees were $7.7 million, $7.1 million and $6.8 million for fiscal years 2025, 2024 and 2023, respectively.
Share-based compensation expense included in cost of revenues was $10.5 million, $7.2 million and $6.7 million for fiscal years 2025, 2024 and 2023, respectively.

Selling, General and Administrative Expenses
Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2026, we expect our SG&A expenses will increase compared with our fiscal year 2025 SG&A expenses, mainly due to increased investment in information technology hardware and increased compensation-related expenses.
The compensation committee of our board of directors approved a fiscal year 2025 executive incentive plan with quantitative objectives based solely on achieving certain revenue targets and non-U.S. GAAP operating margin targets for fiscal year 2025. Bonuses under the fiscal year 2025 executive incentive plan are payable after the end of fiscal year 2025. In fiscal year 2024, the compensation committee approved a fiscal year 2024 executive incentive plan with quantitative objectives that were based solely on achieving certain revenue targets and non-U.S. GAAP operating margin targets for fiscal year 2024. In August 2024, the compensation committee awarded bonuses to our executive employees for Company achievements of performance under our fiscal year 2024 executive incentive plan. Discretionary merit-based bonus awards are also available to our non-executive employees and payable on a quarterly basis.
Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $6.8 million, $6.4 million and $6.1 million for fiscal years 2025, 2024 and 2023, respectively.
Share-based compensation expense included in SG&A expenses was $22.5 million, $21.2 million and $20.9 million for fiscal years 2025, 2024 and 2023, respectively.
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

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of June 27, 2025			As of June 28, 2024
(in thousands, except percentages)	Foreign Currency	$	%	Foreign Currency	$	%
Assets
Thai baht	1,812,680	$55,689	86.3	1,046,000	$28,385	72.5
RMB	43,637	6,092	9.4	42,852	6,013	15.4
GBP	2,031	2,790	4.3	3,778	4,773	12.1
Total		$64,571	100.0		$39,171	100.0
Liabilities
Thai baht	4,434,661	$136,242	91.5	3,263,391	$88,559	87.4
RMB	89,583	12,507	8.4	78,418	11,003	10.9
GBP	106	146	0.1	1,359	1,717	1.7
Total		$148,895	100.0		$101,279	100.0
The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued employee benefits and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 27, 2025, there was $165.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 28, 2024, there was $135.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable, other receivables, and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued payroll, bonus and related expenses, and other payables. As of June 27, 2025 and June 28, 2024, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable, accrued expenses, and other payables. As of June 27, 2025 and June 28, 2024, we did not have any derivative contracts denominated in GBP.
For fiscal years 2025 and 2024, we recorded an unrealized gain of $1.9 million and $0.7 million, respectively, related to derivatives that are not designated as hedging instruments in the consolidated statements of operations and comprehensive income.
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
Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption on income generated from projects to manufacture certain products at our Chonburi campus is currently available to us through June 2026. Similar preferential tax treatment was available to us through June 2020 with respect to products manufactured at our Pinehurst campus Building 6. Between June 2020 and June 2025, 50% of our income generated from products manufactured at our Pinehurst campus was exempted from tax. Preferential tax treatment is available to us for products manufactured at our Chonburi campus Building 9, where income generated will be tax exempt through 2031, capped at our actual investment amount. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. Currently, the corporate income tax rate for our Thai subsidiary is 20%.
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
Inventory Valuation
Our inventory is stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments, and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand on a quarterly basis and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or the financial positions of our customers or changes in economic conditions may require additional provisions for inventory due to our customers’ inability to fulfill their contractual obligations. As the market conditions or our customers’ product demands are inherently difficult to predict, the actual volumes may vary significantly from projected volumes. Differences in forecasted volume used in calculating excess and obsolete inventory can result in a material adverse effect on our business, financial condition and results of operations. During fiscal year 2025 and fiscal year 2024, a change of 10% for excess and obsolete materials, based on product demand and production requirements from our customers, would have affected our net income by approximately $0.6 million for both years.
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
During fiscal year 2020, one of our subsidiaries in the U.K. also generated net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future. Therefore, management believed it was more likely than not that all of the deferred tax assets of such subsidiary would not be utilized. Thus, a full valuation allowance of $1.6 million for the deferred tax assets was set up as of the end of fiscal year 2020. A full valuation allowance of $3.8 million, $4.9 million and $2.1 million was set up for the fiscal year ended June 30, 2023, June 24, 2022 and June 25, 2021, respectively. During fiscal year 2024, deferred tax assets and valuation allowance were released due to our cessation of operations in the U.K.
During fiscal year 2023, the other subsidiary in the U.K. generated taxable income and was able to utilize loss carryforwards. Management determined that it was more likely than not that future taxable income would be sufficient to allow utilization of the deferred tax assets. Thus, a full valuation allowance of $1.6 million for the deferred tax assets was released as of June 30, 2023. In fiscal year 2024, due to the planned closure of this entity, management believed that it would not generate sufficient taxable income to utilize the remaining deferred tax assets. Thus, a full valuation allowance of $1.0 million was recorded. In fiscal year 2025, the remaining deferred tax assets and valuation allowance were written off after the application to dissolve the entity was filed in the U.K.
During fiscal year 2024, our subsidiary in Israel generated net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future. Therefore, management believed it was more likely than not that all of the deferred tax assets of such subsidiary would not be utilized. Thus, a full valuation allowance of $2.7 million for the deferred tax assets was set up as of the end of fiscal year 2024. The full valuation allowance of $2.7 million continued to be recorded for the fiscal year ended June 27, 2025.

Results of Operations
The following table sets forth a summary of our consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	Years Ended
(in thousands)	June 27, 2025	June 28, 2024	June 30, 2023
Revenues	$3,419,327	$2,882,967	$2,645,237
Cost of revenues	(3,005,978)	(2,526,849)	(2,308,964)
Gross profit	413,349	356,118	336,273
Selling, general and administrative expenses	(87,466)	(78,481)	(77,673)
Restructuring and other related costs	(1,436)	(32)	(6,896)
Operating income	324,447	277,605	251,704
Interest income	40,162	33,204	11,234
Interest expense	—	(124)	(1,472)
Foreign exchange gain (loss), net	(9,251)	382	(1,211)
Other income (expense), net	(178)	287	(159)
Income before income taxes	355,180	311,354	260,096
Income tax expense	(22,653)	(15,173)	(12,183)
Net income	332,527	296,181	247,913
Other comprehensive income (loss), net of tax	13,435	4,974	4,678
Net comprehensive income	$345,962	$301,155	$252,591
The following table sets forth a summary of our consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Years Ended
	June 27, 2025	June 28, 2024	June 30, 2023
Revenues	100.0%	100.0%	100.0%
Cost of revenues	(87.9)	(87.6)	(87.3)
Gross profit	12.1	12.4	12.7
Selling, general and administrative expenses	(2.6)	(2.8)	(2.9)
Restructuring and other related costs	(0.1)	0.0	(0.3)
Operating income	9.4	9.6	9.5
Interest income	1.2	1.2	0.4
Interest expense	—	0.0	(0.1)
Foreign exchange gain (loss), net	(0.3)	0.0	0.0
Other income (expense), net	0.0	0.0	0.0
Income before income taxes	10.3	10.8	9.8
Income tax expense	(0.7)	(0.5)	(0.4)
Net income	9.6	10.3	9.4
Other comprehensive income (loss), net of tax	0.4	0.2	0.2
Net comprehensive income	10.0%	10.5%	9.6%

The following table sets forth our revenues by end market and product category for the periods indicated.

(in thousands, except percentages)	Year ended June 27, 2025	As a % of Total Revenues	Year ended June 28, 2024	As a % of Total Revenues	Year ended June 30, 2023	As a % of Total Revenues
Optical communications
Datacom	$1,155,944		$1,150,307		$520,796
Telecom	1,463,411		1,138,708		1,487,551
Total revenue - Optical communications	$2,619,355	76.6%	$2,289,015	79.4%	$2,008,347	75.9%
Non-optical communications
Automotive	$464,369		$327,188		$368,581
Industrial laser	153,068		122,722		125,415
Others	182,535		144,042		142,894
Total revenue - Non-optical communications	$799,972	23.4%	$593,952	20.6%	$636,890	24.1%
Total revenue	$3,419,327	100.0%	$2,882,967	100.0%	$2,645,237	100.0%
Comparison of Fiscal Year 2025 with Fiscal Year 2024
Revenues. Our revenues increased by $536.3 million, or 18.6%, to $3,419.3 million for fiscal year 2025, compared with $2,883.0 million for fiscal year 2024. This increase was primarily due to an increase in our key customers’ demand for both optical communications products and non-optical communications products. Revenues from optical communications products, which represented $2,619.4 million, or 76.6%, of our revenues for fiscal year 2025, increased by $330.3 million, or 14.4%, compared to the prior fiscal year, mainly due to an increase in revenues from telecommunication products, as inventory absorption issues substantially subsided during fiscal year 2025. Revenues from non-optical communications products, which represented $800.0 million, or 23.4%, of our revenues for fiscal year 2025, increased by $206.0 million, or 34.7%, compared to prior fiscal year, primarily due to growth in automotive revenue as short-term inventory absorption issues substantially subsided during fiscal year 2025.
Cost of revenues. Our cost of revenues increased by $479.2 million, or 19.0%, to $3,006.0 million, or 87.9% of revenues, for fiscal year 2025, compared with $2,526.8 million, or 87.6% of revenues, for fiscal year 2024. The increase was in line with the increase in sales volume.
Gross profit. Our gross profit increased by $57.2 million, or 16.1%, to $413.3 million, or 12.1% of revenues, for fiscal year 2025, compared with $356.1 million, or 12.4% of revenues, for fiscal year 2024. The increase was primarily due to sales volume and product mix.
SG&A expenses. Our SG&A expenses increased by $9.0 million, or 11.5%, to $87.5 million, or 2.6% of revenues, for fiscal year 2025, compared with $78.5 million, or 2.8% of revenues, for fiscal year 2024. Our SG&A expenses increased during fiscal year 2025, compared with fiscal year 2024, mainly due to (1) an increase in executive compensation related expenses of $3.3 million, (2) an increase in legal and consulting fees of $1.6 million, (3) an increase in R&D expenses of $1.4 million, (4) an increase in share-based compensation expenses of $1.4 million, (5) an increase in information technology related expenses of $1.3 million, mainly from network, security system and new hardware costs, (6) recognizing an actuarial loss on obligation of $0.9 million in fiscal year 2025 compared with recognizing an actuarial gain on obligation of $0.4 million in fiscal year 2024, and (7) an increase in severance expenses of $0.7 million, offset by (1) a net decrease in allowance for expected credit losses of $1.1 million, (2) a decrease in sales and marketing expenses of $0.5 million, and (3) a net realized gain from financial instruments of $0.5 million.
Restructuring and other related costs. We recorded $1.4 million in restructuring costs for fiscal year 2025, due to restructuring of operations in our subsidiary in Thailand. We recorded a de minimis amount of restructuring costs for fiscal year 2024.
Operating income. Our operating income increased by $46.8 million, or 16.9%, to $324.4 million, or 9.5% of revenues, for fiscal year 2025, compared with $277.6 million, or 9.6% of revenues, for fiscal year 2024.
Interest income. Our interest income increased by $7.0 million, or 21.1% to $40.2 million, or 1.2% of revenues, for fiscal year 2025, compared with $33.2 million, or 1.2% for fiscal year 2024. The increase was primarily due to a higher average cash balance and short-term investment of $919.0 million in fiscal year 2025, compared with $722.0 million in fiscal year 2024.

Interest expense. Our interest expense decreased for fiscal year 2025, compared with fiscal year 2024, due to full repayment of our long-term loan balance.
Foreign exchange gain (loss), net. We recorded foreign exchange loss, net of $9.3 million for fiscal year 2025, compared with foreign exchange gain, net of $0.4 million for fiscal year 2024. The foreign exchange loss was mainly due to (1) unrealized loss from revaluation of outstanding Thai baht assets and liabilities of $8.0 million, (2) higher unrealized loss from revaluation of currencies other than Thai baht of $1.1 million, (3) higher realized loss from payment/receipt of $1.0 million, and (4) foreign exchange loss totaling $0.8 million from our subsidiaries in the PRC and the U.K., offset by higher unrealized gain from mark-to-market of forward contracts of $1.2 million.
Income before income taxes. We recorded income before income taxes of $355.2 million for fiscal year 2025, compared with $311.4 million for fiscal year 2024.
Income tax expense. Our provision for income tax reflects an effective tax rate of 6.4% and 4.9% for fiscal year 2025 and fiscal year 2024, respectively. The increase was primarily due to higher income subject to tax and IRS audit assessment in fiscal year 2025, offset by a full valuation allowance for deferred tax assets set up in fiscal year 2024.
Net income. We recorded net income of $332.5 million, or 9.7% of revenues, for fiscal year 2025, compared with net income of $296.2 million, or 10.3% of revenues, for fiscal year 2024.
Other comprehensive income (loss). We recorded other comprehensive income of $13.4 million, or 0.4% of revenues, for fiscal year 2025, compared with other comprehensive income of $5.0 million, or 0.2% of revenues, for fiscal year 2024. The increase in other comprehensive income was mainly due to (1) higher unrealized gain from mark-to-market of available-for-sale debt securities of $7.8 million, and (2) unrealized gain from foreign currency translation adjustment of $1.2 million, offset by (1) lower gain from retirement benefits plan of $0.3 million, and (2) lower unrealized gain from mark-to-market of forward contracts of $0.3 million.
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
Interest income. Our interest income increased by $22.0 million, or 196.4% to $33.2 million, or 1.2% for fiscal year 2024, compared with $11.2 million, or 0.4% for fiscal year 2023. The increase was primarily due to a higher weighted average interest rate in fiscal year 2024, and a higher average cash balance and short-term investment of $722.0 million in fiscal year 2024, compared with $468.0 million in fiscal year 2023.
Interest expense. Our interest expense decreased by $1.4 million to $0.1 million for fiscal year 2024, compared with $1.5 million for fiscal year 2023. The decrease was primarily due to a decrease in the long-term balance.
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
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operating activities. As of June 27, 2025 and June 28, 2024, we had cash, cash equivalents, and short-term investments of $934.2 million and $858.6 million, respectively, and no outstanding debt.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents for fiscal year 2025, fiscal year 2024 and fiscal year 2023 was 4.2%, 4.4% and 2.4%, respectively.
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
The following table shows our cash flows for the periods indicated:

	Years Ended
(in thousands)	June 27, 2025	June 28, 2024	June 30, 2023
Net cash provided by operating activities	$328,365	$413,146	$213,310
Net cash used in investing activities	$(286,296)	$(169,751)	$(98,717)
Net cash used in financing activities	$(147,008)	$(64,853)	$(80,984)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(104,939)	$178,542	$33,609
Cash, cash equivalents and restricted cash, beginning of period	$409,973	$231,368	$198,365
Cash, cash equivalents and restricted cash, end of period	$306,425	$409,973	$231,368
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. The decrease in cash provided by operating activities for fiscal year 2025 as compared to fiscal year 2024 was primarily due to (1) a change in inventories of $174.2 million due to new products and higher sales volume, and (2) an increase in trade receivables of $104.4 million, offset by (1) an increase in trade payables of $134.2 million, (2) an increase in net income of $36.3 million, (3) a change in other current and non-current assets of $13.1 million, and (4) an increase in accrued expenses of $11.6 million.
Investing Activities
Investing cash flows consist primarily of investment purchases, sales, maturities, and disposals; and capital expenditures. The increase in cash used in investing activities for fiscal year 2025 as compared to cash used in investing activities for fiscal year 2024 was primarily due to (1) an increase related to the commencement of construction of a new manufacturing building at our Chonburi campus, (2) an increase in capital expenditures to support certain customers, and (3) a decrease in proceeds of investment.
Financing Activities
Financing cash flows consist primarily of repayment of long-term debt, share repurchases, and withholding tax related to net share settlement of restricted share units. The increase in cash used in financing activities for fiscal year 2025 as compared to the fiscal year 2024 was primarily due to an increase in share repurchases and higher withholding tax related to net share settlement of restricted share units, offset by lower repayment of long-term borrowings.
Material Cash Requirements for Contractual Obligations
Operating Lease
As of June 27, 2025, we have certain operating lease arrangements under which the lease payments are calculated using the straight-line method. Our rental expenses under these leases to be paid within one year and after one year are $2.1 million and $4.4 million, respectively.
Capital Expenditures
The following table sets forth our capital expenditures, which include amounts for which payments have been accrued, for the periods indicated.

	Years Ended
(in thousands)	June 27, 2025	June 28, 2024	June 30, 2023
Capital expenditures	$130,658	$49,270	$66,712
During fiscal year 2025, we invested in a new manufacturing building at our Chonburi campus and equipment for expansion of our manufacturing facilities in Thailand. We expect our capital expenditures for fiscal year 2026 to decrease compared to fiscal year 2025, mainly due to the new manufacturing building expenditures having been recognized while capital expenditures on equipment for expansion of our manufacturing facilities continue.
Recent Accounting Pronouncements
See Note 2 of the Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $934.2 million, $858.6 million and $550.5 million, as of June 27, 2025, June 28, 2024 and June 30, 2023, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during fiscal year 2025, fiscal year 2024 and fiscal year 2023, our interest income would have decreased by approximately $0.9 million, $0.7 million and $0.5 million, respectively, assuming consistent investment levels.
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to twelve months in duration, leaving us exposed to longer term changes in exchange rates. We designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income in the consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded unrealized gain of $1.9 million and $0.7 million, respectively, for the year ended June 27, 2025 and June 28, 2024, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $9.4 million and $7.2 million as of June 27, 2025 and June 28, 2024, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of June 27, 2025, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of June 27, 2025 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale and held-to-maturity securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements of Fabrinet

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Fabrinet
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fabrinet and its subsidiaries (the “Company”) as of June 27, 2025 and June 28, 2024, and the related consolidated statements of operations and comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows for each of the three years in the period ended June 27, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 27, 2025 and June 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Note 2 to the consolidated financial statements, management applies five-step in their determination of revenue to be recognized and the control of the product is typically transferred to the customer depending on the terms of the contract. The management applies judgment in identifying and evaluating any terms and conditions when the Company has an enforceable right to payment. For the fiscal year ended June 27, 2025, the Company’s revenue was $3.4 billion.
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

/s/ PricewaterhouseCoopers ABAS Ltd.
Bangkok, Thailand
August 19, 2025
We have served as the Company’s auditor since 1999.

FABRINET
CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data and par value)	June 27, 2025	June 28, 2024
Assets
Current assets
Cash and cash equivalents	$306,425	$409,973
Short-term investments	627,819	448,630
Trade accounts receivable, net of allowance for expected credit losses of $1,344 and $1,629, respectively	758,894	592,452
Inventories	581,015	463,206
Prepaid expenses	38,476	10,620
Other current assets	116,210	87,810
Total current assets	2,428,839	2,012,691
Non-current assets
Property, plant and equipment, net	380,640	307,240
Intangibles, net	2,156	2,321
Operating right-of-use assets	5,768	5,336
Deferred tax assets	13,406	10,446
Other non-current assets	623	485
Total non-current assets	402,593	325,828
Total Assets	$2,831,432	$2,338,519
Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	637,417	441,835
Fixed assets payable	40,781	14,380
Operating lease liabilities, current portion	1,792	1,355
Income tax payable	7,939	3,937
Accrued payroll, bonus and related expenses	24,566	22,116
Accrued expenses	30,630	19,916
Other payables	66,717	54,403
Total current liabilities	809,842	557,942
Non-current liabilities
Deferred tax liability	1,595	4,895
Operating lease liabilities, non-current portion	3,679	3,635
Severance liabilities	31,225	24,093
Other non-current liabilities	3,279	2,209
Total non-current liabilities	39,778	34,832
Total Liabilities	849,620	592,774
Commitments and contingencies (Note 18)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of June 27, 2025 and June 28, 2024)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,602,152 shares and 39,457,462 shares issued as of June 27, 2025 and June 28, 2024, respectively; and 35,728,074 shares and 36,145,242 shares outstanding as of June 27, 2025 and June 28, 2024, respectively)	396	395
Additional paid-in capital	237,881	222,044
Less: Treasury shares (3,874,078 shares and 3,312,220 shares as of June 27, 2025 and June 28, 2024, respectively)	(360,056)	(234,323)
Accumulated other comprehensive income (loss)	10,294	(3,141)
Retained earnings	2,093,297	1,760,770
Total Shareholders’ Equity	1,981,812	1,745,745
Total Liabilities and Shareholders’ Equity	$2,831,432	$2,338,519
The accompanying notes are an integral part of these consolidated financial statements.

FABRINET
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended
(in thousands of U.S. dollars, except per share data)	June 27, 2025	June 28, 2024	June 30, 2023
Revenues	$3,419,327	$2,882,967	$2,645,237
Cost of revenues	(3,005,978)	(2,526,849)	(2,308,964)
Gross profit	413,349	356,118	336,273
Selling, general and administrative expenses	(87,466)	(78,481)	(77,673)
Restructuring and other related costs	(1,436)	(32)	(6,896)
Operating income	324,447	277,605	251,704
Interest income	40,162	33,204	11,234
Interest expense	—	(124)	(1,472)
Foreign exchange gain (loss), net	(9,251)	382	(1,211)
Other income (expense), net	(178)	287	(159)
Income before income taxes	355,180	311,354	260,096
Income tax expense	(22,653)	(15,173)	(12,183)
Net income	332,527	296,181	247,913
Other comprehensive income (loss), net of tax
Change in net unrealized gain (loss) on available-for-sale securities	9,893	2,100	2,739
Change in net unrealized gain (loss) on derivative instruments	2,314	2,561	1,541
Change in net retirement benefits plan – prior service cost	—	330	473
Change in foreign currency translation adjustment	1,228	(17)	(75)
Total other comprehensive income (loss), net of tax	13,435	4,974	4,678
Net comprehensive income	$345,962	$301,155	$252,591
Earnings per share
Basic	9.23	8.17	6.79
Diluted	9.17	8.10	6.73
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	36,017	36,246	36,515
Diluted	36,267	36,564	36,855
The accompanying notes are an integral part of these consolidated financial statements.

FABRINET
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balances at June 24, 2022	39,048,700	390	196,667	(147,258)	(12,793)	1,216,676	1,253,682
Net income	—	—	—	—	—	247,913	247,913
Other comprehensive income (loss)	—	—	—	—	4,678	—	4,678
Share-based compensation	—	—	28,127	—	—	—	28,127
Issuance of ordinary shares	235,476	3	(3)	—	—	—	—
Repurchase of 488,477 shares held as treasury shares	—	—	—	(47,575)	—	—	(47,575)
Tax withholdings related to net share settlement of restricted share units	—	—	(18,167)	—	—	—	(18,167)
Balances at June 30, 2023	39,284,176	393	206,624	(194,833)	(8,115)	1,464,589	1,468,658
Net income	—	—	—	—	—	296,181	296,181
Other comprehensive income (loss)	—	—	—	—	4,974	—	4,974
Share-based compensation	—	—	28,597	—	—	—	28,597
Issuance of ordinary shares	173,286	2	(2)	—	—	—	—
Repurchase of 211,726 shares held as treasury shares	—	—	—	(39,490)	—	—	(39,490)
Tax withholdings related to net share settlement of restricted share units	—	—	(13,175)	—	—	—	(13,175)
Balances at June 28, 2024	39,457,462	395	222,044	(234,323)	(3,141)	1,760,770	1,745,745
Net income	—	—	—	—	—	332,527	332,527
Other comprehensive income (loss)	—	—	—	—	13,435	—	13,435
Share-based compensation	—	—	33,004	—	—	—	33,004
Customer warrant	—	—	4,109	—	—	—	4,109
Issuance of ordinary shares	144,690	1	(1)	—	—	—	—
Repurchase of 561,858 shares held as treasury shares	—	—	—	(125,733)	—	—	(125,733)
Tax withholdings related to net share settlement of restricted share units	—	—	(21,275)	—	—	—	(21,275)
Balances at June 27, 2025	39,602,152	396	237,881	(360,056)	10,294	2,093,297	1,981,812
The accompanying notes are an integral part of these consolidated financial statements.

FABRINET
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands of U. S. dollars)	June 27, 2025	June 28, 2024	June 30, 2023
Cash flows from operating activities
Net income	$332,527	$296,181	$247,913
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	53,433	49,017	43,832
Non-cash restructuring charges and other related costs	—	—	2,201
(Gain) loss on disposal of property, plant and equipment and intangibles	(70)	62	(1,506)
Amortization of discount (premium) of short-term investments	(4,563)	(3,399)	280
(Reversal of) allowance for expected credit losses	(285)	664	(307)
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	4,963	(849)	175
Amortization of fair value at hedge inception of interest rate swaps	—	(220)	(587)
Share-based compensation	33,004	28,374	28,127
Customer warrant	4,109	—	—
Deferred income tax expense (benefit)	(5,726)	1,672	(3,484)
Other non-cash expenses	131	310	724
Changes in operating assets and liabilities
Trade accounts receivable	(165,657)	(61,279)	(76,917)
Inventories	(117,809)	56,370	37,449
Other current assets and non-current assets	(33,595)	(46,715)	(13,568)
Trade accounts payable	194,236	60,040	(58,596)
Income tax payable	4,029	(1,960)	2,977
Accrued expenses	13,036	1,398	785
Other payables	11,522	30,959	(4,174)
Severance liabilities	3,799	2,771	3,753
Other current liabilities and non-current liabilities	1,281	(250)	4,233
Net cash provided by operating activities	328,365	413,146	213,310
Cash flows from investing activities
Purchase of short-term investments	(444,149)	(435,905)	(217,005)
Proceeds from sales of short-term investments	—	40,000	30,179
Proceeds from maturities of short-term investments	279,417	271,877	150,252
Purchase of property, plant and equipment	(121,078)	(47,528)	(61,360)
Purchase of intangibles	(738)	(889)	(911)
Proceeds from disposal of property, plant and equipment	252	2,694	128
Net cash used in investing activities	(286,296)	(169,751)	(98,717)
Cash flows from financing activities
Repayment of long-term borrowings	—	(12,188)	(15,233)
Repayment of finance lease liability	—	—	(9)
Repurchase of ordinary shares	(125,733)	(39,490)	(47,575)
Withholding tax related to net share settlement of restricted share units	(21,275)	(13,175)	(18,167)
Net cash used in financing activities	(147,008)	(64,853)	(80,984)
Net increase (decrease) in cash and cash equivalents	$(104,939)	$178,542	$33,609
Movement in cash and cash equivalents
Cash and cash equivalents at the beginning of period	$409,973	$231,368	$198,365

FABRINET
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended
(in thousands of U. S. dollars)	June 27, 2025	June 28, 2024	June 30, 2023
Increase (decrease) in cash and cash equivalents	(104,939)	178,542	33,609
Effect of exchange rate on cash and cash equivalents	1,391	63	(606)
Cash and cash equivalents at the end of period	$306,425	$409,973	$231,368
Supplemental disclosures
Cash paid for
Interest	$—	$312	$2,377
Taxes	$24,302	$16,452	$14,158
Cash received for interest	$33,718	$29,783	$11,048
Non-cash investing and financing activities
Construction, software and equipment related payables	$40,781	$14,380	$13,526

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
The Company utilizes a 52-53 week fiscal year ending on the last Friday in June. Fiscal years 2025, 2024, and 2023 ended on June 27, 2025, June 28, 2024, and June 30, 2023, respectively, and consisted of 52 weeks, 52 weeks and 53 weeks, respectively.
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
Derivatives
The derivative assets and liabilities are measured at fair value and recognized on the consolidated balance sheets by offsetting the fair value amounts under master netting arrangements. For presentation in consolidated balance sheets, the Company may choose to separate a derivative into its current and non-current portion as follows:
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

Service revenues of $174.8 million, $122.6 million and $116.2 million were recognized in the consolidated statements of operations and comprehensive income for the years ended June 27, 2025, June 28, 2024 and June 30, 2023, respectively.
Contract Costs
The incremental costs of obtaining a contract with a customer are recognized as an asset (not expensed as incurred) if such costs are expected to be recovered. Incremental costs of obtaining a contract are costs that the Company would not have incurred if the contract had not been obtained (e.g., sales commissions or similar incentive payments linked directly to new or modified customer contracts). Costs that would have been incurred regardless of whether a customer contract was obtained (e.g., costs of pursuing the contract, legal advice, etc.) are expensed as incurred, unless such costs are explicitly chargeable to the customer. During the years ended June 27, 2025, June 28, 2024 and June 30, 2023, the Company did not have any incremental costs of obtaining a contract.
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
Warranty cost allowances were recognized in the consolidated statements of operations and comprehensive income for the years ended June 27, 2025, June 28, 2024 and June 30, 2023 with de minimis amount.
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
To determine the fair value of warrants in accordance with ASC 718, the Company uses the Black-Scholes option pricing model, based in part on assumptions for which management is required to use judgment. Based on the fair value of the awards, the Company determines the amount of warrant expense based on the customer’s achievement of vesting conditions, which is recorded as a reduction of revenues on the consolidated statement of operations. The dilutive impact of customer warrants is determined using the treasury stock method.
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
New Accounting Standards—not yet adopted by the Company
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures,” which requires more detailed income tax disclosures. This ASU requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. This ASU is effective for all entities for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. This ASU will be effective for the Company in the first quarter of fiscal year 2026. The Company is currently assessing the impact to its disclosures.
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
A contract asset is recognized when the Company has recognized revenues, but has not yet issued an invoice to its customer for payment. Contract assets are recognized in the consolidated balance sheets under other current assets and transferred to accounts receivable when rights to payment become unconditional. No impairment for contract assets was recorded for the years ended June 27, 2025 and June 28, 2024.
As of June 27, 2025 and June 28, 2024, the Company's contract assets were de minimis.
A contract liability is recognized when the Company has advance payment arrangements with customers. Contract liabilities are recognized in the consolidated balance sheets under other payables. The contract liabilities balance is normally recognized as revenue within six months.
The following tables summarize the activity in the Company’s contract liabilities during the years ended June 27, 2025, June 28, 2024, and June 30, 2023:

(in thousands)	Contract Liabilities
Balance as of June 24, 2022	$1,982
Advance payment received during the year	14,124
Revenue recognized	(13,070)
Balance as of June 30, 2023	3,036
Advance payment received during the year	11,069
Revenue recognized	(6,259)
Balance as of June 28, 2024	7,846
Advance payment received during the year	23,640
Revenue recognized	(17,019)
Balance as of June 27, 2025	$14,467
Customer Warrant
For the year ended June 27, 2025, the Company recognized $4.1 million as a reduction to revenue on the consolidated statements of operations.
Revenue by Geographic Area and End Market
Total revenues are attributed to a particular geographic area based on the bill-to-location of the Company’s customers. The Company operates primarily in three geographic regions: North America; Asia-Pacific and others; and Europe.
The following table presents total revenues by geographic regions:

(in thousands, except percentages)	Year ended June 27, 2025	As a % of Total Revenues	Year ended June 28, 2024	As a % of Total Revenues	Year ended June 30, 2023	As a % of Total Revenues
North America	$1,480,778	43.4%	$1,053,141	36.5%	$1,269,965	48.0%
Asia-Pacific	1,656,611	48.4	1,646,055	57.1	1,143,510	43.2
Europe	281,938	8.2	183,771	6.4	231,762	8.8
	$3,419,327	100.0%	$2,882,967	100.0%	$2,645,237	100.0%

	Years Ended
(in thousands, except percentages)	June 27, 2025	June 28, 2024	June 30, 2023
North America
U.S.	1,474,773	1,041,046	1,247,422
Others (1)	6,005	12,095	22,543
Total revenue in North America	1,480,778	1,053,141	1,269,965
Asia-Pacific and others
Israel	993,001	1,049,730	341,025
India	323,600	269,304	325,478
Hong Kong	100,859	60,489	132,136
Thailand	57,367	47,339	58,850
China	56,365	65,497	73,094
Singapore	52,538	8,797	6,792
Japan	37,541	25,094	41,105
Malaysia	32,399	117,929	162,599
Others	2,941	1,876	2,431
Total revenue in Asia-Pacific and others	1,656,611	1,646,055	1,143,510
Europe
U.K.	156,363	87,051	125,082
Germany	43,889	42,817	54,732
Others	81,686	53,903	51,948
Total revenue in Europe	$281,938	$183,771	$231,762
Total revenue	$3,419,327	$2,882,967	$2,645,237
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each year presented is $0.
The following table presents revenues by end market and product category.

(in thousands, except percentages)	Year ended June 27, 2025	As a % of Total Revenues	Year ended June 28, 2024	As a % of Total Revenues	Year ended June 30, 2023	As a % of Total Revenues
Optical communications
Datacom	$1,155,944		$1,150,307		$520,796
Telecom	1,463,411		1,138,708		1,487,551
Total revenue - Optical communications	$2,619,355	76.6%	$2,289,015	79.4%	$2,008,347	75.9%
Non-optical communications
Automotive	$464,369		$327,188		$368,581
Industrial laser	153,068		122,722		125,415
Others	182,535		144,042		142,894
Total revenue - Non-optical communications	$799,972	23.4%	$593,952	20.6%	$636,890	24.1%
Total revenue	$3,419,327	100.0%	$2,882,967	100.0%	$2,645,237	100.0%

4.    Income taxes
Fabrinet’s effective tax rate is a function of the mix of tax rates in the various jurisdictions in which we conduct business. Fabrinet is domiciled in the Cayman Islands. Under the current laws of the Cayman Islands, Fabrinet is not subject to tax in the Cayman Islands on income or capital gains until March 6, 2039.
The majority of the Company’s operations and production take place in Thailand. The Company was not subject to tax in Thailand from July 2012 through June 2020 on income generated from the manufacture of products at its Pinehurst campus Building 6, and is not subject to tax in Thailand from July 2018 through June 2026 on income generated from the manufacture of products at its Chonburi campus. Between June 2020 and June 2025, 50% of the Company's income generated from products manufactured at its Pinehurst campus Building 6 was exempted from tax in Thailand. Preferential tax treatment is available to the Company for products manufactured at its Chonburi campus Building 9, where income generated will be tax exempt through 2031, capped at the Company’s actual investment amount. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. Currently, the corporate income tax rate for our Thai subsidiary is 20%.
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
The Company’s income tax expense consisted of the following:

	Years Ended
(in thousands)	June 27, 2025	June 28, 2024	June 30, 2023
Current	$27,812	$11,993	$15,044
Deferred	(5,159)	3,180	(2,861)
Total income tax expense	$22,653	$15,173	$12,183
The reconciliation between the Company’s taxes that would arise by applying the statutory tax rate of the country of the Company’s principal operations, Thailand, to the Company’s effective tax charge is shown below:

	Years Ended
(in thousands)	June 27, 2025	June 28, 2024	June 30, 2023
Income before income taxes (1)	$355,180	$311,354	$260,096
Tax expense calculated at a statutory corporate income tax rate of 20%	71,036	62,271	52,019
Effect of income taxes from locations with tax rates different from Thailand	(1,197)	(945)	659
Income not subject to tax (2)	(62,032)	(62,940)	(43,685)
Income tax on unremitted earnings	1,521	1,488	2,452
Non-deductible expenses	9,045	10,347	39
Foreign operations	2,426	(600)	1,792
Tax rebate from research and development application	(211)	17	(124)
Provision for uncertain income tax position	678	1,131	(7)
Utilization of loss and tax credits carryforward	—	—	(80)
Changes in valuation allowance (3)	—	3,759	(1,608)
Others	1,387	645	726
Corporate income tax expense	$22,653	$15,173	$12,183
(1)Income before income taxes from domestic operations in the Cayman Islands amounted to $263.0 million, $306.0 million and $196.5 million for the years ended June 27, 2025, June 28, 2024 and June 30, 2023, respectively.

(2)Income not subject to tax relates to income earned in the Cayman and Mauritius Islands and income subject to an investment promotion privilege in Thailand. Income not subject to tax per ordinary share on a diluted basis was $1.71, $1.72, and $1.19 for the years ended June 27, 2025, June 28, 2024, and June 30, 2023, respectively.
(3)Changes in valuation allowances were due to adjustments based on management's assessment on the realizability of the related deferred tax assets.
The Company’s deferred tax assets and deferred tax liabilities, net of valuation allowance, at each balance sheet date are as follows:

	As of
(in thousands)	June 27, 2025	June 28, 2024
Deferred tax assets:
Depreciation	$2,368	$1,890
Severance liability	5,981	4,496
Reserves and allowance	5,554	3,735
Net operating loss carryforwards	2,532	3,146
Others	452	792
Total	16,887	14,059
Less: Valuation allowance	(3,481)	(3,613)
Net deferred tax assets	$13,406	$10,446

Deferred tax liabilities:
Temporary differences from intangibles and changes in the fair value of assets acquired	$(1,543)	$(1,626)
Deferred tax from unremitted earnings	(2,141)	(5,303)
Others	2,089	2,034
Total	(1,595)	(4,895)
Net	$11,811	$5,551
The changes in the valuation allowances of deferred tax assets were as follows:

(in thousands)	Valuation allowances of deferred tax assets
Balance as of June 24, 2022	$4,934
Additional	498
Reduction	(1,608)
Balance as of June 30, 2023	3,824
Additional	3,613
Reduction	(3,824)
Balance as of June 28, 2024	3,613
Additional	823
Reduction	(955)
Balance as of June 27, 2025	$3,481
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
During fiscal year 2023, the other subsidiary in the U.K. generated taxable income and was able to utilize loss carryforwards. Management determined that it was more likely than not that future taxable income would be sufficient to allow utilization of the deferred tax assets. Thus, a full valuation allowance of $1.6 million for the deferred tax assets was released as of June 30, 2023. In fiscal year 2024, due to the planned closure of this entity, management believed that such subsidiary would not generate sufficient taxable income to utilize the remaining deferred tax assets. Thus, a full valuation allowance of $1.0 million was recorded. In fiscal year 2025, the remaining deferred tax assets and valuation allowance were written off after the application to dissolve the entity was filed in the U.K.
During fiscal year 2024, our subsidiary in Israel continued to generate net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future; therefore, management believed it was more likely than not that all of the deferred tax assets of such subsidiary would not be utilized. Thus, a full valuation allowance of $2.7 million for the deferred tax assets was set up as of the end of fiscal year 2024. Full valuation allowance continued to be recorded in fiscal year 2025.
Income tax liabilities have not been established for withholding tax and other taxes that would be payable on the unremitted earnings in Thailand, which are permanently reinvested. Unremitted earnings in Thailand totaled $167.9 million and $144.4 million as of June 27, 2025 and June 28, 2024, respectively. Unrecognized deferred tax liabilities for such unremitted earnings were $16.9 million and $11.6 million as of June 27, 2025 and June 28, 2024, respectively.
Deferred tax liabilities of $1.5 million have been established for withholding tax on the unremitted earnings in China for the years ended June 27, 2025 and June 28, 2024, which are included in non-current deferred tax liability in the consolidated balance sheets.
Uncertain income tax positions
Interest and penalties related to uncertain income tax positions are recognized in income tax expense. The Company had approximately $0.1 million of accrued interest and penalties related to uncertain income tax positions on the consolidated balance sheets as of June 27, 2025. The Company recorded interest and penalties of $0.2 million and $0.1 million for the years ended June 28, 2024 and June 30, 2023, respectively, in the consolidated statements of operations and comprehensive income. The amount of interest and penalties reversed in fiscal 2025 provision for income taxes is de minimis. With regard to the Thailand jurisdiction, tax years 2019 through 2023 remain open to examination by the local authorities.
The changes to the Company’s uncertain income tax positions for the years ended June 27, 2025, June 28, 2024 and June 30, 2023, excluding interest and penalties, were as follows:

	Years Ended
(in thousands)	June 27, 2025	June 28, 2024	June 30, 2023
Beginning balance	$1,249	$1,288	$1,392
Additions during the year	620	1,091	15
Release of tax positions of prior years	(23)	(1,130)	(119)
Ending balance	$1,846	$1,249	$1,288

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
Earnings per ordinary share was calculated as follows:

	Years Ended
(in thousands, except per share data)	June 27, 2025	June 28, 2024	June 30, 2023
Net income attributable to shareholders	$332,527	$296,181	$247,913
Weighted-average number of ordinary shares outstanding	36,017	36,246	36,515
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units and performance share units	241	318	340
Incremental shares arising from the assumed vesting of customer warrant	9	—	—
Weighted-average number of ordinary shares for diluted earnings per ordinary share	36,267	36,564	36,855
Basic earnings per ordinary share	$9.23	$8.17	$6.79
Diluted earnings per ordinary share	$9.17	$8.10	$6.73

6.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments by category is as follows:

			Fair Value
(in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Short-term Investments	Other Investments
As of June 27, 2025
Cash	$295,242	$—	$295,242	$—	$—
Cash equivalents	11,183	—	11,183	—	—
Certificates of deposit and time deposits	144,730	1,022	—	145,752	—
Corporate debt securities	183,076	6,897	—	189,973	—
U.S. agency and U.S. Treasury securities	291,295	799	—	292,094	—
Total	$925,526	$8,718	$306,425	$627,819	$—
As of June 28, 2024
Cash	$409,938	$—	$409,938	$—	$—
Cash equivalents	35	—	35	—	—
Certificate of deposit and time deposits	134,288	(5)	—	134,283	—
Corporate debt securities	137,695	(932)	—	136,763	—
U.S. agency and U.S. Treasury securities	177,824	(240)	—	177,584	—
Total	$859,780	$(1,177)	$409,973	$448,630	$—
The cash equivalents include short-term bank deposits, investments in money market funds, and marketable securities with maturities of three months or less at the date of purchase. The effective interest rate on short term bank deposits was 4.2% and 4.4% per annum for the years ended June 27, 2025 and June 28, 2024, respectively.
As of June 27, 2025, the Company had investments in certificates of deposit of $125.7 million and term deposit of $20.0 million which were classified as available-for-sale debt securities. As of June 28, 2024, the Company had investments in certificates of deposit of $83.8 million and term deposit of $50.5 million.
As of June 27, 2025 and June 28, 2024, the Company did not have any held-to-maturity debt securities.
As of June 27, 2025 and June 28, 2024, 81% and 74%, respectively, of our cash and cash equivalents were held by the Parent Company.

The following table summarizes the cost and estimated fair value of debt securities classified as available-for-sale securities based on stated effective maturities as of June 27, 2025 and June 28, 2024:

	June 27, 2025		June 28, 2024
(in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$128,958	$129,977	$110,671	$110,669
Due between one to five years	490,143	497,842	339,136	337,961
Total	$619,101	$627,819	$449,807	$448,630
As of June 27, 2025 and June 28, 2024, the Company considered the decline in market value of its available-for-sale debt securities by using the AFS debt security impairment model. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The Company assessed impairment at the individual security level according to the relevant accounting standard by comparing its fair value/market value with its amortized cost. The Company considered factors such as the failure of the issuer of the security to make scheduled interest and principal payments and any changes to the credit rating of the security by a rating agency. The credit rating of the Company's invested securities are still in compliance with the Company's investment policy. No impairment losses on available-for-sale debt securities were recorded for the year ended June 27, 2025 and June 28, 2024.

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

The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 27, 2025
Assets
Cash equivalents	$—	$11,183		$—	$11,183
Certificates of deposit and time deposits	—	145,752		—	145,752
Corporate debt securities	—	189,973		—	189,973
U.S. agency and U.S. Treasury securities	—	292,094		—	292,094
Derivative assets - current portion	—	2,961	(1)	—	2,961
Total	$—	$641,963		$—	$641,963
Liabilities
Derivative liabilities - current portion	$—	$(105)	(2)	$—	$(105)
Total	$—	$(105)		$—	$(105)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 28, 2024
Assets
Cash equivalents	$—	$35		$—	$35
Certificates of deposit and time deposits	—	134,283		—	134,283
Corporate debt securities	—	136,763		—	136,763
U.S. agency and U.S. Treasury securities	—	177,584		—	177,584
Derivative assets - current portion	—	15	(3)	—	15
Total	$—	$448,680		$—	$448,680
Liabilities
Derivative liabilities - current portion	$—	$(2,244)	(4)	$—	$(2,244)
Total	$—	$(2,244)		$—	$(2,244)

(1)Foreign currency forward contracts with an aggregate notional amount of $130.0 million and 0.5 million Canadian dollars.
(2)Foreign currency forward contracts with an aggregate notional amount of $35.0 million.
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
As of June 27, 2025, the Company had 165 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $165.0 million and with maturity dates ranging from July 2025 through December 2025, and one foreign currency contract with a notional amount of 0.5 million Canadian dollars and with a maturity date in September 2025.
As of June 28, 2024, the Company had 135 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $135.0 million and with maturity dates ranging from July 2024 through January 2025, and one foreign currency contract with a notional amount of 0.4 million Canadian dollars and with a maturity date in September 2024.
As of June 27, 2025, the hedging relationship over foreign currency forward contracts which were designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. As of June 27, 2025, the amount in AOCI that is expected to be reclassified into earnings within 12 months as gain was $1.5 million.
During the year ended June 27, 2025 and June 28, 2024, the Company included an unrealized gain of $1.9 million and $0.7 million, respectively, from changes in fair value of foreign currency forward and option contracts which were not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the consolidated statements of operations and comprehensive income.

The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the consolidated statements of operations and other comprehensive income:

		Year Ended
(in thousands)	Financial statements line item	June 27, 2025	June 28, 2024
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income (loss)	$5,075	$3,007
Interest rate swaps	Other comprehensive income (loss)	—	(215)
Total derivatives loss (gain) recognized in other comprehensive income		$5,075	$2,792
Derivatives loss (gain) reclassified from accumulated other comprehensive income into earnings:
Foreign currency forward contracts	Cost of revenues	$(1,588)	$8,563
Foreign currency forward contracts	Selling, general and administrative expenses	(122)	357
Foreign currency forward contracts	Foreign exchange gain (loss), net	(654)	(9,103)
Interest rate swaps	Interest expense	—	(220)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income into earnings		$(2,364)	$(403)
Change in net unrealized gain (loss) on derivative instruments		$2,711	$2,389
Fair value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	June 27, 2025		June 28, 2024
(in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$1,303	$(12)	$—	$(1,088)
Derivatives designated as hedging instruments
Foreign currency forward contracts	1,658	(93)	15	(1,156)
Derivatives, gross balances	2,961	(105)	15	(2,244)
The Company presents its derivatives at gross fair values in the consolidated balance sheets.
The Company recorded the fair value of derivative financial instruments in the consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other non-current assets
Fair Value of Derivative Liabilities	Accrued expenses
8.    Trade accounts receivable, net

(in thousands)	As of June 27, 2025	As of June 28, 2024
Trade accounts receivable	$760,238	$594,081
Less: Allowance for expected credit losses	(1,344)	(1,629)
Trade accounts receivable, net	$758,894	$592,452

The following tables summarize the movement in the Company’s expected credit losses during the years ended June 27, 2025, June 28, 2024, and June 30, 2023:

(in thousands)	Expected credit Losses
Balance as of June 24, 2022	$1,271
Provision during the year	1,410
Reversal during the year	(1,716)
Balance as of June 30, 2023	965
Provision during the year	2,164
Reversal during the year	(1,500)
Balance as of June 28, 2024	1,629
Provision during the year	540
Reversal during the year	(825)
Balance as of June 27, 2025	$1,344
9.    Inventories

(in thousands)	As of June 27, 2025	As of June 28, 2024
Raw materials	$145,128	$138,488
Work in progress	377,736	266,107
Finished goods	33,016	39,701
Goods in transit	25,135	18,910
Inventories	$581,015	$463,206

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
Operating leases
As of June 27, 2025, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
2026	$2,082
2027	1,323
2028	838
2029	796
2030	440
Thereafter	979
Total undiscounted lease payments	6,458
Less: imputed interest	(987)
Total present value of lease liabilities	$5,471	(1)
(1)Includes current portion of operating lease liabilities of $1.8 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term.

Rental expense for long-term leases for the years ended June 27, 2025, June 28, 2024 and June 30, 2023 was $1.9 million, $2.4 million and $2.4 million, respectively.
Rental expense for short-term leases for the years ended June 27, 2025, June 28, 2024 and June 30, 2023 was $0.3 million, $0.9 million and $0.8 million, respectively.
The following summarizes additional information related to the Company’s operating leases:

	As of June 27, 2025	As of June 28, 2024
Weighted-average remaining lease term (in years)	5.5	5.6
Weighted-average discount rate	6.6%	5.6%
The following information represents supplemental disclosure for the statement of cash flows related to operating leases:

(in thousands)	Year Ended June 27, 2025	Year Ended June 28, 2024	Year Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,979	$3,027	$2,477
Financing cash flows from finance leases	$—	$—	$9
ROU assets obtained in exchange for lease liabilities	$2,015	$5,797	$312

11.    Property, plant and equipment, net
The components of property, plant and equipment, net were as follows:

(in thousands)	Land and Land Improvements	Building and Building Improvements	Manufacturing Equipment	Office Equipment	Motor Vehicles	Computers	Construction and Machinery Under Installation	Total
As of June 27, 2025
Cost	$61,534	$222,640	$374,322	$6,395	$1,296	$30,736	$51,048	$747,971
Less: Accumulated depreciation	(635)	(92,478)	(248,833)	(5,502)	(904)	(18,690)	—	(367,042)
Less: Impairment reserve	—	—	(289)	—	—	—	—	(289)
Net book value	$60,899	$130,162	$125,200	$893	$392	$12,046	$51,048	$380,640
As of June 28, 2024
Cost	$61,297	$208,731	$316,867	$6,500	$1,101	$27,660	$12,243	$634,399
Less: Accumulated depreciation	(328)	(82,964)	(216,667)	(5,521)	(870)	(20,520)	—	(326,870)
Less: Impairment reserve	—	—	(289)	—	—	—	—	(289)
Net book value	$60,969	$125,767	$99,911	$979	$231	$7,140	$12,243	$307,240
Depreciation expense amounted to $52.5 million, $48.2 million and $42.5 million for the years ended June 27, 2025, June 28, 2024 and June 30, 2023, respectively, and has been allocated between cost of revenues and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
The cost of fully depreciated property, plant and equipment written-off during the years ended June 27, 2025, June 28, 2024 and June 30, 2023 amounted to $12.5 million, $10.7 million and $16.5 million, respectively.

As of June 27, 2025, June 28, 2024 and June 30, 2023, the Company recognized impairment reserves for property, plant and equipment of $0.3 million, $0.3 million and $0.6 million, respectively.
12.    Intangibles
The following tables present details of the Company’s intangibles:

(in thousands)	As of June 27, 2025	As of June 28, 2024
Software
Gross carrying amount	$12,159	$11,398
Accumulated amortization	(10,003)	(9,077)
Net	$2,156	$2,321
The Company recorded amortization expense relating to intangibles of $0.9 million, $1.0 million and $1.3 million for the years ended June 27, 2025, June 28, 2024 and June 30, 2023, respectively.
The weighted-average remaining life of software was:

(years)	As of June 27, 2025	As of June 28, 2024
Software	3.6	2.1
Based on the carrying amount of intangibles as of June 27, 2025, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(in thousands)
2026	$821
2027	595
2028	424
2029	223
2030	93
Total	$2,156
13.    Severance liabilities
The following table provides information regarding severance liabilities:

	Years Ended
(in thousands)	June 27, 2025	June 28, 2024
Changes in severance liabilities
Balance, beginning of the fiscal year	$24,093	$22,370
Current service cost	$2,975	$2,655
Interest cost	966	747
Benefit paid	(2,001)	(320)
Unrealized loss (gain) on exchange rate	3,306	(837)
Actuarial (gain) loss on obligation	1,886	(310)
Adjustment defined benefit obligation	—	(212)
Balance, end of the fiscal year	$31,225	$24,093
Changes in plan assets
Balance, beginning of the fiscal year	$—	$349
Adjustment plan assets	—	(349)
Balance, end of the fiscal year	$—	$—
Underfunded status	$(31,225)	$(24,093)

The following table sets forth our severance liabilities as of June 27, 2025:

(in thousands)
2026	$2,001
2027	2,017
2028	2,738
2029	2,831
2030	3,562
Thereafter	18,076
Total	$31,225
The amount recognized in the consolidated balance sheets under non-current liabilities was determined as follows:

(in thousands)	As of June 27, 2025	As of June 28, 2024
Non-current liabilities	$31,225	$24,093
The following table provides information regarding accumulated benefit obligations:

(in thousands)	As of June 27, 2025	As of June 28, 2024
Accumulated benefit obligations	$22,140	$16,403
The principal actuarial assumptions used were as follows:
Weighted average actuarial assumptions used to determine severance liabilities

Years Ended
	June 27, 2025	June 28, 2024	June 30, 2023
Discount rate	2.9% - 4.1%	3.9% - 5.5%	3.5% - 5.4%
Future salary increases	3.5% - 10.0%	3.5% - 10.0%	3.5% - 10.0%
Weighted average actuarial assumptions used to determine benefit costs

	Years Ended
	June 27, 2025	June 28, 2024	June 30, 2023
Discount rate	5.2%	5.4%	3.8%
Expected long-term rate of return on assets	4.2%	5.2%	3.4%

14.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the years ended June 27, 2025, June 28, 2024 and June 30, 2023 was as follows:

	Years Ended
(in thousands)	June 27, 2025	June 28, 2024	June 30, 2023
Share-based compensation expense by type of award:
Restricted share units	$21,013	$16,839	$16,979
Performance share units	11,991	11,535	11,148
Total share-based compensation expense	33,004	28,374	28,127
Tax effect on share-based compensation expense	—	—	—
Net effect on share-based compensation expense	$33,004	$28,374	$28,127
Share-based compensation expense was recorded in the consolidated statements of operations and comprehensive income as follows:

	Years Ended
(in thousands)	June 27, 2025	June 28, 2024	June 30, 2023
Cost of revenue	$10,456	$7,203	$6,664
Selling, general and administrative expense	22,548	21,171	20,939
Restructuring and other related costs	—	—	524
Total share-based compensation expense	$33,004	$28,374	$28,127
The Company did not capitalize any share-based compensation expense as part of any asset costs during the years ended June 27, 2025, June 28, 2024 and June 30, 2023.
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
The 2020 Plan and 2017 Inducement Plan are collectively referred to as the “Equity Incentive Plans.”
The following table summarizes the number of equity awards outstanding and ordinary shares available for grant under each of the Equity Incentive Plans as of June 27, 2025:

(share units)	Restricted Share Units outstanding	Performance Share Units outstanding	Ordinary Shares available for future grant
2020 Plan	263,014	120,916	1,583,646
2017 Inducement Plan	—	—	111,347
Total	263,014	120,916	1,694,993

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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2022	459,626	$75.14
Granted	165,378	$117.35
Vested	(233,607)	$67.85
Forfeited	(22,632)	$94.69
Balance as of June 30, 2023	368,765	$97.49
Granted	126,934	$165.54
Vested	(171,304)	$88.69
Forfeited	(17,735)	$124.52
Balance as of June 28, 2024	306,660	$129.01
Granted	115,442	$257.64
Vested	(140,040)	$118.33
Forfeited	(19,048)	$175.73
Balance as of June 27, 2025	263,014	$187.00
Expected to vest as of June 27, 2025	232,999	$187.00
The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 24, 2022	285,882	$81.64
Granted	97,142	$117.35
Vested	(179,008)	70.05
Balance as of June 30, 2023	204,016	$108.81
Granted	73,936	$158.91
Vested	(106,874)	$101.05
Balance as of June 28, 2024	171,078	$135.31
Granted	46,980	$261.84
Vested	(97,142)	117.35
Balance as of June 27, 2025	120,916	$198.90
Expected to vest as of June 27, 2025	120,916	$198.90
The total fair value of restricted share units and performance share units vested during the years ended June 27, 2025, June 28, 2024 and June 30, 2023 was $28.0 million, $26.0 million and $28.4 million, respectively. The aggregate intrinsic value of restricted share units and performance share units outstanding as of June 27, 2025 was $113.5 million.

As of June 27, 2025, there was $17.3 million and $7.1 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.5 years and 1.0 year, respectively.
For the years ended June 27, 2025 and June 28, 2024, the Company withheld an aggregate of 92,492 shares and 104,892 shares, respectively, upon the vesting of restricted share units and performance shares units, based upon the closing share price on the vesting date to settle employee tax withholding obligations. For the years ended June 27, 2025 and June 28, 2024, the Company then remitted cash of $21.3 million and $13.2 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.
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
15.    Employee benefit plans
Employee contribution plan
The Company operates a defined contribution plan, known as a provident fund, in its subsidiaries in Thailand and the United Kingdom. The assets of these plans are in separate trustee-administered funds. The provident fund is funded by matching payments from employees and by the subsidiaries on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company’s contributions to the provident fund amounted to $8.0 million, $7.0 million and $6.3 million during the years ended June 27, 2025, June 28, 2024 and June 30, 2023, respectively.
The Company sponsors the Fabrinet U.S. 401(k) Retirement Plan (“401(k) Plan”), a Defined Contribution Plan under ERISA, at its subsidiaries in the United States which provides retirement benefits for eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 80% of their annual compensation, subject to annual contributions limits established by the Internal Revenue Service. The Company provides for a 100% match of employees’ contributions to the 401(k) Plan up to the first 6% of annual compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $1.1 million, $1.0 million and $0.8 million during the years ended June 27, 2025, June 28, 2024 and June 30, 2023, respectively.
Executive incentive plan and employee performance bonuses
For the years ended June 27, 2025 and June 28, 2024, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and non-U.S. GAAP operating margin or gross margin targets. During the years ended June 27, 2025, June 28, 2024 and June 30, 2023, discretionary merit-based bonus awards were also available to Fabrinet’s non-executive employees.
Bonus distributions to employees were $14.5 million, $13.5 million and $13.0 million for the years ended June 27, 2025, June 28, 2024 and June 30, 2023, respectively.

16.    Shareholders’ equity

Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the year ended June 27, 2025, Fabrinet issued 144,690 ordinary shares upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
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
During the year ended June 27, 2025, the Company repurchased 561,858 shares under the program at an average price per share (excluding other direct costs) of $223.76, totaling $125.7 million. As of June 27, 2025, the Company had a remaining authorization to repurchase up to $174.3 million of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.
17.    Accumulated other comprehensive income (loss) (“AOCI”)
The changes in AOCI for the years ended June 27, 2025 and June 28, 2024 were as follows:

(in thousands)	Unrealized Gains (Losses) on Available-for-sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Retirement benefit plan - Prior service cost	Foreign Currency Translation Adjustment	Total
Balance as of June 30, 2023	$(3,279)	$(3,541)	$(330)	$(965)	$(8,115)
Other comprehensive income (loss) before reclassification	2,099	2,792	—	(17)	4,874
Amounts reclassified from AOCI	1	(403)	330	—	(72)
Tax effects	—	172	—	—	172
Other comprehensive income (loss)	2,100	2,561	330	(17)	4,974
Balance as of June 28, 2024	(1,179)	(980)	—	(982)	(3,141)
Other comprehensive income (loss) before reclassification	9,893	5,075	—	1,228	16,196
Amounts reclassified from AOCI	—	(2,364)	—	—	(2,364)
Tax effects	—	(397)	—	—	(397)
Other comprehensive income (loss)	9,893	2,314	—	1,228	13,435
Balance as of June 27, 2025	$8,714	$1,334	$—	$246	$10,294

The following table presents the pre-tax amounts reclassified from AOCI into the consolidated statements of operations and comprehensive income for the years ended June 27, 2025 and June 28, 2024, respectively.

(in thousands)		Years Ended
AOCI components	Financial statements line item	June 27, 2025	June 28, 2024
Unrealized gains (losses) on available-for-sale securities	Interest income	$—	$1
Unrealized gains (losses) on derivative instruments	Cost of revenues	(1,588)	8,563
Unrealized gains (losses) on derivative instruments	Selling, general and administrative expenses	(122)	357
Unrealized gains (losses) on derivative instruments	Foreign exchange gain (loss), net	(654)	(9,103)
Unrealized gains (losses) on derivative instruments	Interest expense	—	(220)
Retirement benefit plan – Prior service cost	Selling, general and administrative expenses	—	330
Total amounts reclassified from AOCI		$(2,364)	$(72)
18.    Commitments and contingencies
Bank guarantees
As of June 27, 2025 and June 28, 2024, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses totaling $2.3 million and $2.0 million, respectively, or Thai Baht 75.7 million and Thai Baht 73.2 million, respectively. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in Israel to support the subsidiary's operations related to the Israeli Customs department.
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
As of June 27, 2025, the Company had purchase obligations and other commitments to third parties of $1,409.6 million.
Capital expenditure
In February 2025, the Company entered into a construction contract with a local contractor for construction of a new manufacturing building at the Company's Chonburi campus. The contract price is approximately $132.5 million (Thai baht 4.45 billion).
As of June 27, 2025, the Company had total capital expenditure commitments to third parties of $201.3 million.
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
As of June 27, 2025, there was no amount outstanding under the 2023 Credit Facility Agreement.
Under the 2023 Credit Facility Agreement, the Borrowers are required to maintain a debt-to-equity ratio of less than or equal to 1.5 times for Fabrinet Thailand and 1.0 times for the Parent Company.
As of June 27, 2025, the Borrowers were in compliance with all of their financial covenants under the 2023 Credit Facility Agreement.
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
19.    Restructuring and other related costs
In January 2025, the Company implemented a restructuring initiative aimed at enhancing operational effectiveness and streamlining activities within its subsidiary located in Thailand. As a result of the restructuring, the Company incurred total charges of $1.4 million, which were primarily related to employee severance and other termination benefits. These severance-related charges reflect the costs associated with workforce reductions across various functions within the Thailand operations.
The restructuring charges have been recognized in the consolidated statements of operations within "Restructuring and other related costs" for the year ended June 27, 2025. The Company recognizes severance-related charges depending on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. The Company recognizes the charges once the benefits have been communicated to employees.
As of June 27, 2025, there was no restructuring liability balance.

20.    Business segments and geographic information
The Company manages its business activities on a consolidated basis and operates as a single operating segment. The Company’s chief operating decision maker (“CODM”) is Fabrinet’s Chief Executive Officer.
The CODM utilizes GAAP and non-GAAP measures of profit and loss to evaluate the Company’s financial performance, allocate resources, make key operating decisions, and compare actual results to forecasts. Further, the CODM reviews and utilizes functional expenses (cost of revenue, and selling, general and administrative expenses) at the consolidated level to manage the Company’s operations. Other items included in GAAP and non-GAAP net income are interest income, other income (expense), net and income tax expense, which are reflected in the consolidated statements of operations and comprehensive income. The measure of segment assets is reported on the consolidated balance sheets as total assets, although the CODM does not evaluate asset information for purposes of allocating resources or evaluating performance.
The following table provides information about the Company's revenue, significant segment expenses and other segment expenses:

	Years Ended
(in thousands of U.S. dollars, except per share data)	June 27, 2025	June 28, 2024	June 30, 2023
Revenues	$3,419,327	$2,882,967	$2,645,237
Cost of revenues	(3,005,978)	(2,526,849)	(2,308,964)
Gross profit	413,349	356,118	336,273
Selling, general and administrative expenses	(87,466)	(78,481)	(77,673)
Restructuring and other related costs	(1,436)	(32)	(6,896)
Operating income	324,447	277,605	251,704
Interest income	40,162	33,204	11,234
Interest expense	—	(124)	(1,472)
Foreign exchange gain (loss), net	(9,251)	382	(1,211)
Other income (expense), net	(178)	287	(159)
Income before income taxes	355,180	311,354	260,096
Income tax expense	(22,653)	(15,173)	(12,183)
Net income	332,527	296,181	247,913

For the Company’s revenues by geographic region, see “Revenue by Geographic Area and End Market” in Note 3.
The following table presents long-lived assets by the country in which they are based:

	Years Ended
(in thousands)	June 27, 2025	June 28, 2024	June 30, 2023
Long-Lived Assets:
Thailand	$338,127	$261,378	$264,452
U.S.	30,374	31,383	25,914
China	14,378	16,618	17,646
Israel	2,727	2,269	3,254
Others	802	928	718
Total	386,408	312,576	311,984

Significant customers
Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Years Ended
	June 27, 2025	June 28, 2024	June 30, 2023
NVIDIA Corporation	27.6%	35.1%	12.5%
Cisco Systems, Inc.	18.2%	13.4%	15.6%
Lumentum Operations LLC	*	*	15.4%
Infinera Corporation	*	*	12.4%
*    Represents less than 10% of total revenues.
Accounts receivable from individual customers representing 10% or more of accounts receivable as of June 27, 2025 and June 28, 2024, respectively, were as follows:

	As of June 27, 2025	As of June 28, 2024
NVIDIA Corporation	25.5%	22.7%
Cisco Systems, Inc.	13.7%	12.4%
Nokia Corporation (1)	12.0%	19.3%
*    Represents less than 10% of total accounts receivable.
(1)    Includes Infinera Corporation as of June 27, 2025.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of June 27, 2025. In making this assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of the end of fiscal year 2025, based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO. The effectiveness of our internal control over financial reporting as of June 27, 2025 has been audited by PricewaterhouseCoopers ABAS Ltd., an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 27, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2025 annual general meeting of shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “2025 Proxy Statement”).
ITEM 11.EXECUTIVE COMPENSATION.
Information responsive to this item is incorporated herein by reference to our 2025 Proxy Statement.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information responsive to this item is incorporated herein by reference to our 2025 Proxy Statement.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information responsive to this item is incorporated herein by reference to our 2025 Proxy Statement.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information responsive to this item is incorporated herein by reference to our 2025 Proxy Statement.

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
(b)Exhibits:
EXHIBIT INDEX

				Incorporated by reference herein

Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.

3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	3.1	May 3, 2010	333-163258

4.1	Specimen Ordinary Share Certificate	S-1/A	4.1	June 14, 2010	333-163258

4.2	Description of Fabrinet’s Securities	10-K	4.2	August 20, 2019	001-34775

4.3*	Warrant to Purchase Ordinary Shares of Fabrinet, dated March 12, 2025, issued to Amazon.com NV Investment Holdings LLC	8-K	4.1	March 13, 2025	001-34775

10.1.1+	2017 Inducement Equity Incentive Plan	S-8	99.1.1	November 8, 2017	333-221423

10.1.2+	2017 Inducement Equity Incentive Plan – Form of Restricted Share Unit Agreement	S-8	99.1.2	November 8, 2017	333-221423

10.1.3+	2017 Inducement Equity Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	S-8	99.1.3	November 8, 2017	333-221423

10.2.1+	2020 Equity Incentive Plan	S-8	99.1	December 12, 2019	333-235462

10.2.2+	2020 Equity Incentive Plan – Form of Restricted Share Unit Agreement	S-8	99.2	December 12, 2019	333-235462

10.2.3+	2020 Equity Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	S-8	99.3	December 12, 2019	333-235462

10.3+	Offer letter, dated September 20, 2017, by and between Seamus Grady and Fabrinet	8-K	10.1	September 25, 2017	001-34755

10.4+	Change in Control and Severance Agreement, dated February 26, 2019, as amended effective August 10, 2022, by and between Seamus Grady and Fabrinet	10-Q	10.1	November 8, 2022	001-34755

				Incorporated by reference herein

Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.
10.5+	Amended and restated offer letter, dated December 19, 2024, between Harpal Gill and Fabrinet USA, Inc.	8-K	10.1	December 20, 2024	001-34755

10.6+	Employment Agreement, dated July 1, 2007, by and between Dr. Harpal Gill and Fabrinet Co., Ltd.	S-1	10.5	November 7, 2007	333-147191

10.7+	Amended and restated offer letter, dated December 30, 2022, between Csaba Sverha and Fabrinet Co., Ltd.	10-Q	10.1	February 7, 2023	001-34755

10.8+	Description of Non-Employee Director Compensation Arrangements as of June 29, 2024	10-K	10.9	August 20, 2024	001-34755

10.9+	Description of Fiscal Year 2026 Executive Incentive Plan	8-K, Item 5.02	N/A	August 18, 2025	001-34755

10.10+	Description of Fiscal Year 2025 Executive Incentive Plan	8-K, Item 5.02	N/A	August 19, 2024	001-34755

10.11+	Executive Change in Control and Severance Plan and form of Participation Agreement	8-K	10.1	August 16, 2021	001-34755

10.12+	Form of Indemnification Agreement	S-1/A	10.10	January 28, 2010	333-163258

10.13	Manufacturing Agreement, dated May 29, 2005, by and between the registrant and FBN New Jersey Holdings Corp.	S-1	10.10	November 7, 2007	333-147191

10.14	Manufacturing Agreement, dated January 2, 2000, by and between the registrant and Fabrinet Co., Ltd.	S-1	10.11	November 7, 2007	333-147191

10.15	Administrative Services Agreement, dated January 2, 2000, by and between the registrant and Fabrinet USA, Inc.	S-1	10.12	November 7, 2007	333-147191

10.16	Administrative Services Agreement, dated July 3, 2008, by and between the registrant and Fabrinet Pte. Ltd.	S-1	10.14	November 20, 2009	333-163258

10.17	Credit Facility Agreement, dated as of August 20, 2019, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	8-K	10.1	September 12, 2019	001-34775

10.18	Credit Facility Agreement, dated as of March 9, 2023, by and between Fabrinet Co., Ltd., Fabrinet, and Bank of Ayudhya Public Company Limited

10.19	Amendment Agreement (No. 1), dated as of November 27, 2024, to Credit Facility Agreement, dated as of March 9, 2023, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	10-Q	10.2	February 4, 2025	001-34775

10.20.1	Term Loan Agreement, dated as of August 20, 2019, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	8-K	10.2	September 12, 2019	001-34775

Incorporated by reference herein

Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.
10.20.2	Amendment Agreement, dated as of March 9, 2023, to Term Loan Agreement, dated as of August 20, 2019, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	10-Q	10.1	May 9, 2023	001-34775

10.21*	Transaction Agreement, dated March 12, 2025, by and between Fabrinet and Amazon.com, Inc.	8-K	10.1	March 13, 2025	001-34775

21.1	List of Subsidiaries

19.1	Insider Trading Policy	10-K	19.1	August 20, 2024	001-34775

23.1	Consent of PricewaterhouseCoopers ABAS Ltd.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recovery Policy	10-K	97.1	August 20, 2024	001-34775

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________
+          Indicates management contract or compensatory plan.
*     Portions of this document have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

(c)Financial Statement Schedules: See Item 15(a)(2), above.

ITEM 16.FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 19, 2025.

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

Signature	Title	Date

/S/ SEAMUS GRADY	Chief Executive Officer (Principal Executive Officer) and Director	August 19, 2025
Seamus Grady

/S/ CSABA SVERHA	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 19, 2025
Csaba Sverha

/S/ DAVID T. MITCHELL	Chairman of the Board of Directors	August 19, 2025
David T. Mitchell

/S/ FORBES I.J. ALEXANDER	Director	August 19, 2025
Forbes I.J. Alexander

/S/ HOMA BAHRAMI	Director	August 19, 2025
Homa Bahrami

/S/ DARLENE KNIGHT	Director	August 19, 2025
Darlene Knight

/S/ THOMAS F. KELLY	Director	August 19, 2025
Thomas F. Kelly

/S/ FRANK H. LEVINSON	Director	August 19, 2025
Frank H. Levinson

/S/ ROLLANCE E. OLSON	Director	August 19, 2025
Rollance E. Olson