Form 10-Q
period 2025-09-26
Fabrinet
filed 2025-11-04
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 26, 2025
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

c/o Walkers Corporate Ltd.
190 Elgin Avenue, George Town
Grand Cayman
Cayman Islands
(Address of principal executive offices)

KY1-9008
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 24, 2025, the registrant had 35,827,210 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM 10-Q
QUARTER ENDED SEPTEMBER 26, 2025

Page No.
RISK FACTORS SUMMARY	3
PART I. FINANCIAL INFORMATION	5

Item 1. Financial Statements	5

Condensed Consolidated Balance Sheets as of September 26, 2025 and June 27, 2025 (unaudited)	5

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended September 26, 2025 and September 27, 2024 (unaudited)	6

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended September 26, 2025 and September 27, 2024 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the three months ended September 26, 2025 and September 27, 2024 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION	38

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 5. Other Information	55

Item 6. Exhibits	55

Signature	56

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	September 26, 2025	June 27, 2025
Assets
Current assets
Cash and cash equivalents	$305,001	$306,425
Short-term investments	663,771	627,819
Trade accounts receivable, net of allowance for expected credit losses of $1,299 and $1,344, respectively	706,935	758,894
Inventories	722,194	581,015
Prepaid expenses	36,548	38,476
Other current assets	124,512	116,210
Total current assets	2,558,961	2,428,839
Non-current assets
Property, plant and equipment, net	419,481	380,640
Intangibles, net	2,111	2,156
Operating right-of-use assets	5,263	5,768
Deferred tax assets	13,790	13,406
Other non-current assets	9,157	623
Total non-current assets	449,802	402,593
Total Assets	$3,008,763	$2,831,432
Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	695,552	637,417
Fixed assets payable	50,941	40,781
Operating lease liabilities, current portion	1,860	1,792
Income tax payable	10,932	7,939
Accrued payroll, bonus and related expenses	26,298	24,566
Accrued expenses	28,952	30,630
Severance liabilities, current portion	2,019	—
Other payables	88,979	66,717
Total current liabilities	905,533	809,842
Non-current liabilities
Deferred tax liability	1,710	1,595
Operating lease liability, non-current portion	3,304	3,679
Severance liabilities	30,330	31,225
Other non-current liabilities	6,718	3,279
Total non-current liabilities	42,062	39,778
Total Liabilities	947,595	849,620
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of September 26, 2025 and June 27, 2025)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,701,363 shares and 39,602,152 shares issued as of September 26, 2025 and June 27, 2025, respectively; and 35,826,315 shares and 35,728,074 shares outstanding as of September 26, 2025 and June 27, 2025, respectively)	397	396
Additional paid-in capital	224,540	237,881
Less: Treasury shares (3,875,048 shares and 3,874,078 shares as of September 26, 2025 and June 27, 2025, respectively)	(360,324)	(360,056)
Accumulated other comprehensive income (loss)	7,332	10,294
Retained earnings	2,189,223	2,093,297
Total Shareholders’ Equity	2,061,168	1,981,812
Total Liabilities and Shareholders’ Equity	$3,008,763	$2,831,432
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
(in thousands of U.S. dollars, except per share data)	September 26, 2025	September 27, 2024
Revenues	$978,128	$804,228
Cost of revenues	(861,689)	(705,202)
Gross profit	116,439	99,026
Selling, general and administrative expenses	(22,246)	(22,031)
Restructuring and other related costs	—	(57)
Operating income	94,193	76,938
Interest income	9,417	10,933
Foreign exchange gain (loss), net	(2,060)	(7,095)
Other income (expense), net	(122)	(19)
Income before income taxes	101,428	80,757
Income tax expense	(5,502)	(3,363)
Net income	95,926	77,394
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	(811)	6,818
Change in net unrealized gain (loss) on derivative instruments	(2,062)	8,533
Change in foreign currency translation adjustment	(89)	(352)
Total other comprehensive income (loss), net of tax	(2,962)	14,999
Net comprehensive income	$92,964	$92,393
Earnings per share
Basic	$2.68	$2.14
Diluted	$2.66	$2.13
Weighted-average number of ordinary shares outstanding (in thousands of shares)
Basic	35,773	36,203
Diluted	36,097	36,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended September 26, 2025

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 27, 2025	39,602,152	$396	$237,881	$(360,056)	$10,294	$2,093,297	$1,981,812
Net income	—	—	—	—	—	95,926	95,926
Other comprehensive income (loss)	—	—	—	—	(2,962)	—	(2,962)
Share-based compensation	—	—	9,071	—	—	—	9,071
Customer warrant	—	—	286	—	—	—	286
Issuance of ordinary shares	99,211	1	(1)	—	—	—	—
Repurchase of 970 shares held as treasury shares	—	—	—	(268)	—	—	(268)
Tax withholdings related to net share settlement of restricted share units	—	—	(22,697)	—	—	—	(22,697)
Balances at September 26, 2025	39,701,363	$397	$224,540	$(360,324)	$7,332	$2,189,223	$2,061,168

For the Three Months Ended September 27, 2024

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 28, 2024	39,457,462	$395	$222,044	$(234,323)	$(3,141)	$1,760,770	$1,745,745
Net income	—	—	—	—	—	77,394	77,394
Other comprehensive income (loss)	—	—	—	—	14,999	—	14,999
Share-based compensation	—	—	8,682	—	—	—	8,682
Issuance of ordinary shares	122,397	1	(1)	—	—	—	—
Tax withholdings related to net share settlement of restricted share units	—	—	(20,220)	—	—	—	(20,220)
Balances at September 27, 2024	39,579,859	$396	$210,505	$(234,323)	$11,858	$1,838,164	$1,826,600

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(in thousands of U.S. dollars)	September 26, 2025	September 27, 2024
Cash flows from operating activities
Net income for the period	$95,926	$77,394
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,860	12,752
(Gain) loss on disposal of property, plant and equipment and intangibles	(6)	10
Amortization of discount (premium) of short-term investments	(1,222)	(1,087)
Inventory obsolescence impairment	2,290	—
(Reversal of) allowance for expected credit losses	(45)	325
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	461	6,204
Share-based compensation	9,071	8,682
Customer warrant	286	—
Deferred income tax expense (benefit)	(106)	(2,721)
Other non-cash expenses	66	9
Changes in operating assets and liabilities
Trade accounts receivable	51,821	(69,396)
Inventories	(143,469)	22,801
Other current assets and non-current assets	(13,579)	1,205
Trade accounts payable	59,508	(17,412)
Income tax payable	2,993	467
Accrued expenses	(2,539)	21,902
Other payables	23,284	18,236
Severance liabilities	826	639
Other current liabilities and non-current liabilities	2,142	3,172
Net cash provided by operating activities	102,568	83,182
Cash flows from investing activities
Purchase of short-term investments	(110,329)	(95,572)
Proceeds from maturities of short-term investments	74,789	43,914
Purchase of property, plant and equipment	(45,266)	(20,250)
Purchase of intangibles	(169)	(122)
Proceeds from disposal of property, plant and equipment	15	36
Net cash used in investing activities	(80,960)	(71,994)
Cash flows from financing activities
Repurchase of ordinary shares	(268)	—
Withholding tax related to net share settlement of restricted share units	(22,697)	(20,220)
Net cash used in financing activities	(22,965)	(20,220)
Net increase (decrease) in cash and cash equivalents	$(1,357)	$(9,032)
Movement in cash and cash equivalents
Cash and cash equivalents at the beginning of period	$306,425	$409,973
Increase (decrease) in cash and cash equivalents	(1,357)	(9,032)
Effect of exchange rate on cash and cash equivalents	(67)	(257)
Cash and cash equivalents at the end of period	$305,001	$400,684
Non-cash investing and financing activities
Construction, software and equipment-related payables	$50,941	$10,166

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
2.    Accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of September 26, 2025 and for the three months ended September 26, 2025 and September 27, 2024 include normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or "GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 27, 2025.
The balance sheet as of June 27, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three months ended September 26, 2025 may not be indicative of results for the year ending June 26, 2026 or any future periods.
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

Fiscal years
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended September 26, 2025 and September 27, 2024 consisted of 13 weeks. Fiscal year 2026 will comprise 52 weeks and will end on June 26, 2026.
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
In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses for Account Receivable and Contract Assets,” which requires the Company to consider available information that is relevant to assessing the collectibility of cash flows when developing an estimate of expected credit losses. The historical credit loss experience of financial assets with similar risk characteristics generally provides a basis for the Company's assessment of expected credit losses. However, the Company is required to consider adjustments to that information to reflect the extent to which management expects current conditions and reasonable and supportable forecasts to differ from the conditions that existed for the period over which historical information was evaluated. Those adjustments may be qualitative in nature and should reflect current conditions and forecasted changes related to relevant data (such as changes in unemployment rates, property values, commodity values, delinquency, or other factors that are associated with credit losses on the financial asset or in the group of financial assets). In addition, under current guidance, an entity would not consider collection activity after the balance sheet date when developing its estimate of expected credit losses. This ASU is effective for all entities for fiscal years beginning after December 15, 2025, and interim reporting periods within those fiscal year reporting periods, with early adoption permitted. The Company will adopt this guidance for its annual reporting period beginning June 27, 2026, and interim reporting periods within that annual reporting period, and does not expect the adoption to have a material impact on its consolidated financial statements.
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software,” which requires the Company to remove all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future. This ASU is effective for all entities for fiscal years beginning after December 15, 2027, and interim reporting periods within those fiscal year reporting periods, with early adoption permitted. The Company will adopt this guidance for its annual reporting period beginning July 1, 2028, and interim reporting periods within that annual reporting period, and does not expect the adoption to have a material impact on its consolidated financial statements.

3.    Revenues from contracts with customers
Revenue by Geographic Area, End Market and Product Category
Revenues are attributed to a particular geographic area based on the bill-to-location of the Company’s customers. The Company operates in three geographic regions: North America; Asia-Pacific and others; and Europe.
The following table presents total revenues by geographic region:

(in thousands, except percentages)	Three Months Ended September 26, 2025	As a % of Total Revenues	Three Months Ended September 27, 2024	As a % of Total Revenues
North America
U.S.	$419,825		$307,820
Others (1)	2,192		1,658
Total revenue in North America	422,017	43.1%	309,478	38.5%
Asia-Pacific and others
Israel	232,502		290,953
India	100,569		76,830
Hong Kong	36,523		18,547
Malaysia	22,763		7,498
Thailand	20,021		11,121
Singapore	19,720		10,763
China	18,121		11,872
Japan	10,581		8,579
Others	1,134		475
Total revenue in Asia-Pacific and others	461,934	47.2%	436,638	54.3%
Europe
U.K.	52,928		32,450
Finland	12,525		294
Germany	11,718		9,344
Others	17,006		16,024
Total revenue in Europe	$94,177	9.7%	$58,112	7.2%
Total revenue	$978,128	100.0%	$804,228	100.0%
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each period presented is $0.

The following table presents revenues by end market and product category:

(in thousands, except percentages)	Three Months Ended September 26, 2025	As a % of Total Revenues	Three Months Ended September 27, 2024	As a % of Total Revenues
Optical communications
Telecom	$335,720		$225,627
Datacom	273,096		328,881
Datacenter interconnect (1)	138,080		71,807
Total revenue - Optical communications	$746,896	76.4%	$626,315	77.9%
Non-optical communications
Automotive	$121,948		$102,741
Industrial laser	39,679		35,326
High-performance computing (2)	15,403		—
Others	54,202		39,846
Total revenue - Non-optical communications	$231,232	23.6%	$177,913	22.1%
Total revenue	$978,128	100.0%	$804,228	100.0%
(1)Datacenter interconnect (DCI) modules are opto-electronic modules used to connect two or more geographically separated data centers.
(2)High-performance computing (HPC) products are massively parallel computing systems built from interconnected high-performance processors, accelerators, high-speed memory, and low-latency networking to solve complex, compute-intensive problems.
Contract Assets and Liabilities
A contract asset is recognized when the Company has recognized revenues, but has not yet issued an invoice to its customer for payment. Contract assets are recognized in the unaudited condensed consolidated balance sheets under other current assets and transferred to accounts receivable when rights to payment become unconditional.
As of September 26, 2025 and June 27, 2025, the Company's contract assets were de minimis.
A contract liability is recognized when the Company has advance payment arrangements with customers. Contract liabilities are recognized in the unaudited condensed consolidated balance sheets under other payables. The contract liabilities balance is normally recognized as revenue within six months.
The following tables summarize the activity in the Company’s contract liabilities during the three months ended September 26, 2025:

(in thousands)	Contract Liabilities
Beginning balance, June 27, 2025	$14,467
Advance payments received during the period	4,074
Revenue recognized	(8,765)
Ending balance, September 26, 2025	$9,776
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

For the three months ended September 26, 2025, the Company recognized $0.3 million as a reduction to revenue on the unaudited condensed consolidated statements of operations.
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
Earnings per ordinary share was calculated as follows:

	Three Months Ended
(in thousands, except per share data)	September 26, 2025	September 27, 2024
Net income attributable to shareholders	$95,926	$77,394
Weighted-average number of ordinary shares outstanding	35,773	36,203
Incremental shares arising from the assumed vesting of restricted share units and performance share units	185	205
Incremental shares arising from the assumed vesting of customer warrant	139	—
Weighted-average number of ordinary shares for diluted earnings per ordinary share	36,097	36,408
Basic earnings per ordinary share	$2.68	$2.14
Diluted earnings per ordinary share	$2.66	$2.13
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (1)	3	—
(1)These performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.
5.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments are as follows:

			Fair Value
(in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Short-term Investments	Other Investments
As of September 26, 2025
Cash	$302,154	$—	$302,154	$—	$—
Cash equivalents	2,847	—	2,847	—	—
Certificates of deposit and time deposits	136,496	3	—	136,499	—
Corporate debt securities	224,817	6,992	—	231,809	—
U.S. agency and U.S. treasury securities	294,551	912	—	295,463	—
Total	$960,865	$7,907	$305,001	$663,771	$—
As of June 27, 2025
Cash	$295,242	$—	$295,242	$—	$—
Cash equivalents	11,183	—	11,183	—	—
Certificates of deposit and time deposits	144,730	1,022	—	145,752	—
Corporate debt securities	183,076	6,897	—	189,973	—
U.S. agency and U.S. treasury securities	291,295	799	—	292,094	—
Total	$925,526	$8,718	$306,425	$627,819	$—
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
The following table summarizes the cost and estimated fair value of debt securities classified as available-for-sale securities based on stated effective maturities as of September 26, 2025 and June 27, 2025:

	September 26, 2025		June 27, 2025
(in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$116,496	$116,499	$128,958	$129,977
Due between one to five years	539,368	547,272	490,143	497,842
Total	$655,864	$663,771	$619,101	$627,819

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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of September 26, 2025
Assets
Cash equivalents	$—	$2,847		$—	$2,847
Certificates of deposit and time deposits	—	136,499		—	136,499
Corporate debt securities	—	231,809		—	231,809
U.S. agency and U.S. treasury securities	—	295,463		—	295,463
Derivative assets – current portion	—	1,044	(1)	—	1,044
Total	$—	$667,662		$—	$667,662
Liabilities
Derivative liabilities – current portion	$—	$(1,001)	(2)	$—	$(1,001)
Total	$—	$(1,001)		$—	$(1,001)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 27, 2025
Assets
Cash equivalents	$—	$11,183		$—	$11,183
Certificates of deposit and time deposits	—	145,752		—	145,752
Corporate debt securities	—	189,973		—	189,973
U.S. agency and U.S. treasury securities	—	292,094		—	292,094
Derivative assets – current portion	—	2,961	(3)	—	2,961
Total	$—	$641,963		$—	$641,963
Liabilities
Derivative liabilities – current portion	$—	$(105)	(4)	$—	$(105)
Total	$—	$(105)		$—	$(105)
(1)Foreign currency forward contracts with an aggregate notional amount of $110.0 million.
(2)Foreign currency forward contracts with an aggregate notional amount of $86.0 million and 0.5 million Canadian dollars.
(3)Foreign currency forward contracts with an aggregate notional amount of $130.0 million and 0.5 million Canadian dollars.
(4)Foreign currency forward contracts with an aggregate notional amount of $35.0 million.
Derivative Financial Instruments
The Company utilizes derivative financial instruments to hedge foreign exchange risk associated with certain foreign currency denominated assets and liabilities and other foreign currency transactions.
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

As of September 26, 2025, the Company had 196 outstanding U.S. dollar foreign currency forward contracts against Thai baht, with an aggregate notional amount of $196.0 million and maturity dates ranging from October 2025 through April 2026 and one outstanding Canadian dollar foreign currency forward contract with a notional amount of 0.5 million Canadian dollars and a maturity date in December 2025.
As of June 27, 2025, the Company had 165 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $165.0 million and maturity dates ranging from July 2025 through December 2025, and one foreign currency contract with a notional amount of 0.5 million Canadian dollars and a maturity date in September 2025.
As of September 26, 2025, the hedging relationship over foreign currency forward contracts designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of September 26, 2025, the amount in accumulated other comprehensive income (“AOCI”) expected to be reclassified into earnings within 12 months was a loss of $0.6 million.
As of June 27, 2025, the hedging relationship over foreign currency forward contracts designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. As of June 27, 2025, the amount in AOCI expected to be reclassified into earnings within 12 months as gain was $1.5 million.
During the three months ended September 26, 2025 and September 27, 2024, the Company included an unrealized loss of $1.3 million and unrealized gain of $4.1 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended
(in thousands)	Financial statements line item	September 26, 2025	September 27, 2024
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income (loss)	$(2,800)	$13,246
Total derivatives gain (loss) recognized in other comprehensive income (loss)		$(2,800)	$13,246
Derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings:
Foreign currency forward contracts	Cost of revenues	$(1,251)	$1,419
Foreign currency forward contracts	SG&A	(95)	106
Foreign currency forward contracts	Foreign exchange gain (loss), net	2,008	(5,909)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings		$662	$(4,384)
Change in net unrealized gain (loss) on derivatives instruments		$(2,138)	$8,862

Fair Value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	September 26, 2025		June 27, 2025
(in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$655	$(39)	$1,303	$(12)
Derivatives designated as hedging instruments
Foreign currency forward contracts	389	(962)	1,658	(93)
Derivatives, gross balances	$1,044	$(1,001)	$2,961	$(105)
The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other non-current assets
Fair Value of Derivative Liabilities	Accrued expenses
7.    Inventories

(in thousands)	As of September 26, 2025	As of June 27, 2025
Raw materials	$191,984	$145,128
Work in progress	417,349	377,736
Finished goods	78,691	33,016
Goods in transit	34,170	25,135
Total inventories	$722,194	$581,015

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
Operating leases
As of September 26, 2025, the maturities of the Company’s operating lease liabilities, by fiscal year, were as follows:

(in thousands)
2026 (remaining nine months)	$1,623
2027	1,351
2028	880
2029	806
2030	441
Thereafter	978
Total undiscounted lease payments	6,079
Less imputed interest	(915)
Total present value of lease liabilities	$5,164	(1)
(1)    Includes current portion of operating lease liabilities of $1.9 million.

Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term.
Rental expense for long-term leases for the three months ended September 26, 2025 and September 27, 2024 was $0.5 million for both periods.
Rental expense for short-term leases for the three months ended September 26, 2025 and September 27, 2024 was de minimis.
The following summarizes additional information related to the Company’s operating leases:

	As of September 26, 2025	As of June 27, 2025
Weighted-average remaining lease term (in years)	5.0	5.5
Weighted-average discount rate	6.5%	6.6%
The following table presents supplemental disclosure for the unaudited condensed consolidated statements of cash flows related to operating leases for the three months ended September 26, 2025 and September 27, 2024:

	Three Months Ended
(in thousands)	September 26, 2025	September 27, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$607	$745
ROU assets obtained in exchange for lease liabilities	$107	$159
9.    Intangibles
The following tables present details of the Company’s intangibles:

(in thousands)	As of September 26, 2025	As of June 27, 2025
Software
Gross carrying amount	$12,343	$12,159
Accumulated amortization	(10,232)	(10,003)
Net	$2,111	$2,156
The Company recorded amortization expense relating to intangibles of $0.2 million and $0.3 million for the three months ended September 26, 2025 and September 27, 2024, respectively.

The weighted-average remaining life of software was:

(years)	As of September 26, 2025	As of June 27, 2025
Software	3.4	3.6
Based on the carrying amount of intangibles as of September 26, 2025, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(in thousands)
2026 (remaining nine months)	$620
2027	635
2028	459
2029	262
2030	130
Thereafter	5
Total	$2,111

10.    Income taxes
As of September 26, 2025 and June 27, 2025, the liability for uncertain tax positions including accrued interest and penalties was $2.6 million and $2.2 million, respectively.
The Company files income tax returns in the United States and foreign tax jurisdictions. The tax years from 2018 to 2024 remain open to examination by U.S. federal and state, and foreign tax authorities. The Company is currently under examination by the U.S. Internal Revenue Service for fiscal year 2022 and the IRS completed the examination of the US subsidiaries for fiscal year 2022 and fiscal year 2023 in the fiscal year 2025. The Company’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of each entity in the Company, adjusted for discrete items arising in that quarter. If the Company’s estimated annual effective tax rate changes, the Company makes a cumulative adjustment in that quarter.
The effective tax rate for the Company for the three months ended September 26, 2025 and September 27, 2024 was 5.4% and 4.2%, respectively, of net income. The increase was due to higher income subject to tax.
11.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three months ended September 26, 2025 and September 27, 2024 was as follows:

	Three Months Ended
(in thousands)	September 26, 2025	September 27, 2024
Share-based compensation expense by type of award:
Restricted share units	$6,368	$5,713
Performance share units	2,703	2,969
Total share-based compensation expense	9,071	8,682
Tax effect on share-based compensation expense	—	—
Net effect on share-based compensation expense	$9,071	$8,682
Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended
(in thousands)	September 26, 2025	September 27, 2024
Cost of revenue	$3,519	$2,898
Selling, general and administrative expense	5,552	5,784
Total share-based compensation expense	$9,071	$8,682
The Company did not capitalize any share-based compensation expense as part of any asset costs during the three months ended September 26, 2025 and September 27, 2024.
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
The 2020 Plan and 2017 Inducement Plan are collectively referred to as the “Equity Incentive Plans.”
The following table summarizes the number of equity awards outstanding and ordinary shares available for grant under each of the Equity Incentive Plans as of September 26, 2025:

(share units)	Restricted Share Units outstanding	Performance Share Units outstanding	Ordinary Shares available for future grant
2020 Plan	232,190	92,843	1,467,256
2017 Inducement Plan	—	—	111,347
Total	232,190	92,843	1,578,603
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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 27, 2025	263,014	$187.00
Granted	67,584	$277.04
Vested	(94,607)	$162.08
Forfeited	(3,801)	$212.71
Balance as of September 26, 2025	232,190	$223.81

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2024	306,660	$129.01
Granted	92,048	$261.84
Vested	(113,262)	$112.98
Forfeited	(4,693)	$138.88
Balance as of September 27, 2024	280,753	$178.86

The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 27, 2025	120,916	$198.90
Granted	48,806	$277.04
Vested	(73,936)	$158.91
Forfeited	(2,943)	$261.84
Balance as of September 26, 2025	92,843	$269.83

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2024	171,078	$135.31
Granted	46,980	$261.84
Vested	(97,142)	117.35
Forfeited	—	$—
Balance as of September 27, 2024	120,916	$198.90
As of September 26, 2025, there was $28.6 million and $17.2 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.9 and 1.6 years, respectively.
For the three months ended September 26, 2025 and September 27, 2024, the Company withheld an aggregate of 69,332 shares and 88,007 shares, respectively, upon the vesting of restricted share units and performance shares units, based upon the closing share price on the vesting date to settle employee tax withholding obligations. For the three months ended September 26, 2025 and September 27, 2024, the Company then remitted cash of $22.7 million and $20.2 million, respectively, to the appropriate taxing authorities and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.
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
As of September 26, 2025 and June 27, 2025, 42,012 and 38,192 Warrant Shares, respectively, were vested and remained unexercised.

12.    Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three months ended September 26, 2025, Fabrinet issued 99,211 ordinary shares upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
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
During the three months ended September 26, 2025, 970 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $276.22, for an aggregate purchase price of $0.3 million. As of September 26, 2025, the Company had a remaining authorization to repurchase up to $174.0 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.
13.    Accumulated other comprehensive income (loss)
The changes in AOCI for the three months ended September 26, 2025 and September 27, 2024 were as follows:

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Total
Balance as of June 27, 2025	$8,714	$1,334	$246	$10,294
Other comprehensive income (loss) before reclassification	(811)	(2,800)	(89)	(3,700)
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	—	662	—	662
Tax effects	—	76	—	76
Other comprehensive income (loss)	$(811)	$(2,062)	$(89)	$(2,962)
Balance as of September 26, 2025	$7,903	$(728)	$157	$7,332

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Total
Balance as of June 28, 2024	$(1,179)	$(980)	$(982)	$(3,141)
Other comprehensive income (loss) before reclassification	6,818	13,246	(352)	19,712
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	—	(4,384)	—	(4,384)
Tax effects	—	(329)	—	(329)
Other comprehensive income (loss)	$6,818	$8,533	$(352)	$14,999
Balance as of September 27, 2024	$5,639	$7,553	$(1,334)	$11,858

14.    Commitments and contingencies
Bank guarantees
As of September 26, 2025 and June 27, 2025, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses totaling $2.4 million and $2.3 million, respectively, or Thai baht 77.3 million and 75.7 million, respectively. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in Israel to support the subsidiary's operations related to the Israeli Customs department.
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
As of September 26, 2025, the Company had purchase obligations and other commitments to third parties of $1.54 billion.
Capital expenditures
In February 2025, the Company entered into a construction contract with a local contractor for construction of a new manufacturing building at the Company's Chonburi campus. The contract price is approximately $132.5 million (Thai baht
4.45 billion).
As of September 26, 2025, the Company had total capital expenditure commitments to third parties of $196.0 million.
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
As of September 26, 2025, there was no amount outstanding under the 2023 Credit Facility Agreement.
Under the 2023 Credit Facility Agreement, the Borrowers are required to maintain a debt-to-equity ratio of less than or equal to 1.5 times for Fabrinet Thailand and 1.0 times for the Parent Company.
As of September 26, 2025, the Borrowers were in compliance with all of their financial covenants under the 2023 Credit Facility Agreement.
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
As of September 26, 2025, there was no restructuring liability balance.
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
The following table provides information about the Company's revenue, significant segment expenses and other segment expenses:

	Three Months Ended
(in thousands of U.S. dollars, except per share data)	September 26, 2025	September 27, 2024
Revenues	$978,128	$804,228
Cost of revenues	(861,689)	(705,202)
Gross profit	116,439	99,026
Selling, general and administrative expenses	(22,246)	(22,031)
Restructuring and other related costs	—	(57)
Operating income	94,193	76,938
Interest income	9,417	10,933
Foreign exchange gain (loss), net	(2,060)	(7,095)
Other income (expense), net	(122)	(19)
Income before income taxes	101,428	80,757
Income tax expense	(5,502)	(3,363)
Net income	$95,926	$77,394
For the Company’s revenues by geographic region, see “Revenue by Geographic Area, End Market and Product Category” in Note 3.

The following table presents long-lived assets by the country in which they are based:

(in thousands)	September 26, 2025	June 27, 2025
Long-Lived Assets:
Thailand	$376,458	$338,127
U.S.	31,218	30,374
China	13,862	14,378
Israel	2,520	2,727
Others	686	802
Total	$424,744	$386,408
Significant customers
The Company had three customers that each contributed to 10% or more of the Company's total trade accounts receivable as of September 26, 2025 and June 27, 2025 for both periods.
During the three months ended September 26, 2025 and September 27, 2024, the Company had three customers and two customers, respectively, that each contributed 10% or more of the Company's revenues. Such customers together accounted for 51.5% and 52.6% of the Company revenues during the respective periods.

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
•our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2026 will be in line with the portion of revenues attributable to such customers during the three months ended September 26, 2025;
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
The percentage of our revenues generated from a bill-to location outside of North America decreased from 61.5% in the three months ended September 27, 2024 to 56.9% in the three months ended September 26, 2025, primarily because of an increase in revenue from customers in the United States.
Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2026 will be in line with the portion of revenues attributable to such customers during the three months ended September 26, 2025.

The following table presents percentages of total revenues by geographic region:

	Three Months Ended
	September 26, 2025	September 27, 2024
North America	43.1%	38.5%
Asia-Pacific and others	47.2	54.3
Europe	9.7	7.2
	100.0%	100.0%
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
A second significant element of our cost of revenues is employee costs, including indirect employee costs related to design, configuration and optimization of manufacturing processes for our customers, quality testing, materials testing and other engineering services, and direct costs related to our manufacturing employees. Direct employee costs include employee salaries, insurance and benefits, merit-based bonuses, recruitment, training and retention. Historically, our employee costs have increased primarily due to increases in the number of employees necessary to support our growth and, to a lesser extent, costs to recruit, train and retain employees. Our cost of revenues is significantly impacted by salary levels in Thailand and the PRC, the fluctuation of the Thai baht and Chinese Renminbi ("RMB") against our functional currency, the U.S. dollar, and our ability to retain our employees. We expect our employee costs to increase as wages continue to increase in Thailand and the PRC. Wage increases may impact our ability to sustain our competitive advantage and may reduce our profit margin. We seek to mitigate these cost increases through improvements in employee productivity, employee retention and asset utilization.
Our infrastructure costs are comprised of depreciation, utilities, facilities management and overhead costs. Most of our facility leases are long-term agreements. Our depreciation costs include buildings and fixed assets, primarily at our Pinehurst and Chonburi campuses in Thailand, and capital equipment located at each of our manufacturing locations.
Selling, General and Administrative Expenses
Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2026, we expect our SG&A expenses will increase compared with our fiscal year 2025 SG&A expenses, mainly due to an increase in information technology related expenses and employee costs.

The compensation committee of our board of directors approved a fiscal year 2026 executive incentive plan with quantitative objectives based solely on achieving certain revenue targets and non-GAAP operating margin targets for fiscal year 2026. Bonuses under the fiscal year 2025 executive incentive plan are payable after the end of fiscal year 2025. In fiscal year 2025, the compensation committee approved a fiscal year 2025 executive incentive plan with quantitative objectives that were based solely on achieving certain revenue targets and non-GAAP operating margin targets for fiscal year 2025.
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
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of September 26, 2025			As of June 27, 2025
(in thousands, except percentages)	Foreign Currency	$	%	Foreign Currency	$	%
Assets
Thai baht	917,187	28,458	68.9%	1,812,680	55,689	86.3%
RMB	72,798	10,231	24.8	43,637	6,092	9.4
GBP	1,939	2,590	6.3	2,031	2,790	4.3
Total		$41,279	100.0%		$64,571	100.0%
Liabilities
Thai baht	4,673,985	145,020	91.5%	4,434,661	136,242	91.5%
RMB	94,477	13,278	8.4	89,583	12,507	8.4
GBP	81	109	0.1	106	146	0.1
Total		$158,407	100.0%		$148,895	100.0%
The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued employee benefits and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of September 26, 2025, there was $196.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 27, 2025, there was $165.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable, other receivables, and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued payroll, bonus and related expenses, and other payables. As of September 26, 2025 and June 27, 2025, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable, accrued expenses, and other payables. As of September 26, 2025 and June 27, 2025, we did not have any derivative contracts denominated in GBP.

For the three months ended September 26, 2025 and September 27, 2024, we recorded an unrealized loss of $1.3 million and unrealized gain of $4.1 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
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
As of September 26, 2025, the corporate income tax rates for our subsidiaries in the PRC, the U.S., the U.K. and Israel are 25%, 21%, 25% and 23%, respectively.
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
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 27, 2025. The adoption of new accounting policies and accounting standards are disclosed in Note 2 to the unaudited condensed consolidated financial statements. There were no changes to our accounting policies.

Results of Operations
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

(in thousands)	Three Months Ended
	September 26, 2025	September 27, 2024
Revenues	$978,128	$804,228
Cost of revenues	(861,689)	(705,202)
Gross profit	116,439	99,026
Selling, general and administrative expenses	(22,246)	(22,031)
Restructuring and other related costs	—	(57)
Operating income	94,193	76,938
Interest income	9,417	10,933
Foreign exchange gain (loss), net	(2,060)	(7,095)
Other income (expense), net	(122)	(19)
Income before income taxes	101,428	80,757
Income tax expense	(5,502)	(3,363)
Net income	95,926	77,394
Other comprehensive income (loss), net of tax	(2,962)	14,999
Net comprehensive income	$92,964	$92,393
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of revenues for the periods indicated.

	Three Months Ended
	September 26, 2025	September 27, 2024
Revenues	100.0%	100.0%
Cost of revenues	(88.1)	(87.7)
Gross profit	11.9	12.3
Selling, general and administrative expenses	(2.3)	(2.7)
Restructuring and other related costs	—	(0.0)
Operating income	9.6	9.6
Interest income	1.0	1.3
Foreign exchange gain (loss), net	(0.2)	(0.9)
Other income (expense), net	(0.0)	(0.0)
Income before income taxes	10.4	10.0
Income tax expense	(0.6)	(0.4)
Net income	9.8	9.6
Other comprehensive income (loss), net of tax	(0.3)	1.9
Net comprehensive income	9.5%	11.5%

The following table sets forth our revenues by end market and product category for the periods indicated.

(in thousands, except percentages)	Three Months Ended September 26, 2025	As a % of Total Revenues	Three Months Ended September 27, 2024	As a % of Total Revenues
Optical communications
Telecom	$335,720		$225,627
Datacom	273,096		328,881
Datacenter interconnect (1)	138,080		71,807
Total revenue - Optical communications	$746,896	76.4%	$626,315	77.9%
Non-optical communications
Automotive	$121,948		$102,741
Industrial laser	39,679		35,326
High-performance computing (2)	15,403		—
Others	54,202		39,846
Total revenue - Non-optical communications	$231,232	23.6%	$177,913	22.1%
Total revenue	$978,128	100.0%	$804,228	100.0%
(1)Datacenter interconnect (DCI) modules are opto-electronic modules used to connect two or more geographically separated data centers.
(2)High-performance computing (HPC) products are massively parallel computing systems built from interconnected high-performance processors, accelerators, high-speed memory, and low-latency networking to solve complex, compute-intensive problems.
Comparison of Three Months Ended September 26, 2025 with Three Months Ended September 27, 2024
Revenues
Our revenues increased by $173.9 million, or 21.6%, to $978.1 million for the three months ended September 26, 2025, compared with $804.2 million for the three months ended September 27, 2024. This increase was primarily due to an increase in our key customers’ demand for both optical communications products and non-optical communications products. Revenues from optical communications products, which represented $746.9 million, or 76.4%, of our revenues for the three months ended September 26, 2025, increased by $120.6 million, or 19.3%, compared to the same period in the prior fiscal year, mainly due to an increase in revenues from telecommunication products and datacenter interconnect products, and partially offset with a decrease in revenues from data communication products during the three months ended September 26, 2025. Revenues from non-optical communications products, which represented $231.2 million, or 23.6%, of our revenues for the three months ended September 26, 2025, increased by $53.3 million, or 30.0%, compared to the same period in the prior fiscal year, primarily due to growth in automotive revenue and high-performance computing.
Cost of revenues
Our cost of revenues increased by $156.5 million, or 22.2%, to $861.7 million, or 88.1% of revenues, for the three months ended September 26, 2025, compared with $705.2 million, or 87.7% of revenues, for the three months ended September 27, 2024. This increase was in line with the increase in sales volume.
Gross profit
Our gross profit increased by $17.4 million, or 17.6%, to $116.4 million, or 11.9% of revenues, for the three months ended September 26, 2025, compared with $99.0 million, or 12.3% of revenues, for the three months ended September 27, 2024. The increase was primarily due to an increase in sales volume.
SG&A expenses
Our SG&A expenses increased by $0.2 million, or 0.9%, to $22.2 million, or 2.3% of revenues, for the three months ended September 26, 2025, compared with $22.0 million, or 2.7% of revenues, for the three months ended September 27, 2024. The increase was primarily due to (1) an increase in information technology related expenses of $0.6 million, mainly from network, security system and new hardware costs, and (2) an increase in executive compensation related expenses of $0.3 million, offset by a decrease in severance expenses of $0.7 million.

Operating income
Our operating income increased by $17.3 million, or 22.5%, to $94.2 million, or 9.6% of revenues, for the three months ended September 26, 2025, compared with $76.9 million, or 9.6% of revenues, for the three months ended September 27, 2024. The increase was primarily due to an increase in revenues.
Interest income
Our interest income decreased by $1.5 million, or 13.8%, to $9.4 million, or 1.0% of revenues, for the three months ended September 26, 2025, compared with $10.9 million, or 1.3% of revenues, for the three months ended September 27, 2024. The decrease was primarily due to a decrease of weighted average interest income rate following to global interest rate trend, offset by higher average cash balance and short-term investment during the three months ended September 26, 2025 compared to same period in the prior fiscal year.
Foreign exchange gain (loss), net
We recorded foreign exchange loss, net of $2.1 million, or 0.2% of revenues, for the three months ended September 26, 2025, compared with foreign exchange loss, net of $7.1 million, or 0.9% or revenues, for the three months ended September 27, 2024. The decrease in foreign exchange loss was mainly due to (1) unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $10.8 million, and (2) unrealized gain from revaluation of currencies other than Thai baht of $1.7 million, offset by (1) unrealized loss from mark-to-market forward contracts of $5.4 million, (2) higher in realized loss from payment/receipt of $1.4 million, and (3) lower foreign exchange gain, totaling $0.7 million from our subsidiaries in the PRC and the U.K.
Income before income taxes
We recorded income before income taxes of $101.4 million for the three months ended September 26, 2025, compared with $80.8 million for the three months ended September 27, 2024.
Income tax expense
Our provision for income tax reflects effective tax rates of 5.4% and 4.2% for the three months ended September 26, 2025 and September 27, 2024, respectively. The increase was due to higher income subject to tax.
Net income
We recorded net income of $95.9 million, or 9.8% of revenues, for the three months ended September 26, 2025, compared with $77.4 million, or 9.6% of revenues, for the three months ended September 27, 2024.
Other comprehensive income (loss)
We recorded other comprehensive loss of $3.0 million, or 0.3% of revenues, for the three months ended September 26, 2025, compared with other comprehensive income of $15.0 million, or 1.9% of revenues, for the three months ended September 27, 2024. The change was mainly due to (1) unrealized loss from mark-to-market of forward contracts and interest rate swap agreements of $10.6 million, and (2) unrealized loss from mark-to-market of available-for-sale debt securities of $7.6 million, offset by lower unrealized loss from foreign currency translation adjustment of $0.2 million
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operating activities. As of September 26, 2025 and September 27, 2024, we had cash, cash equivalents, and short-term investments of $968.8 million and $908.9.0 million, respectively, and no outstanding debt.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents was 4.0% and 4.6% for the three and three months ended September 26, 2025 and September 27, 2024, respectively.
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
The following table shows our cash flows for the periods indicated:

	Three Months Ended
(in thousands)	September 26, 2025	September 27, 2024
Net cash provided by operating activities	$102,568	$83,182
Net cash used in investing activities	$(80,960)	$(71,994)
Net cash used in financing activities	$(22,965)	$(20,220)
Net increase in cash and cash equivalents	$(1,357)	$(9,032)

Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. The increase in cash provided by operating activities during the three months ended September 26, 2025 as compared to the three months ended September 27, 2024 was primarily more efficient cash-favorable working capital changes mainly from a decrease in trade receivables due to timing of collection, and an increase in inventories to support higher demand in next quarter.
Investing Activities
Investing cash flows consist primarily of investment purchases, sales, maturities, and disposals; and capital expenditures. The increase in cash used in investing activities for the three months ended September 26, 2025 as compared to cash used in investing activities for the three months ended September 27, 2024 was primarily due to (1) an increase related to the construction of a new manufacturing building at our Chonburi campus, and (2) an increase in capital expenditures to support certain customers, offset by an increase in net proceeds of investment.
Financing Activities
Financing cash flows consist primarily of repayment of long-term debt, share repurchases, and withholding tax related to net share settlement of restricted share units. The increase in cash used in financing activities for the three months ended September 26, 2025 as compared to the three months ended September 27, 2024 was due to higher withholding tax related to net share settlement of restricted share units and an increase in share repurchases.
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents and short-term investments totaling $968.8 million and $934.2 million as of September 26, 2025 and June 27, 2025, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three months ended September 26, 2025 and September 27, 2024, our interest income would have decreased by approximately $0.2 million for both periods, assuming consistent investment levels.
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. We designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded an unrealized loss of $1.3 million and unrealized gain of $4.1 million for the three months ended September 26, 2025 and September 27, 2024, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $12.8 million and $9.4 million as of September 26, 2025 and June 27, 2025, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of September 26, 2025, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of September 26, 2025 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale and held-to-maturity securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are subject to a variety of international and U.S. laws and regulations relating to the use, disposal, cleanup of and human exposure to hazardous materials. Item 103 of the SEC’s Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and the proceedings involve potential monetary sanctions unless we reasonably believe the monetary sanctions, exclusive of interest and costs, will not equal or exceed a threshold which we determine is reasonably designed to result in disclosure of any such proceeding that is material to our business or financial condition. Item 103 states that the disclosure threshold is $0.3 million, or at our election, a threshold that does not exceed the lesser of $1.0 million or one percent of our condensed consolidated current assets. As permitted by Item 103, we have elected to adopt a quantitative threshold for environmental proceedings of $1.0 million. Given the size of our operations, we believe that environmental matters under this threshold are not material to our business or financial condition.
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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our revenues. During the three months ended September 26, 2025 and September 27, 2024, we had three customers and two customers, respectively, that each contributed 10% or more of our revenues. Such customers together accounted for 51.5% and 52.6% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
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
Revenues from optical communications products represented 76.4% and 77.9% of our revenues for the three months ended September 26, 2025 and September 27, 2024, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or the economy in certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. As of September 26, 2025, the U.S. dollar had depreciated approximately 11.8% against the Thai baht since September 29, 2023. While we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC are denominated in RMB. Currently, RMB are convertible in connection with trade and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of September 26, 2025, the U.S. dollar had depreciated approximately 2.0% against the RMB since September 29, 2023. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 56.9% and 61.5% of our revenues for the three months ended September 26, 2025 and September 27, 2024, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of risks and challenges, including:
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of September 26, 2025 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 26, 2025, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of September 26, 2025, our U.S. federal and state tax returns remain open to examination for the tax years 2020 through 2023. The Company is currently under examination by the U.S. Internal Revenue Service for fiscal year 2022 and the IRS completed the examination of the US subsidiaries for fiscal year 2022 and fiscal year 2023 in fiscal year 2025. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2018 through 2024. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.
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
As part of the Organization for Economic Co-operation and Development’s (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting, over 140 countries have joined a two-pillar plan to reform international taxation rules. The first pillar is focused on the allocation of taxing rights between countries for in-scope multinational enterprises that sell goods and services into countries with little or no local physical presence and is intended to apply to multinational enterprises with global revenues above €20 billion. The second pillar is focused on developing a global minimum tax rate of at least 15% applicable to in-scope multinational enterprises and is intended to apply to multinational enterprises with annual consolidated group revenue in excess of €750 million.
The OECD has issued Pillar Two model rules and continues to release guidance on these rules. As of September 26, 2025, these rules are either effective or have been adopted in draft form in various countries. We evaluated the applicable tax law changes resulting from Pillar Two implementation in the countries where we operate, and there was no material impact to our unaudited condensed consolidated financial statements for the three months ended September 26, 2025. In future years, the Pillar Two framework for the global minimum tax may increase the level of income tax in the jurisdictions where we operate or have a presence.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The new law contains a broad range of tax reform provisions, including, but not limited to, immediate expensing of domestic research and development expenditure, the restoration of 100% bonus depreciation, and the interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2026 and others in the subsequent years. These provisions did not have a material impact to our unaudited condensed consolidated financial statements for the three months ended September 26, 2025.
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
Additionally, we are required to register with the FDA and other regulatory bodies and are subject to continual review and periodic inspection for compliance with various regulations, including testing, quality control and documentation procedures. We hold the following additional certifications: ANSI ESD S20.20 for facilities and manufacturing process control; Transported Asset Protection Association (“TAPA”) and Custom Trade Partnership Against Terrorism (“CTPAT”) for logistic security and management; and CSR-DIW for corporate social responsibility in Thailand. In the European Union, we are required to maintain certain ISO certifications in order to sell our precision optical, electro-mechanical and electronic manufacturing services and we must undergo periodic inspections by regulatory bodies to obtain and maintain these certifications. If any regulatory inspection reveals that we are not in compliance with applicable standards, regulators may take action against us, including issuing a warning letter, imposing fines on us, requiring a recall of the products we manufactured for our customers, or closing our manufacturing facilities. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition and operating results.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended September 26, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
June 28, 2025 – July 25, 2025	—	$—	—	$174,278,649
July 26, 2025 – August 22, 2025	970	$276.22	970	$174,010,712
August 23, 2025 – September 26, 2025	—	$—	—	$174,010,712
Total	970		970

(1) On August 21, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, May 2019, August 2020, August 2022, August 2023, August 2024, and January 2025, we announced that our board of directors approved increases of $30.0 million, $50.0 million, $58.5 million, $78.7 million, $47.6 million, $139.5 million, and $100.0 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $534.3 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. Any repurchases under our share repurchase program are made in accordance with Rule 10b-18, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. During the three months ended September 26, 2025, 970 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $276.22, for an aggregate purchase price of $0.3 million. As of September 26, 2025, we had a remaining authorization to repurchase up to $174.0 million worth of our ordinary shares.

ITEMS 3 and 4 are not applicable and have been omitted.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.
ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

10.1	Description of Fiscal Year 2026 Executive Incentive Plan	8-K, Item 5.02	N/A	August 18, 2025

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2025.

FABRINET

By:	/s/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)