Form 10-Q
period 2025-12-26
Fabrinet
filed 2026-02-03
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of January 23, 2026, the registrant had 35,826,117 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM 10-Q
QUARTER ENDED DECEMBER 26, 2025

Page No.
RISK FACTORS SUMMARY	3
PART I. FINANCIAL INFORMATION	5

Item 1. Financial Statements	5

Condensed Consolidated Balance Sheets as of December 26, 2025 and June 27, 2025 (unaudited)	5

Condensed Consolidated Statement of Operations and Comprehensive Income for the three and six months ended December 26, 2025 and December 27, 2024 (unaudited)	6

Condensed Consolidated Statements of Shareholders’ Equity for the three and six months ended December 26, 2025 and December 27, 2024 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the six months ended December 26, 2025 and December 27, 2024 (unaudited)	9

Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION	43

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 5. Other Information	62

Item 6. Exhibits	62

Signature	63

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	December 26, 2025	June 27, 2025
Assets
Current assets
Cash and cash equivalents	$319,855	$306,425
Short-term investments	640,918	627,819
Trade accounts receivable, net of allowance for expected credit losses of $1,296 and $1,344, respectively	801,671	758,894
Inventories	798,910	581,015
Prepaid expenses	33,516	38,476
Other current assets	178,931	116,210
Total current assets	2,773,801	2,428,839
Non-current assets
Long-term restricted cash	682	—
Property, plant and equipment, net	460,142	380,640
Intangibles, net	2,233	2,156
Operating right-of-use assets	4,888	5,768
Deferred tax assets	15,471	13,406
Other non-current assets	11,381	623
Total non-current assets	494,797	402,593
Total Assets	$3,268,598	$2,831,432
Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	783,681	637,417
Fixed assets payable	53,874	40,781
Operating lease liabilities, current portion	1,691	1,792
Income tax payable	7,998	7,939
Accrued payroll, bonus and related expenses	25,726	24,566
Accrued expenses	25,026	30,630
Severance liabilities, current portion	2,087	—
Other payables	136,534	66,717
Total current liabilities	1,036,617	809,842
Non-current liabilities
Deferred tax liability	2,359	1,595
Operating lease liability, non-current portion	3,194	3,679
Severance liabilities	32,406	31,225
Other non-current liabilities	9,236	3,279
Total non-current liabilities	47,195	39,778
Total Liabilities	1,083,812	849,620
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of December 26, 2025 and June 27, 2025)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,709,931 shares and 39,602,152 shares issued as of December 26, 2025 and June 27, 2025, respectively; and 35,822,444 shares and 35,728,074 shares outstanding as of December 26, 2025 and June 27, 2025, respectively)	397	396
Additional paid-in capital	233,235	237,881
Less: Treasury shares (3,887,487 shares and 3,874,078 shares as of December 26, 2025 and June 27, 2025, respectively)	(365,136)	(360,056)
Accumulated other comprehensive income (loss)	14,439	10,294
Retained earnings	2,301,851	2,093,297
Total Shareholders’ Equity	2,184,786	1,981,812
Total Liabilities and Shareholders’ Equity	$3,268,598	$2,831,432
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Six Months Ended
(in thousands of U.S. dollars, except per share data)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Revenues	$1,132,888	$833,608	$2,111,016	$1,637,836
Cost of revenues	(995,206)	(732,759)	(1,856,895)	(1,437,961)
Gross profit	137,682	100,849	254,121	199,875
Selling, general and administrative expenses	(23,281)	(21,206)	(45,527)	(43,237)
Restructuring and other related costs	—	(46)	—	(103)
Operating income	114,401	79,597	208,594	156,535
Interest income	8,555	11,314	17,972	22,247
Foreign exchange gain (loss), net	(3,214)	4,042	(5,274)	(3,053)
Other income (expense), net	(17)	(62)	(139)	(81)
Income before income taxes	119,725	94,891	221,153	175,648
Income tax expense	(7,097)	(8,255)	(12,599)	(11,618)
Net income	112,628	86,636	208,554	164,030
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	2,452	(521)	1,641	6,297
Change in net unrealized gain (loss) on derivative instruments	4,626	(9,416)	2,564	(883)
Change in foreign currency translation adjustment	29	428	(60)	76
Total other comprehensive income (loss), net of tax	7,107	(9,509)	4,145	5,490
Net comprehensive income	$119,735	$77,127	$212,699	$169,520
Earnings per share
Basic	$3.14	$2.40	$5.83	$4.53
Diluted	$3.11	$2.38	$5.77	$4.51
Weighted-average number of ordinary shares outstanding (in thousands of shares)
Basic	35,828	36,163	35,800	36,183
Diluted	36,253	36,402	36,175	36,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended December 26, 2025

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at September 26, 2025	39,701,363	$397	$224,540	$(360,324)	$7,332	$2,189,223	$2,061,168
Net income	—	—	—	—	—	112,628	112,628
Other comprehensive income (loss)	—	—	—	—	7,107	—	7,107
Share-based compensation	—	—	8,757	—	—	—	8,757
Customer warrant	—	—	863	—	—	—	863
Issuance of ordinary shares	8,568	—	—	—	—	—	—
Repurchase of 12,439 shares held as treasury shares	—	—	—	(4,812)	—	—	(4,812)
Tax withholdings related to net share settlement of restricted share units	—	—	(925)	—	—	—	(925)
Balances at December 26, 2025	39,709,931	$397	$233,235	$(365,136)	$14,439	$2,301,851	$2,184,786

For the Six Months Ended December 26, 2025

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 27, 2025	39,602,152	$396	$237,881	$(360,056)	$10,294	$2,093,297	$1,981,812
Net income	—	—	—	—	—	208,554	208,554
Other comprehensive income (loss)	—	—	—	—	4,145	—	4,145
Share-based compensation	—	—	17,828	—	—	—	17,828
Customer warrant	—	—	1,149	—	—	—	1,149
Issuance of ordinary shares	107,779	1	(1)	—	—	—	—
Repurchase of 13,409 shares held as treasury shares	—	—	—	(5,080)	—	—	(5,080)
Tax withholdings related to net share settlement of restricted share units	—	—	(23,622)	—	—	—	(23,622)
Balances at December 26, 2025	39,709,931	$397	$233,235	$(365,136)	$14,439	$2,301,851	$2,184,786

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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six Months Ended
(in thousands of U.S. dollars)	December 26, 2025	December 27, 2024
Cash flows from operating activities
Net income for the period	$208,554	$164,030
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	30,965	25,796
(Gain) loss on disposal of property, plant and equipment and intangibles	(13)	(37)
Amortization of discount (premium) of short-term investments	(2,417)	(2,225)
Inventory obsolescence impairment	3,142	—
(Reversal of) allowance for expected credit losses	(48)	(384)
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	3,919	1,345
Share-based compensation	17,828	17,120
Customer warrant	1,149	—
Deferred income tax expense (benefit)	(1,054)	(3,493)
Other non-cash expenses	176	30
Changes in operating assets and liabilities
Trade accounts receivable	(42,829)	(87,178)
Inventories	(221,037)	(25,953)
Other current assets and non-current assets	(68,064)	9,536
Trade accounts payable	147,211	88,272
Income tax payable	59	4,304
Accrued expenses	(3,041)	8,124
Other payables	70,648	186
Severance liabilities	1,816	1,565
Other current liabilities and non-current liabilities	1,863	(1,952)
Net cash provided by operating activities	148,827	199,086
Cash flows from investing activities
Purchase of short-term investments	(179,628)	(155,936)
Proceeds from maturities of short-term investments	170,589	82,129
Purchase of property, plant and equipment	(96,874)	(42,150)
Purchase of intangibles	(229)	(227)
Proceeds from disposal of property, plant and equipment	25	110
Net cash used in investing activities	(106,117)	(116,074)
Cash flows from financing activities
Repurchase of ordinary shares	(5,080)	(68,700)
Withholding tax related to net share settlement of restricted share units	(23,622)	(20,714)
Net cash used in financing activities	(28,702)	(89,414)
Net increase (decrease) in cash, cash equivalents and restricted cash	$14,008	$(6,402)
Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at the beginning of period	$306,425	$409,973
Increase (decrease) in cash, cash equivalents and restricted cash	14,008	(6,402)
Effect of exchange rate on cash, cash equivalents and restricted cash	104	91
Cash, cash equivalents and restricted cash at the end of period	$320,537	$403,662
Non-cash investing and financing activities
Construction, software and equipment-related payables	$53,874	$20,594

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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(in thousands of U.S. dollars)	As of December 26, 2025	As of December 27, 2024
Cash and cash equivalents	$319,855	$403,662
Restricted cash	682	—
Cash, cash equivalents and restricted cash	$320,537	$403,662

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
2.    Accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of December 26, 2025 and for the three and six months ended December 26, 2025 and December 27, 2024 include normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or "GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 27, 2025.
The balance sheet as of June 27, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three and six months ended December 26, 2025 may not be indicative of results for the year ending June 26, 2026 or any future periods.
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

Fiscal years
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended December 26, 2025 and December 27, 2024 consisted of 13 weeks. Fiscal year 2026 will comprise 52 weeks and will end on June 26, 2026.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses,” which requires additional disclosure, in notes to financial statements, of specified information about certain costs and expenses in the same tabular format disclosure as the other disaggregation requirements in the amendments in this ASU. This ASU is effective for all entities for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU is effective for the Company's annual periods beginning June 26, 2027, and interim periods beginning July 1, 2028, and will be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures.

3.    Revenues from contracts with customers
Revenue by Geographic Area, End Market and Product Category
Revenues are attributed to a particular geographic area based on the bill-to-location of the Company’s customers. The Company operates in three geographic regions: North America; Asia-Pacific and others; and Europe.
The following table presents total revenues by geographic region:

(in thousands, except percentages)	Three Months Ended December 26, 2025	As a % of Total Revenues	Six Months Ended December 26, 2025	As a % of Total Revenues
North America
U.S.	$528,135		$947,960
Others (1)	2,694		4,886
Total revenue in North America	530,829	46.9%	952,846	45.1%
Asia-Pacific and others
Israel	231,742		464,244
India	110,074		210,643
Hong Kong	41,060		77,583
Malaysia	37,221		59,984
Thailand	25,102		45,123
China	16,936		35,057
Singapore	18,032		37,752
Japan	10,839		21,420
Others	855		1,989
Total revenue in Asia-Pacific and others	491,861	43.4%	953,795	45.2%
Europe
U.K.	62,267		115,195
Finland	17,014		29,539
Germany	11,314		23,032
Others	19,603		36,609
Total revenue in Europe	$110,198	9.7%	$204,375	9.7%
Total revenue	$1,132,888	100.0%	$2,111,016	100.0%

(in thousands, except percentages)	Three Months Ended December 27, 2024	As a % of Total Revenues	Six Months Ended December 27, 2024	As a % of Total Revenues
North America
U.S.	$371,112		$678,932
Others (1)	1,291		2,949
Total revenue in North America	372,403	44.7%	681,881	41.6%
Asia-Pacific and others
Israel	240,671		531,624
India	75,629		152,459
Hong Kong	20,415		38,962
Thailand	14,069		25,190
China	13,650		25,522
Singapore	12,481		23,244
Japan	8,976		17,555
Malaysia	7,565		15,063
Others	726		1,201
Total revenue in Asia-Pacific and others	394,182	47.3%	830,820	50.7%
Europe
U.K.	39,262		71,712
Germany	10,867		20,211
Others	16,894		33,212
Total revenue in Europe	$67,023	8.0%	$125,135	7.7%
Total revenue	$833,608	100.0%	$1,637,836	100.0%
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each period presented is $0.
The following table presents revenues by end market and product category:

(in thousands, except percentages)	Three Months Ended December 26, 2025	As a % of Total Revenues	Six Months Ended December 26, 2025	As a % of Total Revenues
Optical communications
Telecom	$412,248		$747,968
Datacom	278,142		551,238
Datacenter interconnect (1)	142,200		280,280
Total revenue - Optical communications	$832,590	73.5%	$1,579,486	74.8%
Non-optical communications
Automotive	$116,956		$238,904
Industrial laser	41,432		81,111
High-performance computing (2)	85,556		100,959
Others	56,354		110,556
Total revenue - Non-optical communications	$300,298	26.5%	$531,530	25.2%
Total revenue	$1,132,888	100.0%	$2,111,016	100.0%

(in thousands, except percentages)	Three Months Ended December 27, 2024	As a % of Total Revenues	Six Months Ended December 27, 2024	As a % of Total Revenues
Optical communications
Datacom	$299,101		$627,982
Telecom	248,010		473,637
Datacenter interconnect (1)	100,039		171,846
Total revenue - Optical communications	$647,150	77.6%	$1,273,465	77.8%
Non-optical communications
Automotive	$104,247		$206,988
Industrial laser	37,542		72,868
Others	44,669		84,515
Total revenue - Non-optical communications	$186,458	22.4%	$364,371	22.2%
Total revenue	$833,608	100.0%	$1,637,836	100.0%
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
As of December 26, 2025 and June 27, 2025, the Company's contract assets were de minimis.
A contract liability is recognized when the Company has advance payment arrangements with customers. Contract liabilities are recognized in the unaudited condensed consolidated balance sheets under other payables. The contract liabilities balance is normally recognized as revenue within six months.
The following tables summarize the activity in the Company’s contract liabilities during the six months ended December 26, 2025:

(in thousands)	Contract Liabilities
Beginning balance, June 27, 2025	$14,467
Advance payments received during the period	17,855
Revenue recognized	(14,883)
Ending balance, December 26, 2025	$17,439
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
For the three months ended December 26, 2025, the Company recognized $0.8 million as a reduction to revenue on the unaudited condensed consolidated statements of operations.

For the six months ended December 26, 2025, the Company recognized $1.1 million as a reduction to revenue on the unaudited condensed consolidated statements of operations.
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
Earnings per ordinary share was calculated as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Net income attributable to shareholders	$112,628	$86,636	$208,554	$164,030
Weighted-average number of ordinary shares outstanding	35,828	36,163	35,800	36,183
Incremental shares arising from the assumed vesting of restricted share units and performance share units	227	239	206	222
Incremental shares arising from the assumed vesting of customer warrant	198	—	169	—
Weighted-average number of ordinary shares for diluted earnings per ordinary share	36,253	36,402	36,175	36,405
Basic earnings per ordinary share	$3.14	$2.40	$5.83	$4.53
Diluted earnings per ordinary share	$3.11	$2.38	$5.77	$4.51
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (1)	1	—	1	—
(1)These performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.

5.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments are as follows:

			Fair Value
(in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Short-term Investments	Other Investments
As of December 26, 2025
Cash	$308,348	$—	$308,348	$—	$—
Cash equivalents	11,510	(3)	11,507	—	—
Certificates of deposit and time deposits	108,054	308	—	108,362	—
Corporate debt securities	224,744	8,967	—	233,711	—
U.S. agency and U.S. treasury securities	297,759	1,086	—	298,845	—
Total	$950,415	$10,358	$319,855	$640,918	$—
As of June 27, 2025
Cash	$295,242	$—	$295,242	$—	$—
Cash equivalents	11,183	—	11,183	—	—
Certificates of deposit and time deposits	144,730	1,022	—	145,752	—
Corporate debt securities	183,076	6,897	—	189,973	—
U.S. agency and U.S. treasury securities	291,295	799	—	292,094	—
Total	$925,526	$8,718	$306,425	$627,819	$—
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
The following table summarizes the cost and estimated fair value of debt securities classified as available-for-sale securities based on stated effective maturities as of December 26, 2025 and June 27, 2025:

	December 26, 2025		June 27, 2025
(in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$108,054	$108,362	$128,958	$129,977
Due between one to five years	522,503	532,556	490,143	497,842
Total	$630,557	$640,918	$619,101	$627,819

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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of December 26, 2025
Assets
Cash equivalents	$—	$11,507		$—	$11,507
Certificates of deposit and time deposits	—	108,362		—	108,362
Corporate debt securities	—	233,711		—	233,711
U.S. agency and U.S. treasury securities	—	298,845		—	298,845
Derivative assets – current portion	—	5,394	(1)	—	5,394
Total	$—	$657,819		$—	$657,819
Liabilities
Derivative liabilities – current portion	$—	$(29)	(2)	$—	$(29)
Total	$—	$(29)		$—	$(29)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 27, 2025
Assets
Cash equivalents	$—	$11,183		$—	$11,183
Certificates of deposit and time deposits	—	145,752		—	145,752
Corporate debt securities	—	189,973		—	189,973
U.S. agency and U.S. treasury securities	—	292,094		—	292,094
Derivative assets – current portion	—	2,961	(3)	—	2,961
Total	$—	$641,963		$—	$641,963
Liabilities
Derivative liabilities – current portion	$—	$(105)	(4)	$—	$(105)
Total	$—	$(105)		$—	$(105)
(1)Foreign currency forward contracts with an aggregate notional amount of $189.0 million and 0.4 million Canadian dollars.
(2)Foreign currency forward contracts with an aggregate notional amount of $11.0 million.
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
As of December 26, 2025, the Company had 200 outstanding U.S. dollar foreign currency forward contracts against Thai baht, with an aggregate notional amount of $200.0 million and maturity dates ranging from December 2025 through July 2026 and one outstanding Canadian dollar foreign currency forward contract with a notional amount of 0.4 million Canadian dollars and a maturity date in March 2026.
As of June 27, 2025, the Company had 165 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $165.0 million and maturity dates ranging from July 2025 through December 2025, and one foreign currency contract with a notional amount of 0.5 million Canadian dollars and a maturity date in September 2025.
As of December 26, 2025, the hedging relationship over foreign currency forward contracts designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of December 26, 2025, the amount in accumulated other comprehensive income (“AOCI”) expected to be reclassified into earnings within 12 months was a gain of $4.3 million.
As of June 27, 2025, the hedging relationship over foreign currency forward contracts designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. As of June 27, 2025, the amount in AOCI expected to be reclassified into earnings within 12 months as gain was $1.5 million.
During the three and six months ended December 26, 2025, the Company included an unrealized gain of $1.2 million and unrealized loss of $0.1 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
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

The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended		Six Months Ended
(in thousands)	Financial statements line item	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income (loss)	$5,309	$(13,303)	$2,509	$(57)
Total derivatives gain (loss) recognized in other comprehensive income (loss)		$5,309	$(13,303)	$2,509	$(57)
Derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings:
Foreign currency forward contracts	Cost of revenues	$478	$(5,905)	$(773)	$(4,486)
Foreign currency forward contracts	SG&A	36	(451)	(59)	(345)
Foreign currency forward contracts	Foreign exchange gain (loss), net	(947)	9,842	1,061	3,933
Total derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings		$(433)	$3,486	$229	$(898)
Change in net unrealized gain (loss) on derivatives instruments		$4,876	$(9,817)	$2,738	$(955)
Fair Value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	December 26, 2025		June 27, 2025
(in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$1,095	$—	$1,303	$(12)
Derivatives designated as hedging instruments
Foreign currency forward contracts	4,299	(29)	1,658	(93)
Derivatives, gross balances	$5,394	$(29)	$2,961	$(105)
The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets
Fair Value of Derivative Liabilities	Accrued expenses
7.    Inventories

(in thousands)	As of December 26, 2025	As of June 27, 2025
Raw materials	$229,604	$145,128
Work in progress	469,925	377,736
Finished goods	70,584	33,016
Goods in transit	28,797	25,135
Total inventories	$798,910	$581,015

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
Operating leases
As of December 26, 2025, the maturities of the Company’s operating lease liabilities, by fiscal year, were as follows:

(in thousands)
2026 (remaining six months)	$1,123
2027	1,407
2028	931
2029	853
2030	449
Thereafter	979
Total undiscounted lease payments	5,742
Less imputed interest	(857)
Total present value of lease liabilities	$4,885	(1)
(1)    Includes current portion of operating lease liabilities of $1.7 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term.
Rental expense for long-term leases for the three and six months ended December 26, 2025 was $0.6 million and $1.1 million, respectively, and for the three and six months ended December 27, 2024 was $0.4 million and $0.9 million, respectively.
Rental expense for short-term leases for the three and six months ended December 26, 2025 and December 27, 2024 was de minimis.
The following summarizes additional information related to the Company’s operating leases:

	As of December 26, 2025	As of June 27, 2025
Weighted-average remaining lease term (in years)	4.9	5.5
Weighted-average discount rate	6.8%	6.6%
The following table presents supplemental disclosure for the unaudited condensed consolidated statements of cash flows related to operating leases for the three and six months ended December 26, 2025 and December 27, 2024:

	Three Months Ended		Six Months Ended
(in thousands)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$607	$501	$1,214	$1,245
ROU assets obtained in exchange for lease liabilities	$75	$1,778	$182	$1,937

9.    Intangibles
The following tables present details of the Company’s intangibles:

(in thousands)	As of December 26, 2025	As of June 27, 2025
Software
Gross carrying amount	$12,689	$12,159
Accumulated amortization	(10,456)	(10,003)
Net	$2,233	$2,156
The Company recorded amortization expense relating to intangibles of $0.2 million for the three months ended December 26, 2025 and December 27, 2024 for both periods, and $0.4 million and $0.5 million for the six months ended December 26, 2025 and December 27, 2024, respectively.

The weighted-average remaining life of software was:

(years)	As of December 26, 2025	As of June 27, 2025
Software	3.1	3.6
Based on the carrying amount of intangibles as of December 26, 2025, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(in thousands)
2026 (remaining six months)	$417
2027	696
2028	525
2029	325
2030	192
Thereafter	78
Total	$2,233
10.    Income taxes
As of December 26, 2025 and June 27, 2025, the liability for uncertain tax positions including accrued interest and penalties was $4.0 million and $2.2 million, respectively.
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
The effective tax rate for the Company for the three months ended December 26, 2025 and December 27, 2024 was 5.9% and 8.7%, respectively, of net income. The decrease was due to an increase in income not subject to tax.
The effective tax rate for the Company for the six months ended December 26, 2025 and December 27, 2024 was 5.7% and 6.6%, respectively, of net income. The decrease was due to an increase in income not subject to tax.

11.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three and six months ended December 26, 2025 and December 27, 2024 was as follows:

	Three Months Ended		Six Months Ended
(in thousands)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Share-based compensation expense by type of award:
Restricted share units	$5,336	$5,430	$11,703	$11,143
Performance share units	3,421	3,008	6,125	5,977
Total share-based compensation expense	8,757	8,438	17,828	17,120
Tax effect on share-based compensation expense	—	—	—	—
Net effect on share-based compensation expense	$8,757	$8,438	$17,828	$17,120
Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended		Six Months Ended
(in thousands)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Cost of revenue	$2,644	$2,764	$6,163	$5,662
Selling, general and administrative expense	6,113	5,674	11,665	11,458
Total share-based compensation expense	$8,757	$8,438	$17,828	$17,120
The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and six months ended December 26, 2025 and December 27, 2024.
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
The 2020 Plan and 2017 Inducement Plan are collectively referred to as the “Equity Incentive Plans.”
The following table summarizes the number of equity awards outstanding and ordinary shares available for grant under each of the Equity Incentive Plans as of December 26, 2025:

(share units)	Restricted Share Units outstanding	Performance Share Units outstanding	Ordinary Shares available for future grant
2020 Plan	225,573	94,391	1,460,797
2017 Inducement Plan	—	—	111,347
Total	225,573	94,391	1,572,144

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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 27, 2025	263,014	$187.00
Granted	74,043	$294.89
Vested	(105,195)	$164.64
Forfeited	(6,289)	$209.90
Balance as of December 26, 2025	225,573	$233.10

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2024	306,660	$129.01
Granted	107,026	$260.95
Vested	(120,452)	$114.39
Forfeited	(7,494)	$151.56
Balance as of December 27, 2024	285,740	$184.00
The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 27, 2025	120,916	$198.90
Granted	48,806	$277.04
Vested	(73,936)	$158.91
Forfeited	(1,395)	$261.84
Balance as of December 26, 2025	94,391	$269.70

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2024	171,078	$135.31
Granted	46,980	$261.84
Vested	(97,142)	117.35
Forfeited	—	$—
Balance as of December 27, 2024	120,916	$198.90
As of December 26, 2025, there was $25.8 million and $14.2 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.8 and 1.4 years, respectively.

For the six months ended December 26, 2025 and December 27, 2024, the Company withheld an aggregate of 71,352 shares and 89,868 shares, respectively, upon the vesting of restricted share units and performance shares units, based upon the closing share price on the vesting date to settle employee tax withholding obligations. For the six months ended December 26, 2025 and December 27, 2024, the Company then remitted cash of $23.6 million and $20.7 million, respectively, to the appropriate taxing authorities and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.
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
As of December 26, 2025 and June 27, 2025, 49,652 and 38,192 Warrant Shares, respectively, were vested and remained unexercised.
12.    Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three and six months ended December 26, 2025, Fabrinet issued 8,568 and 107,779 ordinary shares, respectively, upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
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
During the six months ended December 26, 2025, 13,409 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $378.87, for an aggregate purchase price of $5.1 million. As of December 26, 2025, the Company had a remaining authorization to repurchase up to $169.2 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

13.    Accumulated other comprehensive income (loss)
The changes in AOCI for the six months ended December 26, 2025 and December 27, 2024 were as follows:

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Total
Balance as of June 27, 2025	$8,714	$1,334	$246	$10,294
Other comprehensive income (loss) before reclassification	1,641	2,509	(60)	4,090
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	—	229	—	229
Tax effects	—	(174)	—	(174)
Other comprehensive income (loss)	$1,641	$2,564	$(60)	$4,145
Balance as of December 26, 2025	$10,355	$3,898	$186	$14,439

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Total
Balance as of June 28, 2024	$(1,179)	$(980)	$(982)	$(3,141)
Other comprehensive income (loss) before reclassification	6,297	(57)	76	6,316
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	—	(898)	—	(898)
Tax effects	—	72	—	72
Other comprehensive income (loss)	$6,297	$(883)	$76	$5,490
Balance as of December 27, 2024	$5,118	$(1,863)	$(906)	$2,349

14.    Commitments and contingencies
Bank guarantees
As of December 26, 2025 and June 27, 2025, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses totaling $2.5 million and $2.3 million, respectively, or Thai baht 77.3 million and 75.7 million, respectively. As of December 26, 2025, the Company had an outstanding bank guarantee on behalf of its subsidiary in China to support the subsidiary's operations of Chinese Renminbi ("RMB") 4.8 million and the bank guarantee was backed by cash collateral of $0.7 million. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in Israel to support the subsidiary's operations.
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
As of December 26, 2025, the Company had purchase obligations and other commitments to third parties of $1.94 billion.
Capital expenditures
In February 2025, the Company entered into a construction contract with a local contractor for construction of a new manufacturing building at the Company's Chonburi campus. The contract price is approximately $132.5 million (Thai baht 4.45 billion).
As of December 26, 2025, the Company had total capital expenditure commitments to third parties of $193.7 million.
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
During the three months ended December 27, 2024, the Borrowers and the Bank amended the 2023 Credit Facility Agreement to reduce the facility to $30.0 million, which may be used for, among other things, an overdraft facility. The Credit Facility will mature on August 20, 2039.
As of December 26, 2025, there was no amount outstanding under the 2023 Credit Facility Agreement.
Under the 2023 Credit Facility Agreement, the Borrowers are required to maintain a debt-to-equity ratio of less than or equal to 1.5 times for Fabrinet Thailand and 1.0 times for the Parent Company.
As of December 26, 2025, the Borrowers were in compliance with all of their financial covenants under the 2023 Credit Facility Agreement.

Litigation and claim
On June 28, 2024, Ngan In Leng and First Laser Limited (collectively, the “Plaintiffs”) filed a complaint in the Fuzhou Intermediate People’s Court (the “Court”) in Fuzhou, China against Fujian Enterprises (Holdings) Co., Ltd. (“FEHC”), Jian An Investment Limited (“Jian”), and Casix, Inc. (“Casix”), the Company's wholly-owned subsidiary located in the PRC. The complaint alleged unjust enrichment related to a purported investment in Casix by the Plaintiffs in 1997, which predates the Company's acquisition of Casix from JDS Uniphase Corporation. The Plaintiffs requested that the Court order FEHC to return the unjust enrichment to the Plaintiffs in the amount of RMB 400 million, with interest from March 1, 2000, and order Jian and Casix to bear joint and several liability for all payment obligations of FEHC.
In September 2024, the Court dismissed the complaint in its entirety based on jurisdictional grounds. The Plaintiffs subsequently appealed the Court’s ruling to the High People's Court of Fujian Province (the "Appellate Court"). In their appeal, the Plaintiffs claimed that Casix is the primary obligor to return the alleged unjust enrichment to the Plaintiffs. In November 2025, the Appellate Court upheld the Court's ruling and dismissed the lawsuit on jurisdictional grounds.
15.    Restructuring and other related costs
The Company recognizes severance-related charges depending on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. The Company recognizes the charges once the benefits have been communicated to employees.
As of December 26, 2025, there was no restructuring liability balance.
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
The following table provides information about the Company's revenue, significant segment expenses and other segment expenses:

	Three Months Ended		Six Months Ended
(in thousands of U.S. dollars, except per share data)	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Revenues	$1,132,888	$833,608	$2,111,016	$1,637,836
Cost of revenues	(995,206)	(732,759)	(1,856,895)	(1,437,961)
Gross profit	137,682	100,849	254,121	199,875
Selling, general and administrative expenses	(23,281)	(21,206)	(45,527)	(43,237)
Restructuring and other related costs	—	(46)	—	(103)
Operating income	114,401	79,597	208,594	156,535
Interest income	8,555	11,314	17,972	22,247
Foreign exchange gain (loss), net	(3,214)	4,042	(5,274)	(3,053)
Other income (expense), net	(17)	(62)	(139)	(81)
Income before income taxes	119,725	94,891	221,153	175,648
Income tax expense	(7,097)	(8,255)	(12,599)	(11,618)
Net income	$112,628	$86,636	$208,554	$164,030
For the Company’s revenues by geographic region, see “Revenue by Geographic Area, End Market and Product Category” in Note 3.

The following table presents long-lived assets by the country in which they are based:

(in thousands)	December 26, 2025	June 27, 2025
Long-Lived Assets:
Thailand	$414,396	$338,127
U.S.	33,399	30,374
China	14,242	14,378
Israel	2,354	2,727
Others	639	802
Total	$465,030	$386,408
Significant customers
The Company had two and three customers that each contributed to 10% or more of the Company's total trade accounts receivable as of December 26, 2025 and June 27, 2025, respectively.
During the six months ended December 26, 2025 and December 27, 2024, the Company had three and two customers, respectively, that each contributed 10% or more of the Company's revenues. Such customers together accounted for 48.9% and 50.5% of the Company revenues during the respective periods.

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
•our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2026 will be in line with the portion of revenues attributable to such customers during the six months ended December 26, 2025;
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
The percentage of our revenues generated from a bill-to location outside of North America decreased from 55.3% in the three months ended December 27, 2024 to 53.1% in the three months ended December 26, 2025, primarily because of an increase in revenue from customers in the United States.
The percentage of our revenues generated from a bill-to location outside of North America decreased from 58.4% in the six months ended December 27, 2024 to 54.9% in the six months ended December 26, 2025, primarily because of an increase in revenue from customers in the United States.
Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2026 will be in line with the portion of revenues attributable to such customers during the six months ended December 26, 2025.

The following table presents percentages of total revenues by geographic region:

	Three Months Ended		Six Months Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
North America	46.9%	44.7%	45.1%	41.6%
Asia-Pacific and others	43.4	47.3	45.2	50.7
Europe	9.7	8.0	9.7	7.7
	100.0%	100.0%	100.0%	100.0%
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
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of December 26, 2025			As of June 27, 2025
(in thousands, except percentages)	Foreign Currency	$	%	Foreign Currency	$	%
Assets
Thai baht	953,442	30,687	69.2%	1,812,680	55,689	86.3%
RMB	78,323	11,132	25.1	43,637	6,092	9.4
GBP	1,886	2,548	5.7	2,031	2,790	4.3
Total		$44,367	100.0%		$64,571	100.0%
Liabilities
Thai baht	4,977,955	160,217	91.7%	4,434,661	136,242	91.5%
RMB	101,029	14,359	8.2	89,583	12,507	8.4
GBP	132	179	0.1	106	146	0.1
Total		$174,755	100.0%		$148,895	100.0%
The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued employee benefits and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of December 26, 2025, there was $200.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 27, 2025, there was $165.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable, other receivables, and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued payroll, bonus and related expenses, and other payables. As of December 26, 2025 and June 27, 2025, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable, accrued expenses, and other payables. As of December 26, 2025 and June 27, 2025, we did not have any derivative contracts denominated in GBP.

For the three months ended December 26, 2025 and December 27, 2024, we recorded an unrealized gain of $1.2 million and unrealized loss of $5.1 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
For the six months ended December 26, 2025 and December 27, 2024, we recorded an unrealized loss of $0.1 million and $1.0 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
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
As of December 26, 2025, the corporate income tax rates for our subsidiaries in the PRC, the U.S., the U.K. and Israel are 25%, 21%, 25% and 23%, respectively.
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

(in thousands)	Three Months Ended		Six Months Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Revenues	$1,132,888	$833,608	$2,111,016	$1,637,836
Cost of revenues	(995,206)	(732,759)	(1,856,895)	(1,437,961)
Gross profit	137,682	100,849	254,121	199,875
Selling, general and administrative expenses	(23,281)	(21,206)	(45,527)	(43,237)
Restructuring and other related costs	—	(46)	—	(103)
Operating income	114,401	79,597	208,594	156,535
Interest income	8,555	11,314	17,972	22,247
Foreign exchange gain (loss), net	(3,214)	4,042	(5,274)	(3,053)
Other income (expense), net	(17)	(62)	(139)	(81)
Income before income taxes	119,725	94,891	221,153	175,648
Income tax expense	(7,097)	(8,255)	(12,599)	(11,618)
Net income	112,628	86,636	208,554	164,030
Other comprehensive income (loss), net of tax	7,107	(9,509)	4,145	5,490
Net comprehensive income	$119,735	$77,127	$212,699	$169,520
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of revenues for the periods indicated.

	Three Months Ended		Six Months Ended
	December 26, 2025	December 27, 2024	December 26, 2025	December 27, 2024
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(87.8)	(87.9)	(88.0)	(87.8)
Gross profit	12.2	12.1	12.0	12.2
Selling, general and administrative expenses	(2.1)	(2.6)	(2.1)	(2.6)
Restructuring and other related costs	—	(0.0)	—	(0.0)
Operating income	10.1	9.5	9.9	9.6
Interest income	0.8	1.4	0.9	1.3
Foreign exchange gain (loss), net	(0.3)	0.5	(0.3)	(0.2)
Other income (expense), net	(0.0)	(0.0)	(0.0)	(0.0)
Income before income taxes	10.6	11.4	10.5	10.7
Income tax expense	(0.6)	(1.0)	(0.6)	(0.7)
Net income	10.0	10.4	9.9	10.0
Other comprehensive income (loss), net of tax	0.6	(1.1)	0.2	0.3
Net comprehensive income	10.6%	9.3%	10.1%	10.3%

The following table sets forth our revenues by end market and product category for the periods indicated.

(in thousands, except percentages)	Three Months Ended December 26, 2025	As a % of Total Revenues	Six Months Ended December 26, 2025	As a % of Total Revenues
Optical communications
Telecom	$412,248		$747,968
Datacom	278,142		551,238
Datacenter interconnect (1)	142,200		280,280
Total revenue - Optical communications	$832,590	73.5%	$1,579,486	74.8%
Non-optical communications
Automotive	$116,956		$238,904
Industrial laser	41,432		81,111
High-performance computing (2)	85,556		100,959
Others	56,354		110,556
Total revenue - Non-optical communications	$300,298	26.5%	$531,530	25.2%
Total revenue	$1,132,888	100.0%	$2,111,016	100.0%

(in thousands, except percentages)	Three Months Ended December 27, 2024	As a % of Total Revenues	Six Months Ended December 27, 2024	As a % of Total Revenues
Optical communications
Datacom	$299,101		$627,982
Telecom	248,010		473,637
Datacenter interconnect (1)	100,039		171,846
Total revenue - Optical communications	$647,150	77.6%	$1,273,465	77.8%
Non-optical communications
Automotive	$104,247		$206,988
Industrial laser	37,542		72,868
Others	44,669		84,515
Total revenue - Non-optical communications	$186,458	22.4%	$364,371	22.2%
Total revenue	$833,608	100.0%	$1,637,836	100.0%
(1)Datacenter interconnect (DCI) modules are opto-electronic modules used to connect two or more geographically separated data centers.
(2)High-performance computing (HPC) products are massively parallel computing systems built from interconnected high-performance processors, accelerators, high-speed memory, and low-latency networking to solve complex, compute-intensive problems.
Comparison of Three and Six Months Ended December 26, 2025 with Three and Six Months Ended December 27, 2024
Revenues
Our revenues increased by $299.3 million, or 35.9%, to $1,132.9 million for the three months ended December 26, 2025, compared with $833.6 million for the three months ended December 27, 2024. This increase was primarily due to an increase in our key customers’ demand for both optical communications products and non-optical communications products. Revenues from optical communications products, which represented $832.6 million, or 73.5%, of our revenues for the three months ended December 26, 2025, increased by $185.4 million, or 28.7%, compared to the same period in the prior fiscal year, mainly due to an increase in revenues from telecommunication products and datacenter interconnect products, and partially offset with a decrease in revenues from data communication products during the three months ended December 26, 2025. Revenues from non-optical communications products, which represented $300.3 million, or 26.5%, of our revenues for the three months ended December 26, 2025, increased by $113.8 million, or 61.1%, compared to the same period in the prior fiscal year, primarily due to high demand for high-performance computing, and growth in automotive revenue, as short-term inventory absorption issues have substantially subsided.

Our revenues increased by $473.2 million, or 28.9%, to $2,111.0 million for the six months ended December 26, 2025, compared with $1,637.8 million for the six months ended December 27, 2024. This increase was primarily due to an increase in our key customers’ demand for both optical communications products and non-optical communications products. Revenues from optical communications products, which represented $1,579.5 million, or 74.8%, of our revenues for the six months ended December 26, 2025, increased by $306.0 million, or 24.0%, compared to the same period in the prior fiscal year, mainly due to an increase in revenues from telecommunication products and datacenter interconnect products, and partially offset with a decrease in revenues from data communication products during the six months ended December 26, 2025. Revenues from non-optical communications products, which represented $531.5 million, or 25.2%, of our revenues for the six months ended December 26, 2025, increased by $167.2 million, or 45.9%, compared to the same period in the prior fiscal year, primarily due to high demand for high-performance computing, and growth in automotive revenue, as short-term inventory absorption issues have substantially subsided.
Cost of revenues
Our cost of revenues increased by $262.4 million, or 35.8%, to $995.2 million, or 87.8% of revenues, for the three months ended December 26, 2025, compared with $732.8 million, or 87.9% of revenues, for the three months ended December 27, 2024. The increase was in line with the increase in sales volume.
Our cost of revenues increased by $418.9 million, or 29.1%, to $1,856.9 million, or 88.0% of revenues, for the six months ended December 26, 2025, compared with $1,438.0 million, or 87.8% of revenues, for the six months ended December 27, 2024. This increase was in line with the increase in sales volume.
Gross profit
Our gross profit increased by $36.9 million, or 36.6%, to $137.7 million, or 12.2% of revenues, for the three months ended December 26, 2025, compared with $100.8 million, or 12.1% of revenues, for the three months ended December 27, 2024. The increase was primarily due to an increase in sales volume.
Our gross profit increased by $54.2 million, or 27.1%, to $254.1 million, or 12.0% of revenues, for the six months ended December 26, 2025, compared with $199.9 million, or 12.2% of revenues, for the six months ended December 27, 2024. The increase was primarily due to an increase in sales volume.
SG&A expenses
Our SG&A expenses increased by $2.1 million, or 9.9%, to $23.3 million, or 2.1% of revenues, for the three months ended December 26, 2025, compared with $21.2 million, or 2.6% of revenues, for the three months ended December 27, 2024. The increase was primarily due to (1) a net increase in the allowance for expected credit losses of $0.6 million, (2) an increase in information technology related expenses of $0.5 million, mainly from network, security system and new hardware costs, (3) an increase in a net realized loss from financial instruments of $0.5 million, (4) an increase in executive compensation related expenses of $0.4 million, and (5) an increase in share-based compensation expenses of $0.4 million, offset by a decrease from the true-up of other employee benefits of $0.3 million.
Our SG&A expenses increased by $2.3 million, or 5.3%, to $45.5 million, or 2.1% of revenues, for the six months ended December 26, 2025, compared with $43.2 million, or 2.6% of revenues, for the six months ended December 27, 2024. The increase was primarily due to (1) an increase in information technology related expenses of $1.1 million, mainly from network, security system and new hardware costs, (2) an increase in executive compensation related expenses of $0.7 million, (3) an increase in consultant expenses of $0.4 million, (4) a net increase in the allowance for expected credit losses of $0.3 million, (5) an increase in a net realized loss from financial instruments of $0.3 million, and (6) an increase in share-based compensation expenses of $0.2 million, offset by a decrease in severance expenses of $0.7 million.
Operating income
Our operating income increased by $34.8 million, or 43.7%, to $114.4 million, or 10.1% of revenues, for the three months ended December 26, 2025, compared with $79.6 million, or 9.5% of revenues, for the three months ended December 27, 2024. The increase was primarily due to an increase in revenues.
Our operating income increased by $52.1 million, or 33.3%, to $208.6 million, or 9.9% of revenues, for the six months ended December 26, 2025, compared with $156.5 million, or 9.6% of revenues, for the six months ended December 27, 2024. The increase was primarily due to an increase in revenues.

Interest income
Our interest income decreased by $2.7 million, or 23.9%, to $8.6 million, or 0.8% of revenues, for the three months ended December 26, 2025, compared with $11.3 million, or 1.4% of revenues, for the three months ended December 27, 2024. The decrease was primarily due to a decrease in average cash balance and short-term investment and a decrease of weighted average interest income rate following to global interest rate trend from 4.2% to 3.8% during the three months ended December 26, 2025 compared to the same period in the prior fiscal year.
Our interest income decreased by $4.2 million, or 18.9%, to $18.0 million, or 0.9% of revenues, for the six months ended December 26, 2025, compared with $22.2 million, or 1.3% of revenues, for the six months ended December 27, 2024. The decrease was primarily due to a decrease of weighted average interest income rate following to global interest rate trend from 4.4% to 3.9% during the six months ended December 26, 2025 compared to same period in the prior fiscal year.
Foreign exchange gain (loss), net
We recorded foreign exchange loss, net of $3.2 million, or 0.3% of revenues, for the three months ended December 26, 2025, compared with foreign exchange gain, net of $4.0 million, or 0.5% of revenues, for the three months ended December 27, 2024. The foreign exchange loss was mainly due to (1) unrealized loss from revaluation of outstanding Thai baht assets and liabilities of $12.3 million, (2) unrealized loss from revaluation of currencies other than Thai baht of $1.6 million, and (3) higher realized loss from payment/receipt of $0.1 million, offset by (1) unrealized gain from mark-to-market forward contracts of $6.3 million, and (2) lower foreign exchange loss, totaling $0.5 million from our subsidiaries in the PRC and the U.K.
We recorded foreign exchange loss, net of $5.3 million, or 0.3% of revenues, for the six months ended December 26, 2025, compared with foreign exchange loss, net of $3.1 million, or 0.2% or revenues, for the six months ended December 27, 2024. The increase in foreign exchange loss was mainly due to (1) higher in realized loss from payment/receipt of $1.5 million, (2) higher unrealized loss from revaluation of outstanding Thai baht assets and liabilities of $1.4 million, and (3) foreign exchange loss, totaling $0.2 million from our subsidiaries in the PRC and the U.K, offset by lower unrealized loss from mark-to-market forward contracts of $0.9 million.
Income before income taxes
We recorded income before income taxes of $119.7 million for the three months ended December 26, 2025, compared with $94.9 million for the three months ended December 27, 2024.
We recorded income before income taxes of $221.2 million for the six months ended December 26, 2025, compared with $175.6 million for the six months ended December 27, 2024.
Income tax expense
Our provision for income tax reflects effective tax rates of 5.9% and 8.7% for the three months ended December 26, 2025 and December 27, 2024, respectively. The decrease was due to an increase in income not subject to tax.
Our provision for income tax reflects effective tax rates of 5.7% and 6.6% for the six months ended December 26, 2025 and December 27, 2024, respectively. The decrease was due to an increase in income not subject to tax.
Net income
We recorded net income of $112.6 million, or 10.0% of revenues, for the three months ended December 26, 2025, compared with $86.6 million, or 10.4% of revenues, for the three months ended December 27, 2024.
We recorded net income of $208.6 million, or 9.9% of revenues, for the six months ended December 26, 2025, compared with $164.0 million, or 10.0% of revenues, for the six months ended December 27, 2024.
Other comprehensive income (loss)
We recorded other comprehensive income of $7.1 million, or 0.6% of revenues, for the three months ended December 26, 2025, compared with other comprehensive loss of $9.5 million, or 1.1% of revenues, for the three months ended December 27, 2024. The change was mainly due to (1) unrealized gain from mark-to-market of forward contracts of $14.0 million, and (2) unrealized gain from mark-to-market of available-for-sale debt securities of $3.0 million, offset by lower unrealized gain from foreign currency translation adjustment of $0.4 million.

We recorded other comprehensive income of $4.1 million, or 0.2% of revenues, for the six months ended December 26, 2025, compared with other comprehensive income of $5.5 million, or 0.3% of revenues, for the six months ended December 27, 2024. The change was mainly due to (1) lower unrealized gain from mark-to-market of available-for-sale debt securities of $4.7 million, and (2) unrealized loss from foreign currency translation adjustment of $0.1 million, offset by unrealized gain from mark-to-market of forward contracts of $3.4 million.
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operating activities. As of December 26, 2025 and December 27, 2024, we had cash, cash equivalents, and short-term investments of $960.8 million and $934.6 million, respectively, and no outstanding debt.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents was 3.8% and 3.9% for the three and six months ended December 26, 2025, respectively, and 4.2% and 4.4% for the three and six months ended December 27, 2024, respectively.
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
The following table shows our cash flows for the periods indicated:

	Six Months Ended
(in thousands)	December 26, 2025	December 27, 2024
Net cash provided by operating activities	$148,827	$199,086
Net cash used in investing activities	$(106,117)	$(116,074)
Net cash used in financing activities	$(28,702)	$(89,414)
Net increase(decrease) in cash, cash equivalents and restricted cash	$14,008	$(6,402)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. The decrease in cash provided by operating activities during the six months ended December 26, 2025 as compared to the six months ended December 27, 2024 was primarily due to more efficient cash-favorable working capital changes mainly from an increase in inventories to support higher demand in the next quarter, partially offset by a decrease in trade receivables due to timing of collection and an increase in trade payables aligned with the increasing volume of inventories.
Investing Activities
Investing cash flows consist primarily of investment purchases, sales, maturities, and disposals; and capital expenditures. The decrease in cash used in investing activities for the six months ended December 26, 2025 as compared to cash used in investing activities for the six months ended December 27, 2024 was primarily due to a decrease in net purchase of investment, offset by (1) an increase related to the construction of a new manufacturing building at our Chonburi campus, and (2) an increase in capital expenditures to support certain customers.

Financing Activities
Financing cash flows consist primarily of repayment of long-term debt, share repurchases, and withholding tax related to net share settlement of restricted share units. The decrease in cash used in financing activities for the six months ended December 26, 2025 as compared to the six months ended December 27, 2024 was due to a decrease in share repurchases, offset by an increase in withholding tax related to net share settlement of restricted share units.
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents, restricted cash and short-term investments totaling $961.5 million and $934.2 million as of December 26, 2025 and June 27, 2025, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the six months ended December 26, 2025 and December 27, 2024, our interest income would have decreased by approximately $0.5 million for both periods, assuming consistent investment levels.
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

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. We designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded an unrealized loss of $0.1 million and $1.0 million for the six months ended December 26, 2025 and December 27, 2024, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $14.5 million and $9.4 million as of December 26, 2025 and June 27, 2025, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of December 26, 2025, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of December 26, 2025 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale and held-to-maturity securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended December 26, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On June 28, 2024, Ngan In Leng and First Laser Limited (collectively, the “Plaintiffs”) filed a complaint in the Fuzhou Intermediate People’s Court (the “Court”) in Fuzhou, China against Fujian Enterprises (Holdings) Co., Ltd. (“FEHC”), Jian An Investment Limited (“Jian”), and Casix, Inc. (“Casix”), our wholly-owned subsidiary located in the PRC. The complaint alleged unjust enrichment related to a purported investment in Casix by the Plaintiffs in 1997, which predates our acquisition of Casix from JDS Uniphase Corporation. The Plaintiffs requested that the Court order FEHC to return the unjust enrichment to the Plaintiffs in the amount of RMB 400 million, with interest from March 1, 2000, and order Jian and Casix to bear joint and several liability for all payment obligations of FEHC.
In September 2024, the Court dismissed the complaint in its entirety based on jurisdictional grounds. The Plaintiffs subsequently appealed the Court’s ruling to the High People's Court of Fujian Province (the "Appellate Court"). In their appeal, the Plaintiffs claimed that Casix is the primary obligor to return the alleged unjust enrichment to the Plaintiffs. In November 2025, the Appellate Court upheld the Court's ruling and dismissed the complaint on jurisdictional grounds.
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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our revenues. During the three months ended December 26, 2025 and December 27, 2024, we had four and two customers, respectively, that each contributed 10% or more of our revenues. Such customers together accounted for 59.1% and 48.5% of our revenues during the respective periods. During the six months ended December 26, 2025 and December 27, 2024, we had three and two customers, respectively, that each contributed 10% or more of our revenues. Such customers together accounted for 48.9% and 50.5% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.

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
Revenues from optical communications products represented 73.5% and 77.6% of our revenues for the three months ended December 26, 2025 and December 27, 2024, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or the economy in certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
Competitors in the market for optical manufacturing services include Benchmark Electronics, Inc., Celestica Inc., InnoLight Technology (Suzhou) Ltd., Jabil Inc., Sanmina Corporation, Venture Corporation Limited and Eoptolink Technology Inc., Ltd. Our customized optics and glass operations face competition from companies such as CASTECH, Inc., Excelitas Technologies Corp. and Photop Technologies, Inc. (a subsidiary of Coherent Corp.). Other existing contract manufacturing companies, original design manufacturers or outsourced semiconductor assembly and test companies could also enter our target markets. In addition, we may face new competitors as we attempt to penetrate new markets.

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
Volatility in the functional and non-functional currencies of our entities and the U.S. dollar could seriously harm our business, financial condition and operating results. The primary impact of currency exchange fluctuations is on our cash, receivables, and payables of our operating entities. We may experience significant unexpected losses from fluctuations in exchange rates. For example, in the three months ended December 26, 2025, we experienced a $3.2 million foreign exchange loss, which negatively affected our net income per share for the same period by $0.09.
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. As of December 26, 2025, the U.S. dollar had depreciated approximately 9.2% against the Thai baht since December 29, 2023. While we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC are denominated in RMB. Currently, RMB are convertible in connection with trade and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of December 26, 2025, the U.S. dollar had depreciated approximately 1.7% against the RMB since December 29, 2023. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 53.1% and 55.3% of our revenues for the three months ended December 26, 2025 and December 27, 2024, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of risks and challenges, including:
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of December 26, 2025 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of December 26, 2025, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of December 26, 2025, our U.S. federal and state tax returns remain open to examination for the tax years 2020 through 2023. The Company is currently under examination by the U.S. Internal Revenue Service for fiscal year 2022 and the IRS completed the examination of the US subsidiaries for fiscal year 2022 and fiscal year 2023 in fiscal year 2025. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2018 through 2024. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.
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

Certain of our subsidiaries provide products and services to, and may from time to time undertake certain significant transactions with us and our other subsidiaries in different jurisdictions. For instance, we have intercompany agreements in place that provide for our California and Singapore subsidiaries to provide administrative services for the Cayman Islands Parent, and the Cayman Islands Parent has entered into manufacturing agreements with our Thai subsidiary. In general, related party transactions and, in particular, related party financing transactions, are subject to close review by tax authorities. Moreover, several jurisdictions in which we operate have tax laws with detailed transfer pricing rules that require all transactions with non-resident related parties to be priced using arm’s length pricing principles and require the existence of contemporaneous documentation to support such pricing. Tax authorities in various jurisdictions could challenge the validity of our related party transfer pricing policies. Such a challenge generally involves a complex area of taxation and a significant degree of judgment by management. If any tax authorities are successful in challenging our financing or transfer pricing policies, our income tax expense may be adversely affected and we could become subject to interest and penalty charges, which may harm our business, financial condition and operating results.
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
The OECD has issued Pillar Two model rules and continues to release guidance on these rules. As of December 26, 2025, these rules are either effective or have been adopted in draft form in various countries. On January 5, 2026, the OECD issued additional administrative guidance introducing a “side-by-side system” intended to facilitate the parallel application of Pillar Two rules alongside existing domestic income tax systems. We evaluated the applicable tax law changes resulting from Pillar Two implementation in the countries where we operate, and there was no material impact to our unaudited condensed consolidated financial statements for the three months ended December 26, 2025. In future years, the Pillar Two framework for the global minimum tax may increase the level of income tax in the jurisdictions where we operate or have a presence.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law in the United States. The new law contains a broad range of tax reform provisions, including, but not limited to, immediate expensing of domestic research and development expenditure, the restoration of 100% bonus depreciation, and the interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2026 and others in the subsequent years. These provisions did not have a material impact to our unaudited condensed consolidated financial statements for the three months ended December 26, 2025.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended December 26, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
September 27, 2025 – October 24, 2025	—	$—	—	$174,010,712
October 25, 2025 – November 21, 2025	11,624	$385.19	11,624	$169,533,277
November 22, 2025 – December 26, 2025	815	$410.91	815	$169,198,389
Total	12,439		12,439

(1)     On August 21, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, May 2019, August 2020, August 2022, August 2023, August 2024, and January 2025, we announced that our board of directors approved increases of $30.0 million, $50.0 million, $58.5 million, $78.7 million, $47.6 million, $139.5 million, and $100.0 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $534.3 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. Any repurchases under our share repurchase program are made in accordance with Rule 10b-18, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. During the three months ended December 26, 2025, 12,439 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $386.87, for an aggregate purchase price of $4.8 million. As of December 26, 2025, we had a remaining authorization to repurchase up to $169.2 million worth of our ordinary shares.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 3, 2026.

FABRINET

By:	/s/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)