Form 10-Q
period 2026-03-27
Fabrinet
filed 2026-05-05
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of April 24, 2026, the registrant had 35,829,740 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM 10-Q
QUARTER ENDED MARCH 27, 2026

Page No.
RISK FACTORS SUMMARY	3
PART I. FINANCIAL INFORMATION	5

Item 1. Financial Statements	5

Condensed Consolidated Balance Sheets as of March 27, 2026 and June 27, 2025 (unaudited)	5

Condensed Consolidated Statement of Operations and Comprehensive Income for the three and nine months ended March 27, 2026 and March 28, 2025 (unaudited)	6

Condensed Consolidated Statements of Shareholders’ Equity for the three and nine months ended March 27, 2026 and March 28, 2025 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the nine months ended March 27, 2026 and March 28, 2025 (unaudited)	9

Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION	43

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	61

Item 5. Other Information	62

Item 6. Exhibits	62

Signature	63

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	March 27, 2026	June 27, 2025
Assets
Current assets
Cash and cash equivalents	$356,562	$306,425
Short-term investments	588,674	627,819
Trade accounts receivable, net of allowance for expected credit losses of $1,181 and $1,344, respectively	908,544	758,894
Inventories	875,988	581,015
Prepaid expenses	38,196	38,476
Other current assets	177,476	116,210
Total current assets	2,945,440	2,428,839
Non-current assets
Long-term restricted cash	694	—
Property, plant and equipment, net	524,973	380,640
Intangibles, net	2,392	2,156
Operating right-of-use assets	4,434	5,768
Deferred tax assets	17,266	13,406
Other non-current assets	13,787	623
Total non-current assets	563,546	402,593
Total Assets	$3,508,986	$2,831,432
Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	859,004	637,417
Fixed assets payable	65,307	40,781
Operating lease liabilities, current portion	1,462	1,792
Income tax payable	7,611	7,939
Accrued payroll, bonus and related expenses	30,845	24,566
Accrued expenses	36,418	30,630
Severance liabilities, current portion	1,981	—
Other payables	152,915	66,717
Total current liabilities	1,155,543	809,842
Non-current liabilities
Deferred tax liability	1,216	1,595
Operating lease liability, non-current portion	2,963	3,679
Severance liabilities	31,501	31,225
Other non-current liabilities	13,052	3,279
Total non-current liabilities	48,732	39,778
Total Liabilities	1,204,275	849,620
Commitments and contingencies (Note 14)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of March 27, 2026 and June 27, 2025)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,717,065 shares and 39,602,152 shares issued as of March 27, 2026 and June 27, 2025, respectively; and 35,829,221 shares and 35,728,074 shares outstanding as of March 27, 2026 and June 27, 2025, respectively)	397	396
Additional paid-in capital	243,038	237,881
Less: Treasury shares (3,887,844 shares and 3,874,078 shares as of March 27, 2026 and June 27, 2025, respectively)	(365,287)	(360,056)
Accumulated other comprehensive income (loss)	(501)	10,294
Retained earnings	2,427,064	2,093,297
Total Shareholders’ Equity	2,304,711	1,981,812
Total Liabilities and Shareholders’ Equity	$3,508,986	$2,831,432
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended		Nine Months Ended
(in thousands of U.S. dollars, except per share data)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Revenues	$1,214,293	$871,799	$3,325,309	$2,509,635
Cost of revenues	(1,069,954)	(769,616)	(2,926,849)	(2,207,577)
Gross profit	144,339	102,183	398,460	302,058
Selling, general and administrative expenses	(24,295)	(22,063)	(69,822)	(65,300)
Restructuring and other related costs	—	(1,264)	—	(1,367)
Operating income	120,044	78,856	328,638	235,391
Interest income	7,421	10,145	25,393	32,392
Foreign exchange gain (loss), net	6,989	(2,675)	1,715	(5,728)
Other income (expense), net	(212)	(30)	(351)	(111)
Income before income taxes	134,242	86,296	355,395	261,944
Income tax expense	(9,029)	(5,006)	(21,628)	(16,624)
Net income	125,213	81,290	333,767	245,320
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	(2,966)	3,350	(1,325)	9,647
Change in net unrealized gain (loss) on derivative instruments	(11,946)	1,790	(9,382)	907
Change in foreign currency translation adjustment	(28)	1,060	(88)	1,136
Total other comprehensive income (loss), net of tax	(14,940)	6,200	(10,795)	11,690
Net comprehensive income	$110,273	$87,490	$322,972	$257,010
Earnings per share
Basic	$3.49	$2.26	$9.32	$6.80
Diluted	$3.45	$2.25	$9.22	$6.75
Weighted-average number of ordinary shares outstanding (in thousands of shares)
Basic	35,828	35,914	35,809	36,094
Diluted	36,301	36,172	36,217	36,327

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended March 27, 2026

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at December 26, 2025	39,709,931	$397	$233,235	$(365,136)	$14,439	$2,301,851	$2,184,786
Net income	—	—	—	—	—	125,213	125,213
Other comprehensive income (loss)	—	—	—	—	(14,940)	—	(14,940)
Share-based compensation	—	—	8,541	—	—	—	8,541
Customer warrant	—	—	2,028	—	—	—	2,028
Issuance of ordinary shares	7,134	—	—	—	—	—	—
Repurchase of 357 shares held as treasury shares	—	—	—	(151)	—	—	(151)
Tax withholdings related to net share settlement of restricted share units	—	—	(766)	—	—	—	(766)
Balances at March 27, 2026	39,717,065	$397	$243,038	$(365,287)	$(501)	$2,427,064	$2,304,711

For the Nine Months Ended March 27, 2026

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 27, 2025	39,602,152	$396	$237,881	$(360,056)	$10,294	$2,093,297	$1,981,812
Net income	—	—	—	—	—	333,767	333,767
Other comprehensive income (loss)	—	—	—	—	(10,795)	—	(10,795)
Share-based compensation	—	—	26,369	—	—	—	26,369
Customer warrant	—	—	3,177	—	—	—	3,177
Issuance of ordinary shares	114,913	1	(1)	—	—	—	—
Repurchase of 13,766 shares held as treasury shares	—	—	—	(5,231)	—	—	(5,231)
Tax withholdings related to net share settlement of restricted share units	—	—	(24,388)	—	—	—	(24,388)
Balances at March 27, 2026	39,717,065	$397	$243,038	$(365,287)	$(501)	$2,427,064	$2,304,711

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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended
(in thousands of U.S. dollars)	March 27, 2026	March 28, 2025
Cash flows from operating activities
Net income for the period	$333,767	$245,320
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	48,761	39,223
(Gain) loss on disposal of property, plant and equipment and intangibles	45	(39)
Amortization of discount (premium) of short-term investments	(3,622)	(3,435)
Inventory obsolescence impairment	2,389	—
(Reversal of) allowance for expected credit losses	(163)	(374)
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	(3,544)	4,067
Share-based compensation	26,369	24,903
Customer warrant	3,177	3,929
Deferred income tax expense (benefit)	(3,333)	(4,182)
Other non-cash expenses	285	82
Changes in operating assets and liabilities
Trade accounts receivable	(150,082)	(65,271)
Inventories	(297,362)	(68,132)
Other current assets and non-current assets	(77,518)	(2,357)
Trade accounts payable	225,741	79,196
Income tax payable	(328)	4,180
Accrued expenses	(5,539)	12,643
Other payables	91,155	(152)
Severance liabilities	2,663	2,131
Other current liabilities and non-current liabilities	8,897	1,540
Net cash provided by operating activities	201,758	273,272
Cash flows from investing activities
Purchase of short-term investments	(241,255)	(304,189)
Proceeds from maturities of short-term investments	282,697	122,129
Purchase of property, plant and equipment	(160,634)	(70,668)
Purchase of intangibles	(682)	(514)
Proceeds from disposal of property, plant and equipment	57	116
Net cash used in investing activities	(119,817)	(253,126)
Cash flows from financing activities
Repurchase of ordinary shares	(5,231)	(103,475)
Withholding tax related to net share settlement of restricted share units	(24,388)	(20,918)
Net cash used in financing activities	(29,619)	(124,393)
Net increase (decrease) in cash, cash equivalents and restricted cash	$52,322	$(104,247)
Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at the beginning of period	$306,425	$409,973
Increase (decrease) in cash, cash equivalents and restricted cash	52,322	(104,247)
Effect of exchange rate on cash, cash equivalents and restricted cash	(1,491)	1,179
Cash, cash equivalents and restricted cash at the end of period	$357,256	$306,905
Non-cash investing and financing activities
Construction, software and equipment-related payables	$65,307	$33,101

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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(in thousands of U.S. dollars)	As of March 27, 2026	As of March 28, 2025
Cash and cash equivalents	$356,562	$306,905
Restricted cash	694	—
Cash, cash equivalents and restricted cash	$357,256	$306,905

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
2.    Accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of March 27, 2026 and for the three and nine months ended March 27, 2026 and March 28, 2025 include normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or "GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 27, 2025.
The balance sheet as of June 27, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three and nine months ended March 27, 2026 may not be indicative of results for the year ending June 26, 2026 or any future periods.
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

Fiscal years
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended March 27, 2026 and March 28, 2025 consisted of 13 weeks. The nine months ended March 27, 2026 and March 28, 2025 consisted of 39 weeks. Fiscal year 2026 will comprise 52 weeks and will end on June 26, 2026.
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
The following table presents total revenues by geographic region:

(in thousands, except percentages)	Three Months Ended March 27, 2026	As a % of Total Revenues	Nine Months Ended March 27, 2026	As a % of Total Revenues
North America
U.S.	$630,218		$1,578,178
Others (1)	2,811		7,697
Total revenue in North America	633,029	52.1%	1,585,875	47.7%
Asia-Pacific and others
Israel	211,394		675,638
India	103,660		314,303
Hong Kong	39,364		116,947
Malaysia	29,889		89,873
Thailand	25,121		70,244
China	16,781		51,838
Singapore	14,777		52,529
Japan	11,991		33,411
Others	904		2,893
Total revenue in Asia-Pacific and others	453,881	37.4%	1,407,676	42.3%
Europe
U.K.	89,641		204,836
Germany	10,850		33,882
Finland	8,455		37,994
Others	18,437		55,046
Total revenue in Europe	$127,383	10.5%	$331,758	10.0%
Total revenue	$1,214,293	100.0%	$3,325,309	100.0%

(in thousands, except percentages)	Three Months Ended March 28, 2025	As a % of Total Revenues	Nine Months Ended March 28, 2025	As a % of Total Revenues
North America
U.S.	$401,769		$1,080,701
Others (1)	1,357		4,306
Total revenue in North America	403,126	46.2%	1,085,007	43.2%
Asia-Pacific and others
Israel	226,406		758,030
India	86,027		238,486
Hong Kong	26,773		65,735
Thailand	15,995		41,185
China	14,694		40,216
Singapore	10,704		33,948
Japan	10,425		27,980
Malaysia	8,224		23,287
Others	589		1,790
Total revenue in Asia-Pacific and others	399,837	45.9%	1,230,657	49.0%
Europe
U.K.	36,905		108,617
Germany	11,822		32,033
Others	20,109		53,321
Total revenue in Europe	$68,836	7.9%	$193,971	7.8%
Total revenue	$871,799	100.0%	$2,509,635	100.0%
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each period presented is $0.
The following table presents revenues by end market and product category:

(in thousands, except percentages)	Three Months Ended March 27, 2026	As a % of Total Revenues	Nine Months Ended March 27, 2026	As a % of Total Revenues
Optical communications
Telecom	$431,366		$1,179,334
Datacom	260,442		811,680
Datacenter interconnect (1)	196,896		477,176
Total revenue - Optical communications	$888,704	73.2%	$2,468,190	74.2%
Non-optical communications
Automotive	$115,499		$354,403
High-performance computing (2)	106,746		207,705
Industrial laser	44,171		125,282
Others	59,173		169,729
Total revenue - Non-optical communications	$325,589	26.8%	$857,119	25.8%
Total revenue	$1,214,293	100.0%	$3,325,309	100.0%

(in thousands, except percentages)	Three Months Ended March 28, 2025	As a % of Total Revenues	Nine Months Ended March 28, 2025	As a % of Total Revenues
Optical communications
Telecom	$302,736		$776,373
Datacom	251,105		879,087
Datacenter interconnect (1)	103,390		275,236
Total revenue - Optical communications	$657,231	75.4%	$1,930,696	76.9%
Non-optical communications
Automotive	$129,468		$336,456
Industrial laser	40,464		113,332
Others	44,636		129,151
Total revenue - Non-optical communications	$214,568	24.6%	$578,939	23.1%
Total revenue	$871,799	100.0%	$2,509,635	100.0%
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
As of March 27, 2026 and June 27, 2025, the Company's contract assets were de minimis.
A contract liability is recognized when the Company has advance payment arrangements with customers. Contract liabilities are recognized in the unaudited condensed consolidated balance sheets under other payables. The contract liabilities balance is normally recognized as revenue within six months.
The following table summarizes the activity in the Company’s contract liabilities:

	Nine Months Ended
(in thousands)	March 27, 2026	March 28, 2025
Balance at the beginning of period	$14,467	$7,846
Advance payments received during the period	72,650	11,534
Revenue recognized	(28,290)	(10,455)
Balance at the end of period	$58,827	$8,925
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
For the three months ended March 27, 2026 and March 28, 2025, the Company recognized $2.0 million and $3.9 million, respectively, as a reduction to revenue on the unaudited condensed consolidated statements of operations.

For the nine months ended March 27, 2026 and March 28, 2025, the Company recognized $3.2 million and $3.9 million, respectively, as a reduction to revenue on the unaudited condensed consolidated statements of operations.
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
Earnings per ordinary share was calculated as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Net income attributable to shareholders	$125,213	$81,290	$333,767	$245,320
Weighted-average number of ordinary shares outstanding	35,828	35,914	35,809	36,094
Incremental shares arising from the assumed vesting of restricted share units and performance share units	249	243	220	228
Incremental shares arising from the assumed vesting of customer warrant	224	15	188	5
Weighted-average number of ordinary shares for diluted earnings per ordinary share	36,301	36,172	36,217	36,327
Basic earnings per ordinary share	$3.49	$2.26	$9.32	$6.80
Diluted earnings per ordinary share	$3.45	$2.25	$9.22	$6.75
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (1)	1	—	1	—
(1)These performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.

5.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments are as follows:

			Fair Value
(in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Short-term Investments	Other Investments
As of March 27, 2026
Cash	$226,832	$—	$226,832	$—	$—
Cash equivalents	129,730	—	129,730	—	—
Certificates of deposit and time deposits	75,782	468	—	76,250	—
Corporate debt securities	204,889	7,349	—	212,238	—
U.S. agency and U.S. treasury securities	300,612	(426)	—	300,186	—
Total	$937,845	$7,391	$356,562	$588,674	$—
As of June 27, 2025
Cash	$295,242	$—	$295,242	$—	$—
Cash equivalents	11,183	—	11,183	—	—
Certificates of deposit and time deposits	144,730	1,022	—	145,752	—
Corporate debt securities	183,076	6,897	—	189,973	—
U.S. agency and U.S. treasury securities	291,295	799	—	292,094	—
Total	$925,526	$8,718	$306,425	$627,819	$—
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
The following table summarizes the cost and estimated fair value of debt securities classified as available-for-sale securities based on stated effective maturities as of March 27, 2026 and June 27, 2025:

	March 27, 2026		June 27, 2025
(in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$75,782	$76,250	$128,958	$129,977
Due between one to five years	505,501	512,424	490,143	497,842
Total	$581,283	$588,674	$619,101	$627,819

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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of March 27, 2026
Assets
Cash equivalents	$—	$129,730		$—	$129,730
Certificates of deposit and time deposits	—	76,250		—	76,250
Corporate debt securities	—	212,238		—	212,238
U.S. agency and U.S. treasury securities	—	300,186		—	300,186
Total	$—	$718,404		$—	$718,404
Liabilities
Derivative liabilities – current portion	$—	$(10,835)	(1)	$—	$(10,835)
Total	$—	$(10,835)		$—	$(10,835)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 27, 2025
Assets
Cash equivalents	$—	$11,183		$—	$11,183
Certificates of deposit and time deposits	—	145,752		—	145,752
Corporate debt securities	—	189,973		—	189,973
U.S. agency and U.S. treasury securities	—	292,094		—	292,094
Derivative assets – current portion	—	2,961	(2)	—	2,961
Total	$—	$641,963		$—	$641,963
Liabilities
Derivative liabilities – current portion	$—	$(105)	(3)	$—	$(105)
Total	$—	$(105)		$—	$(105)
(1)Foreign currency forward contracts with an aggregate notional amount of $253.0 million and 0.4 million Canadian dollars.
(2)Foreign currency forward contracts with an aggregate notional amount of $130.0 million and 0.5 million Canadian dollars.
(3)Foreign currency forward contracts with an aggregate notional amount of $35.0 million.
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
As of March 27, 2026, the Company had 253 outstanding U.S. dollar foreign currency forward contracts against Thai baht, with an aggregate notional amount of $253.0 million and maturity dates ranging from April 2026 through October 2026 and one outstanding Canadian dollar foreign currency forward contract with a notional amount of 0.4 million Canadian dollars and a maturity date in June 2026.
As of June 27, 2025, the Company had 165 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $165.0 million and maturity dates ranging from July 2025 through December 2025, and one outstanding foreign currency contract with a notional amount of 0.5 million Canadian dollars and a maturity date in September 2025.
As of March 27, 2026, the hedging relationship over foreign currency forward contracts designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of March 27, 2026, the amount in accumulated other comprehensive income (“AOCI”) expected to be reclassified into earnings within 12 months was a loss of $8.9 million.
As of June 27, 2025, the hedging relationship over foreign currency forward contracts designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. As of June 27, 2025, the amount in AOCI expected to be reclassified into earnings within 12 months as gain was $1.5 million.
During the three and nine months ended March 27, 2026, the Company included an unrealized loss of $4.2 million and $4.3 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.
During the three and nine months ended March 28, 2025, the Company included unrealized gain of $1.6 million and $0.6 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.

The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended		Nine Months Ended
(in thousands)	Financial statements line item	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income (loss)	$(16,187)	$1,505	$(13,678)	$1,448
Total derivatives gain (loss) recognized in other comprehensive income (loss)		$(16,187)	$1,505	$(13,678)	$1,448
Derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings:
Foreign currency forward contracts	Cost of revenues	$(3,399)	$2,255	$(4,172)	$(2,231)
Foreign currency forward contracts	SG&A	(257)	176	(316)	(169)
Foreign currency forward contracts	Foreign exchange gain (loss), net	6,646	(1,963)	7,707	1,970
Total derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings		$2,990	$468	$3,219	$(430)
Change in net unrealized gain (loss) on derivatives instruments		$(13,197)	$1,973	$(10,459)	$1,018
Fair value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	March 27, 2026		June 27, 2025
(in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$—	$(2,012)	$1,303	$(12)
Derivatives designated as hedging instruments
Foreign currency forward contracts	—	(8,823)	1,658	(93)
Derivatives, gross balances	$—	$(10,835)	$2,961	$(105)
The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets
Fair Value of Derivative Liabilities	Accrued expenses
7.    Inventories

(in thousands)	As of March 27, 2026	As of June 27, 2025
Raw materials	$240,422	$145,128
Work in progress	544,218	377,736
Finished goods	35,373	33,016
Goods in transit	55,975	25,135
Total inventories	$875,988	$581,015

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
Operating leases
As of March 27, 2026, the maturities of the Company’s operating lease liabilities, by fiscal year, were as follows:

(in thousands)
2026 (remaining three months)	$838
2027	1,399
2028	935
2029	873
2030	451
Thereafter	979
Total undiscounted lease payments	5,475
Less imputed interest	(1,050)
Total present value of lease liabilities	$4,425	(1)
(1)    Includes current portion of operating lease liabilities of $1.5 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term.
Rental expense for long-term leases for the three and nine months ended March 27, 2026 was $0.5 million and $1.6 million, respectively, and for the three and nine months ended March 28, 2025 was $0.5 million and $1.4 million, respectively.
Rental expense for short-term leases for the three and nine months ended March 27, 2026 and March 28, 2025 was de minimis.
The following summarizes additional information related to the Company’s operating leases:

	As of March 27, 2026	As of June 27, 2025
Weighted-average remaining lease term (in years)	4.9	5.5
Weighted-average discount rate	6.9%	6.6%
The following table presents supplemental disclosure for the unaudited condensed consolidated statements of cash flows related to operating leases for the three and nine months ended March 27, 2026 and March 28, 2025:

	Three Months Ended		Nine Months Ended
(in thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$478	$513	$1,693	$1,758
ROU assets obtained in exchange for lease liabilities	$—	$47	$182	$1,984

9.    Intangibles
The following tables present details of the Company’s intangibles:

(in thousands)	As of March 27, 2026	As of June 27, 2025
Software
Gross carrying amount	$13,077	$12,159
Accumulated amortization	(10,685)	(10,003)
Net	$2,392	$2,156
The Company recorded amortization expense relating to intangibles of $0.3 million and $0.2 million for the three months ended March 27, 2026 and March 28, 2025, respectively, and $0.7 million for each of the nine months ended March 27, 2026 and March 28, 2025.
The weighted-average remaining life of software was:

(years)	As of March 27, 2026	As of June 27, 2025
Software	2.9	3.6
Based on the carrying amount of intangibles as of March 27, 2026, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(in thousands)
2026 (remaining three months)	$224
2027	767
2028	603
2029	402
2030	275
Thereafter	121
Total	$2,392
10.    Income taxes
As of March 27, 2026 and June 27, 2025, the liability for uncertain tax positions including accrued interest and penalties was $4.4 million and $2.2 million, respectively.
The Company files income tax returns in the United States and foreign tax jurisdictions. The tax years from 2018 to 2024 remain open to examination by U.S. federal and state, and foreign tax authorities. The Company is currently under examination by the U.S. Internal Revenue Service (“IRS”) for fiscal year 2022. In fiscal year 2025, the IRS completed its examination of the Company’s U.S. subsidiaries for fiscal year 2022 and fiscal year 2023. The Company’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of Fabrinet and each of its subsidiaries, adjusted for discrete items arising in that quarter. If the Company’s estimated annual effective tax rate changes, the Company makes a cumulative adjustment in that quarter.
The effective tax rate for the Company for the three months ended March 27, 2026 and March 28, 2025 was 6.7% and 5.8%, respectively, of net income. The increase was due to an increase in income subject to tax.
The effective tax rate for the Company for the nine months ended March 27, 2026 and March 28, 2025 was 6.1% and 6.3%, respectively, of net income. The decrease was due to an increase in income not subject to tax.
11.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.

The effect of recording share-based compensation expense for the three and nine months ended March 27, 2026 and March 28, 2025 was as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Share-based compensation expense by type of award:
Restricted share units	$5,184	$4,777	$16,887	$15,920
Performance share units	3,357	3,006	9,482	8,983
Total share-based compensation expense	8,541	7,783	26,369	24,903
Tax effect on share-based compensation expense	—	—	—	—
Net effect on share-based compensation expense	$8,541	$7,783	$26,369	$24,903
Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Cost of revenue	$2,531	$2,221	$8,694	$7,883
Selling, general and administrative expense	6,010	5,562	17,675	17,020
Total share-based compensation expense	$8,541	$7,783	$26,369	$24,903
The Company did not capitalize any share-based compensation expense as part of any asset costs during the three and nine months ended March 27, 2026 and March 28, 2025.
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
The 2020 Plan and 2017 Inducement Plan are collectively referred to as the “Equity Incentive Plans.”
The following table summarizes the number of equity awards outstanding and ordinary shares available for grant under each of the Equity Incentive Plans as of March 27, 2026:

(share units)	Restricted Share Units outstanding	Performance Share Units outstanding	Ordinary Shares available for future grant
2020 Plan	217,526	95,196	1,458,348
2017 Inducement Plan	—	—	111,347
Total	217,526	95,196	1,569,695
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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 27, 2025	263,014	$187.00
Granted	76,492	$299.63
Vested	(113,827)	$167.65
Forfeited	(8,153)	$227.15
Balance as of March 27, 2026	217,526	$236.16

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2024	306,660	$129.01
Granted	111,922	$259.19
Vested	(132,797)	$118.43
Forfeited	(15,297)	$165.48
Balance as of March 28, 2025	270,488	$186.00
The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 27, 2025	120,916	$198.90
Granted	48,806	$277.04
Vested	(73,936)	$158.91
Forfeited	(590)	$261.84
Balance as of March 27, 2026	95,196	$269.63

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 28, 2024	171,078	$135.31
Granted	46,980	$261.84
Vested	(97,142)	117.35
Forfeited	—	$—
Balance as of March 28, 2025	120,916	$198.90
As of March 27, 2026, there was $21.2 million and $11.0 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.6 and 1.2 years, respectively.
For the nine months ended March 27, 2026 and March 28, 2025, the Company withheld an aggregate of 72,850 shares and 90,792 shares, respectively, upon the vesting of restricted share units and performance shares units, based upon the closing share price on the vesting date to settle employee tax withholding obligations. For the nine months ended March 27, 2026 and March 28, 2025, the Company then remitted cash of $24.4 million and $20.9 million, respectively, to the appropriate taxing authorities and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.

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
As of March 27, 2026 and June 27, 2025, 70,662 and 38,192 Warrant Shares, respectively, were vested and remained unexercised.
12.    Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three and nine months ended March 27, 2026, Fabrinet issued 7,134 and 114,913 ordinary shares, respectively, upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
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
During the nine months ended March 27, 2026, 13,766 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $379.99, for an aggregate purchase price of $5.2 million. As of March 27, 2026, the Company had a remaining authorization to repurchase up to $169.0 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

13.    Accumulated other comprehensive income (loss)
The changes in AOCI for the nine months ended March 27, 2026 and March 28, 2025 were as follows:

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Total
Balance as of June 27, 2025	$8,714	$1,334	$246	$10,294
Other comprehensive income (loss) before reclassification	(1,325)	(13,678)	(88)	(15,091)
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	—	3,219	—	3,219
Tax effects	—	1,077	—	1,077
Other comprehensive income (loss)	$(1,325)	$(9,382)	$(88)	$(10,795)
Balance as of March 27, 2026	$7,389	$(8,048)	$158	$(501)

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Total
Balance as of June 28, 2024	$(1,179)	$(980)	$(982)	$(3,141)
Other comprehensive income (loss) before reclassification	9,647	1,448	1,136	12,231
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	—	(430)	—	(430)
Tax effects	—	(111)	—	(111)
Other comprehensive income (loss)	$9,647	$907	$1,136	$11,690
Balance as of March 28, 2025	$8,468	$(73)	$154	$8,549

14.    Commitments and contingencies
Bank guarantees
As of March 27, 2026 and June 27, 2025, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses of Thai baht 77.3 million and Thai baht 75.7 million, respectively, or approximately $2.3 million for both periods. As of March 27, 2026, the Company had an outstanding bank guarantee on behalf of its subsidiary in China to support the subsidiary's operations of Chinese Renminbi ("RMB") 4.8 million ($0.7 million) and the bank guarantee was backed by cash collateral of $0.7 million. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in Israel to support the subsidiary's operations.
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
As of March 27, 2026, the Company had purchase obligations and other commitments to third parties of $2.74 billion.
Capital expenditures
In February 2025, the Company entered into a construction contract with a local contractor for construction of a new manufacturing building at the Company's Chonburi campus. The contract price is approximately $132.5 million (Thai baht 4.45 billion).
As of March 27, 2026, the Company had total capital expenditure commitments to third parties of $164.7 million.
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
As of March 27, 2026, there was no amount outstanding under the 2023 Credit Facility Agreement.
Under the 2023 Credit Facility Agreement, the Borrowers are required to maintain a debt-to-equity ratio of less than or equal to 1.5 times for Fabrinet Thailand and 1.0 times for the Parent Company.
As of March 27, 2026, the Borrowers were in compliance with all of their financial covenants under the 2023 Credit Facility Agreement.
Other Matters
Following the February 2026 ruling by the United States Supreme Court striking down certain tariffs imposed under the International Emergency Economic Powers Act, U.S. Customs and Border Protection has since announced steps toward an administrative process to address potential tariff refunds. However, the availability, timing, and amount of any potential refunds remain uncertain and are subject to ongoing legal, regulatory, and administrative developments. The Company continues to monitor the situation, including any potential refunds of such tariffs, and evaluate the impact on its results of operations. As of March 27, 2026, the Company evaluated the potential recovery of previously incurred tariffs under a loss‑recovery model and has not recorded a receivable because recovery is not considered probable.

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
As of March 27, 2026, there was no restructuring liability balance.
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
The following table provides information about the Company's revenue, significant segment expenses and other segment expenses:

	Three Months Ended		Nine Months Ended
(in thousands of U.S. dollars, except per share data)	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Revenues	$1,214,293	$871,799	$3,325,309	$2,509,635
Cost of revenues	(1,069,954)	(769,616)	(2,926,849)	(2,207,577)
Gross profit	144,339	102,183	398,460	302,058
Selling, general and administrative expenses	(24,295)	(22,063)	(69,822)	(65,300)
Restructuring and other related costs	—	(1,264)	—	(1,367)
Operating income	120,044	78,856	328,638	235,391
Interest income	7,421	10,145	25,393	32,392
Foreign exchange gain (loss), net	6,989	(2,675)	1,715	(5,728)
Other income (expense), net	(212)	(30)	(351)	(111)
Income before income taxes	134,242	86,296	355,395	261,944
Income tax expense	(9,029)	(5,006)	(21,628)	(16,624)
Net income	$125,213	$81,290	$333,767	$245,320
For the Company’s revenues by geographic region, see “Revenue by Geographic Area, End Market and Product Category” in Note 3.

The following table presents long-lived assets by the country in which they are based:

(in thousands)	March 27, 2026	June 27, 2025
Long-Lived Assets:
Thailand	$475,028	$338,127
U.S.	35,851	30,374
China	15,648	14,378
Israel	2,290	2,727
Others	590	802
Total	$529,407	$386,408
Significant customers
The Company had three customers that each contributed to 10% or more of the Company's total trade accounts receivable as of March 27, 2026 and June 27, 2025.
During the nine months ended March 27, 2026 and March 28, 2025, the Company had four and two customers, respectively, that each contributed 10% or more of the Company's revenues. Such customers together accounted for 58.1% and 47.5% of the Company revenues during the respective periods.
17.    Subsequent events
On March 25, 2026, the Company entered into a share purchase agreement to acquire a 16.0% equity interest in Raytek Semiconductor, Inc. (“Raytek”) for a total purchase price of approximately New Taiwan Dollar ("NT$") 1.02 billion ($32.4 million), subject to customary closing conditions. No amounts related to the investment have been recognized in the accompanying condensed consolidated financial statements for the three and nine months ended March 27, 2026 because the transaction was completed after the fiscal quarter ended.
The Company evaluated the investment under ASC 323, Investments—Equity Method and Joint Ventures, and determined that it does not have significant influence over Raytek's operating and financial policies. Accordingly, the investment is not accounted for under the equity method and instead falls within the scope of ASC 321, Investments—Equity Securities. The Company will account for this investment at cost, subject to adjustments for observable price changes and impairment, as the investment does not have a readily determinable fair value.

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
•our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2026 will be in line with the portion of revenues attributable to such customers during the nine months ended March 27, 2026;
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
Recent Developments
On March 25, 2026, we entered into a share purchase agreement to acquire a 16.0% equity interest in Raytek Semiconductor, Inc. (“Raytek”) for approximately NT$1.02 billion ($32.4 million), subject to customary closing conditions. The investment will be accounted for as an equity security measured at cost, as we do not expect to have significant influence over the investee.
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
The percentage of our revenues generated from a bill-to location outside of North America decreased from 53.8% in the three months ended March 28, 2025 to 47.9% in the three months ended March 27, 2026, primarily because of an increase in revenue from customers in the United States.
The percentage of our revenues generated from a bill-to location outside of North America decreased from 56.8% in the nine months ended March 28, 2025 to 52.3% in the nine months ended March 27, 2026, primarily because of an increase in revenue from customers in the United States.

Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2026 will be in line with the portion of revenues attributable to such customers during the nine months ended March 27, 2026.
The following table presents percentages of total revenues by geographic region:

	Three Months Ended		Nine Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
North America	52.1%	46.2%	47.7%	43.2%
Asia-Pacific and others	37.4	45.9	42.3	49.0
Europe	10.5	7.9	10.0	7.8
	100.0%	100.0%	100.0%	100.0%
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
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of March 27, 2026			As of June 27, 2025
(in thousands, except percentages)	Foreign Currency	$	%	Foreign Currency	$	%
Assets
Thai baht	1,340,453	40,719	78.0%	1,812,680	55,689	86.3%
RMB	62,563	9,049	17.4	43,637	6,092	9.4
GBP	1,804	2,408	4.6	2,031	2,790	4.3
Total		$52,176	100.0%		$64,571	100.0%
Liabilities
Thai baht	5,881,607	178,664	93.5%	4,434,661	136,242	91.5%
RMB	84,938	12,285	6.4	89,583	12,507	8.4
GBP	107	143	0.1	106	146	0.1
Total		$191,092	100.0%		$148,895	100.0%
The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued employee benefits and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of March 27, 2026, there was $253.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 27, 2025, there was $165.0 million of foreign currency forward contracts outstanding on the Thai baht payables.

The RMB assets represent cash and cash equivalents, trade accounts receivable, other receivables, and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued payroll, bonus and related expenses, and other payables. As of March 27, 2026 and June 27, 2025, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable, accrued expenses, and other payables. As of March 27, 2026 and June 27, 2025, we did not have any derivative contracts denominated in GBP.
For the three months ended March 27, 2026 and March 28, 2025, we recorded an unrealized loss of $4.2 million and unrealized gain of $1.6 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
For the nine months ended March 27, 2026 and March 28, 2025, we recorded an unrealized loss of $4.3 million and unrealized gain of $0.6 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
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
As of March 27, 2026, the corporate income tax rates for our subsidiaries in the PRC, the U.S., the U.K. and Israel are 25%, 21%, 25% and 23%, respectively.
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

(in thousands)	Three Months Ended		Nine Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Revenues	$1,214,293	$871,799	$3,325,309	$2,509,635
Cost of revenues	(1,069,954)	(769,616)	(2,926,849)	(2,207,577)
Gross profit	144,339	102,183	398,460	302,058
Selling, general and administrative expenses	(24,295)	(22,063)	(69,822)	(65,300)
Restructuring and other related costs	—	(1,264)	—	(1,367)
Operating income	120,044	78,856	328,638	235,391
Interest income	7,421	10,145	25,393	32,392
Foreign exchange gain (loss), net	6,989	(2,675)	1,715	(5,728)
Other income (expense), net	(212)	(30)	(351)	(111)
Income before income taxes	134,242	86,296	355,395	261,944
Income tax expense	(9,029)	(5,006)	(21,628)	(16,624)
Net income	125,213	81,290	333,767	245,320
Other comprehensive income (loss), net of tax	(14,940)	6,200	(10,795)	11,690
Net comprehensive income	$110,273	$87,490	$322,972	$257,010
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	March 27, 2026	March 28, 2025	March 27, 2026	March 28, 2025
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	(88.1)	(88.3)	(88.0)	(88.0)
Gross profit	11.9	11.7	12.0	12.0
Selling, general and administrative expenses	(2.0)	(2.5)	(2.1)	(2.6)
Restructuring and other related costs	—	(0.2)	—	(0.0)
Operating income	9.9	9.0	9.9	9.4
Interest income	0.6	1.2	0.7	1.3
Foreign exchange gain (loss), net	0.6	(0.3)	0.1	(0.2)
Other income (expense), net	(0.0)	(0.0)	(0.0)	(0.0)
Income before income taxes	11.1	9.9	10.7	10.5
Income tax expense	(0.8)	(0.6)	(0.7)	(0.7)
Net income	10.3	9.3	10.0	9.8
Other comprehensive income (loss), net of tax	(1.2)	0.7	(0.3)	0.4
Net comprehensive income	9.1%	10.0%	9.7%	10.2%

The following table sets forth our revenues by end market and product category for the periods indicated.

(in thousands, except percentages)	Three Months Ended March 27, 2026	As a % of Total Revenues	Nine Months Ended March 27, 2026	As a % of Total Revenues
Optical communications
Telecom	$431,366		$1,179,334
Datacom	260,442		811,680
Datacenter interconnect (1)	196,896		477,176
Total revenue - Optical communications	$888,704	73.2%	$2,468,190	74.2%
Non-optical communications
Automotive	$115,499		$354,403
High-performance computing (2)	106,746		207,705
Industrial laser	44,171		125,282
Others	59,173		169,729
Total revenue - Non-optical communications	$325,589	26.8%	$857,119	25.8%
Total revenue	$1,214,293	100.0%	$3,325,309	100.0%

(in thousands, except percentages)	Three Months Ended March 28, 2025	As a % of Total Revenues	Nine Months Ended March 28, 2025	As a % of Total Revenues
Optical communications
Telecom	$302,736		$776,373
Datacom	251,105		879,087
Datacenter interconnect (1)	103,390		275,236
Total revenue - Optical communications	$657,231	75.4%	$1,930,696	76.9%
Non-optical communications
Automotive	$129,468		$336,456
Industrial laser	40,464		113,332
Others	44,636		129,151
Total revenue - Non-optical communications	$214,568	24.6%	$578,939	23.1%
Total revenue	$871,799	100.0%	$2,509,635	100.0%
(1)Datacenter interconnect (DCI) modules are opto-electronic modules used to connect two or more geographically separated data centers.
(2)High-performance computing (HPC) products are massively parallel computing systems built from interconnected high-performance processors, accelerators, high-speed memory, and low-latency networking to solve complex, compute-intensive problems.
Comparison of Three and Nine Months Ended March 27, 2026 with Three and Nine Months Ended March 28, 2025
Revenues
Our revenues increased by $342.5 million, or 39.3%, to $1,214.3 million for the three months ended March 27, 2026, compared with $871.8 million for the three months ended March 28, 2025. This increase was primarily due to an increase in our key customers’ demand for both optical communications products and non-optical communications products. Revenues from optical communications products, which represented $888.7 million, or 73.2%, of our revenues for the three months ended March 27, 2026, increased by $231.5 million, or 35.2%, compared to the same period in the prior fiscal year, mainly due to an increase in revenues from telecommunication products and datacenter interconnect products during the three months ended March 27, 2026. Revenues from non-optical communications products, which represented $325.6 million, or 26.8%, of our revenues for the three months ended March 27, 2026, increased by $111.0 million, or 51.7%, compared to the same period in the prior fiscal year, primarily due to high demand for high-performance computing, and partially offset with a decrease in revenue from automotive.

Our revenues increased by $815.7 million, or 32.5%, to $3,325.3 million for the nine months ended March 27, 2026, compared with $2,509.6 million for the nine months ended March 28, 2025. This increase was primarily due to an increase in our key customers’ demand for both optical communications products and non-optical communications products. Revenues from optical communications products, which represented $2,468.2 million, or 74.2%, of our revenues for the nine months ended March 27, 2026, increased by $537.5 million, or 27.8%, compared to the same period in the prior fiscal year, mainly due to an increase in revenues from telecommunication products and datacenter interconnect products, and partially offset with a decrease in revenues from data communication products during the nine months ended March 27, 2026. Revenues from non-optical communications products, which represented $857.1 million, or 25.8%, of our revenues for the nine months ended March 27, 2026, increased by $278.2 million, or 48.0%, compared to the same period in the prior fiscal year, primarily due to high demand for high-performance computing.
Cost of revenues
Our cost of revenues increased by $300.4 million, or 39.0%, to $1,070.0 million, or 88.1% of revenues, for the three months ended March 27, 2026, compared with $769.6 million, or 88.3% of revenues, for the three months ended March 28, 2025. The increase was in line with the increase in sales volume.
Our cost of revenues increased by $719.2 million, or 32.6%, to $2,926.8 million, or 88.0% of revenues, for the nine months ended March 27, 2026, compared with $2,207.6 million, or 88.0% of revenues, for the nine months ended March 28, 2025. This increase was in line with the increase in sales volume.
Gross profit
Our gross profit increased by $42.1 million, or 41.2%, to $144.3 million, or 11.9% of revenues, for the three months ended March 27, 2026, compared with $102.2 million, or 11.7% of revenues, for the three months ended March 28, 2025. The increase was primarily due to an increase in sales volume.
Our gross profit increased by $96.4 million, or 31.9%, to $398.5 million, or 12.0% of revenues, for the nine months ended March 27, 2026, compared with $302.1 million, or 12.0% of revenues, for the nine months ended March 28, 2025. The increase was primarily due to an increase in sales volume.
SG&A expenses
Our SG&A expenses increased by $2.2 million, or 10.0%, to $24.3 million, or 2.0% of revenues, for the three months ended March 27, 2026, compared with $22.1 million, or 2.5% of revenues, for the three months ended March 28, 2025. The increase was primarily due to (1) an increase in severance expenses of $0.6 million, (2) an increase in R&D expenses of $0.5 million, (3) an increase in share-based compensation expenses of $0.4 million, (4) an increase in executive compensation related expenses of $0.4 million, and (5) an increase in information technology related expenses of $0.3 million.
Our SG&A expenses increased by $4.5 million, or 6.9%, to $69.8 million, or 2.1% of revenues, for the nine months ended March 27, 2026, compared with $65.3 million, or 2.6% of revenues, for the nine months ended March 28, 2025. The increase was primarily due to (1) an increase in information technology related expenses of $1.8 million, mainly from network, security system and new hardware costs, (2) an increase in executive compensation related expenses of $1.2 million, (3) an increase in share-based compensation expenses of $0.7 million, (4) an increase in R&D expenses of $0.3 million, (5) an increase in severance expenses of $0.3 million, and (6) a net increase in the allowance for expected credit losses of $0.2 million.
Restructuring and other related costs
We had no restructuring costs for the three and nine months ended March 27, 2026. We recorded restructuring and other related costs for the three and nine months ended March 28, 2025 of $1.3 million and $1.4 million, respectively, due to restructuring of operations in our subsidiary in Thailand.
Operating income
Our operating income increased by $41.1 million, or 52.1%, to $120.0 million, or 9.9% of revenues, for the three months ended March 27, 2026, compared with $78.9 million, or 9.0% of revenues, for the three months ended March 28, 2025. The increase was primarily due to an increase in revenues.
Our operating income increased by $93.2 million, or 39.6%, to $328.6 million, or 9.9% of revenues, for the nine months ended March 27, 2026, compared with $235.4 million, or 9.4% of revenues, for the nine months ended March 28, 2025. The increase was primarily due to an increase in revenues.

Interest income
Our interest income decreased by $2.7 million, or 26.7%, to $7.4 million, or 0.6% of revenues, for the three months ended March 27, 2026, compared with $10.1 million, or 1.2% of revenues, for the three months ended March 28, 2025. The decrease was primarily due to a decrease in average cash balance and short-term investment and a decrease of weighted average interest income rate during the three months ended March 27, 2026 compared to the same period in the prior fiscal year.
Our interest income decreased by $7.0 million, or 21.6%, to $25.4 million, or 0.7% of revenues, for the nine months ended March 27, 2026, compared with $32.4 million, or 1.3% of revenues, for the nine months ended March 28, 2025. The decrease was primarily due to a decrease in average cash balance and short-term investment and a decrease of weighted average interest income rate during the nine months ended March 27, 2026 compared to same period in the prior fiscal year.
Foreign exchange gain (loss), net
We recorded foreign exchange gain, net of $7.0 million, or 0.6% of revenues, for the three months ended March 27, 2026, compared with foreign exchange loss, net of $2.7 million, or 0.3% of revenues, for the three months ended March 28, 2025. The foreign exchange gain was mainly due to (1) unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $12.7 million, (2) unrealized gain from revaluation of currencies other than Thai baht of $2.4 million, and (3) lower foreign exchange loss, totaling $0.9 million from our subsidiaries in the PRC and the U.K, offset by (1) unrealized loss from mark-to-market forward contracts of $5.9 million, and (2) realized loss from payment/receipt of $0.4 million.
We recorded foreign exchange gain, net of $1.7 million, or 0.1% of revenues, for the nine months ended March 27, 2026, compared with foreign exchange loss, net of $5.7 million, or 0.2% of revenues, for the nine months ended March 28, 2025. The foreign exchange gain was mainly due to (1) unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $11.2 million, (2) unrealized gain from revaluation of currencies other than Thai baht of $2.5 million, and (3) lower foreign exchange loss, totaling $0.6 million from our subsidiaries in the PRC and the U.K, offset by (1) unrealized loss from mark-to-market forward contracts of $5.0 million, and (2) an increase realized loss from payment/receipt of $1.9 million.
Income before income taxes
We recorded income before income taxes of $134.2 million for the three months ended March 27, 2026, compared with $86.3 million for the three months ended March 28, 2025.
We recorded income before income taxes of $355.4 million for the nine months ended March 27, 2026, compared with $261.9 million for the nine months ended March 28, 2025.
Income tax expense
Our provision for income tax reflects effective tax rates of 6.7% and 5.8% for the three months ended March 27, 2026 and March 28, 2025, respectively. The increase was due to an increase in income subject to tax.
Our provision for income tax reflects effective tax rates of 6.1% and 6.3% for the nine months ended March 27, 2026 and March 28, 2025, respectively. The decrease was due to an increase in income not subject to tax.
Net income
We recorded net income of $125.2 million, or 10.3% of revenues, for the three months ended March 27, 2026, compared with $81.3 million, or 9.3% of revenues, for the three months ended March 28, 2025.
We recorded net income of $333.8 million, or 10.0% of revenues, for the nine months ended March 27, 2026, compared with $245.3 million, or 9.8% of revenues, for the nine months ended March 28, 2025.
Other comprehensive income (loss)
We recorded other comprehensive loss of $14.9 million, or 1.2% of revenues, for the three months ended March 27, 2026, compared with other comprehensive income of $6.2 million, or 0.7% of revenues, for the three months ended March 28, 2025. The change was mainly due to (1) unrealized loss from mark-to-market of forward contracts of $13.7 million, (2) unrealized loss from mark-to-market of available-for-sale debt securities of $6.3 million, and (3) unrealized loss from foreign currency translation adjustment of $1.1 million.
We recorded other comprehensive loss of $10.8 million, or 0.3% of revenues, for the nine months ended March 27, 2026, compared with other comprehensive income of $11.7 million, or 0.4% of revenues, for the nine months ended March 28, 2025. The change was mainly due to (1) unrealized loss from mark-to-market of available-for-sale debt securities of $11.0 million, (2) unrealized loss from mark-to-market of forward contracts of $10.3 million, and (3) unrealized loss from foreign currency translation adjustment of $1.2 million.

Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operating activities. As of March 27, 2026 and March 28, 2025, we had cash, cash equivalents, and short-term investments of $945.2 million and $950.7 million, respectively, and no outstanding debt.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents was 3.6% and 3.8% for the three and nine months ended March 27, 2026, respectively, and 4.1% and 4.3% for the three and nine months ended March 28, 2025, respectively.
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
The following table shows our cash flows for the periods indicated:

	Nine Months Ended
(in thousands)	March 27, 2026	March 28, 2025
Net cash provided by operating activities	$201,758	$273,272
Net cash used in investing activities	$(119,817)	$(253,126)
Net cash used in financing activities	$(29,619)	$(124,393)
Net increase (decrease) in cash, cash equivalents and restricted cash	$52,322	$(104,247)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. The decrease in cash provided by operating activities during the nine months ended March 27, 2026 as compared to the nine months ended March 28, 2025 was primarily due to (1) an increase in inventories to support higher demand in the next quarter, and (2) an increase in trade receivables due to timing of collection, partially offset by an increase in trade account payables aligned with the increasing volume of inventories.
Investing Activities
Investing cash flows consist primarily of investment purchases, sales, maturities, and disposals; and capital expenditures. The decrease in cash used in investing activities for the nine months ended March 27, 2026 as compared to cash used in investing activities for the nine months ended March 28, 2025 was primarily due to an increase in net proceeds of short-term investments, offset by an increase in capital expenditures related to the construction of a new manufacturing building at our Chonburi campus and support certain customers.
Financing Activities
Financing cash flows consist primarily of repayment of long-term debt, share repurchases, and withholding tax related to net share settlement of restricted share units. The decrease in cash used in financing activities for the nine months ended March 27, 2026 as compared to the nine months ended March 28, 2025 was primarily due to a decrease in share repurchases, offset by an increase in withholding tax related to net share settlement of restricted share units.
Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents, restricted cash and short-term investments totaling $945.9 million and $934.2 million as of March 27, 2026 and June 27, 2025, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the nine months ended March 27, 2026 and March 28, 2025, our interest income would have decreased by approximately $0.7 million for both periods, assuming consistent investment levels.
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
We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to eighteen months in duration, leaving us exposed to longer term changes in exchange rates. We designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded an unrealized loss of $4.3 million and unrealized gain of $0.6 million for the nine months ended March 27, 2026 and March 28, 2025, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $15.4 million and $9.4 million as of March 27, 2026 and June 27, 2025, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.

Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of March 27, 2026, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of March 27, 2026 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale and held-to-maturity securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 27, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our revenues. During the three months ended March 27, 2026 and March 28, 2025, we had three customers that each contributed 10% or more of our revenues. Such customers together accounted for 49.5% and 52.2% of our revenues during the respective periods. During the nine months ended March 27, 2026 and March 28, 2025, we had four and two customers, respectively, that each contributed 10% or more of our revenues. Such customers together accounted for 58.1% and 47.5% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
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
Revenues from optical communications products represented 73.2% and 75.4% of our revenues for the three months ended March 27, 2026 and March 28, 2025, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the optical communications market depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or the economy in certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. As of March 27, 2026, the U.S. dollar had depreciated approximately 9.7% against the Thai baht since March 29, 2024. While we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC are denominated in RMB. Currently, RMB are convertible in connection with trade and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of March 27, 2026, the U.S. dollar had depreciated approximately 4.5% against the RMB since March 29, 2024. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Revenues from the bill-to-location of customers outside of North America accounted for 47.9% and 53.8% of our revenues for the three months ended March 27, 2026 and March 28, 2025, respectively. We expect that revenues from the bill-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of risks and challenges, including:
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
•inadequate protection of intellectual property rights in some countries; and

•political, legal and economic instability, foreign armed conflicts (such as the U.S.-Iran war, the Israel-Hamas war, and the Russia-Ukraine war), and the impact of regional and global infectious illnesses in the countries in which we and our customers and suppliers are located.
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
In addition, increased international political instability, the threat or occurrence of terrorist attacks, conflicts in the Middle East, Asia and Europe (including the U.S.-Iran war, the Israel-Hamas war, and the Russia-Ukraine war), strained international relations arising from these conflicts and the related decline in consumer confidence and economic weakness, may hinder our ability to do business. Any escalation in these events or similar future events may disrupt our operations and the operations of our customers and suppliers and may affect the availability of materials needed for our manufacturing services. Such events may also disrupt the transportation of materials to our manufacturing facilities and finished products to our customers. These events have had, and may continue to have, an adverse impact on the U.S. and world economy in general, and customer confidence and spending in particular, which in turn could adversely affect our total revenues and operating results. The impact of these events on the volatility of the U.S. and world financial markets also could increase the volatility of the market price of our ordinary shares and may limit the capital resources available to us, our customers and our suppliers.
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of March 27, 2026 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of March 27, 2026, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of March 27, 2026, our U.S. federal and state tax returns remain open to examination for the tax years 2020 through 2023. The Company is currently under examination by the U.S. Internal Revenue Service (“IRS”) for fiscal year 2022. In fiscal year 2025, the IRS completed the examination of the Company’s U.S. subsidiaries for fiscal year 2022 and fiscal year 2023. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2018 through 2024. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.
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
The OECD has issued Pillar Two model rules and continues to release guidance on these rules. As of March 27, 2026, these rules are either effective or have been adopted in draft form in various countries. On January 5, 2026, the OECD issued additional administrative guidance introducing a “side-by-side system” intended to facilitate the parallel application of Pillar Two rules alongside existing domestic income tax systems. We evaluated the applicable tax law changes resulting from Pillar Two implementation in the countries where we operate, and there was no material impact to our unaudited condensed consolidated financial statements for the three months ended March 27, 2026. In future years, the Pillar Two framework for the global minimum tax may increase the level of income tax in the jurisdictions where we operate or have a presence.
On July 4, 2025, the One Big Beautiful Bill Act was enacted into law in the United States. The new law contains a broad range of tax reform provisions, including, but not limited to, immediate expensing of domestic research and development expenditure, the restoration of 100% bonus depreciation, and the interest expense limitation. The legislation has multiple effective dates, with certain provisions effective in fiscal year 2026 and others in the subsequent years. These provisions did not have a material impact to our unaudited condensed consolidated financial statements for the three months ended March 27, 2026.
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
As a manufacturer of products for the optics industry, we are required to meet certain certification standards, including the following: ISO 9001 for Manufacturing Quality Management Systems; ISO 14001 for Environmental Management Systems; TL 9000 for Telecommunications Industry Quality Certification; IATF 16949 for Automotive Industry Quality Certification; ISO 13485 for Medical Devices Industry Quality Certification; AS 9100 for Aerospace Industry Quality Certification; NADCAP (National Aerospace and Defense Contractors Accreditation Program) for Quality Assurance throughout the Aerospace and Defense Industries; ISO 45001 for Occupational Health and Safety Management Systems; ISO/IEC 17025 for Testing and Calibration Laboratories Certification; ISO 22301 for Business Continuity Management Systems; ISO/IEC 27001 for Information Security Management Systems; and ISO 50001 for Energy Management Systems. We also maintain compliance with various additional standards imposed by the U.S. Food and Drug Administration (“FDA”) with respect to the manufacture of medical devices.
Additionally, we are required to register with the FDA and other regulatory bodies and are subject to continual review and periodic inspection for compliance with various regulations, including testing, quality control and documentation procedures. We hold the following additional certifications: ANSI ESD S20.20 for facilities and manufacturing process control; Transported Asset Protection Association and Custom Trade Partnership Against Terrorism for logistic security and management; and CSR-DIW for corporate social responsibility in Thailand. In the European Union, we are required to maintain certain ISO certifications in order to sell our precision optical, electro-mechanical and electronic manufacturing services and we must undergo periodic inspections by regulatory bodies to obtain and maintain these certifications. If any regulatory inspection reveals that we are not in compliance with applicable standards, regulators may take action against us, including issuing a warning letter, imposing fines on us, requiring a recall of the products we manufactured for our customers, or closing our manufacturing facilities. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition and operating results.
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
Based upon estimates of the value of our assets, which are based in part on the trading price of our ordinary shares, we do not expect to be a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes for the taxable year 2026 or for the foreseeable future. However, despite our expectations, we cannot guarantee that we will not become a PFIC for the taxable year 2026 or any future year because our PFIC status is determined at the end of each year and depends on the composition of our income and assets during such year. If we become a PFIC, our U.S. investors will be subject to increased tax liabilities under U.S. tax laws and regulations as well as burdensome reporting requirements.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended March 27, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
December 27, 2025 – January 23, 2026	—	$—	—	$169,198,389
January 24, 2026 – February 20, 2026	357	$422.05	357	$169,047,719
February 21, 2026 – March 27, 2026	—	$—	—	$169,047,719
Total	357		357

(1)     On August 21, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, May 2019, August 2020, August 2022, August 2023, August 2024, and January 2025, we announced that our board of directors approved increases of $30.0 million, $50.0 million, $58.5 million, $78.7 million, $47.6 million, $139.5 million, and $100.0 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $534.3 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. Any repurchases under our share repurchase program are made in accordance with Rule 10b-18, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. During the three months ended March 27, 2026, 357 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $422.05, for an aggregate purchase price of $0.2 million. As of March 27, 2026, we had a remaining authorization to repurchase up to $169.0 million worth of our ordinary shares.

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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2026.

FABRINET

By:	/s/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)