Form 10-K
period 2026-06-26
Fabrinet
filed 2026-08-18
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-K
_______________________

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 26, 2026
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number: 001-34775
_______________________
FABRINET
(Exact name of registrant as specified in its charter)
_______________________

Cayman Islands (State or other jurisdiction of incorporation or organization)	98-1228572 (I.R.S. Employer Identification No.)

c/o Walkers Corporate Ltd. 190 Elgin Avenue, George Town Grand Cayman Cayman Islands	KY1-9008
(Address of principal executive offices)	(Zip Code)
+66 2-524-9600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, $0.01 par value	FN	New York Stock Exchange
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
Yes ☐ No ☒
As of December 26, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, shares held by non-affiliates of the registrant had an aggregate market value of approximately $17.1 billion, based on the closing price for the registrant’s ordinary shares as reported on the New York Stock Exchange on such date. Ordinary shares held by each executive officer, director, and holder of 10% or more of the outstanding ordinary shares have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

As of August 7, 2026, the registrant had 35,834,864 ordinary shares, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

1

FABRINET
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended June 26, 2026

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

•If the data center and communications infrastructure markets do not expand as we expect, our business may not grow as fast as we expect, which could adversely impact our business, financial condition and operating results.

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
Our revenues for the year ended June 26, 2026 (“fiscal year 2026”) increased by $1.22 billion, or 35.7%, from $3.42 billion for the year ended June 27, 2025 (“fiscal year 2025”) to $4.64 billion for fiscal year 2026. To better reflect our current business profile, beginning in the fourth quarter of fiscal year 2026, we updated our revenue category presentation from two categories (optical communications and non-optical communications) to three categories: (1) data center, (2) communications infrastructure, and (3) automotive, industrial and other markets. Prior periods have been recast to conform to the current presentation. See Note 3 of the Notes to Consolidated Financial Statements. Our percentage of revenues from data center products increased from 46.2% in fiscal year 2025 to 47.9% in fiscal year 2026, our percentage of revenues from communications infrastructure products increased from 30.7% in fiscal year 2025 to 33.3% in fiscal year 2026, and our percentage of revenues from automotive, industrial and other markets decreased from 23.1% in fiscal year 2025 to 18.8% in fiscal year 2026.

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
Customers, Sales and Marketing
The optical communications market we serve is highly concentrated. Therefore, we expect a significant percentage of our revenues will continue to come from a small number of customers. During fiscal years 2026 and 2025, we had four and two customers, respectively, that each contributed 10% or more of our revenues. During fiscal year 2026, Cisco Systems, Inc., NVIDIA Corporation, Nokia Corporation and Amazon.com, Inc. contributed 19.9%, 16.3%, 10.7% and 10.5%, respectively, of our revenues. During fiscal year 2025, NVIDIA Corporation and Cisco Systems, Inc. contributed 27.6% and 18.2%, respectively, of our revenues.
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
Competitors in the market for optical manufacturing services include Benchmark Electronics, Inc., Celestica Inc., InnoLight Technology (Suzhou) Ltd., Jabil Inc., Sanmina Corporation, Venture Corporation Limited and Eoptolink Technology Inc., Ltd., as well as the internal manufacturing capabilities of our customers. Our customized optics and glass operations face competition from companies such as CASTECH Inc., Excelitas Technologies Corp. and Photop Technologies, Inc. (a subsidiary of Coherent Corp.).
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
We regard our own manufacturing process technologies and customized optics and glass designs as proprietary intellectual property. We own any process engineering technology independently developed in-house by our technical staff. As part of our manufacturing services, to the extent we utilize our own manufacturing process technologies in the manufacture of our customers’ products, we grant our customers a royalty-free license to these process engineering technologies for the purpose of allowing our customers to make their products. Any process engineering or other improvements that we develop in connection with the improvement or optimization of a process for the manufacturing of a customer’s products are immediately assigned to that customer. To protect our proprietary rights, we rely largely upon a combination of trade secrets, non-disclosure agreements and internal security systems. Historically, patents have not played a significant role in the protection of our proprietary rights. Nevertheless, we currently have a relatively small number of solely-owned and jointly-held PRC patents in various customized optic technologies with expiration dates between 2026 and 2040. We believe that both our evolving business practices and industry trends may result in the continued growth of our patent portfolio and its importance to us, particularly as we expand our business.
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
The OECD has issued Pillar Two model rules and continues to release guidance on these rules. As of June 26, 2026, these rules are either effective or have been adopted in draft form in various countries. We evaluated the applicable tax law changes resulting from Pillar Two implementation in the countries where we operate. Fabrinet is incorporated in a jurisdiction that has not adopted Pillar Two rules. Certain other jurisdictions in which we operate, including Thailand, have enacted legislation that may impose Undertaxed Profits Rule (UTPR) top-up tax with respect to low-taxed income of other constituent entities within our consolidated group.
For the year ended June 26, 2026, we recognized $57.4 million of current income tax expense related to enacted Pillar Two UTPR legislation. The related liability is included within income tax payable in the consolidated balance sheets. We continue to evaluate enacted legislation, administrative guidance, and the application of transitional safe harbors in the jurisdictions in which we operate. Future changes in enacted tax laws and interpretations could materially affect our future effective tax rate and cash tax obligations.
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

Corporate Structure
Fabrinet was incorporated under the laws of the Cayman Islands in August 1999 and commenced business operations in January 2000. We have twelve direct and indirect subsidiaries, all of which are wholly-owned. As the parent company, we enter into contracts directly with our customers while some of our subsidiaries in the PRC and the U.S. enter into sales contracts or purchase orders directly with their customers. We have an inter-company agreement with our subsidiary in Thailand to provide manufacturing services to us, and we have inter-company agreements with certain of our subsidiaries in the U.S. and Singapore to provide certain administrative and business development services to us.
Human Capital Resources
Our workforce is distributed globally over six countries. As of June 26, 2026, we employed approximately 21,521 full-time employees worldwide, with approximately 21,221 employees located in the Asia-Pacific region, and 300 employees located in North America. Of our total workforce, approximately 21,020 employees were involved in manufacturing operations and 501 employees were involved in business development and general and administrative functions. None of our employees are represented by a labor union. We have not experienced any work stoppages, slowdowns, or strikes. We consider our relations with our employees to be positive.
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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our revenues. During fiscal years 2026, 2025 and 2024, we had four, two and two customers, respectively, that each contributed 10% or more of our revenues. Such customers together accounted for 57.4%, 45.8% and 48.5% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.
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

If the data center and communications infrastructure markets do not expand as we expect, our business may not grow as fast as we expect, which could adversely impact our business, financial condition and operating results.
Revenues from data center products represented 47.9% and 46.2% of our revenues for fiscal year 2026 and fiscal year 2025, respectively. Revenues from communications infrastructure products represented 33.3% and 30.7% of our revenues for fiscal year 2026 and fiscal year 2025, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the data center and communications infrastructure markets depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or the economy in certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.
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
We most recently expanded our manufacturing capacity by acquiring an 8-acre campus in Navanakorn, Thailand in May 2026, and we began construction of a new manufacturing building of approximately 2.0 million square feet at our Chonburi campus in February 2025. We may continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.
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

Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. As of June 26, 2026, the U.S. dollar had depreciated approximately 9.4% against the Thai baht since June 28, 2024. While we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC are denominated in RMB. Currently, RMB are convertible in connection with trade and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of June 26, 2026, the U.S. dollar had depreciated approximately 6.6% against the RMB since June 28, 2024. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.
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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Beginning in the fourth quarter of fiscal year 2026, we updated our geographic area presentation from the bill-to-location of our customers to the ship-to-location of our customers. Prior periods have been recast to conform to the current presentation. See Note 3 of the Notes to Consolidated Financial Statements. Revenues from the ship-to-location of customers outside of North America accounted for 77.3%, 78.4% and 81.8% of our revenues for fiscal year 2026, fiscal year 2025 and fiscal year 2024, respectively. We expect that revenues from the ship-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of risks and challenges, including:
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of June 26, 2026 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of June 26, 2026, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.

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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of June 26, 2026, our U.S. federal and state tax returns remain open to examination for the tax years 2021 through 2024. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2019 through 2025. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.
During fiscal year 2025, our U.S. federal tax returns were under examination by the U.S. Internal Revenue Service (“IRS”) for fiscal years 2022 and 2023. As a result of this examination, which was completed in the fourth quarter of fiscal year 2025, we paid an aggregate additional tax liability of $5.6 million, including interest and penalties, during fiscal year 2025 and fiscal year 2026.
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
Preferential tax treatment from the Thai government is available to us for products manufactured at our Chonburi campus Building 9, where income generated will be tax exempt through 2031, capped at our actual investment amount of $52.2 million. Similar preferential tax treatment was available to us through June 2026 with respect to products manufactured at our Chonburi campus and through June 2020 with respect to products manufactured at our Pinehurst campus. Between June 2020 and June 2025, 50% of our income generated from products manufactured at our Pinehurst campus was exempted from tax. Beginning in August 2027, preferential tax treatment will be available to us for products manufactured at our Navanakorn campus for 8 years, capped at our actual investment amount of $25.1 million. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations.

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
The OECD has issued Pillar Two model rules and continues to release guidance on these rules. As of June 26, 2026, these rules are either effective or have been adopted in draft form in various countries. We evaluated the applicable tax law changes resulting from Pillar Two implementation in the countries where we operate. Fabrinet is incorporated in a jurisdiction that has not adopted Pillar Two rules. Certain other jurisdictions in which we operate, including Thailand, have enacted legislation that may impose UTPR top-up tax with respect to low-taxed income of other constituent entities within our consolidated group.
For the year ended June 26, 2026, we recognized $57.4 million of current income tax expense related to enacted Pillar Two UTPR legislation. The related liability is included within income tax payable in the consolidated balance sheets. We continue to evaluate enacted legislation, administrative guidance, and the application of transitional safe harbors in the jurisdictions in which we operate. Future changes in enacted tax laws and interpretations could materially affect our future effective tax rate and cash tax obligations.
We have incurred and will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to continue to devote substantial time to various compliance initiatives.
The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as well as other rules implemented by the SEC and the New York Stock Exchange (“NYSE”), impose various requirements on public companies, including requiring changes in corporate governance practices. These and proposed corporate governance laws and regulations under consideration may further increase our compliance costs. If compliance with these various legal and regulatory requirements diverts our management’s attention from other business concerns, it could have a material adverse effect on our business, financial condition and operating results. The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. While we are able to assert in this Annual Report on Form 10-K that our internal control over financial reporting was effective as of June 26, 2026, we cannot predict the outcome of our testing in future periods. If we are unable to assert in any future reporting periods that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our share price.

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

ITEM 2.PROPERTIES.
We own or lease manufacturing, engineering and administrative facilities in Thailand, the People's Republic of China ("PRC"), the United States, Israel and the Cayman Islands. We believe these facilities are suitable and adequate to support our current operations and expected near-term growth.
The following table summarizes our principal properties as of June 26, 2026:

Country	Principal Use	Owned/Leased	Approximate Square Footage (Square feet)

Thailand	Manufacturing, warehouse and administrative	Owned	3,875,000
China PRC	Manufacturing, warehouse and administrative	Leased	348,000
United States	Manufacturing, warehouse and administrative	Owned / Leased	100,000
Israel	Manufacturing, warehouse and administrative	Leased	27,000
Cayman Islands	Registered office	Leased	1,280
Our Thailand facilities consist of multiple manufacturing campuses. During fiscal 2026, we acquired an additional facility in Pathum Thani, Thailand, which is currently undergoing renovation. We expect the facility to support future manufacturing capacity and operational growth upon completion.
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
In April 2026, the Plaintiffs appealed the Appellate Court’s ruling to the Supreme People’s Court of the People’s Republic of China (the “PRC Supreme Court”). The PRC Supreme Court held an initial hearing on July 2, 2026 and, on July 30, 2026, rendered a ruling accepting the case for retrial. The acceptance of the case for retrial does not represent a determination on the merits of the Plaintiffs' claims. At this time, we are not able to quantify any potential liability in connection with this litigation because of the early stage of this litigation.
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
Holders of Record
As of August 7, 2026, there were 6 shareholders of record of our ordinary shares. Because most of our ordinary shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.
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
Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended June 26, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Maximum Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
March 28, 2026 – April 24, 2026	—	$—	—	$169,047,719
April 25, 2026 – May 22, 2026	—	$—	—	$169,047,719
May 23, 2026 – June 26, 2026	—	$—	—	$169,047,719
Total	—		—
(1)    On August 21, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, May 2019, August 2020, August 2022, August 2023, August 2024, and January 2025, we announced that our board of directors approved increases of $30.0 million, $50.0 million, $58.5 million, $78.7 million, $47.6 million, $139.5 million, and $100.0 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $534.3 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. Any repurchases under our share repurchase program are made in accordance with Rule 10b-18, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. During the year ended June 26, 2026, 13,766 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $379.99, for an aggregate purchase price of $5.2 million. As of June 26, 2026, we had a remaining authorization to repurchase up to $169.0 million worth of our ordinary shares.

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
The graph assumes that $100 was invested in Fabrinet’s ordinary shares and each index on June 25, 2021, and that all dividends were reinvested. Historic stock performance is not necessarily indicative of future stock price performance.

600.00
550.00
500.00
450.00
400.00
350.00
300.00
250.00
200.00
150.00
100.00
50.00
0.00
6/25/2021
9/24/2021
12/23/2021
3/25/2022
6/24/2022
9/30/2022
12/30/2022
3/31/2023
6/30/2023
9/29/2023
12/29/2023
3/28/2024
6/28/2024
9/27/2024
12/27/2024
3/28/2025
6/27/2025
9/26/2025
12/26/2025
3/27/2026
6/26/2026
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
•our expectation that the portion of our future revenues attributable to customers in regions outside of North America will increase compared with the portion of those revenues for fiscal year 2026;
•our expectation that our fiscal year 2027 selling, general and administrative (“SG&A”) expenses will increase compared to our fiscal year 2026 SG&A expenses;
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

Overview
For an overview of our business, see PART I – ITEM 1. BUSINESS.
Fiscal Years
We utilize a 52-53 week fiscal year ending on the last Friday in June. Our fiscal years 2026, 2025, and 2024 ended on June 26, 2026, June 27, 2025, and June 28, 2024, respectively, and each consisted of 52 weeks.
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
To better reflect our current business profile, beginning in the fourth quarter of fiscal year 2026, we updated our revenue category presentation from optical communications and non-optical communications to data center, communications infrastructure, and automotive, industrial and other markets. Beginning in the fourth quarter of fiscal year 2026, we also updated our geographic area presentation from the bill-to-location of our customers to the ship-to-location of our customers. Prior periods have been recast to conform to the current presentation.
Revenues by Geography
We generate revenues from three geographic regions: Asia-Pacific and others, North America, and Europe. Revenues are attributed to a particular geographic area based on the ship-to location of our customers, notwithstanding that the products may be billed to a different geographic region. The substantial majority of our revenues are derived from our manufacturing facilities in Asia-Pacific.
The percentage of our revenues generated from a ship-to location outside of North America decreased from 78.4% in fiscal year 2025 to 77.3% in fiscal year 2026, primarily because of an increase in revenue from sales to our customers in North America. Based on the short- and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside of North America will increase as compared with the portion of revenues attributable to such customers during fiscal year 2026.

The following table presents percentages of total revenues by geographic regions:

	Years Ended
	June 26, 2026	June 27, 2025	June 28, 2024
Asia-Pacific and others	73.9%	74.3%	77.9%
North America	22.7	21.6	18.2
Europe	3.4	4.1	3.9
Total revenues	100.0%	100.0%	100.0%
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
During fiscal years 2026, 2025 and 2024, discretionary merit-based bonus awards were made to our non-executive employees. Charges included in cost of revenues for bonus awards to non-executive employees were $9.5 million, $7.7 million and $7.1 million for fiscal years 2026, 2025 and 2024, respectively.
Share-based compensation expense included in cost of revenues was $11.5 million, $10.5 million and $7.2 million for fiscal years 2026, 2025 and 2024, respectively.

Selling, General and Administrative Expenses
Our SG&A expenses primarily consist of corporate employee costs for sales and marketing, general and administrative and other support personnel, including research and development expenses related to the design of customized optics and glass, travel expenses, legal and other professional fees, share-based compensation expense and other general expenses not related to cost of revenues. In fiscal year 2027, we expect our SG&A expenses will increase compared with our fiscal year 2026 SG&A expenses, mainly due to increases in research and development expenses, investments in information technology hardware, and compensation-related expenses.
The compensation committee of our board of directors approved a fiscal year 2026 executive incentive plan with quantitative objectives based solely on achieving certain revenue targets and non-U.S. GAAP operating margin targets for fiscal year 2026. Bonuses under the fiscal year 2026 executive incentive plan are payable after the end of fiscal year 2026. In fiscal year 2025, the compensation committee approved a fiscal year 2025 executive incentive plan with quantitative objectives that were based solely on achieving certain revenue targets and non-U.S. GAAP operating margin targets for fiscal year 2025. In August 2025, the compensation committee awarded bonuses to our executive employees for Company achievements of performance under our fiscal year 2025 executive incentive plan. Discretionary merit-based bonus awards are also available to our non-executive employees and payable on a quarterly basis.
Charges included in SG&A expenses for bonus distributions to non-executive and executive employees were $7.0 million, $6.8 million and $6.4 million for fiscal years 2026, 2025 and 2024, respectively.
Share-based compensation expense included in SG&A expenses was $23.2 million, $22.5 million and $21.2 million for fiscal years 2026, 2025 and 2024, respectively.
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

We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of June 26, 2026			As of June 27, 2025
(in thousands, except percentages)	Foreign Currency	$	%	Foreign Currency	$	%
Assets
Thai baht	1,132,961	$33,921	77.0	1,812,680	$55,689	86.3
RMB	53,167	7,800	17.7	43,637	6,092	9.4
GBP	1,763	2,325	5.3	2,031	2,790	4.3
Total		$44,046	100.0		$64,571	100.0
Liabilities
Thai baht	7,086,071	$212,158	93.1	4,434,661	$136,242	91.5
RMB	106,118	15,568	6.8	89,583	12,507	8.4
GBP	78	103	0.1	106	146	0.1
Total		$227,829	100.0		$148,895	100.0
The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued employee benefits and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of June 26, 2026, there was $280.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 27, 2025, there was $165.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable, other receivables, and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued payroll, bonus and related expenses, and other payables. As of June 26, 2026 and June 27, 2025, we did not have any derivative contracts denominated in RMB.
The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable, and accrued expenses. As of June 26, 2026 and June 27, 2025, we did not have any derivative contracts denominated in GBP.
For fiscal years 2026, 2025 and 2024, we recorded an unrealized loss of $2.8 million, unrealized gain of $1.9 million and unrealized gain of $0.7 million, respectively, related to derivatives that are not designated as hedging instruments in the consolidated statements of operations and comprehensive income.
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
Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government is available to us for products manufactured at our Chonburi campus Building 9, where income generated will be tax exempt through 2031, capped at our actual investment amount of $52.2 million. Similar preferential tax treatment was available to us through June 2026 with respect to products manufactured at our Chonburi campus and through June 2020 with respect to products manufactured at our Pinehurst campus Building 6. Between June 2020 and June 2025, 50% of our income generated from products manufactured at our Pinehurst campus was exempted from tax. Beginning in August 2027, preferential tax treatment will be available to us for products manufactured at our Navanakorn campus for 8 years, capped at our actual investment amount of $25.1 million. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. Currently, the corporate income tax rate for our Thai subsidiary is 20%.
The corporate income tax rates for our subsidiaries in the PRC, the U.S., the U.K. and Israel are 25%, 21%, 25% and 23%, respectively.
The OECD introduced a global minimum tax framework (“Pillar Two”) that imposes a minimum tax rate of 15% on multinational enterprise groups with annual consolidated revenue exceeding €750 million. Pillar Two includes a Qualified Domestic Minimum Top-up Tax (“QDMTT”), an Income Inclusion Rule (“IRR”), and an Undertaxed Profits Rule (“UTPR”).
The OECD has issued Pillar Two model rules and continues to release guidance on these rules. As of June 26, 2026, these rules are either effective or have been adopted in draft form in various countries. We evaluated the applicable tax law changes resulting from Pillar Two implementation in the countries where we operate. Fabrinet is incorporated in a jurisdiction that has not adopted Pillar Two rules. Certain other jurisdictions in which we operate, including Thailand, have enacted legislation that may impose UTPR top-up tax with respect to low-taxed income of other constituent entities within our consolidated group.

For the year ended June 26, 2026, we recognized $57.4 million of current income tax expense related to enacted Pillar Two UTPR legislation. The related liability is included within income tax payable in the consolidated balance sheets. We continue to evaluate enacted legislation, administrative guidance, and the application of transitional safe harbors in the jurisdictions in which we operate. Future changes in enacted tax laws and interpretations could materially affect our future effective tax rate and cash tax obligations.
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
Inventory Valuation
Our inventory is stated at the lower of cost (on a first-in, first-out basis) or market value. Our industry is characterized by rapid technological change, short-term customer commitments, and rapid changes in demand. We make provisions for estimated excess and obsolete inventory based on regular reviews of inventory quantities on hand on a quarterly basis and the latest forecasts of product demand and production requirements from our customers. If actual market conditions or our customers’ product demands are less favorable than those projected, additional provisions may be required. In addition, unanticipated changes in liquidity or the financial positions of our customers or changes in economic conditions may require additional provisions for inventory due to our customers’ inability to fulfill their contractual obligations. As the market conditions or our customers’ product demands are inherently difficult to predict, the actual volumes may vary significantly from projected volumes. Differences in forecasted volume used in calculating excess and obsolete inventory can result in a material adverse effect on our business, financial condition and results of operations. During fiscal year 2026 and fiscal year 2025, a change of 10% for excess and obsolete materials, based on product demand and production requirements from our customers, would have affected our net income by approximately $0.7 million and $0.6 million, respectively.
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
During fiscal year 2024, our subsidiary in Israel generated net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future. Therefore, management believed it was more likely than not that all of the deferred tax assets of such subsidiary would not be utilized. Thus, a full valuation allowance of $2.7 million for the deferred tax assets was set up as of the end of fiscal year 2024. We continued to record the full valuation allowance of $0.8 million and $2.1 million for fiscal year 2025 and fiscal year 2026, respectively.
Non-marketable equity securities
Non-marketable equity securities consist of investments in private companies without readily determinable fair values. It is measured at cost minus impairment, if any, and are adjusted for observable price changes. These adjustments may require use of unobservable inputs.
We assess impairment annually based on qualitative and quantitative factors, including the investee’s operating performance, financial condition, market conditions, and other relevant events and circumstances that may indicate the carrying amount is not recoverable.

Results of Operations
The following table sets forth a summary of our consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

	Years Ended
(in thousands)	June 26, 2026	June 27, 2025	June 28, 2024
Revenues	$4,641,097	$3,419,327	$2,882,967
Cost of revenues	(4,084,586)	(3,005,978)	(2,526,849)
Gross profit	556,511	413,349	356,118
Selling, general and administrative expenses	(93,507)	(87,466)	(78,481)
Restructuring and other related costs	(117)	(1,436)	(32)
Operating income	462,887	324,447	277,605
Interest income	32,418	40,162	33,204
Interest expense	(84)	—	(124)
Foreign exchange gain (loss), net	2,866	(9,251)	382
Other income (expense), net	57,026	(178)	287
Income before income taxes	555,113	355,180	311,354
Income tax expense	(82,086)	(22,653)	(15,173)
Net income	473,027	332,527	296,181
Other comprehensive income (loss), net of tax	(9,326)	13,435	4,974
Net comprehensive income	$463,701	$345,962	$301,155
The following table sets forth a summary of our consolidated statements of operations and comprehensive income as a percentage of total revenues for the periods indicated.

	Years Ended
	June 26, 2026	June 27, 2025	June 28, 2024
Revenues	100.0%	100.0%	100.0%
Cost of revenues	(88.0)	(87.9)	(87.6)
Gross profit	12.0	12.1	12.4
Selling, general and administrative expenses	(2.0)	(2.6)	(2.8)
Restructuring and other related costs	(0.0)	(0.1)	(0.0)
Operating income	10.0	9.4	9.6
Interest income	0.7	1.2	1.2
Interest expense	(0.0)	—	(0.0)
Foreign exchange gain (loss), net	0.1	(0.3)	0.0
Other income (expense), net	1.2	(0.0)	0.0
Income before income taxes	12.0	10.3	10.8
Income tax expense	(1.8)	(0.7)	(0.5)
Net income	10.2	9.6	10.3
Other comprehensive income (loss), net of tax	(0.2)	0.4	0.2
Net comprehensive income	10.0%	10.0%	10.5%

To better reflect our current business profile, beginning in the fourth quarter of fiscal year 2026, we updated our revenue category presentation from optical communications and non-optical communications to data center, communications infrastructure, and automotive, industrial and other markets. Prior periods have been recast to conform to the current presentation. The following table sets forth our revenues by end market and product category for the periods indicated.

(in thousands, except percentages)	Year ended June 26, 2026	As a % of Total Revenues	Year ended June 27, 2025	As a % of Total Revenues	Year ended June 28, 2024	As a % of Total Revenues
Data center (1)	$2,225,081	47.9%	$1,579,915	46.2%	$1,529,693	53.1%
Communications infrastructure (2)	1,546,403	33.3	1,049,397	30.7	767,368	26.6
Automotive, Industrial and Others (3)	869,613	18.8	790,015	23.1	585,906	20.3
Total revenue	$4,641,097	100.0%	$3,419,327	100.0%	$2,882,967	100.0%
(1)    Data center includes data center interconnect (DCI), high-performance computing (HPC), and other data center-specific applications.
(2)    Communications infrastructure includes communications and networking products that are not specific to data center applications, primarily telecommunications products excluding DCI.
(3)    Automotive, Industrial and Others includes products serving automotive components, industrial, medical devices and sensors.
Comparison of Fiscal Year 2026 with Fiscal Year 2025
Revenues. Our revenues increased by $1,221.8 million, or 35.7%, to $4,641.1 million for fiscal year 2026, compared with $3,419.3 million for fiscal year 2025. This increase was primarily due to an increase in our key customers’ demand for both data center products and communications infrastructure products. Revenues from data center products, which represented $2,225.1 million, or 47.9%, of our revenues for fiscal year 2026, increased by $645.2 million, or 40.8%, compared to the prior fiscal year. Revenues from communications infrastructure products, which represented $1,546.4 million, or 33.3%, of our revenues for fiscal year 2026, increased by $497.0 million, or 47.4%, compared to the prior fiscal year. Revenues from automotive, industrial and others products, which represented $869.6 million, or 18.8%, of our revenues for fiscal year 2026, increased by $79.6 million, or 10.1%, compared to the prior fiscal year.
Cost of revenues. Our cost of revenues increased by $1,078.6 million, or 35.9%, to $4,084.6 million, or 88.0% of revenues, for fiscal year 2026, compared with $3,006.0 million, or 87.9% of revenues, for fiscal year 2025. The increase was in line with the increase in sales volume.
Gross profit. Our gross profit increased by $143.2 million, or 34.6%, to $556.5 million, or 12.0% of revenues, for fiscal year 2026, compared with $413.3 million, or 12.1% of revenues, for fiscal year 2025. The increase was primarily due to sales volume and product mix.
SG&A expenses. Our SG&A expenses increased by $6.0 million, or 6.9%, to $93.5 million, or 2.0% of revenues, for fiscal year 2026, compared with $87.5 million, or 2.6% of revenues, for fiscal year 2025. Our SG&A expenses increased during fiscal year 2026, compared with fiscal year 2025, mainly due to (1) an increase in information technology related expenses of $2.2 million, mainly from network, security system and new hardware costs, (2) an increase in executive compensation related expenses of $1.3 million, (3) an increase in R&D expenses of $1.2 million, (4) an increase in share-based compensation expenses of $0.6 million, (5) a net realized loss from financial instruments of $0.4 million, and (6) an increase in severance expenses of $0.3 million.
Restructuring and other related costs. We recorded $0.1 million and $1.4 million in restructuring costs for fiscal year 2026 and 2025, respectively.
Operating income. Our operating income increased by $138.5 million, or 42.7%, to $462.9 million, or 10.0% of revenues, for fiscal year 2026, compared with $324.4 million, or 9.4% of revenues, for fiscal year 2025.
Interest income. Our interest income decreased by $7.8 million, or 19.4% to $32.4 million, or 0.7% of revenues, for fiscal year 2026, compared with $40.2 million, or 1.2% for fiscal year 2025. The decrease was primarily due to a lower average cash balance and short-term investment of $872.0 million in fiscal year 2026, compared with $919.0 million in fiscal year 2025, and the average interest rate decreasing from 4.2% to 3.7%.

Foreign exchange gain (loss), net. We recorded foreign exchange gain, net of $2.9 million for fiscal year 2026, compared with foreign exchange loss, net of $9.3 million for fiscal year 2025. The foreign exchange gain was mainly due to (1) unrealized gain from revaluation of outstanding Thai baht assets and liabilities of $11.9 million, (2) unrealized gain from revaluation of currencies other than Thai baht of $3.0 million, (3) lower realized loss from payment/receipt of $1.6 million, and (4) lower foreign exchange loss totaling $0.5 million from our subsidiaries in the PRC and the U.K., offset by unrealized loss from mark-to-market of forward contracts of $4.8 million.
Income before income taxes. We recorded income before income taxes of $555.1 million for fiscal year 2026, compared with $355.2 million for fiscal year 2025.
Income tax expense. Our provision for income tax reflects an effective tax rate of 14.8% and 6.4% for fiscal year 2026 and fiscal year 2025, respectively. The increase was primarily due to top-up taxes recorded under the Pillar Two framework in fiscal year 2026.
Net income. We recorded net income of $473.0 million, or 10.2% of revenues, for fiscal year 2026, compared with net income of $332.5 million, or 9.7% of revenues, for fiscal year 2025.
Other comprehensive income (loss). We recorded other comprehensive loss of $9.3 million, or 0.2% of revenues, for fiscal year 2026, compared with other comprehensive income of $13.4 million, or 0.4% of revenues, for fiscal year 2025. The change was mainly due to (1) unrealized loss from mark-to-market of available-for-sale debt securities of $13.0 million, (2) unrealized loss from mark-to-market of forward contracts of $8.4 million, and (3) unrealized loss from foreign currency translation adjustment of $1.3 million.
Comparison of Fiscal Year 2025 with Fiscal Year 2024
Revenues. Our revenues increased by $536.3 million, or 18.6%, to $3,419.3 million for fiscal year 2025, compared with $2,883.0 million for fiscal year 2024. This increase was primarily due to an increase in our key customers’ demand for data center products, communications infrastructure products, and automotive, industrial and others products. Revenues from data center products, which represented $1,579.9 million, or 46.2%, of our revenues for fiscal year 2025, increased by $50.2 million, or 3.3%, compared to the prior fiscal year. Revenues from communications infrastructure products, which represented $1,049.4 million, or 30.7%, of our revenues for fiscal year 2025, increased by $282.0 million, or 36.8%, compared to the prior fiscal year. Revenues from automotive, industrial and others products, which represented $790.0 million, or 23.1%, of our revenues for fiscal year 2025, increased by $204.1 million, or 34.8%, compared to the prior fiscal year, primarily due to growth in automotive revenue as short-term inventory absorption issues substantially subsided during fiscal year 2025.
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
Restructuring and other related costs. We recorded $1.4 million in restructuring costs for fiscal year 2025, due to restructuring of operations in our subsidiary in Thailand. We recorded an immaterial amount of restructuring costs for fiscal year 2024.

Operating income. Our operating income increased by $46.8 million, or 16.9%, to $324.4 million, or 9.4% of revenues, for fiscal year 2025, compared with $277.6 million, or 9.6% of revenues, for fiscal year 2024.
Interest income. Our interest income increased by $7.0 million, or 21.1% to $40.2 million, or 1.2% of revenues, for fiscal year 2025, compared with $33.2 million, or 1.2% of revenues, for fiscal year 2024. The increase was primarily due to a higher average cash balance and short-term investment of $919.0 million in fiscal year 2025, compared with $722.0 million in fiscal year 2024.
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
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operating activities. As of June 26, 2026 and June 27, 2025, we had cash, cash equivalents, and short-term investments of $875.1 million and $934.2 million, respectively, and no outstanding debt.
Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted average interest rate on our cash and cash equivalents for fiscal year 2026, fiscal year 2025 and fiscal year 2024 was 3.7%, 4.2% and 4.4%, respectively.
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
We also believe that our current manufacturing capacity is sufficient to meet our anticipated production requirements for at least the next few quarters. In February 2025, we began construction of a new manufacturing facility of approximately 2.0 million square feet at our Chonburi campus. The total expected cost of the project is approximately $132.5 million (Thai baht 4.45 billion). As of June 26, 2026, the remaining balance was approximately $39.7 million.
The following table shows our cash flows for the periods indicated:

	Years Ended
(in thousands)	June 26, 2026	June 27, 2025	June 28, 2024
Net cash provided by operating activities	$256,725	$328,365	$413,146
Net cash used in investing activities	$(183,575)	$(286,296)	$(169,751)
Net cash used in financing activities	$(30,687)	$(147,008)	$(64,853)

Cash, cash equivalents and restricted cash, beginning of period	$306,425	$409,973	$231,368
Net increase (decrease) in cash, cash equivalents and restricted cash	$42,463	$(104,939)	$178,542
Effect of exchange rate on cash, cash equivalents and restricted cash	$(1,473)	$1,391	$63
Cash, cash equivalents and restricted cash, end of period	$347,415	$306,425	$409,973
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. The decrease in cash provided by operating activities for fiscal year 2026 as compared to fiscal year 2025 was primarily due to (1) an increase in inventories to support higher demand in the next quarter, and (2) an increase in trade receivables due to timing of collection, partially offset by (1) an increase in trade payables aligned with the increasing volume of inventories, and (2) an increase in net income.
Investing Activities
Investing cash flows consist primarily of investment purchases, sales, maturities, and disposals; and capital expenditures. The decrease in cash used in investing activities for fiscal year 2026 as compared to cash used in investing activities for fiscal year 2025 was primarily due to (1) net proceeds of short-term investments, partially offset by (1) an increase in capital expenditures related to construction of a new manufacturing building at Chonburi campus and support certain customers, and (2) investment in non-marketable equity securities.
Financing Activities
Financing cash flows consist primarily of repayment of long-term debt, share repurchases, and withholding tax related to net share settlement of restricted share units. The decrease in cash used in financing activities for fiscal year 2026 as compared to the fiscal year 2025 was primarily due to a decrease in share repurchases, offset by an increase in withholding tax related to net share settlement of restricted share units.
Material Cash Requirements for Contractual Obligations
Operating Lease
As of June 26, 2026, we have certain operating lease arrangements under which the lease payments are calculated using the straight-line method. Our rental expenses under these leases to be paid within one year and after one year are $1.4 million and $3.3 million, respectively.
Capital Expenditures
The following table sets forth our capital expenditures, which include amounts for which payments have been accrued, for the periods indicated.

	Years Ended
(in thousands)	June 26, 2026	June 27, 2025	June 28, 2024
Capital expenditures	$298,921	$130,658	$49,270

During fiscal year 2026, we invested in new manufacturing buildings at our Chonburi and Pathum Thani campuses, and equipment for expansion of our manufacturing facilities in Thailand. We expect our capital expenditures for fiscal year 2027 to increase compared to fiscal year 2026, mainly due to the purchase of a new manufacturing building in California, continued investment in our manufacturing facilities at our Pathum Thani campus, and ongoing investments in equipment to support the expansion of our manufacturing capacity. These investments are intended to support future growth and increase production capacity.
Recent Accounting Pronouncements
See Note 2 of the Notes to Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.
ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $875.1 million, $934.2 million and $858.6 million, as of June 26, 2026, June 27, 2025 and June 28, 2024, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during fiscal year 2026, fiscal year 2025 and fiscal year 2024, our interest income would have decreased by approximately $0.9 million, $0.9 million and $0.7 million, respectively, assuming consistent investment levels.
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

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to twelve months in duration, leaving us exposed to longer term changes in exchange rates. We designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income in the consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded an unrealized loss of $2.8 million and an unrealized gain of $1.9 million for the year ended June 26, 2026 and June 27, 2025, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $20.4 million and $9.4 million as of June 26, 2026 and June 27, 2025, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of June 26, 2026, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of June 26, 2026 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale and held-to-maturity securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Financial Statements of Fabrinet

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Fabrinet
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Fabrinet and its subsidiaries (the “Company”) as of June 26, 2026 and June 27, 2025, and the related consolidated statements of operations and comprehensive income, consolidated statements of shareholders’ equity and consolidated statements of cash flows for each of the three years in the period ended June 26, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 26, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 26, 2026 and June 27, 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 26, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 26, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Note 2 to the consolidated financial statements, management applies five-step in their determination of revenue to be recognized and the control of the product is typically transferred to the customer depending on the terms of the contract. The management applies judgment in identifying and evaluating any terms and conditions when the Company has an enforceable right to payment. For the fiscal year ended June 26, 2026, the Company’s revenue was $4,641 million.
The principal considerations for our determination that performing procedures relating to revenue recognition, specifically the identification and evaluation of terms and conditions in contracts for the timing of revenue recognition, is a critical audit matter as there is a significant amount of judgment exercised by management in identifying and evaluating terms and conditions in contracts that impact the timing of revenue recognition. This in turn led to a high degree of auditor judgment and an increased extent of audit effort in performing our audit procedures to evaluate whether terms and conditions in contracts and point of controls transferred were appropriately identified and evaluated by management.
Addressing the matter involved performing procedures and evaluating audit evidence connected with forming our overall opinion on the consolidated financial statements. These procedures involved testing the effectiveness of internal controls relating to the revenue recognition process, including controls related to the identification and evaluation of terms and conditions in contracts and the determination of the appropriate amount and timing of revenue recognition based on the contractual terms. These procedures also included, among others: (i) assessed the terms in the customer contract and evaluated the appropriateness of management’s application of their accounting policies and determination of revenue recognition; (ii) tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements; and; (iii) selected samples of sales transaction from the period within a defined period before and after the Company’s fiscal year ended and obtained the invoices and proof of delivery to evaluate whether revenue was recognized in the appropriate fiscal year.

/s/ PricewaterhouseCoopers ABAS Ltd.
Bangkok, Thailand
August 18, 2026
We have served as the Company’s auditor since 1999.

FABRINET
CONSOLIDATED BALANCE SHEETS

(in thousands of U.S. dollars, except share data and par value)	June 26, 2026	June 27, 2025
Assets
Current assets
Cash and cash equivalents	$346,711	$306,425
Short-term investments	528,344	627,819
Trade accounts receivable, net of allowance for expected credit losses of $1,050 and $1,344, respectively	1,017,933	758,894
Inventories	1,021,235	581,015
Prepaid expenses	49,915	38,476
Other current assets	195,571	116,210
Total current assets	3,159,709	2,428,839
Non-current assets
Long-term restricted cash	704	—
Property, plant and equipment, net	615,067	380,640
Intangibles, net	2,458	2,156
Operating right-of-use assets	3,974	5,768
Deferred tax assets	19,229	13,406
Non-marketable equity securities	89,103	—
Other non-current assets	20,717	623
Total non-current assets	751,252	402,593
Total Assets	$3,910,961	$2,831,432
Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	1,005,761	637,417
Fixed assets payable	86,018	40,781
Operating lease liabilities, current portion	1,189	1,792
Income tax payable	63,469	7,939
Accrued payroll, bonus and related expenses	29,850	24,566
Accrued expenses	56,549	30,630
Severance liabilities, current portion	2,319	—
Other payables	157,470	66,717
Total current liabilities	1,402,625	809,842
Non-current liabilities
Deferred tax liability	1,654	1,595
Operating lease liabilities, non-current portion	2,824	3,679
Severance liabilities, non-current portion	31,776	31,225
Other non-current liabilities	17,826	3,279
Total non-current liabilities	54,080	39,778
Total Liabilities	1,456,705	849,620
Commitments and contingencies (Note 19)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of June 26, 2026 and June 27, 2025)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,722,708 shares and 39,602,152 shares issued as of June 26, 2026 and June 27, 2025, respectively; and 35,834,864 shares and 35,728,074 shares outstanding as of June 26, 2026 and June 27, 2025, respectively)	397	396
Additional paid-in capital	251,854	237,881
Less: Treasury shares (3,887,844 shares and 3,874,078 shares as of June 26, 2026 and June 27, 2025, respectively)	(365,287)	(360,056)
Accumulated other comprehensive income (loss)	968	10,294
Retained earnings	2,566,324	2,093,297
Total Shareholders’ Equity	2,454,256	1,981,812
Total Liabilities and Shareholders’ Equity	$3,910,961	$2,831,432
The accompanying notes are an integral part of these consolidated financial statements.

FABRINET
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years Ended
(in thousands of U.S. dollars, except per share data)	June 26, 2026	June 27, 2025	June 28, 2024
Revenues	$4,641,097	$3,419,327	$2,882,967
Cost of revenues	(4,084,586)	(3,005,978)	(2,526,849)
Gross profit	556,511	413,349	356,118
Selling, general and administrative expenses	(93,507)	(87,466)	(78,481)
Restructuring and other related costs	(117)	(1,436)	(32)
Operating income	462,887	324,447	277,605
Interest income	32,418	40,162	33,204
Interest expense	(84)	—	(124)
Foreign exchange gain (loss), net	2,866	(9,251)	382
Other income (expense), net	57,026	(178)	287
Income before income taxes	555,113	355,180	311,354
Income tax expense	(82,086)	(22,653)	(15,173)
Net income	473,027	332,527	296,181
Other comprehensive income (loss), net of tax
Change in net unrealized gain (loss) on available-for-sale securities	(3,118)	9,893	2,100
Change in net unrealized gain (loss) on derivative instruments	(6,094)	2,314	2,561
Change in net retirement benefits plan – prior service cost	—	—	330
Change in foreign currency translation adjustment	(114)	1,228	(17)
Total other comprehensive income (loss), net of tax	(9,326)	13,435	4,974
Net comprehensive income	$463,701	$345,962	$301,155
Earnings per share
Basic	13.21	9.23	8.17
Diluted	13.05	9.17	8.10
Weighted average number of ordinary shares outstanding (thousands of shares)
Basic	35,815	36,017	36,246
Diluted	36,252	36,267	36,564
The accompanying notes are an integral part of these consolidated financial statements.

FABRINET
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands of U.S. dollars, except share data)	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount
Balances at June 30, 2023	39,284,176	393	206,624	(194,833)	(8,115)	1,464,589	1,468,658
Net income	—	—	—	—	—	296,181	296,181
Other comprehensive income (loss)	—	—	—	—	4,974	—	4,974
Share-based compensation	—	—	28,597	—	—	—	28,597
Issuance of ordinary shares	173,286	2	(2)	—	—	—	—
Repurchase of 211,726 shares held as treasury shares	—	—	—	(39,490)	—	—	(39,490)
Tax withholdings related to net share settlement of restricted share units	—	—	(13,175)	—	—	—	(13,175)
Balances at June 28, 2024	39,457,462	395	222,044	(234,323)	(3,141)	1,760,770	1,745,745
Net income	—	—	—	—	—	332,527	332,527
Other comprehensive income (loss)	—	—	—	—	13,435	—	13,435
Share-based compensation	—	—	33,004	—	—	—	33,004
Customer warrant	—	—	4,109	—	—	—	4,109
Issuance of ordinary shares	144,690	1	(1)	—	—	—	—
Repurchase of 561,858 shares held as treasury shares	—	—	—	(125,733)	—	—	(125,733)
Tax withholdings related to net share settlement of restricted share units	—	—	(21,275)	—	—	—	(21,275)
Balances at June 27, 2025	39,602,152	396	237,881	(360,056)	10,294	2,093,297	1,981,812
Net income	—	—	—	—	—	473,027	473,027
Other comprehensive income (loss)	—	—	—	—	(9,326)	—	(9,326)
Share-based compensation	—	—	34,630	—	—	—	34,630
Customer warrant	—	—	4,800	—	—	—	4,800
Issuance of ordinary shares	120,556	1	(1)	—	—	—	—
Repurchase of 13,766 shares held as treasury shares	—	—	—	(5,231)	—	—	(5,231)
Tax withholdings related to net share settlement of restricted share units	—	—	(25,456)	—	—	—	(25,456)
Balances at June 26, 2026	39,722,708	397	251,854	(365,287)	968	2,566,324	2,454,256
The accompanying notes are an integral part of these consolidated financial statements.

FABRINET
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
(in thousands of U. S. dollars)	June 26, 2026	June 27, 2025	June 28, 2024
Cash flows from operating activities
Net income	$473,027	$332,527	$296,181
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	68,371	53,433	49,017
(Gain) loss on disposal of property, plant and equipment and intangibles	(693)	(70)	62
(Gain) loss on non-marketable equity securities	(56,743)	—	—
Amortization of discount (premium) of short-term investments	(4,724)	(4,563)	(3,399)
Inventory obsolescence impairment	2,681	—	—
(Reversal of) allowance for expected credit losses	(294)	(285)	664
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	268	4,963	(849)
Amortization of fair value at hedge inception of interest rate swaps	—	—	(220)
Share-based compensation	34,630	33,004	28,374
Customer warrant	4,800	4,109	—
Deferred income tax expense (benefit)	(5,107)	(5,726)	1,672
Other non-cash expenses	409	131	310
Changes in operating assets and liabilities
Trade accounts receivable	(259,258)	(165,657)	(61,279)
Inventories	(442,901)	(117,809)	56,370
Other current assets and non-current assets	(108,114)	(33,595)	(46,715)
Trade accounts payable	370,753	194,236	60,040
Income tax payable	55,530	4,029	(1,960)
Accrued expenses	16,675	13,036	1,398
Other payables	94,753	11,522	30,959
Severance liabilities	3,743	3,799	2,771
Other current liabilities and non-current liabilities	8,919	1,281	(250)
Net cash provided by operating activities	256,725	328,365	413,146
Cash flows from investing activities
Purchase of short-term investments	(276,207)	(444,149)	(435,905)
Proceeds from sales of short-term investments	12,000	—	40,000
Proceeds from maturities of short-term investments	365,289	279,417	271,877
Purchases of non-marketable equity securities	(32,360)	—	—
Purchase of property, plant and equipment	(252,503)	(121,078)	(47,528)
Purchase of intangibles	(1,181)	(738)	(889)
Proceeds from disposal of property, plant and equipment	1,387	252	2,694
Net cash used in investing activities	(183,575)	(286,296)	(169,751)
Cash flows from financing activities
Repayment of long-term borrowings	—	—	(12,188)
Repurchase of ordinary shares	(5,231)	(125,733)	(39,490)
Withholding tax related to net share settlement of restricted share units	(25,456)	(21,275)	(13,175)
Net cash used in financing activities	(30,687)	(147,008)	(64,853)
Net increase (decrease) in cash, cash equivalents and restricted cash	$42,463	$(104,939)	$178,542
Movement in cash, cash equivalents and restricted cash

FABRINET
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended
(in thousands of U. S. dollars)	June 26, 2026	June 27, 2025	June 28, 2024
Cash, cash equivalents and restricted cash at the beginning of period	$306,425	$409,973	$231,368
Increase (decrease) in cash, cash equivalents and restricted cash	42,463	(104,939)	178,542
Effect of exchange rate on cash, cash equivalents and restricted cash	(1,473)	1,391	63
Cash, cash equivalents and restricted cash at the end of period	$347,415	$306,425	$409,973
Supplemental disclosures
Cash paid for
Interest	$—	$—	$312
Taxes	$29,405	$24,302	$16,452
Cash received for interest	$33,462	$33,718	$29,783
Non-cash investing and financing activities
Construction, software and equipment related payables	$86,018	$40,781	$14,380
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sums to the total of the same amounts shown in the consolidated statements of cash flows:

	As of
(in thousands of U. S. dollars)	June 26, 2026	June 27, 2025	June 28, 2024
Cash and cash equivalents	$346,711	$306,425	$409,973
Restricted cash	704	—	—
Cash, cash equivalents and restricted cash	$347,415	$306,425	$409,973
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
The Company utilizes a 52-53 week fiscal year ending on the last Friday in June. Fiscal years 2026, 2025, and 2024 ended on June 26, 2026, June 27, 2025, and June 28, 2024, respectively, and each consisted of 52 weeks.
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
Leases
Operating leases
The Company determines if an arrangement contains a lease at inception. The Company applies the guidance in Accounting Standards Codification (“ASC”) 842 to determine whether a contract is, or contains, a lease. A contract is or contains a lease if the contract conveys the right to control the use of identified property, plant, or equipment (an identified asset) for a period of time in exchange for consideration. Operating leases are included in operating lease right of use (“ROU”) assets and operating lease liabilities within the Company’s consolidated balance sheets. The Company rents certain real estate under agreements that are classified as operating leases.
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
Derivatives
The derivative assets and liabilities are measured at fair value and recognized on the consolidated balance sheets by offsetting the fair value amounts under master netting arrangements. The Company presents derivative assets and liabilities in the consolidated balance sheets as follows:
•A derivative for which the fair value is a net liability is classified in total as current.
•A derivative for which the fair value is a net asset is classified in total as current.
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

Service revenues of $205.6 million, $174.8 million and $122.6 million were recognized in the consolidated statements of operations and comprehensive income for the years ended June 26, 2026, June 27, 2025 and June 28, 2024, respectively.
Contract Costs
The incremental costs of obtaining a contract with a customer are recognized as an asset (not expensed as incurred) if such costs are expected to be recovered. Incremental costs of obtaining a contract are costs that the Company would not have incurred if the contract had not been obtained (e.g., sales commissions or similar incentive payments linked directly to new or modified customer contracts). Costs that would have been incurred regardless of whether a customer contract was obtained (e.g., costs of pursuing the contract, legal advice, etc.) are expensed as incurred, unless such costs are explicitly chargeable to the customer. During the years ended June 26, 2026, June 27, 2025 and June 28, 2024, the Company did not have any incremental costs of obtaining a contract.
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
Warranty cost allowances of $0.4 million were recognized in the consolidated statements of operations and comprehensive income for the year ended June 26, 2026. For the years ended June 27, 2025 and June 28, 2024, the Company's warranty cost allowances were an immaterial amount.
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
Non-marketable equity securities
Non-marketable equity securities consists of investment in privately-held company that does not have a readily determinable fair value. These investments are measured at cost minus impairment, if any, and are adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer, or the measurement alternative. Fair value is based upon observable inputs in an inactive market and the valuation requires our judgment due to the absence of market prices and inherent lack of liquidity. All gains and losses on these investments, realized and unrealized, are recognized in other income (expense) in the consolidated statements of operations and comprehensive income.
The Company assess whether an impairment loss has occurred on investments in non-marketable equity securities, accounted for under the measurement alternative based on quantitative and qualitative factors. If any impairment is identified for non-marketable equity securities, the Company write down the investment to its fair value and record the corresponding charge through other income (expense) in the consolidated statements of operations and comprehensive income.
The Company evaluated the investment under ASC 323, Investments—Equity Method and Joint Ventures, and determined that it does not have significant influence over its investment operating and financial policies. Accordingly, the investment is not accounted for under the equity method and instead falls within the scope of ASC 321, Investments—Equity Securities.
Adoption of New Accounting Standards
In December 2023, the FASB issued Accounting Standards Updates (“ASU”) 2023-09, “Income Taxes (Topic 740), Improvements to Income Tax Disclosures,” which requires more detailed income tax disclosures. This ASU requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. Public entities were required to adopt the new guidance for fiscal years beginning after December 15, 2024, with early adoption permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted on a prospective basis for fiscal year ended June 26, 2026.
New Accounting Standards—not yet adopted by the Company
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses,” which requires additional disclosure, in notes to financial statements, of specified information about certain costs and expenses in the same tabular format disclosure as the other disaggregation requirements in the amendments in this ASU. This ASU is effective for all entities for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. This ASU is effective for the Company's annual periods beginning June 26, 2027, and interim periods beginning July 1, 2028. The Company is currently evaluating the ASU to determine its impact on the Company's disclosures, including whether to apply the ASU retrospectively or prospectively.

3.    Revenues from contracts with customers
Contract Assets and Liabilities
A contract asset is recognized when the Company has recognized revenues, but has not yet issued an invoice to its customer for payment. Contract assets are recognized in the consolidated balance sheets under other current assets and transferred to accounts receivable when rights to payment become unconditional. No impairment for contract assets was recorded for the years ended June 26, 2026, June 27, 2025 and June 28, 2024.
As of June 26, 2026 and June 27, 2025, the Company's contract assets were immaterial amount.
A contract liability is recognized when the Company has advance payment arrangements with customers. Contract liabilities are recognized in the consolidated balance sheets under other payables. The contract liabilities balance is normally recognized as revenue within six months.
The following tables summarize the activity in the Company’s contract liabilities during the years ended June 26, 2026, June 27, 2025, and June 28, 2024:

(in thousands)	Contract Liabilities
Balance as of June 30, 2023	$3,036
Advance payment received during the year	11,069
Revenue recognized	(6,259)
Balance as of June 28, 2024	$7,846
Advance payment received during the year	23,640
Revenue recognized	(17,019)
Balance as of June 27, 2025	$14,467
Advance payment received during the year	73,273
Revenue recognized	(83,503)
Balance as of June 26, 2026	$4,237
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
For the years ended June 26, 2026 and June 27, 2025, the Company recognized $4.8 million and $4.1 million, respectively, as a reduction to revenue on the consolidated statements of operations.
Revenue by Geographic Area and End Market
Beginning in the fourth quarter of fiscal year 2026, the Company updated its geographic area presentation from the bill-to-location of its customers to the ship-to-location of its customers, and updated its revenue category presentation from optical communications and non-optical communications to data center, communications infrastructure, and automotive, industrial and other markets. Prior periods have been recast to conform to the current presentation.
Total revenues are attributed to a particular geographic area based on the ship-to-location of the Company’s customers. The Company operates primarily in three geographic regions: Asia-Pacific and others; North America; and Europe.

The following table presents total revenues by geographic regions:

	Years Ended
(in thousands, except percentages)	June 26, 2026	As a % of Total Revenues	June 27, 2025	As a % of Total Revenues	June 28, 2024	As a % of Total Revenues
Asia-Pacific and others
Thailand	$2,842,089		$2,123,346		$1,817,517
Singapore	254,710		220,282		200,494
Malaysia	113,926		39,275		33,853
China	88,373		58,881		62,088
Israel	54,832		34,802		15,626
Japan	38,040		34,419		21,586
Others	35,509		30,994		94,431
Total revenue in Asia-Pacific and others	3,427,479	73.9%	2,541,999	74.3%	2,245,595	77.9%
North America
U.S.	965,419		679,546		481,664
Mexico	70,565		45,514		34,958
Others (1)	18,261		12,951		7,104
Total revenue in North America	1,054,245	22.7	738,011	21.6	523,726	18.2
Europe
Germany	49,289		45,015		42,542
U.K.	36,542		25,327		15,554
Others	73,542		68,975		55,550
Total revenue in Europe	159,373	3.4	139,317	4.1	113,646	3.9
Total revenue	$4,641,097	100.0%	$3,419,327	100.0%	$2,882,967	100.0%
(1)    Others includes Cayman Islands, our country of domicile. For each year presented, we had no revenue attributed to customers in the Cayman Islands.
The following table presents revenues by end market and product category.

(in thousands, except percentages)	Year ended June 26, 2026	As a % of Total Revenues	Year ended June 27, 2025	As a % of Total Revenues	Year ended June 28, 2024	As a % of Total Revenues
Data center (1)	$2,225,081	47.9%	$1,579,915	46.2%	$1,529,693	53.1%
Communications infrastructure (2)	1,546,403	33.3	1,049,397	30.7	767,368	26.6
Automotive, Industrial and Others (3)	869,613	18.8	790,015	23.1	585,906	20.3
Total revenue	$4,641,097	100.0%	$3,419,327	100.0%	$2,882,967	100.0%
(1)    Data center includes data center interconnect (DCI), high-performance computing (HPC), and other data center-specific applications.
(2)    Communications infrastructure includes communications and networking products that are not specific to data center applications, primarily telecommunications products excluding DCI.
(3)    Automotive, Industrial and Others includes products serving automotive components, industrial, medical devices and sensors.
4.    Income taxes
Fabrinet’s effective tax rate is a function of the mix of tax rates in the various jurisdictions in which we conduct business. Fabrinet is domiciled in the Cayman Islands. Under the current laws of the Cayman Islands, Fabrinet is not subject to tax in the Cayman Islands on income or capital gains until March 6, 2039.

The majority of the Company’s operations and production take place in Thailand. The Company was not subject to tax in Thailand from July 2012 through June 2020 on income generated from the manufacture of products at its Pinehurst campus Building 6, and was not subject to tax in Thailand from July 2018 through June 2026 on income generated from the manufacture of products at its Chonburi campus. Between June 2020 and June 2025, 50% of the Company's income generated from products manufactured at its Pinehurst campus Building 6 was exempted from tax in Thailand. Preferential tax treatment is available to the Company for products manufactured at its Chonburi campus Building 9, where income generated will be tax exempt through 2031, capped at the Company’s actual investment amount. Preferential tax treatment will be available to the Company for products manufactured at its Navanakorn campus for 8 years beginning in August 2027, capped at the Company's actual investment amount. Such preferential tax treatment is contingent on various factors, including the export of customers’ products out of Thailand and the Company's agreement not to move its manufacturing facilities out of its current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. Currently, the corporate income tax rate for the Company's Thai subsidiary is 20%.
The corporate income tax rates for the Company's subsidiaries in the PRC, the U.S., the U.K. and Israel are 25%, 21%, 25% and 23%, respectively. The Company's provision for income taxes is computed using the asset and liability method, under which deferred income taxes are recognized for differences between the financial statement and tax bases of assets and liabilities at currently enacted statutory tax rates for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment.
The Company’s income before income taxes consisted of the following:

	Years Ended
(in thousands)	June 26, 2026	June 27, 2025	June 28, 2024
Thailand	$35,668	$29,983	$12,775
International	519,445	325,197	298,579
Total income before income taxes	$555,113	$355,180	$311,354
The Company’s income tax expense consisted of the following:

	Years Ended
(in thousands)	June 26, 2026	June 27, 2025	June 28, 2024
Current	$84,223	$27,812	$11,993
Deferred	(2,137)	(5,159)	3,180
Total income tax expense	$82,086	$22,653	$15,173
Cash paid for income taxes, net of refunds received, by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended June 26, 2026 is as follows:

Years Ended
(in thousands)	June 26, 2026
Thailand	$10,069
Foreign
United States	12,504
China	6,538
Other foreign jurisdictions	294
Total income tax paid	$29,405

Beginning in fiscal year 2026, the Company adopted ASU 2023-09 prospectively. The reconciliation between the Company’s taxes that would arise by applying the statutory tax rate of the country of the Company’s principal operations, Thailand, to the Company’s effective tax charge is shown below:

	Years Ended
(in thousands)	June 26, 2026
	Amount	Percentage
Thailand statutory tax rate	$111,023	20.0%
Foreign tax effects
United States
Tax rate differential	4,024	0.7%
Non-deductible expenses	2,400	0.4%
Other	(1,745)	(0.3)%
Cayman Islands
Tax rate differential	(88,976)	(16.0)%
Other	22	0.0%
Other Foreign Jurisdictions	(246)	(0.0)%
Enactment of new tax laws
Pillar Two Top-up Tax	57,447	10.3%
Non-taxable or non-deductible items	(4,948)	(0.9)%
Changes in unrecognized tax benefits	3,085	0.6%
Effective tax rate	$82,086	14.8%
The following table presents a reconciliation of the Company's effective tax rate to the statutory Thailand tax rate for the periods indicated, in accordance with the guidance prior to the adoption of ASU 2023-09:

	Years Ended
(in thousands)	June 27, 2025	June 28, 2024
Income before income taxes (1)	$355,180	$311,354
Tax expense calculated at a statutory corporate income tax rate of 20%	71,036	62,271
Effect of income taxes from locations with tax rates different from Thailand	(1,197)	(945)
Income not subject to tax (2)	(62,032)	(62,940)
Income tax on unremitted earnings	1,521	1,488
Non-deductible expenses	9,045	10,347
Foreign operations	2,426	(600)
Tax rebate from research and development application	(211)	17
Provision for uncertain income tax position	678	1,131
Utilization of loss and tax credits carryforward	—	—
Changes in valuation allowance (3)	—	3,759
Others	1,387	645
Corporate income tax expense	$22,653	$15,173
(1)Income before income taxes from domestic operations in the Cayman Islands amounted to $388.1 million, $263.0 million and $306.0 million for the years ended June 26, 2026, June 27, 2025 and June 28, 2024, respectively.
(2)Income not subject to tax relates to income earned in the Cayman and Mauritius Islands and income subject to an investment promotion privilege in Thailand. Income not subject to tax per ordinary share on a diluted basis was $2.24, $1.71, and $1.72 for the years ended June 26, 2026, June 27, 2025, and June 28, 2024, respectively.
(3)Changes in valuation allowances were due to adjustments based on management's assessment on the realizability of the related deferred tax assets.

The Company’s deferred tax assets and deferred tax liabilities, net of valuation allowance, at each balance sheet date are as follows:

	As of
(in thousands)	June 26, 2026	June 27, 2025
Deferred tax assets:
Depreciation	$647	$2,368
Severance liability	6,603	5,981
Reserves and allowance	10,837	5,554
Net operating loss carryforwards	4,093	2,532
Others	2,617	452
Total	24,797	16,887
Less: Valuation allowance	(5,568)	(3,481)
Net deferred tax assets	$19,229	$13,406

Deferred tax liabilities:
Temporary differences from intangibles and changes in the fair value of assets acquired	$(1,405)	$(1,543)
Deferred tax from unremitted earnings	(2,511)	(2,141)
Others	2,262	2,089
Total	(1,654)	(1,595)
Net	$17,575	$11,811
The changes in the valuation allowances of deferred tax assets were as follows:

(in thousands)	Valuation allowances of deferred tax assets
Balance as of June 30, 2023	$3,824
Additional	3,613
Reduction	(3,824)
Balance as of June 28, 2024	3,613
Additional	823
Reduction	(955)
Balance as of June 27, 2025	3,481
Additional	2,087
Reduction	—
Balance as of June 26, 2026	$5,568
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

During fiscal year 2024, the Company's subsidiary in Israel continued to generate net operating loss and management expected that such subsidiary would continue to have net operating losses in the foreseeable future; therefore, management believed it was more likely than not that all of the deferred tax assets of such subsidiary would not be utilized. Thus, a full valuation allowance of $2.7 million for the deferred tax assets was set up as of the end of fiscal year 2024. The Company continued to record the full valuation allowance of $0.8 million and $2.1 million for fiscal year 2025 and fiscal year 2026, respectively.
Income tax liabilities have not been established for withholding tax and other taxes that would be payable on the unremitted earnings in Thailand, which are permanently reinvested. Unremitted earnings in Thailand totaled $198.3 million and $167.9 million as of June 26, 2026 and June 27, 2025, respectively. Unrecognized deferred tax liabilities for such unremitted earnings were $17.1 million and $16.9 million as of June 26, 2026 and June 27, 2025, respectively.
Deferred tax liabilities of $1.8 million and $1.5 million have been established for withholding tax on the unremitted earnings in China for the years ended June 26, 2026 and June 27, 2025, respectively, which are included in non-current deferred tax liability in the consolidated balance sheets.
Uncertain income tax positions
Interest and penalties related to uncertain income tax positions are recognized in income tax expense. The Company had approximately $0.4 million of accrued interest and penalties related to uncertain income tax positions on the consolidated balance sheets as of June 26, 2026. The Company recorded interest and penalties of $0.1 million and $0.2 million for the years ended June 27, 2025 and June 28, 2024, respectively, in the consolidated statements of operations and comprehensive income. No interest and penalties were reversed in fiscal 2026. With regard to the Thailand jurisdiction, tax years 2020 through 2024 remain open to examination by the local authorities.
The changes to the Company’s uncertain income tax positions for the years ended June 26, 2026, June 27, 2025 and June 28, 2024, excluding interest and penalties, were as follows:

	Years Ended
(in thousands)	June 26, 2026	June 27, 2025	June 28, 2024
Beginning balance	$1,846	$1,249	$1,288
Additions during the year	2,600	620	1,091
Release of tax positions of prior years	—	(23)	(1,130)
Ending balance	$4,446	$1,846	$1,249

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
Earnings per ordinary share was calculated as follows:

	Years Ended
(in thousands, except per share data)	June 26, 2026	June 27, 2025	June 28, 2024
Net income attributable to shareholders	$473,027	$332,527	$296,181
Weighted-average number of ordinary shares outstanding	35,815	36,017	36,246
Incremental shares arising from the assumed exercise of share options and vesting of restricted share units and performance share units	232	241	318
Incremental shares arising from the assumed vesting of customer warrant	205	9	—
Weighted-average number of ordinary shares for diluted earnings per ordinary share	36,252	36,267	36,564
Basic earnings per ordinary share	$13.21	$9.23	$8.17
Diluted earnings per ordinary share	$13.05	$9.17	$8.10
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (thousands of shares) (1)	1	—	—
(1)    These performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.

6.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments by category is as follows:

			Fair Value
(in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Short-term Investments	Other Investments
As of June 26, 2026
Cash	$232,210	$—	$232,210	$—	$—
Cash equivalents	114,501	—	114,501	—	—
Certificates of deposit and time deposits	43,690	560	—	44,250	—
Corporate debt securities	194,798	5,839	—	200,637	—
U.S. agency and U.S. Treasury securities	284,256	(799)	—	283,457	—
Total	$869,455	$5,600	$346,711	$528,344	$—
As of June 27, 2025
Cash	$295,242	$—	$295,242	$—	$—
Cash equivalents	11,183	—	11,183	—	—
Certificate of deposit and time deposits	144,730	1,022	—	145,752	—
Corporate debt securities	183,076	6,897	—	189,973	—
U.S. agency and U.S. Treasury securities	291,295	799	—	292,094	—
Total	$925,526	$8,718	$306,425	$627,819	$—
The cash equivalents include short-term bank deposits, investments in money market funds, and marketable securities with maturities of three months or less at the date of purchase. The effective interest rate on short term bank deposits was 3.7% and 4.2% per annum for the years ended June 26, 2026 and June 27, 2025, respectively.

As of June 26, 2026, the Company had investments in certificates of deposit of $33.2 million and term deposit of $11.0 million which were classified as available-for-sale debt securities. As of June 27, 2025, the Company had investments in certificates of deposit of $125.7 million and term deposit of $20.0 million.
As of June 26, 2026 and June 27, 2025, the Company did not have any held-to-maturity debt securities.
As of June 26, 2026 and June 27, 2025, 83% and 81%, respectively, of our cash and cash equivalents were held by the Parent Company.
The following table summarizes the cost and estimated fair value of debt securities classified as available-for-sale securities based on stated effective maturities as of June 26, 2026 and June 27, 2025:

	June 26, 2026		June 27, 2025
(in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$43,690	$44,250	$128,958	$129,977
Due between one to five years	479,054	484,094	490,143	497,842
Total	$522,744	$528,344	$619,101	$627,819
As of June 26, 2026 and June 27, 2025, the Company considered the decline in market value of its available-for-sale debt securities by using the AFS debt security impairment model. The Company typically invests in highly-rated securities, and its investment policy generally limits the amount of credit exposure to any one issuer. The policy requires investments generally to be investment grade, with the primary objective of minimizing the potential risk of principal loss. Fair values were determined for each individual security in the investment portfolio. The Company assessed impairment at the individual security level according to the relevant accounting standard by comparing its fair value/market value with its amortized cost. The Company considered factors such as the failure of the issuer of the security to make scheduled interest and principal payments and any changes to the credit rating of the security by a rating agency. The credit rating of the Company's invested securities is still in compliance with the Company's investment policy. No impairment losses on available-for-sale debt securities were recorded for the year ended June 26, 2026 and June 27, 2025.

7.    Non-marketable equity securities
Adjustments to the carrying value of our non-marketable equity securities during fiscal years 2026 was as follows:

(in thousands)	As of June 26, 2026
Balance at beginning of period	$—
Adjustments related to non-marketable equity securities
Net additions	32,360
Unrealized gains	56,743
Impairments and unrealized losses	—
Balance at end of period	$89,103
On March 25, 2026, the Company entered into a share purchase agreement to acquire a 13.8% equity interest in Raytek Semiconductor, Inc. (“Raytek”) for a total purchase price of approximately New Taiwan Dollar (“NT$”) 1.02 billion ($32.4 million). The Company evaluated the investment under ASC 323, Investments—Equity Method and Joint Ventures, and determined that the Company does not have significant influence over Raytek’s operating and financial policies. Accordingly, the investment is not accounted for under the equity method and instead falls within the scope of ASC 321, Investments—Equity Securities.
The Company accounts for this investment using the measurement alternative under ASC 321 because the investment does not have a readily determinable fair value. Under the measurement alternative, the investment is measured at cost, less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

In May 2026, Raytek’s shares began trading on the Taipei Exchange Emerging Stock Board (“ESB”). The shares held by the Company are subject to restrictions and are not currently listed or publicly tradable on the ESB. The Company determined that trading in Raytek’s publicly traded shares represented an observable price change for purposes of applying the ASC 321 measurement alternative. Accordingly, as of June 26, 2026, the Company remeasured its investment based on the observable ESB market price, adjusted to reflect differences between the publicly traded shares and the Company's shares, including a discount for the lack of marketability associated with the Company's restricted shares. As a result of the remeasurement, the Company recognized an unrealized gain of $56.7 million in other income (expense), net, during fiscal year 2026 and increased the carrying amount of the investment to $89.1 million as of June 26, 2026.
8.    Fair value of financial instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is established, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs for the valuation of an asset or liability as of the measurement date. The three levels of inputs that may be used to measure fair value are defined as follows:
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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 26, 2026
Assets
Cash equivalents	$—	$114,501		$—	$114,501
Certificates of deposit and time deposits	—	44,250		—	44,250
Corporate debt securities	—	200,637		—	200,637
U.S. agency and U.S. Treasury securities	—	283,457		—	283,457
Derivative assets - current portion	—	0	(1)	—	—
Total	$—	$642,845		$—	$642,845
Liabilities
Derivative liabilities - current portion	$—	$(9,084)	(2)	$—	$(9,084)
Total	$—	$(9,084)		$—	$(9,084)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 27, 2025
Assets
Cash equivalents	$—	$11,183		$—	$11,183
Certificates of deposit and time deposits	—	145,752		—	145,752
Corporate debt securities	—	189,973		—	189,973
U.S. agency and U.S. Treasury securities	—	292,094		—	292,094
Derivative assets - current portion	—	2,961	(3)	—	2,961
Total	$—	$641,963		$—	$641,963
Liabilities
Derivative liabilities - current portion	$—	$(105)	(4)	$—	$(105)
Total	$—	$(105)		$—	$(105)

(1)Foreign currency forward contract with a notional amount of $1.0 million.
(2)Foreign currency forward contracts with an aggregate notional amount of $279.0 million and 0.3 million Canadian dollars.
(3)Foreign currency forward contracts with an aggregate notional amount of $130.0 million and 0.5 million Canadian dollars.
(4)Foreign currency forward contracts with an aggregate notional amount of $35.0 million
Derivative Financial Instruments
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

As of June 26, 2026, the Company had 272 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $280.0 million and with maturity dates ranging from July 2026 through December 2026, and one foreign currency contract with a notional amount of 0.3 million Canadian dollars and with a maturity date in September 2026.
As of June 27, 2025, the Company had 165 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $165.0 million and with maturity dates ranging from July 2025 through December 2025, and one foreign currency contract with a notional amount of 0.5 million Canadian dollars and with a maturity date in September 2025.
As of June 26, 2026, the hedging relationship over foreign currency forward contracts which were designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. As of June 26, 2026, the amount in AOCI that is expected to be reclassified into earnings within 12 months as loss was $5.6 million.
During the year ended June 26, 2026 and June 27, 2025, the Company included an unrealized loss of $2.8 million and an unrealized gain of $1.9 million, respectively, from changes in fair value of foreign currency forward and option contracts which were not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the consolidated statements of operations and comprehensive income.
The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts and interest rate swaps which were designated as cash flow hedges on the consolidated statements of operations and other comprehensive income:

		Year Ended
(in thousands)	Financial statements line item	June 26, 2026	June 27, 2025
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income (loss)	$(11,837)	$5,075
Total derivatives loss (gain) recognized in other comprehensive income		$(11,837)	$5,075
Derivatives loss (gain) reclassified from accumulated other comprehensive income into earnings:
Foreign currency forward contracts	Cost of revenues	$3,333	$(1,588)
Foreign currency forward contracts	Selling, general and administrative expenses	252	(122)
Foreign currency forward contracts	Foreign exchange gain (loss), net	1,166	(654)
Total derivatives (gain) loss reclassified from accumulated other comprehensive income into earnings		$4,751	$(2,364)
Change in net unrealized gain (loss) on derivative instruments		$(7,086)	$2,711
Fair value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	June 26, 2026		June 27, 2025
(in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward and option contracts	$—	$(3,557)	$1,303	$(12)
Derivatives designated as hedging instruments
Foreign currency forward contracts	0	(5,527)	1,658	(93)
Derivatives, gross balances	$0	$(9,084)	$2,961	$(105)

The Company presents its derivatives at gross fair values in the consolidated balance sheets.
The Company recorded the fair value of derivative financial instruments in the consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets
Fair Value of Derivative Liabilities	Accrued expenses
9.    Trade accounts receivable, net

(in thousands)	As of June 26, 2026	As of June 27, 2025
Trade accounts receivable	$1,018,983	$760,238
Less: Allowance for expected credit losses	(1,050)	(1,344)
Trade accounts receivable, net	$1,017,933	$758,894
The following tables summarize the movement in the Company’s expected credit losses during the years ended June 26, 2026, June 27, 2025, and June 28, 2024:

(in thousands)	Expected credit Losses
Balance as of June 30, 2023	$965
Provision during the year	2,164
Reversal during the year	(1,500)
Balance as of June 28, 2024	1,629
Provision during the year	540
Reversal during the year	(825)
Balance as of June 27, 2025	1,344
Provision during the year	161
Reversal during the year	(455)
Balance as of June 26, 2026	$1,050
10.    Inventories

(in thousands)	As of June 26, 2026	As of June 27, 2025
Raw materials	$374,773	$145,128
Work in progress	568,300	377,736
Finished goods	30,967	33,016
Goods in transit	47,195	25,135
Inventories	$1,021,235	$581,015

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

Operating leases
As of June 26, 2026, the maturities of the Company’s operating lease liabilities were as follows:

(in thousands)
2027	$1,442
2028	962
2029	884
2030	458
2031	326
Thereafter	652
Total undiscounted lease payments	4,724
Less: imputed interest	(711)
Total present value of lease liabilities	$4,013	(1)
(1)Includes current portion of operating lease liabilities of $1.2 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term.
Rental expense for long-term leases for the years ended June 26, 2026, June 27, 2025 and June 28, 2024 was $2.1 million, $1.9 million and $2.4 million, respectively.
Rental expense for short-term leases for the years ended June 26, 2026, June 27, 2025 and June 28, 2024 was $0.1 million, $0.3 million and $0.9 million, respectively.
The following summarizes additional information related to the Company’s operating leases:

	As of June 26, 2026	As of June 27, 2025
Weighted-average remaining lease term (in years)	5.0	5.5
Weighted-average discount rate	7.1%	6.6%
The following information represents supplemental disclosure for the statement of cash flows related to operating leases:

	Years Ended
(in thousands)	June 26, 2026	June 27, 2025	June 28, 2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$2,202	$1,979	$3,027
ROU assets obtained in exchange for lease liabilities	$183	$2,015	$5,797

12.    Property, plant and equipment, net
The components of property, plant and equipment, net were as follows:

(in thousands)	Land and Land Improvements	Building and Building Improvements	Manufacturing Equipment	Office Equipment	Motor Vehicles	Computers	Construction and Machinery Under Installation	Total
As of June 26, 2026
Cost	$68,675	$330,841	$512,821	$7,801	$1,410	$38,668	$82,006	$1,042,222
Less: Accumulated depreciation	(949)	(102,041)	(293,870)	(5,892)	(935)	(23,189)	—	(426,876)
Less: Impairment reserve	—	—	(279)	—	—	—	—	(279)
Net book value	$67,726	$228,800	$218,672	$1,909	$475	$15,479	$82,006	$615,067
As of June 27, 2025
Cost	$61,534	$222,640	$374,322	$6,395	$1,296	$30,736	$51,048	$747,971
Less: Accumulated depreciation	(635)	(92,478)	(248,833)	(5,502)	(904)	(18,690)	—	(367,042)
Less: Impairment reserve	—	—	(289)	—	—	—	—	(289)
Net book value	$60,899	$130,162	$125,200	$893	$392	$12,046	$51,048	$380,640
Depreciation expense amounted to $67.5 million, $52.5 million and $48.2 million for the years ended June 26, 2026, June 27, 2025 and June 28, 2024, respectively, and has been allocated between cost of revenues and selling, general and administrative expenses in the consolidated statements of operations and comprehensive income.
The cost of fully depreciated property, plant and equipment written-off during the years ended June 26, 2026, June 27, 2025 and June 28, 2024 amounted to $6.5 million, $12.5 million and $10.7 million, respectively.
As of June 26, 2026, June 27, 2025 and June 28, 2024, the Company recognized impairment reserves for property, plant and equipment of $0.3 million, $0.3 million and $0.3 million, respectively.
13.    Intangibles
The following tables present details of the Company’s intangibles:

(in thousands)	As of June 26, 2026	As of June 27, 2025
Software
Gross carrying amount	$13,365	$12,159
Accumulated amortization	(10,907)	(10,003)
Net	$2,458	$2,156
The Company recorded amortization expense relating to intangibles of $0.9 million, $0.9 million and $1.0 million for the years ended June 26, 2026, June 27, 2025 and June 28, 2024, respectively.
The weighted-average remaining life of software was:

(years)	As of June 26, 2026	As of June 27, 2025
Software	2.7	3.6

Based on the carrying amount of intangibles as of June 26, 2026, and assuming no future impairment of the underlying assets, the estimated future amortization during each fiscal year was as follows:

(in thousands)
2027	$875
2028	711
2029	503
2030	281
2031	88
Total	$2,458
14.    Severance liabilities
The following table provides information regarding severance liabilities:

	Years Ended
(in thousands)	June 26, 2026	June 27, 2025
Changes in severance liabilities
Balance, beginning of the fiscal year	$31,225	$24,093
Current service cost	3,341	2,975
Interest cost	865	966
Benefit paid	(685)	(2,001)
Unrealized loss (gain) on exchange rate	(855)	3,306
Actuarial (gain) loss on obligation	204	1,886
Balance, end of the fiscal year	$34,095	$31,225
The following table sets forth our severance liabilities as of June 26, 2026:

(in thousands)
2027	$2,319
2028	2,830
2029	2,997
2030	3,782
2031	3,362
Thereafter	18,805
Total	$34,095
The amount recognized in the consolidated balance sheets under current liabilities and non-current liabilities were determined as follows:

(in thousands)	As of June 26, 2026	As of June 27, 2025
Current liabilities	$2,319	$—
Non-current liabilities	$31,776	$31,225
The following table provides information regarding accumulated benefit obligations:

(in thousands)	As of June 26, 2026	As of June 27, 2025
Accumulated benefit obligations	$24,616	$22,140

The principal actuarial assumptions used were as follows:
Weighted average actuarial assumptions used to determine severance liabilities

Years Ended
	June 26, 2026	June 27, 2025	June 28, 2024
Discount rate	3.1% - 4.0%	2.9% - 4.1%	3.9% - 5.5%
Future salary increases	3.5% - 10.0%	3.5% - 10.0%	3.5% - 10.0%

15.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the years ended June 26, 2026, June 27, 2025 and June 28, 2024 was as follows:

	Years Ended
(in thousands)	June 26, 2026	June 27, 2025	June 28, 2024
Share-based compensation expense by type of award:
Restricted share units	$22,067	$21,013	$16,839
Performance share units	12,563	11,991	11,535
Total share-based compensation expense	34,630	33,004	28,374
Tax effect on share-based compensation expense	—	—	—
Net effect on share-based compensation expense	$34,630	$33,004	$28,374
Share-based compensation expense was recorded in the consolidated statements of operations and comprehensive income as follows:

	Years Ended
(in thousands)	June 26, 2026	June 27, 2025	June 28, 2024
Cost of revenue	$11,459	$10,456	$7,203
Selling, general and administrative expense	23,171	22,548	21,171
Total share-based compensation expense	$34,630	$33,004	$28,374
The Company did not capitalize any share-based compensation expense as part of any asset costs during the years ended June 26, 2026, June 27, 2025 and June 28, 2024.
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
The 2020 Plan and 2017 Inducement Plan are collectively referred to as the “Equity Incentive Plans.”

The following table summarizes the number of equity awards outstanding and ordinary shares available for grant under each of the Equity Incentive Plans as of June 26, 2026:

(share units)	Restricted Share Units outstanding	Performance Share Units outstanding	Ordinary Shares available for future grant
2020 Plan	211,574	94,687	1,455,660
2017 Inducement Plan	—	—	111,347
Total	211,574	94,687	1,567,007
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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2023	368,765	$97.49
Granted	126,934	$165.54
Vested	(171,304)	$88.69
Forfeited	(17,735)	$124.52
Balance as of June 28, 2024	306,660	$129.01
Granted	115,442	$257.64
Vested	(140,040)	$118.33
Forfeited	(19,048)	$175.73
Balance as of June 27, 2025	263,014	$187.00
Granted	79,180	$310.71
Vested	(121,128)	$165.82
Forfeited	(9,492)	$234.68
Balance as of June 26, 2026	211,574	$244.24
Expected to vest as of June 26, 2026	187,106	$244.77

The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 30, 2023	204,016	$108.81
Granted	73,936	$158.91
Vested	(106,874)	101.05
Balance as of June 28, 2024	171,078	$135.31
Granted	46,980	$261.84
Vested	(97,142)	$117.35
Balance as of June 27, 2025	120,916	$198.90
Granted	48,806	$277.04
Vested	(73,936)	158.91
Forfeited	(1,099)	$261.84
Balance as of June 26, 2026	94,687	$269.67
Expected to vest as of June 26, 2026	94,687	$269.67
The total fair value of restricted share units and performance share units vested during the years ended June 26, 2026, June 27, 2025 and June 28, 2024 was $31.8 million, $28.0 million and $26.0 million, respectively. The aggregate intrinsic value of restricted share units and performance share units outstanding as of June 26, 2026 was $160.7 million.
As of June 26, 2026, there was $17.3 million and $7.8 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 2.5 years and 1.1 years, respectively.
For the years ended June 26, 2026 and June 27, 2025, the Company withheld an aggregate of 74,508 shares and 92,492 shares, respectively, upon the vesting of restricted share units and performance shares units, based upon the closing share price on the vesting date to settle employee tax withholding obligations. For the years ended June 26, 2026 and June 27, 2025, the Company then remitted cash of $25.5 million and $21.3 million, respectively, to the appropriate taxing authorities, and presented it as a financing activity within the consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.
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
As of June 26, 2026 and June 27, 2025, 85,942 and 38,192 Warrant Shares, respectively, were vested and remained unexercised.

16.    Employee benefit plans
Employee contribution plan
The Company operates a defined contribution plan, known as a provident fund, in its subsidiaries in Thailand and the United Kingdom. The assets of these plans are in separate trustee-administered funds. The provident fund is funded by matching payments from employees and by the subsidiaries on a monthly basis. Current contributions to the provident fund are accrued and paid to the fund manager on a monthly basis. The Company’s contributions to the provident fund amounted to $9.6 million, $8.0 million and $7.0 million during the years ended June 26, 2026, June 27, 2025 and June 28, 2024, respectively.
The Company sponsors the Fabrinet U.S. 401(k) Retirement Plan (“401(k) Plan”), a Defined Contribution Plan under ERISA, at its subsidiaries in the United States which provides retirement benefits for eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 80% of their annual compensation, subject to annual contributions limits established by the Internal Revenue Service. The Company provides for a 100% match of employees’ contributions to the 401(k) Plan up to the first 6% of annual compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $1.3 million, $1.1 million and $1.0 million during the years ended June 26, 2026, June 27, 2025 and June 28, 2024, respectively.
Executive incentive plan and employee performance bonuses
For the years ended June 26, 2026 and June 27, 2025, the Company maintained an executive incentive plan with quantitative objectives, based on achieving certain revenue and non-U.S. GAAP operating margin or gross margin targets. During the years ended June 26, 2026, June 27, 2025 and June 28, 2024, discretionary merit-based bonus awards were also available to Fabrinet’s non-executive employees.
Bonus distributions to employees were $16.5 million, $14.5 million and $13.5 million for the years ended June 26, 2026, June 27, 2025 and June 28, 2024, respectively.
17.    Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the year ended June 26, 2026, Fabrinet issued 120,556 ordinary shares upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
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
During the year ended June 26, 2026, the Company repurchased 13,766 shares under the program at an average price per share (excluding other direct costs) of $379.99, totaling $5.2 million. As of June 26, 2026, the Company had a remaining authorization to repurchase up to $169.0 million of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

18.    Accumulated other comprehensive income (loss) (“AOCI”)
The changes in AOCI for the years ended June 26, 2026 and June 27, 2025 were as follows:

(in thousands)	Unrealized Gains (Losses) on Available-for-sale Securities	Unrealized Gains (Losses) on Derivative Instruments	Foreign Currency Translation Adjustment	Total
Balance as of June 28, 2024	$(1,179)	$(980)	$(982)	$(3,141)
Other comprehensive income (loss) before reclassification	9,893	5,075	1,228	16,196
Amounts reclassified from AOCI	—	(2,364)	—	(2,364)
Tax effects	—	(397)	—	(397)
Other comprehensive income (loss)	9,893	2,314	1,228	13,435
Balance as of June 27, 2025	8,714	1,334	246	10,294
Other comprehensive income (loss) before reclassification	(3,118)	(11,837)	(114)	(15,069)
Amounts reclassified from AOCI	—	4,751	—	4,751
Tax effects	—	992	—	992
Other comprehensive income (loss)	(3,118)	(6,094)	(114)	(9,326)
Balance as of June 26, 2026	$5,596	$(4,760)	$132	$968
The following table presents the pre-tax amounts reclassified from AOCI into the consolidated statements of operations and comprehensive income for the years ended June 26, 2026 and June 27, 2025, respectively.

(in thousands)		Years Ended
AOCI components	Financial statements line item	June 26, 2026	June 27, 2025
Unrealized gains (losses) on derivative instruments	Cost of revenues	$3,333	$(1,588)
Unrealized gains (losses) on derivative instruments	Selling, general and administrative expenses	252	(122)
Unrealized gains (losses) on derivative instruments	Foreign exchange gain (loss), net	1,166	(654)
Total amounts reclassified from AOCI		$4,751	$(2,364)
19.    Commitments and contingencies
Bank guarantees
As of June 26, 2026 and June 27, 2025, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses of Thai baht 83.3 million and Thai baht 75.7 million, respectively, or approximately $2.5 million and $2.3 million, respectively. As of June 26, 2026, the Company had an outstanding bank guarantee on behalf of its subsidiary in China to support the subsidiary's operations of Chinese Renminbi (“RMB”) 4.8 million ($0.7 million) and the bank guarantee was backed by cash collateral of $0.7 million. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in Israel to support the subsidiary's operations.
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
As of June 26, 2026, the Company had purchase obligations and other commitments to third parties of $3.15 billion.

Capital expenditure
In February 2025, the Company entered into a construction contract with a local contractor for construction of a new manufacturing building at the Company's Chonburi campus. The contract price is approximately $132.5 million (Thai baht 4.45 billion).
As of June 26, 2026, the Company had total capital expenditure commitments to third parties of $108.1 million.
Credit facility agreement
2019 Credit Facility Agreement
On August 20, 2019, Fabrinet Thailand (the “Borrower”) and Bank of Ayudhya Public Company Limited (the “Bank”) entered into a credit facility agreement (the “2019 Credit Facility Agreement”), which provides for a facility of Thai baht 110.0 million (approximately $3.6 million based on the applicable exchange rate as of September 27, 2019) and $160.9 million that may be used for, among other things, an overdraft facility, short-term loans against promissory notes, a letter of guarantee facility, a term loan facility and foreign exchange facilities. The Bank may approve any request for extension of credit under the 2019 Credit Facility Agreement and may increase or decrease any facility amount in its sole discretion.
On August 17, 2026, the Borrowers and the Bank amended the 2019 Credit Facility Agreement to increase the facility to Thai baht 2.61 billion (approximately $78.3 million based on the applicable exchange rate as of August 17, 2026) and $100.0 million. The credit facility will mature on August 20, 2044.
Under the 2019 Credit Facility Agreement, on August 17, 2026, the Borrower and the Bank entered into a term loan agreement (the “Term Loan Agreement”) in the original principal amount of Thai baht 2.50 billion (approximately $75.0 million based on the applicable exchange rate as of August 17, 2026). The proceeds from the term loan, together with cash on hand, were used to support the Company's capital expenditures.
2023 Credit Facility Agreement
On March 9, 2023, Fabrinet Thailand and the Parent Company (collectively, the “Borrowers”) and the Bank of Ayudhya Public Company Limited (the “Bank”) entered into a credit facility agreement (the “2023 Credit Facility Agreement”), which provided a facility of $55.0 million.
During the three months ended December 27, 2024, the Borrowers and the Bank amended the 2023 Credit Facility Agreement to reduce the facility to $30.0 million, which may be used for export bill discount. The credit facility will mature on March 9, 2043.
As of June 26, 2026, there was no amount outstanding under the 2023 Credit Facility Agreement.
Under the 2023 Credit Facility Agreement, the Borrowers are required to maintain a debt-to-equity ratio of less than or equal to 1.5 times for Fabrinet Thailand and 1.0 times for the Parent Company.
As of June 26, 2026, the Borrowers were in compliance with all of their financial covenants under the 2023 Credit Facility Agreement.
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
In April 2026, the Plaintiffs appealed the Appellate Court’s ruling to the Supreme People’s Court of the People’s Republic of China (the “PRC Supreme Court”). The PRC Supreme Court held an initial hearing on July 2, 2026 and, on July 30, 2026, rendered a ruling accepting the case for retrial. The acceptance of the case for retrial does not represent a determination on the merits of the Plaintiffs' claims. At this time, the Company is not able to quantify any potential liability in connection with this litigation because of the early stage of this litigation.
Other Matters
Following the February 2026 ruling by the United States Supreme Court striking down certain tariffs imposed under the International Emergency Economic Powers Act, U.S. Customs and Border Protection has since announced steps toward an administrative process to address potential tariff refunds. However, the availability, timing, and amount of any potential refunds remain uncertain and are subject to ongoing legal, regulatory, and administrative developments. The Company continues to monitor the situation, including any potential refunds of such tariffs, and evaluate the impact on its results of operations. As of June 26, 2026, the Company evaluated the potential recovery of previously incurred tariffs under a loss‑recovery model and has not recorded a receivable because recovery is not considered probable.
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
As of June 26, 2026, there was no restructuring liability balance.

21.    Business segments and geographic information
The Company manages its business activities on a consolidated basis and operates as a single operating segment. The Company’s chief operating decision maker (“CODM”) is Fabrinet’s Chief Executive Officer.
The CODM utilizes U.S. GAAP and non-U.S. GAAP measures of profit and loss to evaluate the Company’s financial performance, allocate resources, make key operating decisions, and compare actual results to forecasts. The CODM reviews and utilizes functional expenses (cost of revenue, and selling, general and administrative expenses) at the consolidated level to manage the Company’s operations. Other items included in U.S. GAAP and non-U.S. GAAP net income are interest income, other income (expense), net and income tax expense, which are reflected in the consolidated statements of operations and comprehensive income. The measure of segment assets is reported on the consolidated balance sheets as total assets, although the CODM does not evaluate asset information for purposes of allocating resources or evaluating performance.
The following table provides information about the Company's revenue, significant segment expenses and other segment expenses:

	Years Ended
(in thousands of U.S. dollars, except per share data)	June 26, 2026	June 27, 2025	June 28, 2024
Revenues	$4,641,097	$3,419,327	$2,882,967
Cost of revenues	(4,084,586)	(3,005,978)	(2,526,849)
Gross profit	556,511	413,349	356,118
Selling, general and administrative expenses	(93,507)	(87,466)	(78,481)
Restructuring and other related costs	(117)	(1,436)	(32)
Operating income	462,887	324,447	277,605
Interest income	32,418	40,162	33,204
Interest expense	(84)	—	(124)
Foreign exchange gain (loss), net	2,866	(9,251)	382
Other income (expense), net	57,026	(178)	287
Income before income taxes	555,113	355,180	311,354
Income tax expense	(82,086)	(22,653)	(15,173)
Net income	473,027	332,527	296,181
For the Company’s revenues by geographic region, see “Revenue by Geographic Area and End Market” in Note 3.
The following table presents long-lived assets by the country in which they are based:

	Years Ended
(in thousands)	June 26, 2026	June 27, 2025	June 28, 2024
Long-Lived Assets:
Thailand	$562,044	$338,127	$261,378
U.S.	35,610	30,374	31,383
China	18,698	14,378	16,618
Israel	2,149	2,727	2,269
Others	540	802	928
Total	619,041	386,408	312,576

Significant customers
Total revenues, by percentage, from individual customers representing 10% or more of total revenues in the respective periods were as follows:

	Years Ended
	June 26, 2026	June 27, 2025	June 28, 2024
Cisco Systems, Inc.	19.9%	18.2%	13.4%
NVIDIA Corporation	16.3%	27.6%	35.1%
Nokia Corporation	10.7%	*	*
Amazon.com, Inc.	10.5%	*	*
*    Represents less than 10% of total revenues.
Accounts receivable from individual customers representing 10% or more of accounts receivable as of June 26, 2026 and June 27, 2025, respectively, were as follows:

	As of June 26, 2026	As of June 27, 2025
Cisco Systems, Inc.	16.1%	13.7%
Nokia Corporation	14.2%	12.0%
Amazon.com, Inc.	11.5%	*
NVIDIA Corporation	*	25.5%
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
23.    Subsequent Event
On July 27, 2026, the Company completed the acquisition of a manufacturing facility in the United States, for a total purchase price of $76.9 million.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 26, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of June 26, 2026. In making this assessment, management used the criteria described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).
Based on their assessment, management concluded that we maintained effective internal control over financial reporting as of the end of fiscal year 2026, based on the criteria in Internal Control — Integrated Framework (2013) issued by COSO. The effectiveness of our internal control over financial reporting as of June 26, 2026 has been audited by PricewaterhouseCoopers ABAS Ltd., an independent registered public accounting firm, as stated in their report which appears herein.
ITEM 9B.OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 26, 2026, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.
ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information responsive to this item is incorporated herein by reference to our definitive proxy statement with respect to our 2026 annual general meeting of shareholders to be filed with the SEC within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “2026 Proxy Statement”).
ITEM 11.EXECUTIVE COMPENSATION.
Information responsive to this item is incorporated herein by reference to our 2026 Proxy Statement.
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Information responsive to this item is incorporated herein by reference to our 2026 Proxy Statement.
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Information responsive to this item is incorporated herein by reference to our 2026 Proxy Statement.
ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Information responsive to this item is incorporated herein by reference to our 2026 Proxy Statement.

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
(b)Exhibits:
EXHIBIT INDEX

				Incorporated by reference herein

Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.

3.1	Amended and Restated Memorandum and Articles of Association	S-1/A	3.1	May 3, 2010	333-163258

4.1	Specimen Ordinary Share Certificate	S-1/A	4.1	June 14, 2010	333-163258

4.2	Description of Fabrinet’s Securities	10-K	4.2	August 20, 2019	001-34775

4.3*	Warrant to Purchase Ordinary Shares of Fabrinet, dated March 12, 2025, issued to Amazon.com NV Investment Holdings LLC	8-K	4.1	March 13, 2025	001-34775

10.1.1+	2017 Inducement Equity Incentive Plan	S-8	99.1.1	November 8, 2017	333-221423

10.1.2+	2017 Inducement Equity Incentive Plan – Form of Restricted Share Unit Agreement	S-8	99.1.2	November 8, 2017	333-221423

10.1.3+	2017 Inducement Equity Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	S-8	99.1.3	November 8, 2017	333-221423

10.2.1+	2020 Equity Incentive Plan	S-8	99.1	December 12, 2019	333-235462

10.2.2+	2020 Equity Incentive Plan – Form of Restricted Share Unit Agreement	S-8	99.2	December 12, 2019	333-235462

10.2.3+	2020 Equity Incentive Plan – Form of Performance-Based Restricted Share Unit Agreement	S-8	99.3	December 12, 2019	333-235462

10.3+	Offer letter, dated September 20, 2017, by and between Seamus Grady and Fabrinet	8-K	10.1	September 25, 2017	001-34755

10.4+	Change in Control and Severance Agreement, dated February 26, 2019, as amended effective August 10, 2022, by and between Seamus Grady and Fabrinet	10-Q	10.1	November 8, 2022	001-34755

				Incorporated by reference herein

Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.
10.5+	Amended and restated offer letter, dated December 19, 2024, between Harpal Gill and Fabrinet USA, Inc.	8-K	10.1	December 20, 2024	001-34755

10.6+	Employment Agreement, dated July 1, 2007, by and between Dr. Harpal Gill and Fabrinet Co., Ltd.	S-1	10.5	November 7, 2007	333-147191

10.7+	Amended and restated offer letter, dated December 30, 2022, between Csaba Sverha and Fabrinet Co., Ltd.	10-Q	10.1	February 7, 2023	001-34755

10.8+	Description of Non-Employee Director Compensation Arrangements as of June 26, 2026	10-K	10.9	August 20, 2024	001-34755

10.9+	Description of Fiscal Year 2027 Executive Incentive Plan	8-K, Item 5.02	N/A	August 17, 2026	001-34755

10.10+	Description of Fiscal Year 2026 Executive Incentive Plan	8-K, Item 5.02	N/A	August 18, 2025	001-34755

10.11+	Executive Change in Control and Severance Plan and form of Participation Agreement	8-K	10.1	August 16, 2021	001-34755

10.12+	Form of Indemnification Agreement	S-1/A	10.10	January 28, 2010	333-163258

10.13	Manufacturing Agreement, dated May 29, 2005, by and between the registrant and FBN New Jersey Holdings Corp.	S-1	10.10	November 7, 2007	333-147191

10.14	Manufacturing Agreement, dated January 2, 2000, by and between the registrant and Fabrinet Co., Ltd.	S-1	10.11	November 7, 2007	333-147191

10.15	Administrative Services Agreement, dated January 2, 2000, by and between the registrant and Fabrinet USA, Inc.	S-1	10.12	November 7, 2007	333-147191

10.16	Administrative Services Agreement, dated July 3, 2008, by and between the registrant and Fabrinet Pte. Ltd.	S-1	10.14	November 20, 2009	333-163258

10.17	Credit Facility Agreement, dated as of August 20, 2019, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	8-K	10.1	September 12, 2019	001-34775

10.18	Credit Facility Agreement, dated as of March 9, 2023, by and between Fabrinet Co., Ltd., Fabrinet, and Bank of Ayudhya Public Company Limited	10-K	10.18	August 19, 2025	001-34775

10.19	Amendment Agreement (No. 1), dated as of November 27, 2024, to Credit Facility Agreement, dated as of March 9, 2023, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	10-Q	10.2	February 4, 2025	001-34775

10.20.1	Term Loan Agreement, dated as of August 20, 2019, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	8-K	10.2	September 12, 2019	001-34775

Incorporated by reference herein

Exhibit Number	Description	Form	Exhibit No.	Filing Date	File No.
10.20.2	Amendment Agreement, dated as of March 9, 2023, to Term Loan Agreement, dated as of August 20, 2019, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	10-Q	10.1	May 9, 2023	001-34775

10.21*	Transaction Agreement, dated March 12, 2025, by and between Fabrinet and Amazon.com, Inc.	8-K	10.1	March 13, 2025	001-34775

21.1	List of Subsidiaries

19.1	Insider Trading Policy	10-K	19.1	August 20, 2024	001-34775

23.1	Consent of PricewaterhouseCoopers ABAS Ltd.

24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recovery Policy	10-K	97.1	August 20, 2024	001-34775

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
________________
+          Indicates management contract or compensatory plan.
*     Portions of this document have been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

‡ Furnished herewith.
(c)Financial Statement Schedules: See Item 15(a)(2), above.

ITEM 16.FORM 10-K SUMMARY.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 18, 2026.

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

Signature	Title	Date

/S/ SEAMUS GRADY	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	August 18, 2026
Seamus Grady

/S/ CSABA SVERHA	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 18, 2026
Csaba Sverha

/S/ FORBES I.J. ALEXANDER	Director	August 18, 2026
Forbes I.J. Alexander

/S/ HOMA BAHRAMI	Director	August 18, 2026
Homa Bahrami

/S/ CAROLINE DOWLING	Director	August 18, 2026
Caroline Dowling

/S/ THOMAS F. KELLY	Director	August 18, 2026
Thomas F. Kelly

/S/ FRANK H. LEVINSON	Director	August 18, 2026
Frank H. Levinson