Form 10-Q
period 2026-09-25
Fabrinet
filed 2026-11-03
CIK 1408710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
____________________________
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 25, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
As of October 23, 2026, the registrant had 35,717,516 ordinary shares, $0.01 par value, outstanding.

FABRINET
FORM 10-Q
QUARTER ENDED SEPTEMBER 25, 2026

Page No.
RISK FACTORS SUMMARY	3
PART I. FINANCIAL INFORMATION	5

Item 1. Financial Statements	5

Condensed Consolidated Balance Sheets as of September 25, 2026 and June 26, 2026 (unaudited)	5

Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended September 25, 2026 and September 26, 2025 (unaudited)	6

Condensed Consolidated Statements of Shareholders’ Equity for the three months ended September 25, 2026 and September 26, 2025 (unaudited)	7

Condensed Consolidated Statements of Cash Flows for the three months ended September 25, 2026 and September 26, 2025 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION	43

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	60

Item 5. Other Information	61

Item 6. Exhibits	61

Signature	62

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

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FABRINET
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands of U.S. dollars, except share data and par value)	September 25, 2026	June 26, 2026
Assets
Current assets
Cash and cash equivalents	$392,326	$346,711
Short-term investments	363,427	528,344
Trade accounts receivable, net of allowance for expected credit losses of $1,042 and $1,050, respectively	1,161,412	1,017,933
Inventories	1,193,094	1,021,235
Prepaid expenses	48,879	49,915
Other current assets	262,233	195,571
Total current assets	3,421,371	3,159,709
Non-current assets
Long-term restricted cash	918	704
Property, plant and equipment, net	778,230	615,067
Intangibles, net	2,278	2,458
Operating right-of-use assets	3,613	3,974
Deferred tax assets	19,429	19,229
Non-marketable equity securities	67,647	89,103
Other non-current assets	24,150	20,717
Total non-current assets	896,265	751,252
Total Assets	$4,317,636	$3,910,961
Liabilities and Shareholders’ Equity
Current liabilities
Long-term borrowings, current portion, net	$11,211	$—
Trade accounts payable	1,269,073	1,005,761
Fixed assets payable	96,037	86,018
Operating lease liabilities, current portion	926	1,189
Income tax payable	85,507	63,469
Accrued payroll, bonus and related expenses	32,208	29,850
Accrued expenses	36,676	56,549
Severance liabilities, current portion	2,315	2,319
Other payables	143,640	157,470
Total current liabilities	1,677,593	1,402,625
Non-current liabilities
Long-term borrowings, non-current portion, net	63,528	—
Deferred tax liability	2,519	1,654
Operating lease liability, non-current portion	2,655	2,824
Severance liabilities	32,843	31,776
Other non-current liabilities	22,444	17,826
Total non-current liabilities	123,989	54,080
Total Liabilities	1,801,582	1,456,705
Commitments and contingencies (Note 16)
Shareholders’ equity
Preferred shares (5,000,000 shares authorized, $0.01 par value; no shares issued and outstanding as of September 25, 2026 and June 26, 2026)	—	—
Ordinary shares (500,000,000 shares authorized, $0.01 par value; 39,797,868 shares and 39,722,708 shares issued as of September 25, 2026 and June 26, 2026, respectively; and 35,833,303 shares and 35,834,864 shares outstanding as of September 25, 2026 and June 26, 2026, respectively)	398	397
Additional paid-in capital	241,623	251,854
Less: Treasury shares (3,964,565 shares and 3,887,844 shares as of September 25, 2026 and June 26, 2026, respectively)	(394,430)	(365,287)
Accumulated other comprehensive income (loss)	(1,358)	968
Retained earnings	2,669,821	2,566,324
Total Shareholders’ Equity	2,516,054	2,454,256
Total Liabilities and Shareholders’ Equity	$4,317,636	$3,910,961
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

	Three Months Ended
(in thousands of U.S. dollars, except per share data)	September 25, 2026	September 26, 2025
Revenues	$1,474,459	$978,128
Cost of revenues	(1,300,661)	(861,689)
Gross profit	173,798	116,439
Selling, general and administrative expenses	(26,744)	(22,246)
Restructuring and other related costs	(1,049)	—
Operating income	146,005	94,193
Interest income	5,539	9,417
Interest expense	(231)	—
Foreign exchange gain (loss), net	(220)	(2,060)
Other income (expense), net	(21,592)	(122)
Income before income taxes	129,501	101,428
Income tax expense	(26,004)	(5,502)
Net income	103,497	95,926
Other comprehensive income (loss), net of tax:
Change in net unrealized gain (loss) on available-for-sale securities	(4,145)	(811)
Change in net unrealized gain (loss) on derivative instruments	1,812	(2,062)
Change in foreign currency translation adjustment	7	(89)
Total other comprehensive income (loss), net of tax	(2,326)	(2,962)
Net comprehensive income	$101,171	$92,964
Earnings per share
Basic	$2.89	$2.68
Diluted	$2.86	$2.66
Weighted-average number of ordinary shares outstanding (in thousands of shares)
Basic	35,866	35,773
Diluted	36,233	36,097

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)
For the Three Months Ended September 25, 2026

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 26, 2026	39,722,708	$397	$251,854	$(365,287)	$968	$2,566,324	$2,454,256
Net income	—	—	—	—	—	103,497	103,497
Other comprehensive income (loss)	—	—	—	—	(2,326)	—	(2,326)
Share-based compensation	—	—	11,225	—	—	—	11,225
Customer warrant	—	—	2,455	—	—	—	2,455
Issuance of ordinary shares	75,160	1	(1)	—	—	—	—
Repurchase of 76,721 shares held as treasury shares	—	—	—	(29,143)	—	—	(29,143)
Tax withholdings related to net share settlement of restricted share units	—	—	(23,910)	—	—	—	(23,910)
Balances at September 25, 2026	39,797,868	$398	$241,623	$(394,430)	$(1,358)	$2,669,821	$2,516,054

For the Three Months Ended September 26, 2025

	Ordinary Share		Additional Paid-in Capital	Treasury Shares	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
(in thousands of U.S. dollars, except share data)	Shares	Amount
Balances at June 27, 2025	39,602,152	$396	$237,881	$(360,056)	$10,294	$2,093,297	$1,981,812
Net income	—	—	—	—	—	95,926	95,926
Other comprehensive income (loss)	—	—	—	—	(2,962)	—	(2,962)
Share-based compensation	—	—	9,071	—	—	—	9,071
Customer warrant	—	—	286	—	—	—	286
Issuance of ordinary shares	99,211	1	(1)	—	—	—	—
Repurchase of 970 shares held as treasury shares	—	—	—	(268)	—	—	(268)
Tax withholdings related to net share settlement of restricted share units	—	—	(22,697)	—	—	—	(22,697)
Balances at September 26, 2025	39,701,363	$397	$224,540	$(360,324)	$7,332	$2,189,223	$2,061,168

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three Months Ended
(in thousands of U.S. dollars)	September 25, 2026	September 26, 2025
Cash flows from operating activities
Net income for the period	$103,497	$95,926
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,700	14,860
(Gain) loss on disposal of property, plant and equipment and intangibles	(124)	(6)
(Gain) loss on non-marketable equity securities	21,456	—
(Gain) loss from sales and maturities of available-for-sale securities	(73)	—
Amortization of discount (premium) of short-term investments	(707)	(1,222)
Inventory obsolescence impairment	6,333	2,290
(Reversal of) allowance for expected credit losses	(8)	(45)
Unrealized loss (gain) on exchange rate and fair value of foreign currency forward contracts	4,095	461
Share-based compensation	11,225	9,071
Customer warrant	2,455	286
Deferred income tax expense (benefit)	608	(106)
Other non-cash expenses	135	66
Changes in operating assets and liabilities
Trade accounts receivable	(143,301)	51,821
Inventories	(178,192)	(143,469)
Other current assets and non-current assets	(81,171)	(13,579)
Trade accounts payable	262,069	59,508
Income tax payable	22,038	2,993
Accrued expenses	(19,791)	(2,539)
Other payables	(15,425)	23,284
Severance liabilities	1,112	826
Other current liabilities and non-current liabilities	3,356	2,142
Net cash provided by operating activities	21,287	102,568
Cash flows from investing activities
Purchase of short-term investments	(996)	(110,329)
Proceeds from sales of short-term investments	111,848	—
Proceeds from maturities of short-term investments	50,700	74,789
Purchase of property, plant and equipment	(158,698)	(45,266)
Purchase of intangibles	(239)	(169)
Proceeds from disposal of property, plant and equipment	150	15
Net cash provided by (used in) investing activities	2,765	(80,960)
Cash flows from financing activities
Proceeds from long-term borrowings	74,828	—
Repurchase of ordinary shares	(29,143)	(268)
Withholding tax related to net share settlement of restricted share units	(23,910)	(22,697)
Net cash provided by (used in) financing activities	21,775	(22,965)
Net increase (decrease) in cash, cash equivalents and restricted cash	$45,827	$(1,357)
Movement in cash, cash equivalents and restricted cash
Cash, cash equivalents and restricted cash at the beginning of period	$347,415	$306,425
Increase (decrease) in cash, cash equivalents and restricted cash	45,827	(1,357)
Effect of exchange rate on cash, cash equivalents and restricted cash	2	(67)
Cash, cash equivalents and restricted cash at the end of period	$393,244	$305,001
Non-cash investing and financing activities
Construction, software and equipment-related payables	$96,037	$50,941

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

FABRINET
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited) (Continued)
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited condensed consolidated statements of cash flows:

(in thousands of U.S. dollars)	As of September 25, 2026	As of September 26, 2025
Cash and cash equivalents	$392,326	$305,001
Restricted cash	918	—
Cash, cash equivalents and restricted cash	$393,244	$305,001

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
2.    Accounting policies
Basis of presentation
The accompanying unaudited condensed consolidated financial statements for Fabrinet as of September 25, 2026 and for the three months ended September 25, 2026 and September 26, 2025 include normal recurring adjustments necessary for a fair statement of the financial statements set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP” or "GAAP") for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in Fabrinet’s Annual Report on Form 10-K for the year ended June 26, 2026.
The balance sheet as of June 26, 2026 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
The results for the three months ended September 25, 2026 may not be indicative of results for the year ending June 25, 2027 or any future periods.
Use of Estimates
The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amount of total revenues and expenses during the year. The Company bases estimates on historical experience and various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies, which are discussed below. Significant assumptions are used in accounting for share-based compensation, the fair value of warrant shares at grant date, allowance for expected credit losses, income taxes, inventory obsolescence, and non-marketable equity securities. Due to the inherent uncertainty involved in making estimates, actual results reported in future periods may be different from these estimates. In the event that the Company's estimates or assumptions prove to be different from actual results, adjustments will be made in subsequent periods to reflect more current information.
Fiscal years
The Company utilizes a 52-53 week fiscal year ending on the Friday in June closest to June 30. The three months ended September 25, 2026 and September 26, 2025 consisted of 13 weeks. Fiscal year 2027 will comprise 52 weeks and will end on June 25, 2027.

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
The following table presents total revenues by geographic region:

(in thousands, except percentages)	Three Months Ended September 25, 2026	As a % of Total Revenues	Three Months Ended September 26, 2025	As a % of Total Revenues
Asia-Pacific and others
Thailand	$807,529		$570,165
Singapore	145,873		64,935
China	25,595		20,194
Malaysia	19,453		24,870
Israel	18,483		14,264
India	17,452		1,162
Hong Kong	10,034		1,839
Others	16,997		13,837
Total revenue in Asia-Pacific and others	1,061,416	72.0%	711,266	72.7%
North America
U.S.	342,810		205,546
Mexico	13,117		21,982
Others (1)	6,933		3,967
Total revenue in North America	362,860	24.6%	231,495	23.7%
Europe
U.K.	15,768		6,123
Germany	16,238		12,433
Others	18,177		16,811
Total revenue in Europe	$50,183	3.4%	$35,367	3.6%
Total revenue	$1,474,459	100.0%	$978,128	100.0%
(1)Others includes revenues from external customers based in our country of domicile, the Cayman Islands, which for each period presented is $0.

The following table presents revenues by end market and product category:

(in thousands, except percentages)	Three Months Ended September 25, 2026	As a % of Total Revenues	Three Months Ended September 26, 2025	As a % of Total Revenues
Data center (1)	$777,132	52.7%	$437,610	44.7%
Communications infrastructure (2)	443,917	30.1%	329,602	33.7%
Automotive, Industrial and Others (3)	253,410	17.2%	210,916	21.6%
Total revenue	$1,474,459	100.0%	$978,128	100.0%
(1)Data center includes data center interconnect (DCI), high-performance computing (HPC), and other data center-specific applications.
(2)Communications infrastructure includes communications and networking products that are not specific to data center applications, primarily telecommunications products excluding DCI.
(3)Automotive, Industrial and Others includes products serving automotive components, industrial, medical devices and sensors.
Contract Assets and Liabilities
A contract asset is recognized when the Company has recognized revenues, but has not yet issued an invoice to its customer for payment. Contract assets are recognized in the unaudited condensed consolidated balance sheets under other current assets and transferred to accounts receivable when rights to payment become unconditional.
As of September 25, 2026 and June 26, 2026, the Company's contract assets were an immaterial amount.
A contract liability is recognized when the Company has advance payment arrangements with customers. Contract liabilities are recognized in the unaudited condensed consolidated balance sheets under other payables. The contract liabilities balance is normally recognized as revenue within six months.
The following table summarizes the activity in the Company’s contract liabilities:

	Three Months Ended
(in thousands)	September 25, 2026	September 26, 2025
Balance at the beginning of period	$4,237	$14,467
Advance payments received during the period	8,073	4,074
Revenue recognized	(6,816)	(8,765)
Balance at the end of period	$5,494	$9,776
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
For the three months ended September 25, 2026 and September 26, 2025, the Company recognized $2.5 million and $0.3 million, respectively, as a reduction to revenue on the unaudited condensed consolidated statements of operations.

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
Earnings per ordinary share was calculated as follows:

	Three Months Ended
(in thousands, except per share data)	September 25, 2026	September 26, 2025
Net income attributable to shareholders	$103,497	$95,926
Weighted-average number of ordinary shares outstanding	35,866	35,773
Incremental shares arising from the assumed vesting of restricted share units and performance share units	157	185
Incremental shares arising from the assumed vesting of customer warrant	210	139
Weighted-average number of ordinary shares for diluted earnings per ordinary share	36,233	36,097
Basic earnings per ordinary share	$2.89	$2.68
Diluted earnings per ordinary share	$2.86	$2.66
Outstanding performance share units excluded from the computation of diluted earnings per ordinary share (1)	—	3
(1)These performance share units were not included in the computation of diluted earnings per ordinary share because they are not expected to vest based on the Company’s current assessment of the related performance obligations.
5.    Cash, cash equivalents and short-term investments
The Company’s cash, cash equivalents, and short-term investments are as follows:

			Fair Value
(in thousands)	Carrying Cost	Unrealized Gain/ (Loss)	Cash and Cash Equivalents	Short-term Investments	Other Investments
As of September 25, 2026
Cash	$381,130	$—	$381,130	$—	$—
Cash equivalents	11,196	—	11,196	—	—
Certificates of deposit and time deposits	21,685	413	—	22,098	—
Corporate debt securities	174,920	2,640	—	177,560	—
U.S. agency and U.S. treasury securities	165,367	(1,598)	—	163,769	—
Total	$754,298	$1,455	$392,326	$363,427	$—
As of June 26, 2026
Cash	$232,210	$—	$232,210	$—	$—
Cash equivalents	114,501	—	114,501	—	—
Certificates of deposit and time deposits	43,690	560	—	44,250	—
Corporate debt securities	194,798	5,839	—	200,637	—
U.S. agency and U.S. treasury securities	284,256	(799)	—	283,457	—
Total	$869,455	$5,600	$346,711	$528,344	$—
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

The following table summarizes the cost and estimated fair value of debt securities classified as available-for-sale securities based on stated effective maturities as of September 25, 2026 and June 26, 2026:

	September 25, 2026		June 26, 2026
(in thousands)	Carrying Cost	Fair Value	Carrying Cost	Fair Value
Due within one year	$21,685	$22,098	$43,690	$44,250
Due between one to five years	340,287	341,329	479,054	484,094
Total	$361,972	$363,427	$522,744	$528,344
6.    Non-marketable equity securities
Adjustments to the carrying value of our non-marketable equity securities during the three months ended September 25, 2026 and September 26, 2025 were as follows:

	Three Months Ended
(in thousands)	September 25, 2026	September 26, 2025
Balance at beginning of period	$89,103	$—
Adjustments related to non-marketable equity securities
Net additions	—	—
Unrealized gains (losses)	(21,456)	—
Impairments	—	—
Balance at end of period	$67,647	$—
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
In May 2026, Raytek’s shares began trading on the Taipei Exchange Emerging Stock Board (“ESB”). The shares held by the Company are subject to restrictions and are not currently listed or publicly tradable on the ESB. The Company determined that trading in Raytek’s publicly traded shares represented an observable price change for purposes of applying the ASC 321 measurement alternative. Accordingly, as of September 25, 2026, the Company remeasured its investment based on the observable ESB market price, adjusted to reflect differences between the publicly traded shares and the Company's shares, including a discount for the lack of marketability associated with the Company's restricted shares. As a result of the remeasurement, the Company recognized an unrealized loss of $21.5 million in other income (expense), net, for the three months ended September 25, 2026 and decreased the carrying amount of the investment to $67.6 million as of September 25, 2026. As of June 26, 2026, the carrying amount of the investment was $89.1 million.
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
The following table provides details of the financial instruments measured at fair value on a recurring basis, including:

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of September 25, 2026
Assets
Cash equivalents	$—	$11,196		$—	$11,196
Certificates of deposit and time deposits	—	22,098		—	22,098
Corporate debt securities	—	177,560		—	177,560
U.S. agency and U.S. treasury securities	—	163,769		—	163,769
Derivative assets – current portion	—	31	(1)	—	31
Total	$—	$374,654		$—	$374,654
Liabilities
Derivative liabilities – current portion	$—	$(5,511)	(2)	$—	$(5,511)
Total	$—	$(5,511)		$—	$(5,511)

	Fair Value Measurements at Reporting Date Using
(in thousands)	Level 1	Level 2		Level 3	Total
As of June 26, 2026
Assets
Cash equivalents	$—	$114,501		$—	$114,501
Certificates of deposit and time deposits	—	44,250		—	44,250
Corporate debt securities	—	200,637		—	200,637
U.S. agency and U.S. treasury securities	—	283,457		—	283,457
Derivative assets – current portion	—	0	(3)	—	—
Total	$—	$642,845		$—	$642,845
Liabilities
Derivative liabilities – current portion	$—	$(9,084)	(4)	$—	$(9,084)
Total	$—	$(9,084)		$—	$(9,084)
(1)Foreign currency forward contracts with an aggregate notional amount of $17.0 million.
(2)Foreign currency forward contracts with an aggregate notional amount of $275.0 million and 0.3 million Canadian dollars.
(3)Foreign currency forward contract with a notional amount of $1.0 million.
(4)Foreign currency forward contracts with an aggregate notional amount of $279.0 million and 0.3 million Canadian dollars.
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
The Company may enter into foreign currency forward contracts with maturities of up to 12 months to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht, including inventory purchases, payroll and other operating expenses. The Company considers these forward contracts as dual-purpose hedges, that hedge both the foreign exchange fluctuation (i) from inception through the forecasted expenditure, and (ii) any subsequent revaluation of the account payable or accrual. The Company may designate the forward contracts that hedge the foreign exchange fluctuation from inception through the forecasted expenditure as cash flow hedges. The gain or loss on a derivative instrument designated and qualified as a cash flow hedging instrument is recorded as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The reclassified amounts are presented in the same unaudited condensed consolidated statements of operations and comprehensive income line item as the earnings effect of the hedged item. Once the forecasted transactions are recorded, the Company will discontinue the hedging relationship by de-designating the derivative instrument and recording subsequent changes in fair value through contract maturity to foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income as a natural hedge against the Thai baht denominated assets and liabilities.
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
As of September 25, 2026, the Company had 280 outstanding U.S. dollar foreign currency forward contracts against Thai baht, with an aggregate notional amount of $292.0 million and maturity dates ranging from October 2026 through April 2027 and one outstanding Canadian dollar foreign currency forward contract with a notional amount of 0.3 million Canadian dollars and a maturity date in December 2026.
As of June 26, 2026, the Company had 272 outstanding U.S. dollar foreign currency forward contracts against Thai baht with an aggregate notional amount of $280.0 million and maturity dates ranging from July 2026 through December 2026, and one outstanding foreign currency contract with a notional amount of 0.3 million Canadian dollars and a maturity date in September 2026.
As of September 25, 2026, the hedging relationship over foreign currency forward contracts designated for hedge accounting was determined to be highly effective based on the performance of retrospective and prospective regression testing. As of September 25, 2026, the amount in accumulated other comprehensive income (“AOCI”) expected to be reclassified into earnings within 12 months was a loss of $3.7 million.
As of June 26, 2026, the hedging relationship over foreign currency forward contracts designated for hedge accounting had been tested to be highly effective based on the performance of retrospective and prospective regression testing. As of June 26, 2026, the amount in AOCI expected to be reclassified into earnings within 12 months as loss was $5.6 million.
During the three months ended September 25, 2026 and September 26, 2025, the Company included an unrealized gain of $1.2 million and an unrealized loss of $1.3 million, respectively, from changes in the fair value of a foreign currency forward contract that was not designated for hedge accounting in earnings as foreign exchange gain (loss), net in the unaudited condensed consolidated statements of operations and comprehensive income.

The following table provides a summary of the impact of derivative gain (loss) of the Company’s foreign currency forward contracts which were designated as cash flow hedges on the unaudited condensed consolidated statements of operations and other comprehensive income:

		Three Months Ended
(in thousands)	Financial statements line item	September 25, 2026	September 26, 2025
Derivatives gain (loss) recognized in other comprehensive income (loss):
Foreign currency forward contracts	Other comprehensive income (loss)	$3,480	$(2,800)
Total derivatives gain (loss) recognized in other comprehensive income (loss)		$3,480	$(2,800)
Derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings:
Foreign currency forward contracts	Cost of revenues	$4,545	$(1,251)
Foreign currency forward contracts	SG&A	289	(95)
Foreign currency forward contracts	Foreign exchange gain (loss), net	(6,462)	2,008
Total derivatives (gain) loss reclassified from accumulated other comprehensive income (loss) into earnings		$(1,628)	$662
Change in net unrealized gain (loss) on derivatives instruments		$1,852	$(2,138)
Fair value of derivatives
The following table provides the fair values of the Company’s derivative financial instruments for the periods presented:

	September 25, 2026		June 26, 2026
(in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Foreign currency forward contracts	$29	$(1,819)	$—	$(3,557)
Derivatives designated as hedging instruments
Foreign currency forward contracts	2	(3,692)	0	(5,527)
Derivatives, gross balances	$31	$(5,511)	$0	$(9,084)
The Company recorded the fair value of derivative financial instruments in the unaudited condensed consolidated balance sheets as follows:

Derivative Financial Instruments	Balance Sheet line item

Fair Value of Derivative Assets	Other current assets
Fair Value of Derivative Liabilities	Accrued expenses
8.    Inventories

(in thousands)	As of September 25, 2026	As of June 26, 2026
Raw materials	$347,115	$374,773
Work in progress	724,241	568,300
Finished goods	38,331	30,967
Goods in transit	83,407	47,195
Total inventories	$1,193,094	$1,021,235

9.    Leases
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
Operating leases
As of September 25, 2026, the maturities of the Company’s operating lease liabilities, by fiscal year, were as follows:

(in thousands)
2027 (remaining nine months)	$900
2028	1,005
2029	887
2030	455
2031	326
Thereafter	653
Total undiscounted lease payments	4,226
Less imputed interest	(645)
Total present value of lease liabilities	$3,581	(1)
(1)    Includes current portion of operating lease liabilities of $0.9 million.
Rental expense related to the Company’s operating leases is recognized on a straight-line basis over the lease term.
Rental expense for long-term leases for the three months ended September 25, 2026 and September 26, 2025 was $0.6 million and $0.5 million, respectively.
Rental expense for short-term leases for the three months ended September 25, 2026 and September 26, 2025 was an immaterial amount.
The following summarizes additional information related to the Company’s operating leases:

	As of September 25, 2026	As of June 26, 2026
Weighted-average remaining lease term (in years)	5.1	5.0
Weighted-average discount rate	7.2%	7.1%
The following table presents supplemental disclosure for the unaudited condensed consolidated statements of cash flows related to operating leases for the three months ended September 25, 2026 and September 26, 2025:

	Three Months Ended
(in thousands)	September 25, 2026	September 26, 2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,399	$607
ROU assets obtained in exchange for lease liabilities	$105	$107

10.    Property, plant and equipment, net
The following tables present details of the Company’s property, plant and equipment, net:

(in thousands)	As of September 25, 2026	As of June 26, 2026
Gross carrying amount	$1,223,598	$1,042,222
Accumulated depreciation	(445,368)	(427,155)
Total property, plant and equipment, net	$778,230	$615,067
The Company recorded depreciation expense relating to property, plant and equipment, net of $21.5 million and $14.7 million for the three months ended September 25, 2026 and September 26, 2025, respectively.
11.    Borrowings
The Company’s total borrowings, including current and non-current portions of long-term borrowings, consisted of the following:

(in thousands)
Rate	Conditions	Maturity	As of September 25, 2026	As of June 26, 2026
Long-term borrowings, current portion, net:
Long-term borrowings, current portion			$11,211	$—
Long-term borrowings, current portion, net			$11,211	$—
Long-term borrowings, non-current portion, net:
Fixed rate 2.45% per annum	Repayable in quarterly installments	September 2031	$63,528	$—
Long-term borrowings, non-current portion, net			$63,528	$—
The movements of long-term borrowings for the three months ended September 25, 2026 and September 26, 2025 were as follows:

	Three Months Ended
(in thousands)	September 25, 2026	September 26, 2025
Opening balance	$—	$—
Borrowings during the period	74,828	—
Repayments during the period	—	—
Unrealized (gains) losses	(89)	—
Closing balance	$74,739	$—
As of September 25, 2026, future maturities of long-term borrowings during each fiscal year were as follows:

(in thousands)
2027 (remaining nine months)	$11,211
2028	14,948
2029	14,948
2030	14,948
2031	14,948
Thereafter	3,736
Total	$74,739

Credit facility agreements:
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
On August 17, 2026, the Borrower and the Bank amended the 2019 Credit Facility Agreement to increase the facility to Thai baht 2.61 billion (approximately $78.3 million based on the applicable exchange rate as of August 17, 2026) and $100.0 million. The credit facility will mature on August 20, 2044.
In connection with the amendment, the Borrower and the Bank entered into a term loan agreement (the “Term Loan Agreement”) in the original principal amount of Thai baht 2.50 billion (not exceeding $75.0 million). The proceeds from the term loan, together with cash on hand, were used to support the Company's capital expenditures.
The term loan bears interest at a rate of 2.45% and was drawn down on August 19, 2026. The term loan is repayable in quarterly installments and matures on September 30, 2031. During the three months ended September 25, 2026, the Company recognized $0.2 million of interest expense related to the term loan.
Any borrowings under the 2019 Credit Facility Agreement, including those borrowings under the Term Loan Agreement, are guaranteed by Fabrinet.
The Term Loan Agreement contains affirmative and negative covenants applicable to the Borrower, including delivery of financial statements and other information, compliance with laws, and restrictions on granting security interests or liens on its assets, disposing of its assets, incurring indebtedness and making acquisitions. The Company is also required to maintain a debt service coverage ratio of at least 2.00 times and an interest-bearing debt ratio of less than or equal to 1.0 time.
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
As of September 25, 2026, Thai baht 2.50 billion (approximately $74.7 million) was outstanding under the term loan.
2023 Credit Facility Agreement
On March 9, 2023, Fabrinet Thailand and the Parent Company (collectively, the “Borrowers”) and the Bank entered into a credit facility agreement (the “2023 Credit Facility Agreement”), which provided a facility of $55.0 million.
During the three months ended December 27, 2024, the Borrowers and the Bank amended the 2023 Credit Facility Agreement to reduce the facility to $30.0 million, which may be used for export bill discount. The credit facility will mature on March 9, 2043.
As of September 25, 2026, there was no amount outstanding under the 2023 Credit Facility Agreement.
Under the 2023 Credit Facility Agreement, the Borrowers are required to maintain a debt-to-equity ratio of less than or equal to 1.5 times for Fabrinet Thailand and 1.0 times for the Parent Company.
As of September 25, 2026, the Borrowers were in compliance with all of their financial covenants under the 2023 Credit Facility Agreement.

12.    Income taxes
As of September 25, 2026 and June 26, 2026, the liability for uncertain tax positions including accrued interest and penalties was $5.8 million and $5.1 million, respectively.
The Company files income tax returns in the United States and foreign tax jurisdictions. The tax years from 2019 to 2025 remain open to examination by U.S. federal and state, and foreign tax authorities. The Company is currently under examination by the U.S. Internal Revenue Service (“IRS”) for fiscal year 2022. The Company’s income tax is recognized based on the best estimate of the expected annual effective tax rate for the full financial year of Fabrinet and each of its subsidiaries, adjusted for discrete items arising in that quarter. If the Company’s estimated annual effective tax rate changes, the Company makes a cumulative adjustment in that quarter.
The effective tax rate for the Company for the three months ended September 25, 2026 and September 26, 2025 was 20.1% and 5.4%, respectively. The increase was primarily due to top-up taxes under the Pillar Two Model Rules.
13.    Share-based compensation
Share-based compensation
The grant date fair value of restricted share units and performance share units is based on the market value of Fabrinet's ordinary shares on the date of grant.
The effect of recording share-based compensation expense for the three months ended September 25, 2026 and September 26, 2025 was as follows:

	Three Months Ended
(in thousands)	September 25, 2026	September 26, 2025
Share-based compensation expense by type of award:
Restricted share units	$7,447	$6,368
Performance share units	3,778	2,703
Total share-based compensation expense	11,225	9,071
Tax effect on share-based compensation expense	—	—
Net effect on share-based compensation expense	$11,225	$9,071
Share-based compensation expense was recorded in the unaudited condensed consolidated statements of operations and comprehensive income as follows:

	Three Months Ended
(in thousands)	September 25, 2026	September 26, 2025
Cost of revenue	$4,203	$3,519
Selling, general and administrative expense	7,022	5,552
Total share-based compensation expense	$11,225	$9,071
The Company did not capitalize any share-based compensation expense as part of any asset costs during the three months ended September 25, 2026 and September 26, 2025.
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

The 2020 Plan and 2017 Inducement Plan are collectively referred to as the “Equity Incentive Plans.”
The following table summarizes the number of equity awards outstanding and ordinary shares available for grant under each of the Equity Incentive Plans as of September 25, 2026:

(share units)	Restricted Share Units outstanding	Performance Share Units outstanding	Ordinary Shares available for future grant
2020 Plan	211,639	111,750	1,310,577
2017 Inducement Plan	—	—	111,347
Total	211,639	111,750	1,421,924
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
The following table summarizes restricted share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 26, 2026	211,574	$244.24
Granted	82,139	$444.87
Vested	(78,776)	$208.29
Forfeited	(3,298)	$352.61
Balance as of September 25, 2026	211,639	$333.80

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 27, 2025	263,014	$187.00
Granted	67,584	$277.04
Vested	(94,607)	$162.08
Forfeited	(3,801)	$212.71
Balance as of September 26, 2025	232,190	$223.81

The following table summarizes performance share unit activity under the Equity Incentive Plans:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 26, 2026	94,687	$269.67
Granted	62,944	$444.87
Vested	(46,484)	$261.84
Forfeited	603	$261.84
Balance as of September 25, 2026	111,750	$371.57

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance as of June 27, 2025	120,916	$198.90
Granted	48,806	$277.04
Vested	(73,936)	158.91
Forfeited	(2,943)	$261.84
Balance as of September 26, 2025	92,843	$269.83
As of September 25, 2026, there was $44.8 million and $32.6 million of unrecognized share-based compensation expense related to restricted share units and performance share units, respectively, under the Equity Incentive Plans that is expected to be recorded over a weighted-average period of 1.7 and 1.5 years, respectively.
For the three months ended September 25, 2026 and September 26, 2025, the Company withheld an aggregate of 50,100 shares and 69,332 shares, respectively, upon the vesting of restricted share units and performance share units, based upon the closing share price on the vesting date to settle employee tax withholding obligations. For the three months ended September 25, 2026 and September 26, 2025, the Company then remitted cash of $23.9 million and $22.7 million, respectively, to the appropriate taxing authorities and presented it as a financing activity within the unaudited condensed consolidated statements of cash flows. The payment was recorded as a reduction of additional paid-in capital.
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
As of September 25, 2026 and June 26, 2026, 108,862 and 85,942 Warrant Shares, respectively, were vested and remained unexercised.

14.    Shareholders’ equity
Share capital
Fabrinet’s authorized share capital is 500,000,000 ordinary shares, par value of $0.01 per ordinary share, and 5,000,000 preferred shares, par value of $0.01 per preferred share.
For the three months ended September 25, 2026, Fabrinet issued 75,160 ordinary shares, upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
For the three months ended September 26, 2025, Fabrinet issued 99,211 ordinary shares, upon the vesting of restricted share units and performance share units under the Equity Incentive Plans, net of shares withheld.
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
During the three months ended September 25, 2026, 76,721 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $379.83, for an aggregate purchase price of $29.1 million. As of September 25, 2026, the Company had a remaining authorization to repurchase up to $139.9 million worth of its ordinary shares under the share repurchase program. Shares repurchased under the share repurchase program are held as treasury shares.

15.    Accumulated other comprehensive income (loss)
The changes in AOCI for the three months ended September 25, 2026 and September 26, 2025 were as follows:

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Total
Balance as of June 26, 2026	$5,596	$(4,760)	$132	$968
Other comprehensive income (loss) before reclassification	(4,218)	3,480	7	(731)
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	73	(1,628)	—	(1,555)
Tax effects	—	(40)	—	(40)
Other comprehensive income (loss)	$(4,145)	$1,812	$7	$(2,326)
Balance as of September 25, 2026	$1,451	$(2,948)	$139	$(1,358)

(in thousands)	Unrealized net (Losses)/Gains on Available-for-sale Securities	Unrealized net (Losses)/Gains on Derivative Instruments	Foreign Currency Translation Adjustment	Total
Balance as of June 27, 2025	$8,714	$1,334	$246	$10,294
Other comprehensive income (loss) before reclassification	(811)	(2,800)	(89)	(3,700)
Amounts reclassified out of AOCI to the unaudited condensed consolidated statements of operations and comprehensive income	—	662	—	662
Tax effects	—	76	—	76
Other comprehensive income (loss)	$(811)	$(2,062)	$(89)	$(2,962)
Balance as of September 26, 2025	$7,903	$(728)	$157	$7,332

16.    Commitments and contingencies
Bank guarantees
As of September 25, 2026 and June 26, 2026, there were outstanding bank guarantees on behalf of the Company's subsidiary in Thailand for electricity usage and other normal business expenses of Thai baht 88.6 million and Thai baht 83.3 million, respectively, or approximately $2.6 million and $2.3 million, respectively. As of September 25, 2026, the Company had an outstanding bank guarantee on behalf of its subsidiary in China to support the subsidiary's operations of Chinese Renminbi ("RMB") 4.8 million ($0.7 million) and the bank guarantee was backed by cash collateral of $0.7 million. In addition, there were other immaterial bank guarantees on behalf of the Company's subsidiary in Israel to support the subsidiary's operations.
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
As of September 25, 2026, the Company had purchase obligations and other commitments to third parties of $3.19 billion.
Capital expenditures
In February 2025, the Company entered into a construction contract with a local contractor for construction of a new manufacturing building at the Company's Chonburi campus. The contract price is approximately $132.5 million (Thai baht 4.45 billion).
As of September 25, 2026, the Company had total capital expenditure commitments to third parties of $164.1 million.
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
Other Matters
Following the February 2026 ruling by the United States Supreme Court striking down certain tariffs imposed under the International Emergency Economic Powers Act, U.S. Customs and Border Protection has since announced steps toward an administrative process to address potential tariff refunds. However, the availability, timing, and amount of any potential refunds remain uncertain and are subject to ongoing legal, regulatory, and administrative developments. The Company continues to monitor the situation, including any potential refunds of such tariffs, and evaluate the impact on its results of operations. As of September 25, 2026, the Company evaluated the potential recovery of previously incurred tariffs under a loss‑recovery model and has not recorded a receivable because recovery is not considered probable.

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
17.    Restructuring and other related costs
In September 2026, the Company implemented a restructuring initiative aimed at enhancing operational effectiveness and streamlining activities within its subsidiary located in Thailand. As a result of the restructuring, the Company incurred total charges of $1.0 million, which were primarily related to employee severance and other termination benefits. These severance-related charges reflect the costs associated with workforce reductions across various functions within the Thailand operations.
The Company recognizes severance-related charges depending on whether the termination benefits are provided under an ongoing benefit arrangement or under a one-time benefit arrangement. The Company recognizes the charges once the benefits have been communicated to employees.
As of September 25, 2026, there was no restructuring liability balance.
18.    Business segments and geographic information
The Company manages its business activities on a consolidated basis and operates as a single operating segment. The Company’s chief operating decision maker (“CODM”) is Fabrinet’s Chief Executive Officer.
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

The following table provides information about the Company's revenue, significant segment expenses and other segment expenses:

	Three Months Ended
(in thousands of U.S. dollars)	September 25, 2026	September 26, 2025
Revenues	$1,474,459	$978,128
Cost of revenues	(1,300,661)	(861,689)
Gross profit	173,798	116,439
Selling, general and administrative expenses	(26,744)	(22,246)
Restructuring and other related costs	(1,049)	—
Operating income	146,005	94,193
Interest income	5,539	9,417
Interest expense	(231)	—
Foreign exchange gain (loss), net	(220)	(2,060)
Other income (expense), net	(21,592)	(122)
Income before income taxes	129,501	101,428
Income tax expense	(26,004)	(5,502)
Net income	$103,497	$95,926
For the Company’s revenues by geographic region, see “Revenue by Geographic Area and End Market” in Note 3.
The following table presents long-lived assets by the country in which they are based:

(in thousands)	September 25, 2026	June 26, 2026
Long-Lived Assets:
Thailand	$644,815	$562,044
U.S.	112,044	35,610
China	22,490	18,698
Israel	2,004	2,149
Others	490	540
Total	$781,843	$619,041
Significant customers
The Company had four and three customers, respectively, that each contributed to 10% or more of the Company's total trade accounts receivable as of September 25, 2026 and June 26, 2026.
During the three months ended September 25, 2026 and September 26, 2025, the Company had three customers for both periods, that each contributed 10% or more of the Company's revenues. Such customers together accounted for 46.7% and 51.5% of the Company revenues during the respective periods.
19.    Subsequent events
In October 2026, the Company’s board of directors approved the repurchase of up to an additional $103.0 million of the Company’s outstanding ordinary shares, bringing the aggregate authorization under the Company’s existing share repurchase program to $637.3 million.

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
•our expectation that the portion of our revenues attributable to customers in regions outside of North America for the remainder of fiscal year 2027 will be in line with the portion of revenues attributable to such customers during the three months ended September 25, 2026;
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
•our plans to execute acquisitions;
•trends in the data center, communications infrastructure, automotive, industrial lasers and other markets, including trends to outsource the production of components used in those markets;
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
The percentage of our revenues generated from a ship-to location outside of North America decreased from 76.3% in the three months ended September 26, 2025 to 75.4% in the three months ended September 25, 2026, primarily because of an increase in revenue from customers in the United States.
Based on the short and medium-term indications and forecasts from our customers, we expect that the portion of our future revenues attributable to customers in regions outside North America for the remainder of fiscal year 2027 will be in line with the portion of revenues attributable to such customers during the three months ended September 25, 2026.

The following table presents percentages of total revenues by geographic region:

	Three Months Ended
	September 25, 2026	September 26, 2025
Asia-Pacific and others	72.0%	72.7%
North America	24.6	23.7
Europe	3.4	3.6
Total revenues	100.0%	100.0%
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

In fiscal year 2027, we expect our SG&A expenses will increase compared with our fiscal year 2026 SG&A expenses, primarily due to an increase in research and development (R&D) expenses, information technology related expenses and employee costs.
The compensation committee of our board of directors approved a fiscal year 2027 executive incentive plan with quantitative objectives based solely on achieving certain revenue targets and non-GAAP operating margin targets for fiscal year 2027. Bonuses under the fiscal year 2026 executive incentive plan were paid after the end of fiscal year 2026. In fiscal year 2026, the compensation committee approved a fiscal year 2026 executive incentive plan with quantitative objectives that were based solely on achieving certain revenue targets and non-GAAP operating margin targets for fiscal year 2026.
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
We had foreign currency denominated assets and liabilities in Thai baht, RMB and GBP as follows:

	As of September 25, 2026			As of June 26, 2026
(in thousands, except percentages)	Foreign Currency	$	%	Foreign Currency	$	%
Assets
Thai baht	1,828,525	54,664	80.3	1,132,961	33,921	77.0
RMB	75,861	11,240	16.5	53,167	7,800	17.7
GBP	1,657	2,190	3.2	1,763	2,325	5.3
Total		$68,094	100.0%		$44,046	100.0%
Liabilities
Thai baht	10,292,971	307,712	94.9	7,086,071	212,158	93.1
RMB	111,825	16,569	5.1	106,118	15,568	6.8
GBP	46	60	0.0	78	103	0.1
Total		$324,341	100.0%		$227,829	100.0%
The Thai baht assets represent cash and cash equivalents, trade accounts receivable, deposits and other current assets. The Thai baht liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued employee benefits, borrowings and other payables. We manage our exposure to fluctuations in foreign exchange rates by the use of foreign currency contracts and offsetting assets and liabilities denominated in the same currency in accordance with management’s policy. As of September 25, 2026, there was $292.0 million of foreign currency forward contracts outstanding on the Thai baht payables. As of June 26, 2026, there was $280.0 million of foreign currency forward contracts outstanding on the Thai baht payables.
The RMB assets represent cash and cash equivalents, trade accounts receivable, other receivables, and other current assets. The RMB liabilities represent trade accounts payable, accrued expenses, income tax payable, accrued payroll, bonus and related expenses, and other payables. As of September 25, 2026 and June 26, 2026, we did not have any derivative contracts denominated in RMB.

The GBP assets represent cash, trade accounts receivable, and other current assets. The GBP liabilities represent trade accounts payable, accrued expenses, and other payables. As of September 25, 2026 and June 26, 2026, we did not have any derivative contracts denominated in GBP.
For the three months ended September 25, 2026 and September 26, 2025, we recorded an unrealized gain of $1.2 million and unrealized loss of $1.3 million, respectively, related to derivatives that are not designated as hedging instruments in the unaudited condensed consolidated statements of operations and comprehensive income.
Currency Regulation and Dividend Distribution
Foreign exchange regulation in the PRC is primarily governed by the following rules:
•Foreign Currency Administration Rules, as amended on August 5, 2008, or the Exchange Rules; and
•Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.
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
Throughout the period of our operations in Thailand, we have generally received income tax and other incentives from the Thailand Board of Investment. Preferential tax treatment from the Thai government in the form of a corporate tax exemption on income generated from projects to manufacture certain products at our Chonburi campus was available to us through June 2026, followed by a 50% exemption between July 2026 and June 2031. Preferential tax treatment is available to us for products manufactured at our Chonburi campus Building 9, where income generated will be tax exempt through 2031, capped at our actual investment amount. Preferential tax treatment will be available to us for products manufactured at our Navanakorn campus for 8 years beginning in August 2027, capped at our actual investment amount. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. Currently, the corporate income tax rate for our Thai subsidiary is 20%.

As of September 25, 2026, the corporate income tax rates for our subsidiaries in the PRC, the U.S., the U.K. and Israel are 25%, 21%, 25% and 23%, respectively.
The OECD introduced a global minimum tax framework (“Pillar Two”) that imposes a minimum tax rate of 15% on multinational enterprise groups with annual consolidated revenue exceeding €750 million. Pillar Two includes a Qualified Domestic Minimum Top-up Tax (“QDMTT”), an Income Inclusion Rule (“IRR”), and an Undertaxed Profits Rule (“UTPR”).
The OECD has issued Pillar Two model rules and continues to release guidance on these rules. As of September 25, 2026, these rules are either effective or have been adopted in draft form in various countries. We evaluated the applicable tax law changes resulting from Pillar Two implementation in the countries where we operate. Fabrinet is incorporated in a jurisdiction that has not adopted Pillar Two rules. Certain other jurisdictions in which we operate, including Thailand, have enacted legislation to implement Pillar Two.
For the three months ended September 25, 2026, we recognized $19.9 million of current income tax expense related to enacted Pillar Two legislation. The related liability is included within income tax payable in the unaudited condensed consolidated balance sheets. We continue to evaluate enacted legislation, administrative guidance, and the application of transitional safe harbors in the jurisdictions in which we operate. Future changes in enacted tax laws and interpretations could materially affect our future effective tax rate and cash tax obligations.
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
Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the fiscal year ended June 26, 2026. The adoption of new accounting policies and accounting standards are disclosed in Note 2 to the unaudited condensed consolidated financial statements. There were no changes to our accounting policies.

Results of Operations
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income. Note that period-to-period comparisons of operating results should not be relied upon as indicative of future performance.

(in thousands)	Three Months Ended
	September 25, 2026	September 26, 2025
Revenues	$1,474,459	$978,128
Cost of revenues	(1,300,661)	(861,689)
Gross profit	173,798	116,439
Selling, general and administrative expenses	(26,744)	(22,246)
Restructuring and other related costs	(1,049)	—
Operating income	146,005	94,193
Interest income	5,539	9,417
Interest expense	(231)	—
Foreign exchange gain (loss), net	(220)	(2,060)
Other income (expense), net	(21,592)	(122)
Income before income taxes	129,501	101,428
Income tax expense	(26,004)	(5,502)
Net income	103,497	95,926
Other comprehensive income (loss), net of tax	(2,326)	(2,962)
Net comprehensive income	$101,171	$92,964
The following table sets forth a summary of our unaudited condensed consolidated statements of operations and comprehensive income as a percentage of revenues for the periods indicated.

	Three Months Ended
	September 25, 2026	September 26, 2025
Revenues	100.0%	100.0%
Cost of revenues	(88.2)	(88.1)
Gross profit	11.8	11.9
Selling, general and administrative expenses	(1.8)	(2.3)
Restructuring and other related costs	(0.1)	—
Operating income	9.9	9.6
Interest income	0.4	1.0
Interest expense	(0.0)	—
Foreign exchange gain (loss), net	(0.0)	(0.2)
Other income (expense), net	(1.5)	(0.0)
Income before income taxes	8.8	10.4
Income tax expense	(1.8)	(0.6)
Net income	7.0	9.8
Other comprehensive income (loss), net of tax	(0.1)	(0.3)
Net comprehensive income	6.9%	9.5%

The following table presents revenues by end market and product category:

(in thousands, except percentages)	Three Months Ended September 25, 2026	As a % of Total Revenues	Three Months Ended September 26, 2025	As a % of Total Revenues
Data center (1)	$777,132	52.7%	$437,610	44.7%
Communications infrastructure (2)	443,917	30.1%	329,602	33.7%
Automotive, Industrial and Others (3)	253,410	17.2%	210,916	21.6%
Total revenue	$1,474,459	100.0%	$978,128	100.0%
(1)Data center includes data center interconnect (DCI), high-performance computing (HPC), and other data center-specific applications.
(2)Communications infrastructure includes communications and networking products that are not specific to data center applications, primarily telecommunications products excluding DCI.
(3)Automotive, Industrial and Others includes products serving automotive components, industrial, medical devices and sensors.
Comparison of Three Months Ended September 25, 2026 with Three Months Ended September 26, 2025
Revenues
Our revenues increased by $496.4 million, or 50.8%, to $1,474.5 million for the three months ended September 25, 2026, compared with $978.1 million for the three months ended September 26, 2025. This increase was primarily due to an increase in our key customers’ demand for both data center products and communications infrastructure products. Revenues from data center products, which represented $777.1 million, or 52.7%, of our revenues for the three months ended September 25, 2026, increased by $339.5 million, or 77.6%, compared to the same period in the prior fiscal year. Revenues from communications infrastructure products, which represented $443.9 million, or 30.1%, of our revenues for the three months ended September 25, 2026, increased by $114.3 million, or 34.7%, compared to the same period in the prior fiscal year. Revenues from automotive, industrial and others products, which represented $253.4 million, or 17.2%, of our revenues for the three months ended September 25, 2026, increased by $42.5 million, or 20.1%, compared to the same period in the prior fiscal year.
Cost of revenues
Our cost of revenues increased by $439.0 million, or 50.9%, to $1,300.7 million, or 88.2% of revenues, for the three months ended September 25, 2026, compared with $861.7 million, or 88.1% of revenues, for the three months ended September 26, 2025. This increase was in line with the increase in sales volume.
Gross profit
Our gross profit increased by $57.4 million, or 49.3%, to $173.8 million, or 11.8% of revenues, for the three months ended September 25, 2026, compared with $116.4 million, or 11.9% of revenues, for the three months ended September 26, 2025. The increase was primarily due to an increase in sales volume.
SG&A expenses
Our SG&A expenses increased by $4.5 million, or 20.3%, to $26.7 million, or 1.8% of revenues, for the three months ended September 25, 2026, compared with $22.2 million, or 2.3% of revenues, for the three months ended September 26, 2025. The increase was primarily due to (1) an increase in share-based compensation expenses of $1.5 million, (2) an increase in R&D expenses of $1.3 million, (3) an increase in executive compensation related expenses of $0.6 million, (4) an increase in sales and marketing expenses of $0.4 million, mainly from commission, (5) an increase in a net realized loss from financial instruments of $0.4 million, and (6) an increase in information technology related expenses of $0.3 million, primarily related to network and security systems.
Restructuring and other related costs
We recorded restructuring and other related costs for the three months ended September 25, 2026, of $1.0 million, due to restructuring in our subsidiary in Thailand. We had no restructuring costs for the three months ended September 26, 2025.

Operating income
Our operating income increased by $51.8 million, or 55.0%, to $146.0 million, or 9.9% of revenues, for the three months ended September 25, 2026, compared with $94.2 million, or 9.6% of revenues, for the three months ended September 26, 2025. The increase was primarily due to an increase in revenues.
Interest income
Our interest income decreased by $3.9 million, or 41.5%, to $5.5 million, or 0.4% of revenues, for the three months ended September 25, 2026, compared with $9.4 million, or 1.0% of revenues, for the three months ended September 26, 2025. The decrease was primarily due to a decrease in average cash balance and short-term investment and a decrease of weighted average interest income rate during the three months ended September 25, 2026 compared to same period in the prior fiscal year.
Interest expense
Our interest expense increased by $0.2 million for the three months ended September 25, 2026, compared with the three months ended September 26, 2025. The increase was primarily due to a new term loan in August 2026.
Foreign exchange gain (loss), net
We recorded foreign exchange loss, net of $0.2 million, or 0.0% of revenues, for the three months ended September 25, 2026, compared with foreign exchange loss, net of $2.1 million, or 0.2% of revenues, for the three months ended September 26, 2025. The decrease in foreign exchange loss was mainly due to (1) realized gain from payment/receipt of $3.0 million, and (2) unrealized gain from mark-to-market forward contracts of $2.5 million, offset by (1) unrealized loss from revaluation of outstanding Thai baht assets and liabilities of $2.5 million, (2) unrealized loss from revaluation of currencies other than Thai baht of $1.0 million, and (3) foreign exchange loss, totaling $0.1 million from our subsidiaries in the PRC and the U.K.
Other income (expense), net
We recorded other expense, net of $21.6 million, or 1.5% of revenues, for the three months ended September 25, 2026, compared with other expense, net $0.1 million or 0.0% of revenues, for the three months ended September 26, 2025. The increase in other expense was primarily due to downward fair value adjustment of non-marketable equity securities of $21.5 million.
Income before income taxes
We recorded income before income taxes of $129.5 million for the three months ended September 25, 2026, compared with $101.4 million for the three months ended September 26, 2025.
Income tax expense
Our provision for income tax reflects effective tax rates of 20.1% and 5.4% for the three months ended September 25, 2026 and September 26, 2025, respectively. The increase was primarily due to top-up taxes under the Pillar Two Model Rules.
Net income
We recorded net income of $103.5 million, or 7.0% of revenues, for the three months ended September 25, 2026, compared with $95.9 million, or 9.8% of revenues, for the three months ended September 26, 2025.
Other comprehensive income (loss)
We recorded other comprehensive loss of $2.3 million, or 0.1% of revenues, for the three months ended September 25, 2026, compared with other comprehensive loss of $3.0 million, or 0.3% of revenues, for the three months ended September 26, 2025. The change was mainly due to (1) unrealized gain from mark-to-market of forward contracts of $3.9 million, and (2) unrealized gain from foreign currency translation adjustment of $0.1 million, offset by an increase in unrealized loss from mark-to-market of available-for-sale debt securities of $3.3 million.
Liquidity and Capital Resources
Cash Flows and Working Capital
We primarily finance our operations through cash flow from operating activities. As of September 25, 2026 and September 26, 2025, we had cash, cash equivalents, and short-term investments of $755.8 million and $968.8 million, respectively, and outstanding debt of $74.7 million as of September 25, 2026.

Our cash and cash equivalents, which primarily consist of cash on hand, demand deposits, and liquid investments with original maturities of three months or less, are placed with banks and other financial institutions. The weighted-average interest rate on our cash and cash equivalents was 3.5% and 4.0% for the three months ended September 25, 2026 and September 26, 2025, respectively.
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
During the three months ended September 25, 2026, we borrowed $74.7 million of the term loan under our 2019 Credit Facility Agreement. As a result, as of September 25, 2026, we had a long-term borrowing of $74.7 million under our 2019 Credit Facility Agreement (see Note 11 of Notes to Unaudited Condensed Consolidated Financial Statements for further details). We anticipate that our internally generated working capital, along with our cash and cash equivalents will be adequate to repay these obligations. To better manage our cash on hand, we held short-term investments of $363.4 million as of September 25, 2026.
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
The following table shows our cash flows for the periods indicated:

	Three Months Ended
(in thousands)	September 25, 2026	September 26, 2025
Net cash provided by operating activities	$21,287	$102,568
Net cash provided by (used in) investing activities	$2,765	$(80,960)
Net cash provided by (used in) financing activities	$21,775	$(22,965)
Net increase (decrease) in cash, cash equivalents and restricted cash	$45,827	$(1,357)
Operating Activities
Cash provided by operating activities is net income adjusted for certain non-cash items and changes in certain assets and liabilities. The decrease in cash provided by operating activities during the three months ended September 25, 2026 as compared to the three months ended September 26, 2025 was primarily due to (1) an increase in trade receivables due to higher sales volume and timing of collection, and (2) an increase in inventories to support higher demand in the next quarter, partially offset by an increase in trade account payables aligned with the increasing volume of inventories.
Investing Activities
Investing cash flows consist primarily of investment purchases, sales, maturities, and disposals; and capital expenditures. Cash provided by investing activities for the three months ended September 25, 2026 as compared to cash used in investing activities for the three months ended September 26, 2025 was primarily due to an increase in net proceeds of short-term investments, offset by an increase in capital expenditures related to purchase and construction of new facilities in U.S. and Thailand, respectively.
Financing Activities
Financing cash flows consist primarily of proceeds from long-term borrowings, repayment of long-term borrowings, share repurchases, and withholding tax related to net share settlement of restricted share units. Cash provided by financing activities for the three months ended September 25, 2026 as compared to cash used in financing activities for the three months ended September 26, 2025 was primarily due to proceeds from long-term borrowings, offset by an increase in share repurchases and an increase in withholding tax related to net share settlement of restricted share units.

Recent Accounting Pronouncements
See Note 2 of Notes to Unaudited Condensed Consolidated Financial Statements for recent accounting pronouncements that could have an effect on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We had cash, cash equivalents, and short-term investments totaling $755.8 million and $875.1 million as of September 25, 2026 and June 26, 2026, respectively. We have interest rate risk exposure relating to the interest income generated by excess cash invested in highly liquid investments with maturities of three months or less from the original dates of purchase. The cash, cash equivalents, and short-term investments are held for working capital purposes. We have not used derivative financial instruments in our investment portfolio. We have not been exposed nor do we anticipate being exposed to material risks due to changes in market interest rates. Declines in interest rates, however, will reduce future investment income. If overall interest rates had declined by 10 basis points during the three months ended September 25, 2026 and September 26, 2025, our interest income would have decreased by approximately $0.2 million for both periods, assuming consistent investment levels.
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

We attempt to hedge against these exchange rate risks by entering into derivative instruments that are typically one to twelve months in duration, leaving us exposed to longer term changes in exchange rates. We designated the foreign currency forward contracts used to hedge fluctuations in the U.S. dollar value of forecasted transactions denominated in Thai baht as cash flow hedges, as they qualified for hedge accounting because the hedges are highly effective. While we intend to continue to meet the conditions for hedge accounting, if hedges do not qualify as highly effective, the changes in the fair value of the derivatives used as hedges would be reflected in our earnings. Any gains or losses related to these outstanding foreign currency forward contracts will be recorded in accumulated other comprehensive income (loss) in the unaudited condensed consolidated balance sheets, with subsequent reclassification to the same statement of operations and comprehensive income line item as the earnings effect of hedge items when settled. We recorded an unrealized gain of $1.2 million and an unrealized loss of $1.3 million for the three months ended September 25, 2026 and September 26, 2025, respectively, related to derivatives that are not designated as hedging instruments. As foreign currency exchange rates fluctuate relative to the U.S. dollar, we expect to incur foreign currency translation adjustments and may incur foreign currency exchange losses. For example, a 10% weakening in the U.S. dollar against the Thai baht and the RMB would have resulted in a decrease in our net dollar position of approximately $28.6 million and $20.4 million as of September 25, 2026 and June 26, 2026, respectively. We cannot give any assurance as to the effect that future changes in foreign currency rates will have on our unaudited condensed consolidated financial position, operating results or cash flows.
Credit Risk
Credit risk refers to our exposures to financial institutions, suppliers and customers that have in the past and may in the future experience financial difficulty, particularly in light of recent conditions in the credit markets and the global economy. As of September 25, 2026, our cash and cash equivalents were held in deposits and highly liquid investment products with maturities of three months or less with banks and other financial institutions having credit ratings of A minus or above. Our short-term investments as of September 25, 2026 are held in various financial institutions with a maturity limit not to exceed three years, and all securities are rated A1, P-1, F1 or better. We continue to monitor our surplus cash and consider investment in corporate and U.S. government debt as well as certain available-for-sale and held-to-maturity securities in accordance with our investment policy. We generally monitor the financial performance of our suppliers and customers, as well as other factors that may affect their access to capital and liquidity. Presently, we believe that we will not incur material losses due to our exposures to such credit risk.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 25, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have depended, and will continue to depend, upon a small number of customers for a significant percentage of our revenues. During the three months ended September 25, 2026 and September 26, 2025, we had three customers for both periods, that each contributed 10% or more of our revenues. Such customers together accounted for 46.7% and 51.5% of our revenues during the respective periods. Dependence on a small number of customers means that a reduction in orders from, a loss of, or other adverse actions by any one of these customers would reduce our revenues and could have a material adverse effect on our business, financial condition and operating results.

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
Revenues from data center products represented 52.7% and 44.7% of our revenues for the three months ended September 25, 2026 and September 26, 2025, respectively. Revenues from communications infrastructure products represented 30.1% and 33.7% of our revenues for the three months ended September 25, 2026 and September 26, 2025, respectively. Our future success as a provider of precision optical, electro-mechanical and electronic manufacturing services for the data center and communications infrastructure markets depends on the continued growth of the optics industry and, in particular, the continued expansion of global information networks, particularly those directly or indirectly dependent upon a fiber optic infrastructure. As part of that growth, we anticipate that demand for voice, video, and other data services delivered over high-speed connections (both wired and wireless) will continue to increase. Without network and bandwidth growth, the need for enhanced communications products would be jeopardized. Currently, demand for network services and for high-speed broadband access, in particular, is increasing but growth may be limited by several factors, including, among others: (1) relative strength or weakness of the global economy or the economy in certain countries or regions, (2) an uncertain regulatory environment, and (3) uncertainty regarding long-term sustainable business models as multiple industries, such as the cable, traditional telecommunications, wireless and satellite industries, offer competing content delivery solutions. The optical communications market also has experienced periods of overcapacity, some of which have occurred even during periods of relatively high network usage and bandwidth demands. If the factors described above were to slow, stop or reverse the expansion in the optical communications market, our business, financial condition and operating results would be negatively affected.

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
Over the past 5 years, we have expanded our manufacturing capacity by building a new facility at our Chonburi campus in Thailand in 2022, beginning construction of a new manufacturing building at our Chonburi campus in February 2025, acquiring our 8-acre Navanakorn campus in Thailand in May 2026, and acquiring three buildings near our Santa Clara campus in July 2026. We may continue to devote significant resources to the expansion of our manufacturing capacity, and any such expansion will be expensive, will require management’s time and may disrupt our operations. In the event we are unsuccessful in our attempts to expand our manufacturing capacity, our business, financial condition and operating results could be harmed.

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
Our customer contracts generally require that our customers pay us in U.S. dollars. However, the majority of our payroll and other operating expenses are paid in Thai baht. As a result of these arrangements, we have significant exposure to changes in the exchange rate between the Thai baht and the U.S. dollar, and our operating results are adversely impacted when the U.S. dollar depreciates relative to the Thai baht and other currencies. As of September 25, 2026, the U.S. dollar had appreciated approximately 3.1% against the Thai baht since September 27, 2024. While we attempt to hedge against certain exchange rate risks, we typically enter into hedging contracts with maturities of up to 12 months, leaving us exposed to longer term changes in exchange rates.
Additionally, we have significant exposure to changes in the exchange rate between the Chinese Renminbi (“RMB”) and the U.S. dollar. The expenses of our subsidiaries located in the PRC are denominated in RMB. Currently, RMB are convertible in connection with trade and service-related foreign exchange transactions, foreign debt service, and payment of dividends. The PRC government may at its discretion restrict access in the future to foreign currencies for current account transactions. If this occurs, our PRC subsidiary may not be able to pay us dividends in U.S. dollars without prior approval from the PRC State Administration of Foreign Exchange. In addition, conversion of RMB for most capital account items, including direct investments, is still subject to government approval in the PRC. This restriction may limit our ability to invest the earnings of our PRC subsidiary. As of September 25, 2026, the U.S. dollar had depreciated approximately 4.0% against the RMB since September 27, 2024. There remains significant international pressure on the PRC government to adopt a substantially more liberalized currency policy. Any appreciation in the value of the RMB against the U.S. dollar could negatively impact our operating results.

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
Our customers are located throughout the world, and our principal manufacturing facilities are located in Thailand. Beginning in the fourth quarter of fiscal year 2026, we updated our geographic area presentation from the bill-to-location of our customers to the ship-to-location of our customers. Prior periods have been recast to conform to the current presentation. See Note 3 of the notes to unaudited condensed consolidated financial statements. Revenues from the ship-to-location of customers outside of North America accounted for 75.4% and 76.3% of our revenues for the three months ended September 25, 2026 and September 26, 2025, respectively. We expect that revenues from the ship-to-location of customers outside of North America will continue to account for a significant portion of our revenues. Our customers also depend on international sales, which further exposes us to the risks associated with international operations. Conducting business outside the United States subjects us to a number of risks and challenges, including:
•compliance with a variety of domestic and foreign laws and regulations, including trade regulatory requirements;
•periodic changes in a specific country or region’s economic conditions, such as recession;
•unanticipated restrictions on our ability to sell to foreign customers where sales of products and the provision of services may require export licenses or are prohibited by government action (for example, the U.S. Department of Commerce has imposed, and may impose export restrictions on certain customers of our customers, such as Huawei and previously, ZTE Corporation);
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
We use professional investment management firms to manage our excess cash and cash equivalents. Our short-term investments as of September 25, 2026 are primarily investments in a fixed income portfolio, including liquidity funds, certificates of deposit and time deposits, corporate debt securities, and U.S. agency and U.S. Treasury securities. Our investment portfolio may become impaired by deterioration of the capital markets. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. The policy also provides that we may not invest in short-term investments with a maturity in excess of three years.
Should financial market conditions worsen, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any deterioration of the capital markets could cause our other income and expense to vary from expectations. As of September 25, 2026, we did not record any impairment charges associated with our portfolio of short-term investments, and although we believe our current investment portfolio has little risk of material impairment, we cannot predict future market conditions or market liquidity, or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
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
We are subject to income and other taxes in Thailand, the PRC, the U.K., the U.S. and Israel. Our effective income tax rate, provision for income taxes and future tax liability could be adversely affected by numerous factors, including the results of tax audits and examinations, income before taxes being lower than anticipated in countries with lower statutory tax rates and higher than anticipated in countries with higher statutory tax rates, changes in income tax rates, changes in the valuation of deferred tax assets and liabilities, failure to meet obligations with respect to tax exemptions, and changes in tax laws and regulations. From time to time, we engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. As of September 25, 2026, our U.S. federal and state tax returns remain open to examination for the tax years 2021 through 2024. The Company is currently under examination by the U.S. Internal Revenue Service (“IRS”) for fiscal year 2022. In addition, tax returns that remain open to examination in Thailand, the PRC, the U.K. and Israel range from the tax years 2019 through 2025. The results of audits and examinations of previously filed tax returns and continuing assessments of our tax exposures may have an adverse effect on our provision for income taxes and tax liability.
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
Preferential tax treatment from the Thai government in the form of a corporate tax exemption on income generated from projects to manufacture certain products at our Chonburi campus was available to us through June 2026, followed by a 50% exemption between July 2026 and June 2031. Preferential tax treatment is available to us for products manufactured at our Chonburi campus Building 9, where income generated will be tax exempt through 2031, capped at our actual investment amount. Preferential tax treatment will be available to the Company for products manufactured at its Navanakorn campus for 8 years beginning in August 2027, capped at the Company's actual investment amount. Such preferential tax treatment is contingent on various factors, including the export of our customers’ products out of Thailand and our agreement not to move our manufacturing facilities out of our current province in Thailand for at least 15 years from the date on which preferential tax treatment was granted. We will lose this favorable tax treatment in Thailand unless we comply with these restrictions, and as a result we may delay or forego certain strategic business decisions due to these tax considerations.
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
The OECD has issued Pillar Two model rules and continues to release guidance on these rules. As of September 25, 2026, these rules are either effective or have been adopted in draft form in various countries. We evaluated the applicable tax law changes resulting from Pillar Two implementation in the countries where we operate. Fabrinet is incorporated in a jurisdiction that has not adopted Pillar Two rules. Certain other jurisdictions in which we operate, including Thailand, have enacted legislation to implement Pillar Two.
For the three months ended September 25, 2026, we recognized $19.9 million of current income tax expense related to enacted Pillar Two legislation. The related liability is included within income tax payable in the unaudited condensed consolidated balance sheets. We continue to evaluate enacted legislation, administrative guidance, and the application of transitional safe harbors in the jurisdictions in which we operate. Future changes in enacted tax laws and interpretations could materially affect our future effective tax rate and cash tax obligations.
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

Additionally, we are required to register with the FDA and other regulatory bodies and are subject to continual review and periodic inspection for compliance with various regulations, including testing, quality control and documentation procedures. We hold the following additional certifications: ANSI ESD S20.20 for facilities and manufacturing process control; Transported Asset Protection Association and Custom-Trade Partnership Against Terrorism for logistic security and management; and CSR-DIW for corporate social responsibility in Thailand. In the European Union, we are required to maintain certain ISO certifications in order to sell our precision optical, electro-mechanical and electronic manufacturing services and we must undergo periodic inspections by regulatory bodies to obtain and maintain these certifications. If any regulatory inspection reveals that we are not in compliance with applicable standards, regulators may take action against us, including issuing a warning letter, imposing fines on us, requiring a recall of the products we manufactured for our customers, or closing our manufacturing facilities. If any of these actions were to occur, it could harm our reputation as well as our business, financial condition and operating results.
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
Our corporate affairs are governed by our amended and restated memorandum and articles of association (“MOA”), by the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”) and the common law of the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under the laws of the Cayman Islands are not as clearly established under statutes or judicial precedent as in jurisdictions in the U.S. Therefore, our shareholders may have more difficulty in protecting their interests than would shareholders of a corporation incorporated in a jurisdiction in the U.S., due to the comparatively less developed nature of Cayman Islands law in this area.

The Companies Act permits mergers and consolidations between Cayman Islands companies and between Cayman Islands companies and non-Cayman Islands companies. Dissenting shareholders have the right to be paid the fair value of their shares (which, if not agreed between the parties, will be determined by the Cayman Islands court) if they follow the required procedures, subject to certain exceptions. Court approval is not required for a merger or consolidation which is effected in compliance with these statutory procedures.
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
We, along with our suppliers and customers, rely on various energy sources in our manufacturing and transportation activities. Energy prices have been subject to increases and general volatility caused by market fluctuations, supply and demand, currency fluctuation, production and transportation disruption, world events and government regulations. Energy prices have recently increased, which could increase our raw material and transportation costs. In addition, increased transportation costs of our suppliers and customers could be passed along to us. We may not be able to increase our prices to adequately offset these increased costs, and any increase in our prices may reduce our future customer orders, which could harm our business, financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes share repurchase activity for the three months ended September 25, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased As Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program (1)
June 27, 2026 – July 24, 2026	—	$—	—	$169,047,719
July 25, 2026 – August 21, 2026	523	$414.04	523	$168,831,175
August 22, 2026 – September 25, 2026	76,198	$379.60	76,198	$139,906,697
Total	76,721		76,721

(1)     On August 21, 2017, we announced that our board of directors had approved a share repurchase program to permit us to repurchase up to $30.0 million worth of our issued and outstanding ordinary shares in the open market in accordance with applicable rules and regulations. In February 2018, May 2019, August 2020, August 2022, August 2023, August 2024, and January 2025, we announced that our board of directors approved increases of $30.0 million, $50.0 million, $58.5 million, $78.7 million, $47.6 million, $139.5 million, and $100.0 million, respectively, to the original share repurchase authorization, bringing the aggregate authorization to $534.3 million. The repurchased shares will be held as treasury stock. Our share repurchase program does not have an expiration date. Any repurchases under our share repurchase program are made in accordance with Rule 10b-18, including pursuant to pre-set trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act of 1934. During the three months ended September 25, 2026, 76,721 shares were repurchased under the program, at an average price per share (excluding other direct costs) of $379.83, for an aggregate purchase price of $29.1 million. As of September 25, 2026, we had a remaining authorization to repurchase up to $139.9 million worth of our ordinary shares.

ITEMS 3 and 4 are not applicable and have been omitted.
ITEM 5. OTHER INFORMATION
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.
ITEM 6. EXHIBITS

Incorporated by reference herein
Exhibit Number	Description	Form	Exhibit No.	Filing Date

10.1	Description of Fiscal 2027 Executive Incentive Plan	8-K, Item 5.02	N/A	August 17, 2026

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Amendment Agreement (No. 2) to Credit Facility Agreement, dated as of August 17, 2026, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	8-K	10.1	August 17, 2026

10.2	Loan Agreement, dated as of August 17, 2026, by and between Fabrinet Co., Ltd. and Bank of Ayudhya Public Company Limited	8-K	10.2	August 17, 2026

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2026.

FABRINET

By:	/s/ CSABA SVERHA
Name:	Csaba Sverha
Title:	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)